Form 10-Q
period 1996-03-31
RURAL CELLULAR CORP
filed 1996-05-15
CIK 869561

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 1996.

   (   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 for the transition period from __________to__________.



COMMISSION FILE NUMBER 0-27416




                           RURAL CELLULAR CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          MINNESOTA                                             41-1693295
(STATE OR OTHER JURISDICTION                                  (I.R.S.EMPLOYER
OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)



                       2819 HIGHWAY 29 SOUTH, MIDWAY MALL
                           ALEXANDRIA, MINNESOTA 56308
                                 (320) 762-2000

  (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF
                   REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)


           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )


          Number of shares of common stock outstanding as of the close of business on April 30, 1996:



                                CLASS A 7,328,230

                                CLASS B 1,525,053


                                TABLE OF CONTENTS


                                                                           PAGE NUMBER

PART I.   FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS
      CONSOLIDATED BALANCE SHEETS-
         AS OF MARCH 31, 1996 AND DECEMBER 31, 1995 ........................ 3 - 4

      CONSOLIDATED STATEMENTS OF OPERATIONS-
         THREE MONTHS ENDED MARCH 31, 1996 AND  1995 .......................   5

      CONSOLIDATED STATEMENTS OF CASH FLOWS-
         THREE MONTHS ENDED MARCH 31, 1996 AND 1995 ........................   6

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...........................   7

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS .......... 8 - 11

PART II.   OTHER INFORMATION

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ...............................   12

SIGNATURE PAGE .............................................................   13



PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                   RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS



                                                          MARCH 31,     DECEMBER 31,
                                                            1996            1995
                                                        ------------    ------------
                                                        (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                            $  5,700,269    $    125,137
   Accounts receivable, net                                3,314,710       3,019,720
   Inventories                                             1,035,347         628,016
   Other current assets                                      151,597          95,693
                                                        ------------    ------------
       Total current assets                               10,201,923       3,868,566
                                                        ------------    ------------
PROPERTY AND EQUIPMENT:
   Land                                                    1,124,287       1,075,202
   Buildings and towers                                    8,899,910       8,721,385
   Equipment                                              26,183,634      16,066,315
   Furniture and fixtures                                  2,433,109       2,193,718
   Assets under construction                               2,811,124       3,721,584
   Less - Accumulated depreciation                        (9,151,336)     (8,261,125)
                                                        ------------    ------------
      Net property and equipment                          32,300,728      23,517,079
                                                        ------------    ------------

INVESTMENTS AND OTHER ASSETS:
   Investments in unconsolidated affiliates                1,378,215       1,165,891
   Restricted investments                                    884,845         709,955
   Other investments                                          33,304          31,375
   Deferred charges, less accumulated amortization
      of $727,092 and $677,184                                  --            49,908
   Paging licenses and other assets, less accumulated
      amortization of $120,748 and $114,358                  317,320         795,707
                                                        ------------    ------------
         Total investments and other assets                2,613,684       2,752,836
                                                        ------------    ------------

                                                        $ 45,116,335    $ 30,138,481
                                                        ============    ============



              The accompanying notes are an integral part of these
                          consolidated balance sheets.


                   RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                                               MARCH 31,      DECEMBER 31,
                                                                  1996            1995
                                                              ------------    ------------
                                                               (UNAUDITED)
CURRENT LIABILITIES:
   Current maturities of long-term debt                       $     41,415    $  2,725,496
   Accounts payable                                             12,103,527       4,041,906
   Advance billings and customer deposits                        1,074,180         964,463
   Accrued interest                                                150,859         312,304
   Other accrued liabilities                                       302,808         239,598
                                                              ------------    ------------
      Total current liabilities                                 13,672,789       8,283,767

LONG-TERM DEBT                                                      65,500      16,397,209
                                                              ------------    ------------
      Total liabilities                                         13,738,289      24,680,976
                                                              ------------    ------------


SHAREHOLDERS' EQUITY:
   Undesignated shares, $.01 par value;
     10,000,000 shares authorized;
      no shares issued and outstanding                                --              --
   Class A common stock, $.01 par value;
      15,000,000 shares authorized;
      7,328,230 and 4,302,667 shares issued and outstanding         73,283          43,027
   Class B common stock, $.01 par value;
      5,000,000 shares authorized;
      1,525,053 and 1,680,753 shares issued and outstanding         15,251          16,808
   Additional paid-in capital                                   34,445,849       8,412,634
   Accumulated deficit                                          (3,156,337)     (3,014,964)
                                                              ------------    ------------
      Total shareholders' equity                                31,378,046       5,457,505
                                                              ------------    ------------

                                                              $ 45,116,335    $ 30,138,481
                                                              ============    ============



                 The accompanying notes are an integral part of
                       these consolidated balance sheets.



                   RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                          THREE MONTHS ENDED MARCH 31,
                                          -----------    -----------
                                             1996           1995
                                          -----------    -----------
REVENUES:
   Service revenues                       $ 4,407,035    $ 2,793,351
   Roamer revenues                            906,645        730,837
   Equipment sales                            367,993        367,378
                                          -----------    -----------
      Total revenues                        5,681,673      3,891,566
                                          -----------    -----------

OPERATING EXPENSES:
   Network costs                            1,594,381      1,074,770
   Cost of equipment sales                    495,786        362,227
   Selling, general and administrative      2,873,554      1,419,286
   Depreciation and amortization              970,215        745,899
                                          -----------    -----------
      Total operating expenses              5,933,936      3,602,182
                                          -----------    -----------

OPERATING INCOME (LOSS)                      (252,263)       289,384
                                          -----------    -----------

OTHER INCOME (EXPENSE):
   Interest expense                          (191,169)      (332,727)
   Interest and dividend income               290,757          6,903
   Equity in earnings of unconsolidated
      affiliates                               12,552           --
                                          -----------    -----------
         Other income (expense), net          112,140       (325,824)
                                          -----------    -----------
LOSS BEFORE INCOME TAX                       (140,123)       (36,440)
INCOME TAX PROVISION                            1,250          5,500
                                          -----------    -----------
NET LOSS                                  $  (141,373)   $   (41,940)
                                          ===========    ===========
NET LOSS PER COMMON SHARE                 $      (.02)   $      (.01)
                                          ===========    ===========
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                       7,546,087      5,983,420




                 The accompanying notes are an integral part of
                    these consolidated financial statements.



                   RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                        THREE MONTHS ENDED MARCH 31,
                                                        ------------    ------------
                                                              1996           1995
                                                        ------------    ------------
OPERATING ACTIVITIES:
   Net loss                                             $   (141,373)   $    (41,940)

   Adjustments to reconcile net loss to net cash
      provided by operating activities -
         Depreciation and amortization                       970,215         745,899
         Gain on restricted investments                     (176,783)             (7)
         Equity in earnings of unconsolidated
            affiliates                                       (12,553)             --
         Change in other operating elements:
               Accounts receivable                          (294,990)        322,488
               Inventories                                  (407,331)        152,384
               Other current assets                          (55,904)         23,737
               Accounts payable                            8,061,621        (269,355)
               Advance billings and customer deposits        109,717          33,460
               Accrued liabilities                           (98,235)       (105,919)
                                                        ------------    ------------
                   Net cash provided by
                     operating activities                  7,954,384         860,747
                                                        ------------    ------------

INVESTING ACTIVITIES:
   Purchases of property and equipment, net               (9,697,565)       (400,297)
   Contributions to unconsolidated affiliates               (199,771)       (116,193)
   Purchase of restricted investments                           --           (37,171)
   Other, net                                                 (6,214)       (100,734)
                                                        ------------    ------------
                   Net cash used in
                     investing activities                 (9,903,550)       (654,395)
                                                        ------------    ------------

FINANCING ACTIVITIES:
   Proceeds from issuance of common stock,
      net of offering costs                               26,540,088            --
   Proceeds from issuance of long-term debt                1,998,000         189,000
   Repayment of long-term debt                           (21,013,790)        (55,053)
                                                        ------------    ------------
                   Net cash provided by
                     financing activities                  7,524,298         133,947
                                                        ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                  5,575,132         340,299
CASH AND CASH EQUIVALENTS,  AT BEGINNING OF PERIOD           125,137         236,122
                                                        ------------    ------------
CASH AND CASH EQUIVALENTS,  AT END OF PERIOD            $  5,700,269    $    576,421
                                                        ============    ============



                 The accompanying notes are an integral part of
                    these consolidated financial statements.



                   RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION:

      The accompanying consolidated balance sheet as of March 31, 1996, and the consolidated statements of operations and cash flows for three months ended March 31, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996 and for all periods presented have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1995 Form 10-K. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the operating results for the full fiscal year.

2.   SHAREHOLDERS' EQUITY:

     During the quarter ended March 31, 1996, the Company completed an initial public offering (the Offering) of 3,450,000 shares of Class A Common Stock, of which 2,869,863 shares were sold by the Company and 580,137 previously issued shares were sold by certain shareholders. The Company received net proceeds of approximately $26.0 million from the Offering with the proceeds used to repay long-term debt and to provide capital for future expansion. In connection with the Offering, the exercise price of 150,600 employee stock options was fixed at $10.00 per share, the price at which the stock was sold to the public in this Offering.

3.   SUPPLEMENTAL DISCLOSURE OF CONSOLIDATED CASH FLOW INFORMATION:


                                                      THREE MONTHS ENDED MARCH 31,
                                                  --------------------------------------
                                                       1996                   1995
                                                  ----------------       ---------------
Cash paid during the period for interest          $       352,559        $     370,258
Cash paid during the period for income taxes      $            --        $       5,500



      CASH AND CASH EQUIVALENTS
      Cash and cash equivalents consist of commercial paper with original maturities of three months or less.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table presents certain statements of operations data as a percentage of total revenues as well as other cellular performance indicators for the periods indicated.

                                    THREE MONTHS ENDED MARCH 31,
                                    ----------------------------
                                           1996     1995
                                          -----    -----
REVENUES:
   Service revenues                        77.5%     71.8%
   Roamer revenues                         16.0      18.8
   Equipment sales                          6.5       9.4
                                          -----     -----
      Total revenues                      100.0     100.0
                                          -----     -----

OPERATING EXPENSES:
   Network costs                           28.0      27.6
   Cost of equipment sales                  8.7       9.3
   Selling, general, and administrative    50.6      36.5
   Depreciation and amortization           17.1      19.2
                                          -----     -----
      Total operating expenses            104.4      92.6
                                          -----     -----

OPERATING INCOME (LOSS)                    (4.4)      7.4
                                          -----     -----

OTHER INCOME (EXPENSE):
   Interest expense                        (3.4)     (8.6)
   Interest and dividend income             5.1        .2
   Equity in earnings of
      unconsolidated affiliates              .2      --
                                          -----     -----
         Other income (expense), net        1.9      (8.4)
                                          -----     -----
LOSS BEFORE INCOME TAX                     (2.5)     (1.0)
INCOME TAX PROVISION                       --          .1
                                          -----     -----
NET LOSS                                   (2.5)%    (1.1)%
                                          =====     =====


                                      THREE MONTHS ENDED MARCH 31,
                                      ----------------------------
                                             1996     1995
                                            -----    -----
OTHER CELLULAR PERFORMANCE INDICATORS:
   Penetration                                5.2%     3.1%
   Subscriber growth                         16.8%     7.9%
   Average monthly retention                 98.9%    99.0%
   Average monthly revenue per subscriber    $ 59     $ 63
   Acquisition cost per gross subscriber(1)  $320     $438


(1) Determined by dividing the amounts of all sales and marketing costs, agent commissions, and gain or losses on cellular telephone sales by the gross subscribers added each period.


     REVENUES. Service revenues increased 57.8% to $4,407,035 for the quarter ended March 31, 1996 from $2,793,351 for the comparable prior period, resulting primarily from the 66.6% increase since March 31, 1995 in the number of cellular subscribers. Service revenues for the quarter ended March 31, 1996 include $167,578 for paging services. The Company's cellular subscriber base rose 16.8% during the quarter ended March 31, 1996 to 31,272 subscribers. This growth resulted in a market penetration rate of 5.2% for the quarter ended March 31, 1996, up significantly from 3.1% for the comparable prior period.

     Roamer revenues increased 24.1% to $906,645 for the quarter ended March 31, 1996 from $730,837 for the comparable prior period. This increase was primarily due to a 78% increase in the number of roamer minutes, resulting in part from expanded coverage provided by additional cell sites added in 1995 and overall increased usage of the Company's cellular service by a greater number of roamers in the Company's cellular service area. While total roamer revenues increased, the average revenue per roamer declined due in part to reciprocal agreements with certain surrounding carriers in which the Company discounted its intercarrier exchange rates.

     Equipment sales increased less than 1% to $367,993 for the quarter ended March 31, 1996 from $367,378 for the comparable prior period reflecting the Company's strategy of leasing rather than selling equipment to cellular subscribers. As the Company continues to lease equipment to cellular subscribers, the Company expects that equipment sales will remain flat or decline.

     OPERATING EXPENSES. Network costs increased as a percentage of total revenues to 28.0% for the quarter ended March 31, 1996 from 27.6% for the comparable prior period and increased by 48.3% to $1,594,381 from $1,074,770. These increases reflect additional operating costs from new cell sites that were added during 1995. Network costs include switching and transport costs and the expenses associated with the maintenance and operation of its cellular and paging network facilities.

     Selling, general, and administrative expenses ("SG&A") increased as a percentage of total revenue to 50.6% for the quarter ended March 31, 1996 from 36.5% for the comparable prior period, due primarily to an increase in the number of commissions paid as a result of the Company's successful marketing and promotion strategies and to additional employees and incremental wage and benefit increases. SG&A expenses include salaries, benefits, and operating expenses such as marketing, bad debt, customer support, accounting, administration, commissions, and billing.

     Depreciation and amortization expenses increased 30.1% to $970,215 for the quarter ended March 31, 1996 from $745,899 for the comparable prior period, resulting primarily from a continued increase in investments in the Company's network facilities.

     OPERATING INCOME (LOSS). Operating loss for the quarter ended March 31, 1996 totaled $252,263 or 4.4% as a percentage of total revenues as compared to operating income of $289,384 and an operating margin of 7.4% in the comparable prior period. The decrease resulted from an increase in commissions and increases in other operating costs.

     OTHER INCOME. Interest and dividend income increased to $290,757 for the quarter ended March 31, 1996 from $6,903 for the comparable prior period, as a result of interest income on higher average cash balances which resulted from the completion of the Company's initial public offering and increased dividend income from restricted investments due to a patronage refund from the St.
Paul Bank for Cooperatives, the Company's principal lender. Interest paid decreased due to the use of the offering proceeds to pay down substantially all the Company's outstanding debt, including all capital lease obligations.

     NET LOSS. Loss before income taxes increased to $140,123 for the quarter ended March 31, 1996 from $36,440 in the comparable prior period. The provision for taxes of $1,250 for the quarter ended March 31, 1996 reflects state corporate minimum income taxes. Net loss increased to $141,373 in the first quarter of 1996 from $41,940 in the first quarter of 1995.

SEASONALITY

     The Company experiences seasonal fluctuations in revenues and operating income (loss). The Company's average monthly revenue per cellular subscriber has historically increased during the second and third calendar quarters. These increases reflect greater demand in the Company's cellular service area by weekend and recreational subscribers and use in seasonal industries, such as agriculture and construction. Because the Company's cellular service area includes many seasonal recreational areas, the Company expects that roaming revenues will continue to be more seasonally volatile than service revenues.

     The Company believes that the anticipated increase in cellular usage, together with the increased number of subscribers, reduced marketing expense, and enhanced operating leverage, should result in net income for the second quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary liquidity requirements are for operating expenditures and for expanding its network facilities. As of March 31, 1996, the Company had 64 cell sites and 32 paging transmitters. The Company will continue to construct additional cell sites and purchase cellular equipment in order to increase capacity as subscriber and usage volumes increase. Specific capital requirements of the Company will be based on the property, equipment, and network facilities requirements associated with the Company's expansion plans and rate of subscriber growth. The Company currently anticipates that it will spend approximately $14 million for capital expansion during the last three quarters of 1996.

     Net cash provided by operating activities during the three months ended March 31, 1996 and 1995 was $7,954,384 and $860,747, respectively. The primary source of the increase during the first quarter of fiscal 1996 was an increase in accounts payable of $8,061,621, resulting from the expansion of the digital microwave network facilities under construction through March 1996.

     Net cash used in investing activities during the three months ended March 31, 1996 and 1995 was $9,903,550 and $654,395, respectively. The principal use of cash in fiscal year 1996 was for the purchase of property and equipment for the Company's cellular network and construction of the digital microwave network, which became operational in the second quarter of 1996. The Company recently began construction of a new corporate office headquarters in Alexandria, Minnesota, completion of which is expected in the fourth quarter of 1996. The total cost of the new building is anticipated to be approximately $2.5 million. The funds for this project will come from working capital and additional borrowing under the credit facility with the St. Paul Bank for Cooperatives.

     Net cash provided by financing activities during the three months ended March 31, 1996 and 1995 was $7,524,298 and $133,947, respectively. In February 1996, the Company completed its Offering of 2,869,863 shares of Class A Common Stock and received proceeds of $26,061,914, net of offering expenses of $478,153 and $149,659 paid in 1995 and 1996, respectively. The Company used approximately $20,484,759 of the net proceeds to repay substantially all outstanding debt. The Company intends to use the remaining net proceeds of the Offering, together with the funds available under its credit facility, to fund planned capital expenditures and operating expenses.

FORWARD-LOOKING INFORMATION

     Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Some of the factors that could affect results are the impact of seasonality on cellular usage, higher than planned operating expenses and capital expenditures, and how quickly new customers become profitable.



PART II.    OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

   11  STATEMENT RE COMPUTATION OF EARNINGS PER SHARE

   27  FINANCIAL DATA SCHEDULE

(b)  REPORTS ON FORM 8-K

     NO REPORTS ON FORM 8-K WERE FILED DURING THE QUARTER ENDED MARCH 31, 1996.


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   RURAL CELLULAR CORPORATION
                                   (Registrant)


     Date: May 14, 1996            /s/   Richard Ekstrand
    ----------------------         -----------------------------------------
                                   Richard Ekstrand
                                   (President and Chief Executive Officer)


     Date: May 14, 1996            /s/   Tony Gebhard
    ----------------------         -----------------------------------------
                                   Tony Gebhard
                                   (Manager of Accounting)