Form 10-Q
period 1996-06-30
RURAL CELLULAR CORP
filed 1996-08-13
CIK 869561

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1996.

      ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________to__________.


COMMISSION FILE NUMBER 0-27416


                           RURAL CELLULAR CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            MINNESOTA                                         41-1693295
  (STATE OR OTHER JURISDICTION                             (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)


                       2819 HIGHWAY 29 SOUTH, MIDWAY MALL
                           ALEXANDRIA, MINNESOTA 56308
                                 (320) 762-2000
    (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE,
                  OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)


           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )


           Number of shares of common stock outstanding as of the close of business on July 31, 1996:

                                CLASS A 7,407,717

                                CLASS B 1,445,566

                                TABLE OF CONTENTS


                                                                           PAGE
                                                                          NUMBER
PART I.   FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

      CONSOLIDATED BALANCE SHEETS-
         AS OF JUNE 30, 1996 AND DECEMBER 31, 1995...........................3

      CONSOLIDATED STATEMENTS OF OPERATIONS-
         THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995............5

      CONSOLIDATED STATEMENTS OF CASH FLOWS-
         SIX MONTHS ENDED JUNE 30, 1996 AND 1995.............................6

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.............................7

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......................9

PART II.   OTHER INFORMATION

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.............15

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................15

SIGNATURE PAGE..............................................................16


PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                   RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS



                                                             JUNE 30,         DECEMBER 31,
                                                               1996               1995
                                                           ------------       ------------
                                                           (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                               $    304,437       $    125,137
   Accounts receivable, net                                   4,633,326          3,019,720
   Inventories                                                  910,011            628,016
   Other current assets                                         113,283             95,693
                                                           ------------       ------------
      Total current assets                                    5,961,057          3,868,566
                                                           ------------       ------------

PROPERTY AND EQUIPMENT:
   Land                                                       1,215,383          1,075,202
   Buildings and towers                                       9,459,980          8,721,385
   Equipment                                                 28,179,867         16,066,315
   Furniture and fixtures                                     2,650,403          2,193,718
   Assets under construction                                  3,209,786          3,721,584
   Less - Accumulated depreciation                          (10,453,389)        (8,261,125)
                                                           ------------       ------------
      Net property and equipment                             34,262,030         23,517,079
                                                           ------------       ------------

INVESTMENTS AND OTHER ASSETS:
   Investments in unconsolidated affiliates                   1,416,281          1,165,891
   Restricted investments                                       923,930            741,330
   Deferred charges, less accumulated amortization
      of $727,092 and $677,184                                     --               49,908
   Paging licenses and other assets, less accumulated
      amortization of $127,137 and $114,358                     335,515            795,707
                                                           ------------       ------------
         Total investments and other assets                   2,675,726          2,752,836
                                                           ------------       ------------

                                                           $ 42,898,813       $ 30,138,481
                                                           ============       ============



The accompanying notes are an integral part of these consolidated balance sheets.


                   RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY





                                                                    JUNE 30,        DECEMBER 31,
                                                                     1996               1995
                                                                 ------------       ------------
                                                                  (UNAUDITED)
CURRENT LIABILITIES:
   Current maturities of long-term debt                          $  1,571,907       $  2,725,496
   Accounts payable                                                 7,373,933          4,041,906
   Advance billings and customer deposits                           1,223,802            964,463
   Accrued interest                                                    13,201            312,304
   Other accrued liabilities                                          374,013            239,598
                                                                 ------------       ------------
      Total current liabilities                                    10,556,856          8,283,767

LONG-TERM DEBT                                                         58,258         16,397,209
                                                                 ------------       ------------

      Total liabilities                                            10,615,114         24,680,976
                                                                 ------------       ------------


SHAREHOLDERS' EQUITY:
   Undesignated shares, $.01 par value;
     10,000,000 shares authorized;
      no shares issued and outstanding                                   --                 --
   Class A common stock, $.01 par value;
      15,000,000 shares authorized;
      7,407,717 and 4,382,154 shares issued and outstanding            74,077             43,822
   Class B common stock, $.01 par value;
      5,000,000 shares authorized;
      1,445,566 and 1,601,266 shares issued and outstanding            14,456             16,013
   Additional paid-in capital                                      34,445,849          8,412,634
   Accumulated deficit                                             (2,250,683)        (3,014,964)
                                                                 ------------       ------------
      Total shareholders' equity                                   32,283,699          5,457,505
                                                                 ------------       ------------

                                                                 $ 42,898,813       $ 30,138,481
                                                                 ============       ============



The accompanying notes are an integral part of these consolidated balance sheets.



                   RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                               THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                             -------------------------------       -------------------------------
                                                  1996               1995               1996               1995
                                             ------------       ------------       ------------       ------------
REVENUES:
   Service revenues                          $  5,554,796       $  3,342,588       $  9,961,831       $  6,135,939
   Roamer revenues                              1,508,452          1,095,010          2,415,097          1,825,847
   Equipment sales                                382,752            502,348            750,744            869,726
                                             ------------       ------------       ------------       ------------
      Total revenues                            7,446,000          4,939,946         13,127,672          8,831,512
                                             ------------       ------------       ------------       ------------

OPERATING EXPENSES:
   Network costs                                1,513,678          1,113,292          3,108,059          2,188,062
   Cost of equipment sales                        484,305            497,545            980,091            859,772
   Selling, general and administrative          3,242,033          1,796,668          6,115,587          3,215,954
   Depreciation and amortization                1,309,616            762,219          2,279,831          1,508,118
                                             ------------       ------------       ------------       ------------
      Total operating expenses                  6,549,632          4,169,724         12,483,568          7,771,906
                                             ------------       ------------       ------------       ------------

OPERATING INCOME                                  896,368            770,222            644,104          1,059,606
                                             ------------       ------------       ------------       ------------

OTHER INCOME (EXPENSE):
   Interest expense                               (14,376)          (340,038)          (205,546)          (672,765)
   Interest and dividend income                    33,482            286,238            324,239            293,141
   Equity in earnings of unconsolidated
      affiliates                                   15,182               --               27,734               --
                                             ------------       ------------       ------------       ------------
         Other income (expense), net               34,288            (53,800)           146,427           (379,624)
                                             ------------       ------------       ------------       ------------
INCOME BEFORE INCOME TAX                          930,656            716,422            790,531            679,982
INCOME TAX PROVISION                               25,000            219,184             26,250            224,684
                                             ------------       ------------       ------------       ------------
NET INCOME                                   $    905,656       $    497,238       $    764,281       $    455,298
                                             ============       ============       ============       ============
NET INCOME PER COMMON SHARE                  $        .10       $        .08       $        .09       $        .08
                                             ============       ============       ============       ============
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                           8,884,769          5,983,420          8,152,972          5,983,420




The accompanying notes are an integral part of these consolidated financial statements.


                   RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        SIX MONTHS ENDED JUNE 30,
                                                                    -------------------------------
                                                                        1996                1995
                                                                    ------------       ------------
OPERATING ACTIVITIES:
   Net income                                                       $    764,281       $    455,298
   Adjustments to reconcile net income to net cash provided by operating activities -
         Depreciation and amortization                                 2,279,831          1,508,118
         Deferred income tax benefit                                        --              216,684
         Gain on restricted investments                                 (183,124)          (217,523)
         Equity in earnings of unconsolidated affiliates                 (27,734)              --
         Change in other operating elements:
               Accounts receivable                                    (1,613,606)          (432,526)
               Inventories                                              (281,995)            (8,727)
               Other current assets                                      (17,590)            19,055
               Accounts payable                                        3,332,027            871,348
               Advance billings and customer deposits                    259,339           (199,716)
               Accrued liabilities                                      (164,688)            (2,080)
                                                                    ------------       ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              4,346,741          2,209,931
                                                                    ------------       ------------

INVESTING ACTIVITIES:
   Purchases of property and equipment, net                          (12,962,095)        (3,927,503)
   Contributions to unconsolidated affiliates                           (222,656)          (116,193)
   Purchase of restricted investments                                                       (75,404)
   Other, net                                                            (30,238)          (108,443)
                                                                    ------------       ------------
NET CASH USED IN INVESTING ACTIVITIES                                (13,214,989)        (4,227,543)
                                                                    ------------       ------------

FINANCING ACTIVITIES:
   Proceeds from issuance of common stock,
      net of offering costs                                           26,540,088               --
   Proceeds from issuance of long-term debt                            5,178,000          2,439,160
   Repayment of long-term debt                                       (22,670,540)          (397,754)
                                                                    ------------       ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              9,047,548          2,041,406
                                                                    ------------       ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                179,300             23,794
CASH AND CASH EQUIVALENTS,  AT BEGINNING OF PERIOD                       125,137            236,122
                                                                    ------------       ------------
CASH AND CASH EQUIVALENTS,  AT END OF PERIOD                        $    304,437       $    259,916
                                                                    ============       ============


The accompanying notes are an integral part of these consolidated financial statements.


                   RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION:

      The accompanying consolidated balance sheet as of June 30, 1996, the consolidated statements of operations for the three and six months ended June 30, 1996 and 1995, and the consolidated statements of cash flows for the six months ended June 30, 1996 and 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 1996 and for all periods presented have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1995 Form 10-K. The results of operations for the periods ended June 30, 1996 are not necessarily indicative of the operating results for the full fiscal year.

     Certain reclassifications have been made to the December 31, 1995 consolidated balance sheet to conform to the June 30, 1996 presentation. These reclassifications had no effect on net income or total shareholders' equity as previously reported.

2.   LONG TERM DEBT:

      On April 25,1996, the Company entered into a $10,000,000 line of credit agreement (the Agreement) with the St. Paul Bank for Cooperatives which expires on March 31, 1997. The Agreement bears interest at the weekly Farm Credit Bank rate plus 1.4% (6.76% at June 30, 1996), and $1,530,000 was outstanding under the Agreement at June 30, 1996. The Agreement is subject to certain requirements regarding levels of net worth, cash flow, certain financial ratios, and dividend distributions. The Company is in compliance with all Agreement requirements as of June 30, 1996.

3.   SHAREHOLDERS' EQUITY:

      During the first quarter of 1996, the Company completed an initial public offering (the Offering) of 3,450,000 shares of Class A Common Stock, of which 2,869,863 shares were sold by the Company and 580,137 previously issued shares were offered by certain shareholders. The Company received net proceeds of approximately $26.0 million from the Offering with the proceeds used to repay long-term debt and to provide capital for network expansion. In connection with the Offering, the exercise price of 150,600 employee stock options was fixed at $10.00 per share, the price at which the stock was sold to the public in this offering.

4.   SUPPLEMENTAL DISCLOSURE OF CONSOLIDATED CASH FLOW INFORMATION:


                                                   SIX MONTHS ENDED JUNE 30,
                                                 -----------------------------
                                                   1996              1995
                                                 -------------    ------------
Cash paid during the period for interest            $504,695        $705,607
Cash paid during the year for income taxes          $    ---        $  8,000



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

                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                                   JUNE 30,                  JUNE 30,
                                             ------------------        ------------------
                                              1996         1995         1996         1995
                                             -----        -----        -----        -----
REVENUES:
   Service revenues                           74.6%        67.7%        75.9%        69.5%
   Roamer revenues                            20.3         22.2         18.4         20.7
   Equipment sales                             5.1         10.1          5.7          9.8
                                             -----        -----        -----        -----
      Total revenues                         100.0        100.0        100.0        100.0
                                             -----        -----        -----        -----

OPERATING EXPENSES:
   Network expenses                           20.3         22.5         23.7         24.8
   Cost of equipment sales                     6.5         10.1          7.5          9.7
   Selling, general, and administrative       43.6         36.4         46.6         36.4
   Depreciation and amortization              17.6         15.4         17.3         17.1
                                             -----        -----        -----        -----
      Total operating expenses                88.0         84.4         95.1         88.0
                                             -----        -----        -----        -----

OPERATING INCOME                              12.0         15.6          4.9         12.0
                                             -----        -----        -----        -----

OTHER INCOME (EXPENSE):
   Interest expense                           (0.2)        (6.9)        (1.6)        (7.6)
   Interest and dividend income                 .5          5.8          2.5          3.3
   Equity in earnings of
      unconsolidated affiliates                 .2           --           .2           --
                                             -----        -----        -----        -----
         Other income (expense), net            .5         (1.1)         1.1         (4.3)
                                             -----        -----        -----        -----
INCOME BEFORE INCOME TAX                      12.5         14.5          6.0          7.7
INCOME TAX PROVISION                            .3          4.4           .2          2.5
                                             -----        -----        -----        -----
NET INCOME                                    12.2 %       10.1%         5.8%         5.2%
                                             =====        =====        =====        =====



                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                      JUNE 30,                  JUNE 30,
                                                -------------------       -------------------
                                                 1996         1995         1996         1995
                                                ------       ------       ------       ------
OTHER CELLULAR
   PERFORMANCE INDICATORS:
Ending period penetration                          6.0%         3.5%         6.0%         3.5%
Average monthly retention                         98.9%        99.0%        98.9%        99.0%
Average monthly revenue per subscriber          $   68       $   73       $   64       $   67
Average  acquisition cost per subscriber(1)     $  324       $  377       $  322       $  402




(1) Determined by dividing the total of sales and marketing costs, agent commissions, and gains or losses on cellular telephone sales and leases by the gross subscribers added each period.



THREE MONTHS ENDED JUNE 30, 1996 VS. THREE MONTHS ENDED JUNE 30, 1995

REVENUES
     Service revenues increased 66.2% to $5,554,796 for the quarter ended June 30, 1996 from $3,342,588 for the comparable prior period, resulting primarily from a 70.8% increase since June 30, 1995 in the number of cellular subscribers, partially offset by a decrease of 6.2% in the corresponding average revenue per subscriber. The Company has achieved this growth through the implementation of customer sales and service strategies and by adherence to network service quality controls. This growth resulted in a market penetration rate of 6.0% at June 30, 1996, up significantly from 3.5% for the comparable prior period. Service revenues include paging revenues which increased 83.2% to $198,405 for the quarter ended June 30, 1996 from $108,279 for the comparable prior period.

     Roamer revenues increased 37.8% to $1,508,452 for the quarter ended June 30, 1996 from $1,095,010 for the comparable prior period. This increase was primarily due to a 55.8% increase in the number of roamer minutes, resulting in part from expanded coverage provided by additional cell sites added in 1995 and 1996 and overall increased usage of the Company's cellular service by a greater number of roamers in the Company's cellular service area. While total roamer revenues increased, the average revenue per roamer declined due in part to reciprocal agreements with certain surrounding carriers in which the Company discounted its intercarrier exchange rates.

     Equipment revenues decreased 23.8% to $382,752 for the quarter ended June 30, 1996 from $502,348 for the comparable prior period reflecting the Company's strategy of leasing rather than selling equipment to cellular subscribers. As the Company continues to lease equipment to cellular subscribers, the Company expects that equipment revenue will remain flat or decline.

OPERATING EXPENSES
      Network costs decreased as a percentage of total revenues to 20.3% for the quarter ended June 30, 1996 from 22.5% for the comparable prior period and increased by 36.0% to $1,513,678 from $1,113,292. The increased expenses reflect additional operating expenses from new cell sites that were added during 1995 and 1996 and higher total variable costs resulting from increased network usage associated with subscriber growth, partially offset by the effects of economies of scale. Network expenses include switching and transport expenses and the expenses associated with the maintenance and operation of the Company's cellular and paging network facilities.

     Selling, general, and administrative (SG&A) expenses increased as a percentage of total revenue to 43.6% for the quarter ended June 30, 1996 from 36.4% for the comparable prior period, due primarily to an increase in the number of commissions paid as a result of the Company's marketing and promotional strategies, additional employees and incremental wage and benefit increases. SG&A expenses include salaries, benefits, and operating expenses such as marketing, bad debt, customer support, accounting, administration, commissions and billing. Although SG&A expenses increased due to strong subscriber growth, the average acquisition cost per gross cellular subscriber decreased by 14.0% to $324 for the quarter ended June 30, 1996 from $377 for the comparable prior period due to subscriber growth.

     Depreciation and amortization expenses increased 71.8% to $1,309,616 for the quarter ended June 30, 1996 from $762,219 for the comparable prior period, resulting primarily from the continued increase in investments made by the Company in network facilities.

OPERATING INCOME
     Operating income for the quarter ended June 30, 1996 was $896,368 with an operating margin of 12.0% as compared to operating income of $770,222 with an operating margin of 15.6% in the comparable prior period. The reduced operating margin is due primarily to increased agent commission expenses in SG&A.

OTHER INCOME (EXPENSES)
     Interest and dividend income decreased to $33,482 for the quarter ended June 30, 1996 from $286,238 for the comparable prior period primarily as a result of The St. Paul Bank for Cooperatives patronage refund being recorded in the first quarter of 1996 and the second quarter of 1995. Interest expense decreased 95.8% for the quarter ended June 30, 1996 as a result of the repayment of substantially all outstanding debt upon completion of the Company's initial public offering in 1996.

NET INCOME
     Income before income taxes increased to $930,656 for the quarter ended June 30, 1996 from $716,422 in the comparable prior period. The provision for taxes of $25,000 for the quarter ended June 30, 1996 reflects corporate alternative minimum income taxes and the use of net operating loss carryforwards.
Net income increased to $905,656 in the second quarter of 1996 from $497,238 in the second quarter of 1995.

SIX MONTHS ENDED JUNE 30, 1996 VS. SIX MONTHS ENDED JUNE 30, 1995

REVENUES
     Service revenues increased 62.4% to $9,961,831 for the six months ended June 30, 1996 from $6,135,939 for the comparable prior period, resulting primarily from a 70.8% increase since June 30, 1995 in the number of cellular subscribers, partially offset by a decrease of 5.0% in the corresponding average revenue per subscriber. The Company has achieved this growth through the implementation of customer sales and service strategies and by adherence to network service quality controls. This growth resulted in a market penetration rate of 6.0% at June 30, 1996, up significantly from 3.5% for the comparable prior period. Service revenues include paging revenues which increased 75.7% to $365,983 for the six months ended June 30, 1996 from $208,270 for the comparable prior period.

     Roamer revenues increased 32.3% to $2,415,097 for the six months ended June 30, 1996 from $1,825,847 for the comparable prior period. This increase was primarily due to a 65.0% increase in the number of roamer minutes, resulting in part from expanded coverage provided by additional cell sites added in 1996 and 1995 and overall increased usage of the Company's cellular service by a greater number of roamers in the Company's cellular service area. While total roamer revenues increased, the average revenue per roamer declined due in part to reciprocal agreements with certain surrounding carriers in which the Company discounted its intercarrier exchange rates.

     Equipment revenues decreased 13.7% to $750,744 for the six months ended June 30, 1996 from $869,726 for the comparable prior period reflecting the Company's strategy of leasing rather than selling equipment to cellular subscribers. As the Company continues to lease equipment to cellular subscribers, the Company expects that equipment revenue will remain flat or decline.

OPERATING EXPENSES
     Network costs decreased as a percentage of total revenues to 23.7% for the six months ended June 30, 1996 from 24.8% for the comparable prior period and increased by 42.0% to $3,108,059 from $2,188,062. The increased expenses reflect additional operating costs from new cell sites that were added during 1996 and 1995 and higher total variable expenses resulting from increased network usage associated with subscriber growth, partially offset by the effects of increases in economies of scale.

     SG&A increased as a percentage of total revenue to 46.6% for the six months ended June 30, 1996 from 36.4% for the comparable prior period, due primarily to subscriber growth and commissions paid as a result of the Company's successful marketing and promotional strategies and to additional employees and incremental wage and benefit increases. Although SG&A expenses increased due to strong subscriber growth, the average acquisition cost per gross cellular subscriber decreased by 19.9% to $322 for the six months ended June 1996 from $402 for the comparable prior period due to subscriber growth.

     Depreciation and amortization expenses increased 51.2% to $2,279,831 for the six months ended June 30, 1996 from $1,508,118 for the comparable prior period, resulting primarily from a continued increase in investments in the Company's network facilities.

OPERATING INCOME
     Operating income for the six months ended June 30, 1996 was $644,104 with a 4.9% operating margin as compared to operating income of $1,059,606 with an operating margin of 12.0% in the comparable prior period. The reduced operating margin is due primarily to increased agent commission expenses in SG&A.

OTHER INCOME (EXPENSE)
     Interest and dividend income increased to $324,239 for the six months ended June 30, 1996 from $293,141 for the comparable prior period as a result of the increase in the St. Paul Bank for Cooperatives patronage refund and increases in interest on cash balances from the initial public offering. Interest expense decreased 69.4% for the six months ended June 30, 1996 as a result of the repayment of substantially all outstanding debt.

NET INCOME
     Income before income taxes increased to $790,531 for the six months ended June 30, 1996 from $679,982 in the comparable prior period. The provision for taxes of $26,250 for the six months ended June 30, 1996 reflects corporate minimum income taxes and the usage of net operating loss carryforwards. Net income increased to $764,281 for the first six months of 1996 from $455,298 in the first six months of 1995.


SEASONALITY

     The Company experiences seasonal fluctuations in revenues and operating income. The Company's average monthly revenue per cellular subscriber has historically increased during the second and third quarters. These increases reflect greater demand in the Company's cellular service area by weekend and recreational subscribers and use in seasonal industries, such as agriculture and construction. Because the Company's cellular service area includes many seasonal recreational areas, the Company expects that roaming revenues will continue to be more seasonally volatile than local service revenues.

     The Company believes that the anticipated increase in cellular usage, together with the increased number of subscribers, reduced acquisition costs, and enhanced operating leverage, should result in net income for the third and fourth quarters of 1996.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary liquidity requirements are for operating expenses and for expansion of network services and facilities to support subscriber growth. As of June 30, 1996, the Company had 66 cell sites and 32 paging transmitters. The Company will continue to construct additional cell sites and purchase cellular equipment in order to increase capacity as subscriber and usage volumes increase. Specific capital requirements of the Company are based on the property, equipment, and network facilities requirements associated with the Company's expansion plans and rate of subscriber growth. The Company currently estimates that it will spend approximately $10 million for capital expansion during the last two quarters of 1996.

      Under a previous loan agreement with the St. Paul Bank for Cooperatives, the Company was able to borrow up to $27,231,970 subject to certain requirements regarding levels of net worth, cash flow, certain financial ratios, and dividend distributions. As a result of the Offering, the Company repaid all amounts outstanding under the agreement. On April 25, 1996, the Company entered into a new loan agreement with the St. Paul Bank for Cooperatives consisting of a $10,000,000 line of credit. The outstanding balance on this line was $1,530,000 as of June 30, 1996. The interest rate ranged from 6.7% to 7.0% during the quarter ended June 30, 1996.

     Net cash provided by operating activities during the six months ended June 30, 1996 and 1995 was $4,346,741 and $2,209,931, respectively. The primary source of the increase during the first half of fiscal 1996 was an increase in accounts payable resulting from the construction of the Company's digital microwave network facilities. Funds available under the line of credit agreement will be used to reduce accounts payable.

     Net cash used in investing activities during the six months ended June 30, 1996 and 1995 was $13,214,989 and $4,227,543, respectively. The principal use of cash in fiscal year 1996 was for the purchase of property and equipment for the Company's cellular network and construction of the digital microwave network, which became operational in the second quarter of 1996. In July, 1996 the Company filed applications to bid for 10Mhz PCS licenses in its service area and is required to make a refundable deposit of approximately $1.4 million for license fees. The Company recently began construction of a new corporate office headquarters in Alexandria, Minnesota, completion of which is expected in the fourth quarter of 1996. The total cost of the new building is anticipated to be between $2.5 and $3.0 million. The office headquarters and PCS license fees will be funded through additional borrowings under the line of credit agreement.

      Net cash provided by financing activities during the six months ended June 30, 1996 and 1995 was $9,047,548 and $2,041,406, respectively. In February 1996, the Company completed its Offering of 2,869,863 shares of Class A Common Stock and received proceeds of $26,061,914, net of offering expenses. The Company used approximately $20,484,759 of the net proceeds to repay substantially all outstanding debt. The Company has used the remaining net proceeds of the Offering, together with the funds available under its line of credit agreement, to fund planned capital expenditures and operating expenses.


FORWARD-LOOKING INFORMATION

     Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Some of the factors that could affect results are the impact of seasonality on cellular usage, higher than planned operating expenses and capital expenditures, and the rate at which subscriber acquisition costs are recovered for new subscribers.


PART II.    OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

            (a) The Company held its Annual Meeting of Shareholders on May 23, 1996.

            (c)1. The Shareholders voted for three Class II Directors, each to serve a three year term. The vote was as follows for each of the nominees:

                                  Name           Affirmative  Authority Withheld
                                  ----           -----------  ------------------
                        George M. Revering        15,078,734        3,250
                        Don Swenson               15,078,734        3,250
                        Lawrence C. Ware *        15,072,534        9,450

                        * Mr. Ware, who was listed as a nominee in the proxy statement dated April 12, 1996, subsequently announced that he would be unable to continue his service as a director following the Annual Meeting.

               2. The Shareholders also considered an amendment to the Stock Option Plan for Nonemployee Directors. Voting on approval of the amendment was as follows: 14,875,458 shares in favor, 70,817 opposed, 12,409 abstentions, and 123,300 broker nonvotes

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

                  10 Loan Agreement with St. Paul Bank for Cooperatives dated April 25, 1996

                  11    Statement Re Computation of Earnings Per Share

                  27    Financial Data Schedule

            (b)   Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended June 30, 1996.



                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    RURAL CELLULAR CORPORATION
                                    (Registrant)





Dated: August 12, 1996                /s/  Richard P. Ekstrand
       ---------------
                                    --------------------------------------------
                                    Richard P. Ekstrand
                                    President and Chief Executive Officer


Dated: August 12, 1996               /s/  Wesley E. Schultz
       ---------------
                                    --------------------------------------------
                                    Wesley E. Schultz
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer)