Form 10-Q
period 1996-09-30
RURAL CELLULAR CORP
filed 1996-11-12
CIK 869561

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 (Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1996.

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________to__________.



COMMISSION FILE NUMBER 0-27416



                           RURAL CELLULAR CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          MINNESOTA                                              41-1693295
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)


                       2819 HIGHWAY 29 SOUTH, MIDWAY MALL
                           ALEXANDRIA, MINNESOTA 56308
                                 (320) 762-2000
  (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF
                    REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)




           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES [X]    NO [ ]


           Number of shares of common stock outstanding as of the close of business on October 31, 1996:


                               CLASS A   7,502,238

                               CLASS B   1,351,058



                                TABLE OF CONTENTS

                                                                     PAGE NUMBER
PART I.   FINANCIAL INFORMATION                                      -----------

   ITEM 1.  FINANCIAL STATEMENTS

      CONSOLIDATED BALANCE SHEETS-
         AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995 ....................  3

      CONSOLIDATED STATEMENTS OF OPERATIONS-
         THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995  ..........  5

      CONSOLIDATED STATEMENTS OF CASH FLOWS-
         NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 .....................  6

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...........................  7


   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS .....................  9


PART II.  OTHER INFORMATION

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ............................... 14


SIGNATURE PAGE ............................................................. 15



PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                   RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                 SEPTEMBER 30,      DECEMBER 31,
                                                     1996               1995
                                                 ------------       ------------
                                                   (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                     $    229,308       $    125,137
   Accounts receivable, net                         5,109,918          3,019,720
   Inventories                                        810,963            628,016
   Other current assets                               112,796             95,693
                                                 ------------       ------------
      Total current assets                          6,262,985          3,868,566
                                                 ------------       ------------

PROPERTY AND EQUIPMENT:
   Land                                             1,254,873          1,075,202
   Buildings and towers                             9,779,123          8,721,385
   Equipment                                       31,456,359         16,066,315
   Furniture and fixtures                           2,825,482          2,193,718
   Assets under construction                        3,297,558          3,721,584
   Less - Accumulated depreciation                (11,874,854)        (8,261,125)
                                                 ------------       ------------
      Net property and equipment                   36,738,541         23,517,079
                                                 ------------       ------------

INVESTMENTS AND OTHER ASSETS:
   Investments in unconsolidated affiliates         1,431,111          1,165,891
   Restricted and other investments                   924,609            741,330
   Paging licenses and other assets, net              354,637            845,615
                                                 ------------       ------------
      Total investments and other assets            2,710,357          2,752,836
                                                 ------------       ------------

                                                 $ 45,711,883       $ 30,138,481
                                                 ============       ============

The accompanying notes are an integral part of these consolidated balance sheets.


                   RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                 SEPTEMBER 30,       DECEMBER 31,
                                                                     1996                1995
                                                                 ------------       ------------
                                                                   (UNAUDITED)
CURRENT LIABILITIES:
   Current maturities of long-term debt                          $  2,497,409       $  2,725,496
   Accounts payable                                                 6,764,116          4,041,906
   Advance billings and customer deposits                           1,318,316            964,463
   Other accrued expenses                                             617,272            551,906
                                                                 ------------       ------------
      Total current liabilities                                    11,197,113          8,283,767

LONG-TERM DEBT                                                         51,144         16,397,209
                                                                 ------------       ------------

      Total liabilities                                            11,248,257         24,680,976
                                                                 ------------       ------------


SHAREHOLDERS' EQUITY:
   Undesignated shares, $.01 par value;
      10,000,000 shares authorized;
      no shares issued and outstanding                                   --                 --
   Class A common stock, $.01 par value;
      15,000,000 shares authorized;
      7,502,238 and 4,382,154 shares issued and outstanding            75,022             43,822
   Class B common stock, $.01 par value;
      5,000,000 shares authorized;
      1,351,058 and 1,601,266 shares issued and outstanding            13,511             16,013
   Additional paid-in capital                                      34,445,849          8,412,634
   Accumulated deficit                                                (70,756)        (3,014,964)
                                                                 ------------       ------------
      Total shareholders' equity                                   34,463,626          5,457,505
                                                                 ------------       ------------

                                                                 $ 45,711,883       $ 30,138,481
                                                                 ============       ============

            The accompanying notes are an integral part of these consolidated balance sheets.


                   RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                          THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                           -----------------------------     -----------------------------
                                               1996             1995             1996             1995
                                           ------------     ------------     ------------     ------------
REVENUES:
   Service revenues                        $  6,343,656     $  4,058,692     $ 16,305,487     $ 10,194,632
   Roamer revenues                            2,497,077        1,684,836        4,912,174        3,510,683
   Equipment sales                              204,926          286,284          955,670        1,156,010
                                           ------------     ------------     ------------     ------------
      Total revenues                          9,045,659        6,029,812       22,173,331       14,861,325
                                           ------------     ------------     ------------     ------------

OPERATING EXPENSES:
   Network costs                              1,800,439        1,206,674        4,908,498        3,394,736
   Cost of equipment sales                      278,255          393,817        1,258,346        1,253,589
   Selling, general and administrative        3,112,664        2,030,866        9,228,251        5,246,820
   Depreciation and amortization              1,500,357          865,720        3,780,188        2,373,838
                                           ------------     ------------     ------------     ------------
      Total operating expenses                6,691,715        4,497,077       19,175,283       12,268,983
                                           ------------     ------------     ------------     ------------
OPERATING INCOME                              2,353,944        1,532,735        2,998,048        2,592,342
                                           ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSE):
   Interest expense                             (45,171)        (366,546)        (250,717)      (1,039,311)
   Interest and dividend income                   6,324          (23,604)         330,563          269,537
   Equity in earnings of unconsolidated
      affiliates                                 14,830            2,453           42,564            2,453
                                           ------------     ------------     ------------     ------------
         Other income (expense), net            (24,017)        (387,697)         122,410         (767,321)
                                           ------------     ------------     ------------     ------------
INCOME BEFORE INCOME TAX                      2,329,927        1,145,038        3,120,458        1,825,021
INCOME TAX PROVISION                            150,000          350,316          176,250          575,000
                                           ------------     ------------     ------------     ------------
NET INCOME                                 $  2,179,927     $    794,722     $  2,944,208     $  1,250,021
                                           ============     ============     ============     ============
NET INCOME PER COMMON
    SHARE                                  $        .25     $        .13     $        .35     $        .21
                                           ============     ============     ============     ============
WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                       8,861,821        5,983,420        8,393,838        5,983,420

The accompanying notes are an integral part of these consolidated financial statements.


                   RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                            -----------------------------
                                                                1996              1995
                                                            ------------     ------------
OPERATING ACTIVITIES:
   Net income                                               $  2,944,208     $  1,250,021
   Adjustments to reconcile net income to net cash
      provided by operating activities -
         Depreciation and amortization                         3,780,188        2,373,838
         Deferred income tax benefit                                --            500,000
         Gain on restricted investments                         (184,036)        (186,332)
         Equity in earnings of unconsolidated affiliates         (42,564)          (2,453)
         Change in other operating elements:
               Accounts receivable                            (2,090,198)      (1,181,439)
               Inventories                                      (182,947)         196,245
               Other current assets                              (17,103)          10,482
               Accounts payable                                2,722,210        1,820,192
               Advance billings and customer deposits            353,853           76,416
               Other accrued expenses                             65,370          (78,403)
                                                            ------------     ------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                     7,348,981        4,778,567
                                                            ------------     ------------

INVESTING ACTIVITIES:
   Purchases of property and equipment, net                  (16,933,150)      (5,423,762)
   Contributions to unconsolidated affiliates                   (222,656)        (116,193)
   Purchase of restricted investments                               --            (82,483)
   Other, net                                                    (54,940)        (244,694)
                                                            ------------     ------------
NET CASH USED IN INVESTING ACTIVITIES                        (17,210,746)      (5,867,132)
                                                            ------------     ------------

FINANCING ACTIVITIES:
   Proceeds from issuance of common stock,
      net of offering costs                                   26,540,088             --
   Proceeds from issuance of long-term debt                    8,790,927        2,464,992
   Repayment of long-term debt                               (25,365,079)        (871,427)
                                                            ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      9,965,936        1,593,565
                                                            ------------     ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                          104,171          505,000
CASH AND CASH EQUIVALENTS,  AT BEGINNING OF PERIOD               125,137          236,122
                                                            ------------     ------------
CASH AND CASH EQUIVALENTS,  AT END OF PERIOD                $    229,308     $    741,122
                                                            ============     ============

The accompanying notes are an integral part of these consolidated financial statements.


                   RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION:

      The accompanying consolidated balance sheet as of September 30, 1996, the consolidated statements of operations for the three and nine months ended September 30, 1996 and 1995, and the consolidated statements of cash flows for the nine months ended September 30, 1996 and 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 1996 and for all periods presented have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1995 Form 10-K. The results of operations for the periods ended September 30, 1996 are not necessarily indicative of the operating results for the full fiscal year or for any other interim periods.

      Certain December 31, 1995 amounts in the consolidated balance sheet have been reclassified to conform to the September 30, 1996 presentation. These reclassifications had no effect on net income or total shareholders' equity as previously reported.

2.    LONG TERM DEBT:

      On April 25,1996, the Company entered into a $10,000,000 line of credit agreement (the Agreement) with the St. Paul Bank for Cooperatives which expires on March 31, 1997. Borrowings under the Agreement bear interest at the weekly Farm Credit Bank rate plus 1.4% (6.76% at September 30, 1996), and $2,455,000 was outstanding under the Agreement at September 30, 1996. The Agreement is subject to certain requirements regarding levels of net worth, cash flow and certain financial ratios. The Company was in compliance with all Agreement requirements as of September 30, 1996.

3.    INCOME TAXES:

      The Company's effective tax rate was lower than the statutory tax rate due to the utilization of alternative minimum tax and net operating loss carryforwards. The provision for income taxes of $150,000 for the quarter ended September 30, 1996, and $176,250 for the nine months ended September 30, 1996, was the result of alternative minimum taxes.

4.    SHAREHOLDERS' EQUITY:

      During the first quarter of 1996, the Company completed an initial public offering (the Offering) of 3,450,000 shares of Class A Common Stock, 2,869,863 shares of which were sold by the Company and 580,137 previously issued shares were offered by certain shareholders. The Company received net proceeds of approximately $26.0 million from the Offering with the proceeds used to repay long-term debt and to provide capital for network expansion. In connection with the Offering, the exercise price of 150,600 employee stock options was fixed at $10.00 per share, the price at which the stock was sold to the public.

5.    SUPPLEMENTAL DISCLOSURE OF CONSOLIDATED CASH FLOW INFORMATION:


                                             NINE MONTHS ENDED SEPTEMBER 30,
                                             -------------------------------
                                                   1996          1995
                                                ----------    ----------
Cash paid during the period for interest        $  518,946    $1,052,175
Cash paid during the period for income taxes    $     --      $   12,136


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

                                                THREE MONTHS             NINE MONTHS
                                             ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                             ------------------      ------------------
                                              1996        1995        1996        1995
                                             ------      ------      ------      ------
REVENUES:
   Service revenues                            70.1%       67.3%       73.5%       68.6%
   Roamer revenues                             27.6        27.9        22.2        23.6
   Equipment sales                              2.3         4.8         4.3         7.8
                                             ------      ------      ------      ------
      Total revenues                          100.0       100.0       100.0       100.0
                                             ------      ------      ------      ------

OPERATING EXPENSES:
   Network costs                               19.9        20.0        22.1        22.8
   Cost of equipment sales                      3.1         6.5         5.7         8.4
   Selling, general, and administrative        34.4        33.7        41.7        35.3
   Depreciation and amortization               16.6        14.4        17.0        16.0
                                             ------      ------      ------      ------
      Total operating expenses                 74.0        74.6        86.5        82.5
                                             ------      ------      ------      ------

OPERATING INCOME                               26.0        25.4        13.5        17.5
                                             ------      ------      ------      ------

OTHER INCOME (EXPENSE):
   Interest expense                            (0.5)       (6.0)       (1.1)       (7.0)
   Interest and dividend income                 0.1        (0.4)        1.5         1.8
   Equity in earnings of
      unconsolidated affiliates                 0.2         0.0         0.2         0.0
                                             ------      ------      ------      ------
         Other income (expense), net           (0.2)       (6.4)        0.6        (5.2)
                                             ------      ------      ------      ------
INCOME BEFORE INCOME TAX                       25.8        19.0        14.1        12.3
INCOME TAX PROVISION                            1.7         5.8         0.8         3.9
                                             ------      ------      ------      ------
NET INCOME                                     24.1 %      13.2 %      13.3 %      8.4 %
                                             ======      ======      ======      ======
EBITDA (1)                                     42.8 %      39.4 %      32.3 %      35.2 %



                                               THREE MONTHS             NINE MONTHS
                                             ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                             ------------------      ------------------
                                              1996        1995        1996        1995
                                             ------      ------      ------      ------
OTHER CELLULAR
   PERFORMANCE INDICATORS:
      End of period penetration                 6.6%        3.8%        6.6%        3.8%
      Average monthly retention                98.9%       99.1%       98.9%       99.1%
      Average monthly revenue
          per subscriber                     $   77      $   86      $   69      $   74
      Average acquisition cost
          per subscriber (2)                 $  362      $  420      $  334      $  409

-----------------------------
(1)   Earnings before interest, taxes, depreciation and amortization.

(2) Determined by dividing the total of sales and marketing costs, agent commissions, and gains or losses on cellular equipment sales and leases by the gross subscribers added each period.


THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995

REVENUES
      Service revenues for the quarter ended September 30, 1996, increased 56.3% to $6,343,656 from $4,058,692 for the comparable prior period, resulting primarily from a 72.2% increase in the number of cellular subscribers, partially offset by a decrease of 10.5% in the corresponding average revenue per subscriber. Service revenues for the nine months ended September 30, 1996 increased 59.9% to $16,305,487 from $10,194,632 for the comparable prior period, resulting primarily from the increase in the number of cellular subscribers, partially offset by a decrease of 6.8% in the corresponding average revenue per subscriber. The Company has achieved this growth through focused customer sales and service strategies and by adherence to network service quality controls. This growth resulted in a market penetration rate of 6.6% at September 30, 1996, up significantly from 3.8% for the comparable prior period. Service revenues include paging revenues, which increased 78.6% to $591,223 for the nine months ended September 30, 1996 from $331,084 for the comparable prior period.

      Roamer revenues for the quarter ended September 30, 1996, increased 48.2% to $2,497,077 from $1,684,836 for the comparable prior period. Roamer revenues for the nine months ended September 30, 1996, increased 39.9% to $4,912,174 from $3,510,683 for the comparable prior period. These increases were primarily due to a 54.0% increase in the number of roamer minutes resulting in part from expanded coverage provided by additional cell sites and overall increased usage of the Company's cellular service by a greater number of roamers in the Company's cellular service area. While total roamer revenues increased, the average revenue per roamer declined due in part to reductions in intercarrier exchange rates under reciprocal agreements with certain surrounding carriers.

      Equipment revenues for the quarter ended September 30, 1996, decreased 28.4% to $204,926 from $286,284 for the comparable prior period. Equipment revenues for the nine months ended September 30, 1996, decreased 17.3% to $955,670 from $1,156,010 for the comparable prior period. These decreases reflect the growing popularity of the Company's equipment rental program. The Company expects that equipment sales revenues will become a less significant portion of total revenues and rental revenues will continue to increase.

OPERATING EXPENSES
      Network costs for the quarter ended September 30, 1996, increased 49.2% to $1,800,439 from $1,206,674 for the comparable prior period. Network costs for the nine months ended September 30, 1996, increased 44.6% to $4,908,498 from $3,394,736 for the comparable prior period. While network costs as a percentage of revenues were relatively constant in both periods, the increased expenses reflect additional operating expenses from new cell sites that were added during 1995 and 1996 and higher total variable costs resulting from increased network usage associated with subscriber growth, partially offset by economy of scale efficiencies. Network expenses include switching and transport expenses and the expenses associated with the maintenance and operation of the Company's cellular and paging network facilities.

      Selling, general, and administrative (SG&A) for the quarter ended September 30, 1996, increased as a percentage of total revenues to 34.4% from 33.7% for the comparable prior period and to $3,112,664 from $2,030,866. SG&A expenses for the nine months ended September 30, 1996, increased as a percentage of total revenues to 41.7% from 35.3% for the comparable prior period and to $9,228,251 from $5,246,820. The increases were due primarily to an increase in the number and amount of commissions paid as a result of the Company's marketing and promotional strategies, additional employees and incremental wage and benefit increases. SG&A expenses include salaries, benefits, and operating expenses such as marketing, bad debt, customer support, accounting, administration, commissions and billing. Although SG&A expenses increased due to strong subscriber growth, the average acquisition cost per gross cellular subscriber decreased by 13.8% to $362 for the quarter ended September 30, 1996 from $420 for the comparable prior period due primarily to subscriber growth.

      Depreciation and amortization expenses for the quarter ended September 30, 1996, increased 73.3% to $1,500,357 from $865,720 for the comparable prior period. Depreciation and amortization expenses for the nine months ended September 30, 1996 increased 59.2% to $3,780,188 from $2,373,838 for the comparable prior period. The increases were primarily a result of the continued increase in investments made by the Company in network facilities and rental equipment placed into service during 1996.

OPERATING INCOME
      Operating income for the quarter ended September 30, 1996, was $2,353,944 with an operating margin of 26.0% as compared to operating income of $1,532,735 with an operating margin of 25.4% in the comparable prior period. Operating income for the nine months ended September 30, 1996, was $2,998,048 with an operating margin of 13.5% as compared to operating income of $2,592,342 with an operating margin of 17.5% for the comparable prior period. The increases in operating income were due primarily to the increases in total revenues for the respective periods.

OTHER INCOME (EXPENSE)
      Interest expense for the quarter ended September 30, 1996, decreased 87.7% to $45,171 from $366,546 for the comparable prior period. Interest expense for the nine months ended September 30, 1996, decreased 75.9% to $250,717 from $1,039,311 for the comparable prior period as a result of the repayment of debt with proceeds from the Company's initial public offering.

NET INCOME
      Income before income taxes for the quarter ended September 30, 1996, increased 103.5% to $2,329,927 from $1,145,038 in the comparable prior period. Income before income taxes for the nine months ended September 30, 1996, increased 71.0% to $3,120,458 from $1,825,021 in the comparable prior period. The Company's effective tax rate is lower than the statutory rate because of the utilization of alternative minimum tax and net operating loss carryforwards. The provision for income taxes of $150,000 for the quarter ended September 30, 1996, and $176,250 for the nine months ended September 30, 1996, results from the application of alternative minimum tax guidelines. Net income for the quarter ended September 30, 1996, increased 174.3% to $2,179,927 from $794,722 in the comparable prior period. Net income for the nine months ended September 30, 1996, increased 135.5% to $2,944,208 from $1,250,021 in the comparable prior period. The increases in net income for the respective periods were due primarily to increases in total revenues and decreases in interest expense.

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

      The Company believes that the anticipated increase in cellular usage, together with the increased number of subscribers, reduced acquisition costs, and enhanced operating leverage, should result in net income for the fourth quarter of 1996.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary liquidity requirements are for operating expenses and for expansion of network services and facilities to support subscriber growth. As of September 30, 1996, the Company had 70 cell sites and 32 paging transmitters. The Company will continue to construct additional cell sites and purchase cellular equipment in order to increase capacity as subscriber and usage volumes increase. Specific capital requirements of the Company are based on the property, equipment, and network facilities requirements associated with the Company's expansion plans and rate of subscriber growth. The Company currently estimates that it will spend approximately $3,000,000 million for capital expansion during the fourth quarter of 1996.

      On April 25, 1996, the Company entered into a loan agreement with the St. Paul Bank for Cooperatives consisting of a $10,000,000 line of credit. The outstanding balance on this line was $2,455,000 as of September 30, 1996. The interest rate ranged from 6.68% to 6.86% during the quarter ended September 30, 1996.

     Net cash provided by operating activities during the nine months ended September 30, 1996 and 1995 was $7,348,981 and $4,778,567, respectively. The increase was due primarily to increases in net income and depreciation.

     Net cash used in investing activities during the nine months ended September 30, 1996 and 1995 was $17,210,746 and $5,867,132, respectively. The principal use of cash in fiscal year 1996 was for the purchase of property and equipment for the Company's cellular network and construction of the digital microwave network, which became operational in the second quarter of 1996 and equipment purchased for the Company's rental program. The Company recently began construction of a new corporate office headquarters in Alexandria, Minnesota, completion of which is expected in the fourth quarter of 1996. The total cost of the new building is anticipated to be between $2.5 and $3.0 million. The office headquarters will be funded initially through additional borrowings under the line of credit agreement.

      Net cash provided by financing activities during the nine months ended September 30, 1996 and 1995 was $9,965,936 and $1,593,565, respectively. In
February 1996, the Company completed its Offering of 2,869,863 shares of Class A Common Stock and received proceeds of $26,061,914, net of offering expenses. The Company used approximately $20,484,759 of the net proceeds to repay substantially all outstanding debt. The Company has used the remaining net proceeds of the Offering, together with the funds available under its line of credit agreement, to fund planned capital expenditures and operating expenses.

     On August 26, 1996, the Company and American Portable Telecom Inc. (APT) announced the signing of a letter of intent to establish a joint venture named Wireless Alliance, LLC. Wireless Alliance will construct and operate Personal Communications Service (PCS) networks in Duluth, Minnesota, Fargo and Grand Forks, North Dakota and Superior, Wisconsin and is expected to open PCS markets for the Company that will nearly double the population base currently served by the Company. Wireless Alliance will be 51 percent owned by the Company and 49 percent owned by APT and is subject to execution of a definitive agreement and obtaining required regulatory approvals. The Company will be responsible for managing Wireless Alliance. The Company expects that the joint venture will have a limited effect on liquidity, capital resources and results of operations in 1996.


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


PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27  Financial Data Schedule

         (b)      Reports on Form 8-K

                  A Report on Form 8-K dated August 26, 1996, was filed during the quarter ended September 30, 1996, reporting under Item 5, a joint venture with American Portable Telecom Inc. No financial statements were filed as part of that report.



                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      RURAL CELLULAR CORPORATION
                                      (Registrant)




Dated: November 8, 1996               /s/ Richard P. Ekstrand
       ----------------               ------------------------------------------
                                      Richard P. Ekstrand
                                      President and Chief Executive Officer



Dated: November 8, 1996               /s/ Wesley E. Schultz
       ----------------               ------------------------------------------
                                      Wesley E. Schultz
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)