Form 10-Q/A
period 1996-09-30
RURAL CELLULAR CORP
filed 1996-11-12
CIK 869561

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A


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


                   RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                 SEPTEMBER 30,       DECEMBER 31,
                                                                     1996                1995
                                                                 ------------       ------------
                                                                   (UNAUDITED)
CURRENT LIABILITIES:
   Current maturities of long-term debt                          $  2,497,409       $  2,725,496
   Accounts payable                                                 6,764,116          4,041,906
   Advance billings and customer deposits                           1,318,316            964,463
   Other accrued expenses                                             617,272            551,902
                                                                 ------------       ------------
      Total current liabilities                                    11,197,113          8,283,767

LONG-TERM DEBT                                                         51,144         16,397,209
                                                                 ------------       ------------

      Total liabilities                                            11,248,257         24,680,976
                                                                 ------------       ------------


SHAREHOLDERS' EQUITY:
   Undesignated shares, $.01 par value;
      10,000,000 shares authorized;
      no shares issued and outstanding                                   --                 --
   Class A common stock, $.01 par value;
      15,000,000 shares authorized;
      7,502,238 and 4,382,154 shares issued and outstanding            75,022             43,822
   Class B common stock, $.01 par value;
      5,000,000 shares authorized;
      1,351,058 and 1,601,266 shares issued and outstanding            13,511             16,013
   Additional paid-in capital                                      34,445,849          8,412,634
   Accumulated deficit                                                (70,756)        (3,014,964)
                                                                 ------------       ------------
      Total shareholders' equity                                   34,463,626          5,457,505
                                                                 ------------       ------------

                                                                 $ 45,711,883       $ 30,138,481
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



                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      RURAL CELLULAR CORPORATION
                                      (Registrant)




Dated: November 12, 1996              /s/ Richard P. Ekstrand
       -----------------              ------------------------------------------
                                      Richard P. Ekstrand
                                      President and Chief Executive Officer



Dated: November 12, 1996              /s/ Wesley E. Schultz
       -----------------              ------------------------------------------
                                      Wesley E. Schultz
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)