Form 10-K
period 1996-12-31
RURAL CELLULAR CORP
filed 1997-03-28
CIK 869561

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the fiscal year ended December 31, 1996.

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 for the transition period from ____________________ TO
    ____________________.

                            COMMISSION FILE NUMBER 0-27416

                              RURAL CELLULAR CORPORATION
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         MINNESOTA                                       41-1693295
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

                                  3905 DAKOTA STREET
                             ALEXANDRIA, MINNESOTA 56308
                                    (320) 762-2000

(ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF
                      REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

             Securities registered pursuant to Section 12(b) of the Act:
                                         NONE

             Securities registered pursuant to Section 12(g) of the Act:

                    CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE
                                   (TITLE OF CLASS)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  /X/ YES   NO

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   / /

    Aggregate value of shares of common stock held by nonaffiliates of the Registrant based upon the closing price on The Nasdaq National Market on March 14, 1997: $69,278,730.

    Number of shares of common stock outstanding as of the close of business on March 14, 1997:

                                  Class A  7,502,552
                                  Class B  1,350,744

                         DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the Company's definitive Proxy Statement relating to the 1997
        Annual Meeting of Shareholders ("Proxy Statement") are incorporated by reference into Part II, Item 9 and Part III of this report.

                                  TABLE OF CONTENTS


                                                                           Page

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

    ITEM 1. BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
    ITEM 2. PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . 9
    ITEM 3. LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . 9
    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS. . . . . . 9

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10

    ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . . .10
    ITEM 6. SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . . .11
    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . .13
    ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . . .18
    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . .18

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .18

    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . . . . .18
    ITEM 11. EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . .19
    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT. . . . . . . . . . . . . . . . . . . .19
    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . .19

PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .20

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
              REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . . . .20

    SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .21

                                       PART I

ITEM 1.       BUSINESS

GENERAL

Rural Cellular Corporation ("RCC" or the "Company") was incorporated in 1990. Effective April 1, 1991, five partnerships, each holding a license to provide cellular service in geographically contiguous Rural Service Areas (RSAs) merged into the Company to form a cellular service area serving most of the northern half of Minnesota. The Company currently markets its cellular services under the name "Cellular 2000-Registered Trademark-" and its paging services under the name "KEYPAGE-Registered Trademark-."

In February 1996, the Company completed an initial public offering of 2,869,863 shares of its Class A Common Stock (the "Offering") and received net proceeds of approximately $26.0 million.

In August 1996, the Company and APT Minneapolis, Inc., an affiliate of Aerial Communications, Inc. ("Aerial"), formed a joint venture known as Wireless Alliance, LLC ("Wireless Alliance") to construct and operate Personal Communications Services (PCS) networks in Duluth, Minnesota, Superior, Wisconsin, and Fargo and Grand Forks, North Dakota.

On December 23, 1996, the Company entered into an agreement to acquire, subject to regulatory and other approvals, the Maine wireless telephone licenses, operations and related assets of Unity Cellular Systems, Inc. ("Unity"), a wholly-owned subsidiary of InterCel, Inc.

All discussion in Item 1 pertains to Rural Cellular Corporation including Wireless Alliance and excluding Unity unless specifically referenced.

BUSINESS STRATEGY

The Company believes that the market for wireless telecommunication services will continue to expand rapidly as cost and service rates decline, equipment becomes more convenient and easy to use, and the functionality of wireless services becomes more diverse. The wireless industry will continue to shift from the professional and business market segments to include the broader mass consumer markets including the substitution of existing landline facilities with cellular services.

In order to remain a leading provider of wireless telecommunication services, the Company intends to continue to expand its market presence and customer base by (i) offering significant and recognizable value to its customers, (ii) aggressively and creatively marketing a broad range of wireless telecommunication products and services at affordable prices, and (iii) proactively engineering the Company's network to have the most recent cellular technologies available for customers. The Company will manage this growth with a strong focus on positive cash flow and net earnings.

Specifically, the Company's growth strategy is to continue to expand the Company's regional market presence by (i) continuing to increase penetration rates and minimize churn in existing markets, (ii) acquiring additional wireless properties that are comparable to the Company's existing market characteristics, and (iii) entering into strategic alliances and partnerships with other wireless service providers.

ACQUISITIONS

In August 1996, the Company and APT Minneapolis, Inc. ("APT"), an affiliate of Aerial Communications, Inc. formed a joint venture known as Wireless Alliance to construct and operate PCS networks in Duluth, Minnesota, Superior, Wisconsin and Fargo and Grand Forks, North Dakota ("PSC Service Area"). Wireless Alliance is 51% owned by the Company and 49% owned by APT. Wireless Alliance will use 20 megahertz (MHz) of broadband spectrum within the PCS Service Area portions of Aerial's Minneapolis Major Trading Area
(MTA) 30 MHz PCS license. RCC will be responsible for constructing, operating, managing and marketing the networks. The Company began reselling cellular service in the PCS Service Area in November 1996. Construction and operation of the PCS networks will begin following receipt of approvals needed from the Federal Communications Commission (FCC). Such approvals are expected in the second quarter of 1997. The Wireless Alliance network for Fargo, Grand Forks and Duluth-Superior is expected to be fully operational in the fourth quarter of 1997.

Wireless Alliance networks will utilize GSM (Global System for Mobile Communications) technology, which is currently used by more than 35 million customers in 110 countries. In addition to voice service, GSM's advanced features include high-speed data, fax and two-way text messaging as well as smart card capabilities. Digital GSM networks also offer calling features such as caller ID, call forwarding and call waiting.

The cellular resale program has allowed Wireless Alliance to establish relationships with incumbent wireless agents and resale customers in the PCS Service Area prior to PCS deployment. The Company expects that many customers will be transferred to Wireless Alliance PCS service when the PCS network construction is complete and FCC and other approvals are obtained. The Wireless Alliance PCS network and cellular network will be integrated so that all Wireless Alliance services and features can be provided on a virtually seamless basis.

Seen as the next generation of digital wireless communications service, PCS is currently operational in several major cities in North America and worldwide. Like cellular, PCS services are designed for business, residential and mobile applications and provide mobility and compatibility with other telephone networks.

In December 1996, the Company entered into an agreement to acquire, subject to regulatory and other approvals, the Maine wireless telephone licenses, operations and related assets of Unity, a wholly-owned subsidiary of Intercel, Inc. Unity markets its wireless service under the name "Unicel, A Maine Company." This acquisition is expected to be completed in the second quarter of 1997.

Based in Bangor, Maine's third largest city, Unity operates in an area that encompasses the Bangor, Maine Metropolitan Statistical Area (MSA); Maine RSA 3, which includes Augusta, the state capitol; and Maine RSA 2, through Unity's 51% interest in Northern Maine Cellular Partnership, which is 49%-owned by Cellco Partnership, an affiliate of Bell Atlantic NYNEX Mobile, Inc. Unity's service area covers approximately 20,500 square miles of contiguous rural territory with a population of approximately 512,000. As of December 31, 1996, Unity served approximately 25,000 customers. Unity has recently converted its cellular operations to digital TDMA (Time Division Multiple Access) technology.

Unity has many of the same operating characteristics as the Company. Both serve rural areas with low population densities and similar seasonal usage patterns that are influenced by the weather and the flow of tourists. Interstate Highway 95, the main artery of northeastern traffic in the United States, runs through Unity's service area. The Company believes that the similarities between the demographics, economy, geography, and climate of Unity's service area and those of the Company's existing service area create a strategic fit with the Company's experience and expertise. Also, the service-oriented and customer-focused corporate culture in place at Unity represents an excellent fit with the Company's basic business philosophy.

MARKETING AND SALES

The Company offers a number of service plan options to its customers. Most service plans have a fixed monthly access fee that includes a specified number of minutes. Usually, the higher the monthly access fee, the more minutes of use are included. Customers who subscribe to cellular service in connection with a special promotion are typically required to enter into a one-year commitment for service. The Company engages in ongoing analysis of its service plans and equipment pricing to ensure competitiveness. As a result of the Wireless Alliance joint venture, the Company has initiated three new service plans for the combined and contiguous areas of (1) Wireless Alliance, (2) the Company's existing service area and (3) the Minneapolis, Minnesota MSA, including adjacent cellular markets. These service plan options are known as Cellular 2000-Registered Trademark- Northland and offer a fixed and tiered monthly peak and off peak per minute charge with no long distance or roaming charges for calls within the Cellular 2000-Registered Trademark- Northland area.

The Company offers a state wide personal toll free 800, 888 or 500 number to its Cellular 2000-Registered Trademark- customers. This encourages customers to distribute their cellular numbers and keep their phones turned on to accept incoming calls. Many customers have their cellular number printed on their business cards and publish them in the yellow pages. With the Company's nationwide calling option, the Company's customers can elect to pay a flat monthly fee for unlimited nationwide calling from their cellular phone without long distance charges when calling from Cellular 2000-Registered Trademark- service areas (airtime charges still apply). Approximately 40% of the Company's customers subscribe to this feature, and of those that do, usage is stimulated by 20% or more.

A majority of the Company's customers subscribe to voice mail service. There is no charge for leaving messages or retrieving messages. The Company believes that its voice mail strategy stimulates cellular use in the form of returned calls. The Company offers a product known as "Main Street" that offers lower rates within a limited local area and higher rates for calls outside the local area. This is ideal for customers that do not need wide area mobility but want the wireless convenience and features. The Company offers a product known as "Talk Back" that includes access to 911, voice mail, incoming calls and one preprogrammed outgoing number. With this product a customer can always call for emergency assistance or call the preprogrammed number while preventing unauthorized access to other numbers.

The Company has established preferred roaming contracts and developed system integration with adjacent cellular carriers under the marketing name "Minnesota Advantage." This approach permits the Company's customers to receive automatic call delivery, call waiting, call forwarding, toll-free access to voice mail, call hand-off and reduced roaming rates throughout Minnesota. The Company and most other cellular carriers offer their customers Automatic Call Delivery (ACD) and reduced roaming rates on a nationwide basis. The Company markets this program as "Simplified Roaming." ACD allows roamers to use all of their home features including custom calling, making their roaming experience identical to their local service.

Since Simplified Roaming was introduced, the use of airtime by roamers has increased, a result which the Company attributes to the ACD feature and lower roaming rates. As adjacent carriers increase their cellular customer base, and the industry as a whole expands, the number of roamers will continue to increase. Simplified Roaming allows the Company to capture roaming traffic on Interstate Highways 94, 35 and 29.

The Company markets paging services provided both through the Company-owned system, covering northern Minnesota and eastern South Dakota, and as a reseller of paging services covering most of Minnesota and areas within Iowa, Wisconsin, and eastern North Dakota. The Company believes that paging services complement and stimulate cellular usage.

DISTRIBUTION

The Company markets its cellular and paging services through approximately 130 independent sales agents, which are managed by 11 territory managers. These sales agents include retail electronic stores, farm implement dealers, automobile dealers, automobile parts suppliers, college and university bookstores, video and music stores, and local telephone companies. Most of the agents sell the Company's service in conjunction with their principal business.

The territory managers select, recruit, train, and support the independent sales agents. The training and support provided to agents is extensive and continual. Each year all agents must complete an "agent certification" assessment to ensure knowledge of the Company's current product and service offerings. The Company provides cellular telephone and paging equipment to the agents for sale or rent to customers and participates in the agents' advertising and promotion through a cooperative advertising program.

In an effort to market its services more effectively and to better control customer acquisition costs, the Company added a new direct channel of distribution in 1996 by hiring 29 direct sales representatives. In 1996, the Company also expanded its existing distribution channels throughout its service area with additional retail outlets and assigning Company sales representatives to offer its services in stores of major retailers such as Wal-Mart. The Company currently employs sales agents in eight Wal-Mart stores and anticipates expanding into one additional Wal-Mart store in the Company's cellular service area during 1997.

CUSTOMER SERVICE

The Company believes that easy access to highly trained and motivated customer service professionals is essential to building and maintaining customer satisfaction and loyalty, both of which are essential to the long-term success of the Company. The Company's customer service center provides cellular and paging customers with 24-hour, toll-free access to professional customer service representatives who have extensive training and information on equipment and service plan usage and are familiar with the Company's cellular service areas. The center also manages calls from the Company's sales representatives as well as from roamers traveling through the Company's cellular service area. The Company's customer service center management is available 24 hours a day to assist in resolving urgent customer issues as quickly as possible. The Company believes its strong emphasis on customer service contributes to its high customer retention rate.

The customer service center is responsible for processing new service orders and service changes for existing customers. The customer service center also maintains customer records and manages the Company's collection process. During 1997, the customer service center will implement a quality control process that will monitor call center performance parameters and automatically balance customer service center resources to match call center load levels.

Territory managers work closely with customer service center personnel to maintain high standards of service for their existing customers as well as to
attract new customers.   Company service center representatives attempt to
contact every new customer within 30 days from the day they begin service to confirm customer satisfaction and elicit feedback. Customers are also contacted periodically to offer additional calling features such as voice mail, call waiting, and call forwarding and to recommend the best service pricing plan for the customer's usage levels. These contact programs enhance customer loyalty, maintain high retention, increase sales of additional features and generate customer referrals.

SERVICE AREAS

As of December 31, 1996, the Company provides cellular service to approximately 48,000 customers and paging service to approximately 7,000 customers. The Company's cellular service area including Wireless Alliance has a total population of approximately 1.1 million and covers approximately 75,000 square miles, including 240 miles of Interstate Highway 94 between Minneapolis-St. Paul and Fargo, North Dakota, 72 miles of Interstate Highway 35 between Minneapolis-St. Paul and Duluth, Minnesota, and 80 miles of Interstate Highway 29 between Grand Forks and Fargo, North Dakota including the Red River Valley.

ROAMING MARKETS

The Company carries traffic generated by customers of other cellular companies who are visiting or traveling through northern Minnesota. This traffic is profitable for the Company since the revenue is generated without any associated marketing, customer support or acquisition fees. While approximately 13% of cellular revenue nationally is from roaming traffic, the Company's percentage of roaming revenue is approximately 21%. The Company believes that roaming revenues will continue to increase as penetration in adjacent cellular markets continues to grow.

SERVICE MARKS

The Cellular 2000-Registered Trademark- name and related marks are owned by Cellular 2000, Inc. ("Cellular 2000"). The Company and other users of the service mark, all of which are cellular providers in Minnesota or South Dakota, are shareholders of Cellular 2000. The only business of Cellular 2000 is the licensing of its service mark to its shareholders.

Each shareholder has entered into a license agreement with Cellular 2000 that allows the shareholder to use the "CELLULAR 2000" service mark for marketing within its cellular service area subject to certain restrictions. The license agreements are relatively restrictive and Cellular 2000 has extensive rights to control the use of the name. Cellular 2000 and its shareholders have entered into a buy-sell agreement that provides, in part, that if a Cellular 2000 shareholder no longer uses CELLULAR 2000 as the principal name under which it markets its cellular service, it must offer its shares of stock in Cellular 2000 for sale to Cellular 2000 and the other shareholders at the original cost.

The Company does not pay any license fees for the use of the "CELLULAR 2000" service mark. The Company has registered the service mark "KEYPAGE", which it uses to identify and promote its paging operations.

NETWORK OPERATIONS

CELLULAR

The Company has constructed and maintains an integrated network of continuous cellular coverage throughout the Company's cellular service area so that a call can be handed off from one of the Company's cell sites to another as a customer travels. As a customer travels between cell sites, the antenna works with the switch to automatically monitor the signal strength of the call in progress. Call hand-off is automatic and virtually unnoticeable to customers.

As of December 31, 1996, the Company's cellular network consisted of 72 cell sites. The Company continues to develop its cellular service area by building new cell sites in locations that increase capacity and improve coverage. The Company added eight cell sites during 1996 and plans to add 13 new cell sites in 1997. The additional cell sites will further expand capacity and will allow customers to use lower-powered or hand-held portable phones throughout the Company's service area.

The switch used in the Company's cellular network is owned by Switch 2000 LLC ("Switch 2000"). All of the Switch 2000 switching equipment is digital and includes a Northern Telecom supernode cellular switch. The Company holds a 40.8% ownership interest in Switch 2000, with the balance of ownership held by other cellular providers operating in five Minnesota RSAs, one Minnesota MSA, and one South Dakota RSA. Ownership of the switch through Switch 2000 permits owners to share the costs of building and operating the switch.

The Company currently purchases its switching services from Switch 2000 under a Cellular Switch User Agreement which is substantially the same for each of Switch 2000's owners/users (the "User Agreements"). According to the User Agreements, Switch 2000 provides cellular switching and related services to the Company, including: (i) landline telephone or microwave transmission between cell sites and the switch; (ii) interconnection for origination and termination of some landline traffic; and (iii) related maintenance. According to the User Agreements, the users collectively reimburse fixed costs, transport costs, and maintenance, operating, and administrative costs incurred by Switch 2000. The respective portions of the cost of providing the switching and transmission services under the User Agreements are based on a formula that incorporates ownership ratios, the number of cell sites, the distance between each cell site and the switch, and the number of radio channels used by each cell site over a given period of time. These costs are estimated annually, and each user is charged monthly based on the estimate, with annual accounting adjustments applied based on the actual costs incurred by Switch 2000. The Company plans to terminate the User Agreement and have its own switch installed and operational by the third quarter of 1997.

DIGITAL CONVERSION

The Company believes that over the next five years cellular telephones will gradually convert from analog to digital technology driven primarily by capacity constraints in the major metropolitan markets. The Company will begin to convert its network to digital TDMA technology in 1997. The Company began providing its own transport services between cell sites over its new digital microwave network in the first quarter of 1996 and the Company anticipates that a region-wide digital microwave network will be complete by the second quarter of 1997. This will result in the continued reduction in the purchase of transport services required from Switch 2000 in 1997 and will be used in conjunction with the Company's own digital switch in the third quarter of 1997 to further reduce transport and switching costs. Also, the Company plans to market excess network capacity beginning in the third quarter of 1997.

PAGING

The Company's paging network, as of December 31, 1996, consisted of 39 paging transmitters located throughout northern Minnesota and eastern North Dakota. The paging transmitters are connected to and controlled by a paging terminal, which is connected to the public telephone network. The paging transmitters use a transmit-only radio frequency licensed for a given coverage contour around the paging transmitter which allows messages to be broadcast to the paging customer. The Company, through its wholly-owned subsidiary, RCC Paging, Inc., holds licenses granted by the FCC, for paging and radiotelephone service on the radio common carrier frequency of 158.100 MHz. The Company's paging network complements the cellular service offerings.

PCS

In the first half of 1997, the Company will begin construction of a GSM (Global System for Mobile communications) PCS network in the Wireless Alliance PCS Service Area, which is expected to be operational in the fourth quarter of 1997.

COMPETITION

The Company's current cellular competitors are Western Wireless Corporation ("Western Wireless") in northwestern Minnesota and PriCellular Corp. ("PriCellular") in the remainder of the Company's cellular service area. Both competitors offer service under the "Cellular One-Registered Trademark-" trade name and are members of the North American Cellular Network-TM-, a consortium of Cellular One-Registered Trademark- service providers located throughout the United States that reciprocally provide reduced roaming rates and automatic call delivery. As of December 31, 1996, the Company estimates that Western Wireless and PriCellular collectively had 53 cell sites, compared to the Company's 72 cell sites, within the operating area common to all three companies in Minnesota.

The Company believes that Western Wireless and PriCellular compete against the Company primarily on the basis of price and have become significantly more aggressive during the past two years. AT&T Wireless, Inc. ("AT&T") is a significant shareholder of PriCellular and may provide significant financial and related support for PriCellular's network development and marketing efforts. AT&T provides cellular service in MSAs adjacent to the Company's cellular service area.

Several companies operate relatively small paging networks in portions of the Company's service area. One competitor, American Paging, Inc. ("American Paging"), covers a large area within Minnesota and eastern North Dakota. The Company has entered into an agreement with American Paging to resell American Paging's 900 MHz paging service in the Company's service area as an additional paging option for the customers of the Company. This service is marketed under the trade name "KEYPAGE PLUS" and is sold in approximately 80% of the same areas in which the paging service of the Company, marketed under the trade name "KEYPAGE", is provided. Both KEYPAGE and KEYPAGE PLUS provide numeric display and alphanumeric display services. The services are differentiated by pricing and coverage areas. Other 900 MHz regional paging systems have been licensed within the Company's service area to other potential paging carriers, but the Company does not believe any of the networks of these license holders are operational.

NEW TECHNOLOGIES

The wireless telecommunications industry is experiencing significant technological change, as evidenced by the increasing pace of improvements in the capacity and quality of digital technology, shorter cycles for new products and enhancements, and changes in consumer preferences and expectations. The Company expects competition in the wireless communications industry to be intense and dynamic as a result of the entrance of new competitors and the development of new technologies, products, and services.

SMR (Specialized Mobile Radio) and other private radio systems, such as those generally used by local dispatch, fleet services, and other communications services that have the technical capability to handle mobile telephone calls, including interconnection to the landline telephone network, may provide competition in certain markets. In addition, ESMR (Enhanced Specialized Mobile Radio) systems may compete with cellular service by providing higher quality digital communication technology, lower rates, enhanced privacy, and additional features such as built-in paging, particularly in metropolitan markets.

The Company believes that PCS networks will be initially focused primarily in urban areas due to capital requirements and population coverage requirements. Narrowband PCS services typically are advanced paging and messaging services. Broadband PCS services will consist of wireless two-way telecommunications services for voice, data, and other transmissions employing digital micro-cellular technology. Many broadband PCS services are expected to compete with existing cellular systems. The FCC has issued licenses for both narrowband and broadband PCS services. Six broadband licenses were issued in each part of the Company's cellular service area. Under recent FCC rulings, license holders are allowed to disaggregate the spectrum covered by their license. Accordingly, the Company may face competition from additional providers of PCS services.

Continuing technological advances in telecommunications and FCC policies that encourage the development of new spectrum-based technologies make it impossible to predict the extent of future competition. The FCC has adopted rules that authorize the award of a "pioneer's preference" to companies that develop new spectrum-based communications technologies. Such a preference may encourage the development of new technologies that compete with cellular and paging service. In addition, the Omnibus Budget Reconciliation Act of 1993 requires, among other things, the allocation to commercial use of a portion of 200 MHz of the spectrum currently reserved for government use. It is possible that some portion of the spectrum that is reallocated will be used to create new land-mobile services or to expand existing land-mobile services.

The Company is strategically positioned to compete with other communications technologies that now exist, such as conventional mobile telephone service, SMR and ESMR systems and PCS, and with cellular and paging resellers. Cellular service and paging will also compete more directly with traditional landline telephone service providers and with cable operators that are expanding into the offering of traditional communications services over their cable systems. The Company may face competition from new technologies not yet readily available such as low orbit satellite networks.

The Company anticipates that market prices for wireless communications services will continue to decline in the future based upon increased competition and cost reductions. The Company will compete to attract and retain customers principally on the basis of service enhancements and features, quality and customer service, the size and location of its service areas and price. The Company's ability to compete successfully is dependent, in part, on its ability to anticipate and respond to various competitive factors affecting the industry. The Company's marketing and sales organization includes a group that carefully monitors and analyzes competitive products and service offerings, changes in consumer preferences, changes in demographic trends and economic conditions and pricing strategies by competitors that could adversely affect the Company's profitability or present strategic opportunities.

REGULATION

The Company is subject to extensive regulation as a provider of cellular and paging services. The FCC regulates the construction, operation, and acquisition of cellular and paging systems in the United States pursuant to the Communications Act of 1934, as amended (the "Communications Act"), and the rules, regulations, and policies promulgated by the FCC under the Communications Act. A cellular system operates under a license granted by the FCC within a market area (either an MSA or RSA) defined by the FCC. Each market is to be served by two competing licensees. The licenses are transferable, subject to FCC policies limiting a company that has an ownership interest in a licensee in one market from possessing an ownership interest in the other licensee in the same market. Paging licenses are granted for a relatively small, specific geographic area at a particular frequency.

Near the conclusion of the initial term of a cellular license, licensees must file applications for renewal of licenses to obtain authority to operate for up to an additional ten-year term. Applications for license renewal may be denied if the FCC determines that the grant of a license would not serve the public interest, convenience, and necessity. The FCC also may revoke a license prior to the end of its term in extraordinary circumstances. In addition, at license renewal time, other parties may file competing applications for the authorization. The FCC has adopted specific standards stating that a renewal expectancy will be awarded to a cellular licensee that (i) has provided substantial service during its license term and (ii) has substantially complied with applicable FCC rules and policies and the Communications Act. If the FCC awards the cellular licensee a renewal expectancy, its license renewal application is granted and the competing applications are dismissed. The Company's cellular licenses expire on October 1, 2000.

The Communications Act and FCC rules require the FCC's prior approval of the assignment or transfer of control of a cellular license. Any acquisition by the Company of an interest in any additional cellular service area may also require the prior approval of state or local regulatory authorities having jurisdiction over the cellular industry.

The Communications Act prohibits the holding of a common carrier license by a corporation of which any officer or director is a non-U.S. person or any entity of which more than 20% of the capital stock is owned directly or beneficially by aliens. Failure to comply with these requirements may result in an FCC order to the Company requiring divestiture of alien ownership to bring the Company into compliance. In addition, fines, denial of renewal or revocation of the license are possible. The Company's Articles of Incorporation permit the redemption of the Company's Common Stock from shareholders when necessary to protect the Company's regulatory licenses.

Cellular service providers also must satisfy a variety of FCC requirements relating to technical and reporting matters, including coordination of proposed frequency usage with adjacent cellular systems in order to avoid electrical interference between adjacent systems. The FCC also regulates cellular service resale practices and the terms under which certain ancillary services may be provided through cellular facilities.

The Communications Act preempts state and local regulation of the entry of, or the rates charged by, any commercial mobile service or any private mobile service, which includes cellular service. The State of Minnesota does not currently regulate the rates for any commercial mobile service, but could petition the FCC for such authority in the future.

Cellular systems are subject to certain Federal Aviation Administration regulations respecting the location, lighting, and construction of cellular transmitter towers and antennas and may be subject to regulation under the National Environmental Policy Act and the environmental regulations of the FCC. The siting and construction of cellular transmitter towers, antennas and equipment shelters are often subject to state or local zoning, land use and other regulation. Such regulation may include zoning, environmental and building permit approvals or other state or local certification. The Company plans to use a common carrier point-to-point digital microwave network to connect most of its cell sites and to link them to the main switch. That facility will be separately licensed by the FCC and subject to regulation as to technical parameters and service.

The Company's paging operations are also subject to regulation by the FCC. The FCC issues licenses for paging operations which expire either five or ten years from issuance and are subject to FCC approval for renewal. The Company holds 13 FCC licenses for paging and radiotelephone service. Applications for an additional six licenses have been approved by the FCC on a conditional basis and will be issued on a final basis after certification by the Company that the transmitter sites are ready for operation. The Company's paging licenses expire between July 1, 1998 and April 1, 1999. Renewals are generally granted to the license holder if it is in compliance with FCC regulations. Although the Company is unaware of any circumstances that would prevent the approval of any future renewal application, no assurance can be given that the Company's licenses will be renewed by the FCC. Moreover, although revocation and involuntary modification of licenses are extraordinary measures, the FCC has the authority to restrict the operation of a licensed facility or revoke or modify licenses. The Company's paging licenses have never been revoked or modified. States have limited regulatory power over paging operations.

The Telecommunications Act of 1996 (the "Act"), which modifies and amends the Communications Act, covers virtually every element of communications. Congress's main objective was to promote competition and reduce regulation in order to secure lower prices and higher quality services for telecommunications customers and to encourage the rapid deployment of new telecommunications technologies. A substantial portion of the Act is aimed at removing restrictions that prevent local and long distance service providers from offering competing services in the same territory and redefining compensation arrangements between cellular carriers such as the Company, interexchange carriers ("IXCs"), local exchange carriers ("LECs"), and independent local exchange carriers ("ILECs").

The impact of the Act on the Company will be to reduce costs paid by the Company to interconnect and terminate calls on other IXC, LEC, and ILEC networks. The Act requires such carriers to base termination charges to the Company on cost and to compensate the Company for calls that they terminate. Legal challenges to the FCC's proceeding to implement those portions of the Act dealing with interconnection (Interconnection Order) have resulted in a U.S. Court of Appeals stay of part of the Interconnection Order's pricing rules. The Court recently lifted the stay with respect to the rules that govern the compensation received by LECs and wireless carriers for transporting and terminating each other's traffic.

In addition, the Act mandates cellular carriers such as the Company to pay into the Universal Service Fund ("USF"). The purpose of the USF is to ensure basic telephone services are available, reasonable and affordable for all citizens. The USF will promote access to high capacity telecommunications services for schools, libraries, and rural health providers. The FCC is in the process of promulgating rules relating to the USF; therefore, the impact on the Company is currently unknown. States may create their own funds imposing charges only on intrastate service to supplement the resources available from the USF. State governments will be responsible for determining who will be eligible to receive such federal or state subsidies. Most states have not finalized the rules, but it is likely that the Company will be subject to additional state regulation should it elect to withdraw from the fund.

EMPLOYEES

As of December 31, 1996 the Company had 164 employees, including 63 in sales and marketing, 43 in customer service, 28 in network and systems operations, 18 in administration and 12 in finance and accounting. Nineteen of the employees were part-time. In addition, the Company has approximately 130 independent sales agents. None of the Company's employees is represented by a labor organization, and the Company's management considers its employee relations to be good.

ITEM 2.  PROPERTIES

In December 1996, the Company relocated its corporate headquarters to its new corporate office building located at 3905 Dakota Street, Alexandria, Minnesota 56308. The new corporate headquarters, which is owned by the Company, is a two-story, 50,000-square-foot facility with land available for a 24,000-square-foot expansion.

As of December 31, 1996, the Company had 72 cell sites, of which 36 sites are leased, either for tower space or for land, and 36 sites are owned by the Company. The Company anticipates that additional sites will continue to be acquired primarily by outright purchase.

ITEM 3.       LEGAL PROCEEDINGS

Except for claims asserted against the Company in the ordinary course of its business, the outcome of which would not materially adversely affect the Company's business, there are no legal proceedings pending or, to the best of the Company's knowledge, threatened against the Company.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

No matters were submitted to a vote of security-holders during the fourth quarter of the fiscal year covered by this report.

                         EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information with regard to each of the executive officers of the Company:

    NAME                  AGE     POSITION

    Richard P. Ekstrand   47      President, Chief Executive Officer and
                                  Director

    Scott G. Donlea       37      Vice President of Sales and Marketing

    Wesley E. Schultz     40      Vice President of Finance and Chief Financial
                                  Officer


Richard P. Ekstrand has served as President, Chief Executive Officer and a director of the Company since its inception. Mr. Ekstrand became a full-time employee of the Company in January 1993. From June 1991 to January 1993, his services had been provided through a management agreement between the Company and R.P. Ekstrand Management Services Corp., a corporation wholly owned by Mr. Ekstrand. Since 1984, Mr. Ekstrand has also served as Vice President and a director of Lowry Telephone Co., Inc., a local telephone exchange company and a shareholder of the Company, of which Mr. Ekstrand is the sole shareholder. Mr. Ekstrand currently serves as chair of the Board of Governors of Switch 2000 LLC and a director of Cellular 2000, Inc. Mr. Ekstrand is past president and currently a director of the Minnesota Telephone Association, past president of the Association of Minnesota Telephone Utilities and currently a director of the Rural Cellular Association and of the Cellular Telephone Industry Association.

Scott G. Donlea joined RCC in 1992 as Manager of Market Operations and has served as Vice President of Sales and Marketing since August 1995. From 1990 to 1992, Mr. Donlea was regional manager for marketing and sales in Iowa and South Dakota for CommNet Cellular, Inc., and from 1988 to 1990 he served as branch manager for US

WEST Cellular, Inc. Mr. Donlea is chairperson for the Rural Cellular Association's business and marketing committee.

Wesley E. Schultz joined RCC in May 1996 as Vice President of Finance and Chief Financial Officer. Prior to joining the Company, Mr. Schultz had served as acting Chief Financial Officer of Spanlink Communications, Inc. since February 1996, as Chief Financial Officer of Nicollet Process Engineering, Inc. from March 1995 through October 1995, as Chief Financial Officer of Data Systems & Management, Inc. from November 1994 through March 1995, and as Vice President, Finance & Administration and Chief Financial Officer of Serving Software, Inc. from December 1991 through October 1994. Mr. Schultz is a CPA and served for 3 years as an auditor with Deloitte and Touche, LLP.


                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's Class A Common Stock began trading on The Nasdaq National Market on February 8, 1996, under the symbol RCCC. The following table indicates the high and low closing price for each quarter of the 1996 fiscal year, beginning with such date:

                   1996                 HIGH             LOW
                                       --------        ---------

                   First Quarter      $12 1/4         $10

                   Second Quarter      13 1/2          11 5/32

                   Third Quarter       12 3/4           9  1/2

                   Fourth Quarter      10 1/2           8  3/4


As of March 14, 1997, there were approximately 85 holders of record of the Company's Class A Common Stock and approximately 34 holders of record of the Company's Class B Common Stock.

The Company has never paid dividends on its Common Stock. The Company currently intends to retain all future earnings, if any, for the operation and expansion of its business and does not expect to pay any cash dividends on its Common Stock in the foreseeable future.

ITEM 6.       SELECTED FINANCIAL DATA

The financial information set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto included in this Form 10-K. (in thousands, except per share and other cellular operating data)



                                                                   YEARS ENDED DECEMBER 31,
                                            -------------------------------------------------------------------
                                                1996          1995          1994          1993          1992
                                            -----------   -----------    ----------    ----------    ----------
STATEMENT OF OPERATIONS DATA:

Revenues:
  Service revenues . . . . . . . . . .     $   23,120    $   14,289     $   9,784     $   4,690     $   2,578
  Roamer revenues. . . . . . . . . . .          6,414         4,562         3,897         3,146         2,823
  Equipment sales. . . . . . . . . . .            927         1,476         2,008           271           327
                                            -----------   -----------    ----------    ----------    ----------
    Total revenues . . . . . . . . . .         30,461        20,327        15,689         8,107         5,728
                                            -----------   -----------    ----------    ----------    ----------
Operating expenses:
  Network costs. . . . . . . . . . . .          6,731         4,974         3,293         2,586         2,498
  Costs of equipment sales . . . . . .          1,375         1,914         2,214           372           379
  Selling, general and administrative.         13,576         7,700         6,570         4,949         3,538
  Depreciation and amortization. . . .          5,539         3,249         2,426         1,687           977
                                            -----------   -----------    ----------    ----------    ----------
    Total operating expenses . . . . .         27,221        17,837        14,503         9,594         7,392
                                            -----------   -----------    ----------    ----------    ----------
Operating income (loss). . . . . . . .          3,240         2,490         1,186        (1,487)       (1,664)
                                            -----------   -----------    ----------    ----------    ----------
Other income (expense):
  Interest expense . . . . . . . . . .           (281)       (1,365)       (1,195)         (622)         (316)
  Interest and dividend income . . . .            335           277           170            68            16
  Equity in earnings (losses) of
   unconsolidated subsidiaries . . . .             52           (37)          (37)         (175)          159
  Minority interest. . . . . . . . . .            331             -             -             -             -
                                            -----------   -----------    ----------    ----------    ----------
    Other income (expense), net. . . .            437        (1,125)       (1,062)         (729)         (141)
                                            -----------   -----------    ----------    ----------    ----------
Income (loss) before income taxes. . .          3,677         1,365           124        (2,216)       (1,805)
Income tax provision (benefit) . . . .            200           575          (486)            4             -
                                            -----------   -----------    ----------    ----------    ----------
Net income (loss). . . . . . . . . . .     $    3,477    $      790     $     610     $  (2,220)    $  (1,805)
                                            -----------   -----------    ----------    ----------    ----------
                                            -----------   -----------    ----------    ----------    ----------
Net income (loss) per share. . . . . .     $     0.41    $     0.13     $    0.11     $   (0.42)    $   (0.37)
                                            -----------   -----------    ----------    ----------    ----------
                                            -----------   -----------    ----------    ----------    ----------
Weighted average common shares
    outstanding. . . . . . . . . . . .          8,509         5,983         5,522         5,261         4,943


                                                                 YEARS ENDED DECEMBER 31,
                                            -------------------------------------------------------------------
                                                1996          1995          1994          1993          1992
                                            -----------   -----------    ----------    ----------    ----------
Other Operating Data:
  Net capital expenditures . . . . . .     $   23,653    $   10,011     $   6,933     $   2,750     $   3,323
  EBITDA(1). . . . . . . . . . . . . .     $    8,779    $    5,739     $   3,612     $     200     $    (687)
Other Cellular Operating Data:(2)
  Customers at year-end. . . . . . . .         45,094        26,764        17,402         9,352         3,960
  Penetration. . . . . . . . . . . . .           7.5%          4.5%          2.9%          1.6%          0.7%
  Average monthly revenue per
    cellular customer(3) . . . . . . .     $       66    $       69     $      84     $      98     $     155
  Average monthly retention rate(4). .          98.7%         99.0%         99.2%         99.0%         98.7%
  Cell sites at year-end . . . . . . .             72            64            55            36            28


                                                                         DECEMBER 31,
                                            -------------------------------------------------------------------
                                                1996          1995          1994          1993          1992
                                            -----------   -----------    ----------    ----------    ----------
Balance Sheet Data:

  Working capital (deficit). . . . . .     $  (10,572)   $   (4,415)    $      80     $  (1,230)     $     55

  Net property and equipment . . . . .         41,935        23,517        16,479        11,014         9,750

  Total assets . . . . . . . . . . . .         60,590        30,138        22,439        14,074        12,219

  Total debt . . . . . . . . . . . . .          8,492        19,123        15,117        10,953         7,794

  Total shareholders' equity . . . . .         34,996         5,458         4,668           760         2,980

--------------------




    (1) EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA is not intended to be a performance measure that should be regarded as an alternative for other performance measures and should not be considered in isolation. EBITDA is provided because it is a measure commonly used in the cellular industry. EBITDA is not a measurement of financial performance under generally accepted accounting principles and does not reflect all expenses of doing business (e.g., interest expense, depreciation). Accordingly, EBITDA should not be considered an alternative to net income as a measure of performance or to cash flows as a measure of liquidity. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."


    (2)  Other Cellular Operating Data excludes Wireless Alliance.

    (3) Determined for each period by dividing the sum of access, airtime, roaming, long distance, features, connection, disconnection, and other revenues for such period by average customers for such period (beginning customers plus ending customers, divided by two), and dividing that result by the number of months in such period.

    (4) Determined for each period by dividing total customers discontinuing service during such period by the average customers for such period (beginning customers plus ending customers, divided by two), dividing that result by the number of months in the period and subtracting from one.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's principal operating strategy is to increase service revenues and profitability by continuing to build and expand its cellular and paging customer base and to maximize the roaming potential of the Company's cellular service area. As of December 31, 1996, the Company's cellular customers totaled approximately 48,000, including Wireless Alliance, while the Company's paging customers totaled approximately 7,000.

The cellular industry has seen average revenue per customer decline during recent years. The Company believes that this downward trend reflects new, lower-usage customers, who use cellular service for personal convenience, security or as an alternative communication resource backup for their traditional landline telephone service. Although the Company also has experienced a decline in average monthly revenues per customer to $66 in 1996 from $69 in 1995, the Company has introduced new service features to encourage higher usage from its customers in an effort to mitigate the effects of this trend.

The Company emphasizes customer support in an effort to maximize its customer retention. For the year ended December 31, 1996, the Company experienced an average monthly retention rate of 98.7%, as compared to an industry average monthly retention rate of 98.3%, as reported in the Cellular Telephone Industry Association (CTIA) Data Survey dated June 30, 1996. Customer retention is expected to become a greater challenge as the Company's customer base grows and competition increases. However, the Company believes that it will continue to maintain relatively high retention rates by offering communication service packages and value-added features anticipating customer needs and by providing diligent and knowledgeable customer service.

The Company's revenues consist of charges to customers for cellular and paging service, roaming revenues and equipment sales. Service revenues include monthly access charges, charges for airtime used in excess of the time included in the service package purchased, long distance charges derived from calls placed by the Company's customers, cellular and paging equipment lease revenues, and other charges, including activation and feature charges for such features as voice mail, call waiting, and call forwarding.

The Company has substantially increased its service revenues over the past three years primarily by increasing the number of its cellular customers. The Company believes that its success in increasing its customer base results from a number of factors, including its customer support initiative and innovative packaging of services and features. In 1996, the Company's cellular customers increased by 68.5%. The Company plans to continue aggressively marketing its services and anticipates that the number of customers will continue to increase, but at a rate more in line with that experienced by the cellular industry.

Roaming revenues consist of airtime, long distance and service fees charged for providing service to customers of other cellular systems that place or receive a call within the Company's cellular service area. The per minute rate paid by a roamer, or the intercarrier exchange rate, is determined by agreement between the Company and the roamer's cellular carrier. The Company has reciprocal agreements with cellular licensees in adjacent cellular service areas that allow the Company to provide service to its customers calling from or receiving calls in these territories at favorable rates. The Company believes that roaming revenues will continue to increase as a result of an increase in both the number of roaming customers and roaming minutes of use as the cellular industry matures. The Company believes these increases will more than offset an expected decline in intercarrier exchange rates.

Equipment sales consist of cellular and paging equipment and accessory sales to customers. From time to time the Company has provided subsidies on such equipment to attract new customers, but these subsidies have not been substantial. However, as the Company's market becomes more competitive, the Company expects that discounts or subsidies relating to sales of cellular and paging equipment to the Company's customers will increase. In September 1995, the Company implemented a promotional program for renting equipment to customers in order to reduce customers' perception that the cost of initiating cellular service is prohibitive. As a result of this new rental program, the Company's revenues from equipment sales declined in 1996, while rental revenues, which are recognized as part of service revenues, increased.

During 1996, the Company continued to implement its a new agent compensation program and expanded its distribution channel to include direct sales employees and additional distribution through major retail outlets. Under the new agent compensation program, a lower commission is paid upon initial sale followed by monthly account maintenance payments. It is anticipated that the cost of sales through additional distribution channels will be lower than the agent compensation. Such expenses are expected to increase in subsequent periods as additional account maintenance payments are made under the new agent compensation program.

During 1996, the Company continued construction of a digital microwave network. As a result of this investment during 1996, the Company's network costs as a percentage of total revenues declined because transport costs were lower than the Company anticipated. The increased capacity provided by the digital microwave network will also be available to lease to business customers.

RESULTS OF OPERATIONS

The following table presents certain consolidated statements of operations data as a percentage of total revenues for the periods indicated:

                                                   YEARS ENDED DECEMBER 31,
                                              -------------------------------
                                                1996       1995        1994
                                              -------     -------     -------
Revenues:
  Service revenues . . . . . . . . . .         75.9%       70.3%       62.4%
  Roamer revenues. . . . . . . . . . .         21.1        22.4        24.8
  Equipment sales. . . . . . . . . . .          3.0         7.3        12.8
                                              -------     -------     -------
     Total revenues. . . . . . . . . .        100.0       100.0       100.0
                                              -------     -------     -------

Operating expenses:
  Network costs. . . . . . . . . . . .         22.1        24.5        21.0
  Cost of equipment sales. . . . . . .          4.5         9.4        14.1
  Selling, general, and
      administrative . . . . . . . . .         44.6        37.9        41.9
  Depreciation and amortization. . . .         18.2        16.0        15.4
                                              -------     -------     -------
     Total operating expenses. . . . .         89.4        87.8        92.4
                                              -------     -------     -------
  Operating income . . . . . . . . . .         10.6        12.2         7.6
                                              -------     -------     -------

Other income (expense):
  Interest expense . . . . . . . . . .         (0.9)       (6.7)       (7.6)
  Interest and dividend income . . . .          1.1         1.4         1.0
  Equity in earnings (losses) of
   unconsolidated subsidiaries . . . .          0.2        (0.2)       (0.2)
  Minority interest. . . . . . . . . .          1.1           -           -
                                              -------     -------     -------
     Other income (expense), net . . .          1.5        (5.5)       (6.8)
                                              -------     -------     -------
Income before income taxes . . . . . .         12.1         6.7         0.8
Income tax provision (benefit) . . . .          0.7         2.8        (3.1)
                                              -------     -------     -------
Net income . . . . . . . . . . . . . .         11.4%        3.9%        3.9%
                                              -------     -------     -------
                                              -------     -------     -------


YEARS ENDED DECEMBER 31, 1996 AND 1995

REVENUES

Service revenues for 1996 increased 61.8% to $23,119,691 from $14,289,434 for 1995, resulting primarily from a 68.5% increase in the number of cellular customers, partially offset by a decrease of 4.1% in the corresponding average revenue per customer. The Company has achieved this growth through the implementation of customer sales and service strategies and by adherence to network service quality controls. This growth resulted in a market penetration rate of 7.5% at December 31, 1996, up significantly from 4.5% at December 31, 1995. Service revenues include paging revenues, which increased 69.6% to $836,177 for 1996 from $492,955 for 1995.

Roamer revenues for 1996 increased 40.6% to $6,413,524 from $4,561,760 for 1995. This increase was primarily due to a 138.8% increase in the number of roamer minutes resulting in part from expanded coverage provided by eight additional cell sites and overall increased usage of the Company's cellular service by a greater number of roamers in the Company's cellular service area. While total roamer revenues increased, the average revenue per roamer declined due in part to reductions in intercarrier exchange rates under reciprocal agreements with certain surrounding cellular carriers.

Equipment revenues for 1996 decreased 37.2% from 1995. This decrease reflects the growing popularity of the Company's equipment rental program among new customers. The Company expects that equipment sales revenue will continue to decrease while rental revenues will continue to increase.

OPERATING EXPENSES

Network costs for 1996 increased 35.3% to $6,731,130 from $4,973,598 for 1995, while as a percentage of total revenues, declined to 22.1% from 24.5%. The increased expenses reflect additional operating expenses from new cell sites that were added during 1995 and 1996 and higher total variable costs resulting from increased network usage as a result of customer demand, offset by economy of scale efficiencies. Network expenses include switching and transport expenses and the expenses associated with the maintenance and operation of the Company's cellular and paging network facilities.

Selling, general, and administrative ("SG&A") expenses for 1996 increased as a percentage of total revenues to 44.6% from 37.9% for 1995 and to $13,575,347 from $7,699,964. The increases were due primarily to an increase in the number and amount of commissions paid as a result of the Company's marketing and promotional strategies, additional employees and incremental wage and benefit increases. SG&A includes salaries, benefits, and operating expenses such as marketing, commissions, customer support, accounting, administration, and billing. Although SG&A increased due to strong customer growth, the average acquisition cost per gross cellular customer decreased by 22.4% to $307 for 1996 from $395 for 1995 due primarily to customer growth and the decline in equipment subsidies.

Depreciation and amortization expenses for 1996 increased 70.5% to $5,539,067 from $3,249,313 for 1995. The increases were primarily a result of the continued increase in investments made by the Company in network facilities and rental equipment placed into service during 1996.

OPERATING INCOME

Operating income for 1996 was $3,239,819 with an operating margin of 10.6% compared to operating income of $2,490,371 with an operating margin of 12.2% in 1995. The increases in operating income were due primarily to the increases in total revenues for the respective periods and lower acquisition costs per gross cellular customer. The lower operating margin in 1996 was a result of higher SG&A expenses.

OTHER INCOME (EXPENSE)

Interest expense for 1996 decreased 79.5% to $280,146 from $1,365,852 for 1995 as a result of the repayment of debt with proceeds from the Company's initial public offering in February 1996. The Company reflected the minority interest's portion of the net loss of Wireless Alliance as income during 1996.

NET INCOME

Income before income taxes for 1996 increased 169.4% to $3,676,934 from $1,364,850 in 1995. The Company's effective tax rate is lower than the statutory rate because of the utilization of alternative minimum tax and net operating loss carryforwards. The provision for income taxes for the year ended December 31, 1996 of $200,000 results from the Company's providing for federal and state alternative minimum tax. Net income for 1996 increased 340.2% to $3,476,934 from $789,847 in 1995. The increase in net income was due primarily to an increase in total revenues and a decrease in interest expense as a result of the repayment of debt.

YEARS ENDED DECEMBER 31, 1995 AND 1994

REVENUES

Service revenues for 1995 increased 46.1% to $14,289,434 from $9,783,821 for 1994, resulting primarily from a 53.8% increase over the prior year in the number of cellular customers. The service revenues for the year ended December 31, 1995 include $492,955 for paging services.

Roamer revenues for 1995 increased 17.1% to $4,561,760 from $3,897,207 for 1994. This increase was primarily due to a 34.9% increase in the number of roaming minutes, resulting in part from expanded coverage provided by nine additional cell sites and overall increased usage of the Company's cellular service by a greater number of roamers in the Company's cellular service area. While total roamer revenues increased, average revenue per roamer declined due in part to reciprocal agreements with certain surrounding carriers in which the Company discounted its intercarrier exchange rates.

Equipment sales for 1995 decreased 26.5% to $1,475,716 from $2,007,897 for 1994. This decrease primarily reflects the Company's shift toward leasing equipment to cellular customers. As the Company continues to lease equipment to cellular customers, the Company expects that equipment sales will continue to decline.

OPERATING EXPENSES

Network costs for 1995 increased as a percentage of total revenues to 24.5% from 21.0% for 1994. These increases reflect additional operating costs from new cell sites that were necessary to fulfill the Company's cellular geographic service area requirements.

Cost of equipment sales for 1995 decreased as a percentage of total revenues to 9.4% from 14.1% for 1994 and decreased by 13.6% to $1,913,664 from $2,213,702. The equipment sales negative margin increased to 29.7% for 1995 from negative 10.2% for 1994 as a result of the Company's cellular equipment leasing programs.

SG&A expenses decreased for 1995 as a percentage of total revenues to 37.9% from 41.9% for 1994, due to the rapid growth in revenues compared to the relatively fixed nature of certain general and administrative expenses. SG&A expenses for 1995 increased 17.2% to $7,699,964 from $6,569,725 for 1994. Increases in SG&A expenses reflect additional employees as well as incremental wage and benefit increases that were partially offset by lower commission costs resulting from the Company's new agent compensation program.

Depreciation and amortization expenses for 1995 increased 34.0% to $3,249,313 from $2,425,820 for 1994, resulting primarily from increased investment in the Company's network.

OPERATING INCOME

Operating income for 1995 totaled $2,490,371 and operating margin increased to 12.2% as a result of a 29.6% increase in total revenues and a decrease in SG&A expenses as a percentage of total revenues.

OTHER INCOME (EXPENSE)

Interest expense for 1995 increased to $1,365,852 from $1,194,884 for 1994, reflecting higher debt levels required to finance network investments partially offset by lower average interest rates. Interest and dividend income increased to $277,352 for the year ended December 31, 1995 from $170,221 for the prior year, reflecting higher interest income on higher average cash balances and increased dividend income from restricted investments, which as of December 31, 1995 totaled $709,955 and consisted of stock in the St. Paul Bank for Cooperatives, the Company's principal lender. This investment is required by the terms of the Company's credit facility agreement with the lender.

NET INCOME

Income before income taxes for 1995 increased to $1,364,850 for the year ended December 31, 1995 from $124,734 in 1995. The provision for taxes of $575,003 for 1995 results from the Company's providing for federal and state income taxes at its effective income tax rate. Net income for 1995 increased to $789,847 from $610,334 for 1994.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary liquidity requirements are for operating expenses, acquisitions, and for the expansion of network services and facilities to support customer growth. As of December 31, 1996, the Company had 72 cell sites and 39 paging transmitters. Net capital expenditures for the Company for 1996 were $23,653,427. The Company will continue to construct additional cell sites and purchase cellular equipment in order to increase capacity as the number of customers and usage volumes increase. Specific capital requirements of the Company are based on the property, equipment, and network facilities requirements associated with the Company's expansion plans and rate of customer growth.

The principal use of cash in fiscal year 1996 was for the purchase of property and equipment for the Company's cellular network and construction of the digital microwave network, which became operational in the second quarter of 1996, and equipment purchased for the Company's cellular and paging equipment rental program. The Company completed construction of its new corporate office headquarters in Alexandria, Minnesota, in the fourth quarter of 1996. The total cost of the new building was approximately $3.0 million and was funded through additional borrowings under the line-of-credit agreement.

In February 1996, the Company completed an Offering of 2,869,863 shares of Class A Common Stock and received proceeds of $26,061,913, net of offering expenses. The Company used approximately $20,484,759 of the net proceeds to repay substantially all outstanding debt. The Company has used the remaining net proceeds of the Offering, together with the funds available under its line-of-credit agreement, to fund planned capital expenditures and operating expenses.

The Company expects to incur capital expenditures in 1997 of approximately $36 million primarily for additional cell sites, a digital switch, PCS networks, and cellular and paging equipment for renting to customers.

The Company has funded network expansion with a combination of borrowings under a credit facility with the St. Paul Bank for Cooperatives or from other institutions, use of cash provided by operating activities, and net proceeds from the sale of the Company's Common Stock.

The Company is currently negotiating with a commercial lending institution for a new revolving credit facility. The purpose of the facility will be (i) to acquire the Unity Cellular Systems, Inc. operations of Intercel, Inc., (ii) to refinance outstanding amounts under the Company's existing loan facility, (iii) for Wireless Alliance PCS investment requirements, and (iv) for other general corporate purposes.

SEASONALITY

The Company experiences seasonal fluctuations in revenues and operating income
(loss). The Company's average monthly revenue per cellular customer has historically increased during the second and third calendar quarters. This increase reflects greater usage by the Company's cellular customers and roamers who travel in the Company's cellular service area for weekend and vacation recreation or work in seasonal industries, such as agriculture and construction. Because the Company's cellular service area includes many seasonal recreational areas, the Company expects that roaming revenues will continue to fluctuate seasonally more than service revenues.

Certain unaudited quarterly results for 1996 and 1995 are set forth below (in thousands, except average monthly revenue per cellular customer):



                                               1996 QUARTER ENDED                       1995 QUARTER ENDED
                                       ------------------------------------    ------------------------------------
                                       Dec 31    Sep 30   June 30    Mar 31    Dec 31    Sep 30   June 30    Mar 31
                                       ------    ------   -------    ------    ------    ------   -------    ------
Total revenues . . . . . . . . .      $8,287    $9,046    $7,446    $5,682    $5,466    $6,030    $4,940    $3,891

Operating income (loss). . . . . .       242     2,354       896      (252)     (102)    1,533       770       289

EBITDA(1). . . . . . . . . . . . .     2,001     3,854     2,206       718       774      2398      1532      1035

Average monthly revenue
    per cellular customer. . . .         $62       $77       $68       $59       $66       $86       $73       $63

---------------------


(1) See footnote (1) on page 12 under "Item 6. Selected Financial Data" for a description and discussion of such measurement.

FORWARD-LOOKING INFORMATION

Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainties. Such factors include but are not limited to: economic conditions, customer growth rates and the rate at which customer acquisition costs are recovered, higher than planned operating expenses and capital expenditures, competition from other cellular operators and the financial uncertainties associated with managing the Company's market expansion through the Wireless Alliance joint venture and the Unity acquisition.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements and Notes thereto commencing on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Information required by this item is set forth in the Proxy Statement under the heading "Ratification of Appointment of Independent Auditors" and is incorporated herein by reference.

                                       PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of the Company is set forth in the Proxy Statement under the heading "Election of Directors" and is incorporated herein by reference. The information regarding executive officers of the Company is contained in Part I of this Form 10-K.

ITEM 11.      EXECUTIVE COMPENSATION

Information required by this item is set forth in the Proxy Statement under the headings "Election of Directors - Compensation Committee Interlocks and Insider Participation in Compensation Decisions" and "Executive Compensation" and is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is set forth in the Proxy Statement under the heading "Common Stock Ownership" and is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is set forth in the Proxy Statement under the heading "Certain Transactions" and is incorporated herein by reference.

                                       PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                 Page Number
                                                                   in this
(a)      (1)  CONSOLIDATED FINANCIAL STATEMENTS                   Form 10-K
              ---------------------------------                   ---------

         Report of Independent Public Accountants                    F-1

         Consolidated Balance Sheets as of
         December 31, 1996 and 1995                                  F-2

         Consolidated Statements of Operations for
         the Years Ended December 31, 1996, 1995 and 1994            F-4

         Consolidated Statements of Shareholders' Equity
         for the Years Ended December 31, 1996, 1995 and 1994        F-5

         Consolidated Statements of Cash Flows for the
         Years Ended December 31, 1996, 1995 and 1994                F-6

         Notes to Consolidated Financial Statements                  F-7

    (2)  CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
         -----------------------------------------

         The following financial statement schedule is filed as part of this Form 10-K:

         Report of Independent Public Accountants                    S-1

         Schedule II - Valuation and Qualifying Accounts             S-2

         All schedules not included are omitted either because they are not applicable or because the information required therein is included in Notes to Consolidated
         Financial Statements.

    (3)  EXHIBITS
         --------

         See Exhibit Index on page 39.

(b) REPORTS ON FORM 8-K

    None

(c) EXHIBITS

    See Exhibit Index on page 39.

(d) OTHER FINANCIAL STATEMENTS

    Not applicable.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Rural Cellular Corporation



                                  /s/ Richard P. Ekstrand
                                   -------------------------------------
                                  RICHARD P. EKSTRAND
                                  PRESIDENT AND CHIEF EXECUTIVE OFFICER
Date: March 20, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the date indicated.

SIGNATURE                         TITLE                              DATE
---------                         -----                              ----

/s/ Richard P. Ekstrand      President and
--------------------------   Chief Executive Officer            March 20, 1997
Richard P. Ekstrand          (Principal Executive Officer)
                             and Director

/s/ Wesley E. Schultz        Vice President of Finance and
--------------------------   Chief Financial Officer            March 20, 1997
Wesley E. Schultz            (Principal Financial
                             and Accounting Officer)

/s/ George W. Wikstrom Jr.   Director                           March 20, 1997
--------------------------
George W. Wikstrom Jr.

/s/ Don C. Swenson           Director                           March 20, 1997
--------------------------
Don C. Swenson

/s/ Nicholas R. Prom         Director                           March 20, 1997
--------------------------
Nicholas R. Prom

/s/ Robert K. Eddy           Director                           March 20, 1997
--------------------------
Robert K. Eddy

/s/ Jeffrey S. Gilbert       Director                           March 20, 1997
--------------------------
Jeffrey S. Gilbert

/s/ Marvin C. Nicolai        Director                           March 20, 1997
--------------------------
Marvin C. Nicolai

/s/ George M. Revering       Director                           March 20, 1997
--------------------------
George M. Revering

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Rural Cellular Corporation:

We have audited the accompanying consolidated balance sheets of Rural Cellular Corporation (a Minnesota corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rural Cellular Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                            ARTHUR ANDERSEN LLP


Minneapolis, Minnesota,
February 11, 1997

                     RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                        ASSETS


                                                            DECEMBER 31,
                                                    --------------------------
                                                        1996           1995
                                                    -----------    -----------
CURRENT ASSETS:

  Cash . . . . . . . . . . . . . . . . . . .        $  237,499    $   125,137

  Accounts receivable, less allowance
    of $303,000 and $163,000 . . . . . . .           6,323,637      3,019,720

  Inventories. . . . . . . . . . . . . . .           1,309,862        628,016

  Other current assets . . . . . . . . . . .           984,097         95,693
                                                    -----------    -----------
    Total current assets . . . . . . . . .           8,855,095      3,868,566
                                                    -----------    -----------
PROPERTY AND EQUIPMENT:

  Land . . . . . . . . . . . . . . . . . . .         1,233,007      1,075,202

  Buildings and towers . . . . . . . . . .          13,680,928      8,721,385

  Equipment. . . . . . . . . . . . . . . . .        35,650,325     16,066,315

  Furniture and fixtures . . . . . . . . . .         3,626,247      2,193,718

  Assets under construction. . . . . . . .           1,241,124      3,721,584

  Less - accumulated depreciation. . . . . .       (13,496,134)    (8,261,125)
                                                    -----------    -----------
    Net property and equipment . . . . . .          41,935,497     23,517,079
                                                    -----------    -----------
INVESTMENTS AND OTHER ASSETS:

  Licenses, less accumulated
    amortization of $18,000 and $9,000 . . .         6,710,419        266,111

  Investments in unconsolidated affiliates .         1,442,569      1,165,891

  Restricted investments . . . . . . . . .             884,844        709,955

  Other assets, less accumulated

    amortization of $35,000 and $783,000 . .           761,935        610,879
                                                    -----------    -----------
    Total investments and other assets . . .         9,799,767      2,752,836
                                                    -----------    -----------
                                                    $60,590,359   $30,138,481
                                                    -----------    -----------
                                                    -----------    -----------

                     RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                         LIABILITIES AND SHAREHOLDERS' EQUITY


                                                            DECEMBER 31,
                                                    --------------------------
                                                        1996           1995
                                                    -----------    -----------
CURRENT LIABILITIES:

  Current maturities of long-term debt . . .       $ 8,447,920    $ 2,725,496

  Accounts payable . . . . . . . . . . . .           8,913,734      4,041,906

  Advance billings and customer deposits . .         1,399,965        964,463

  Other accrued expenses . . . . . . . . .             665,919        551,902
                                                    -----------    -----------
    Total current liabilities. . . . . . .          19,427,538      8,283,767


LONG-TERM DEBT . . . . . . . . . . . . . .              43,886     16,397,209

                                                    -----------    -----------
    Total liabilities. . . . . . . . . . .          19,471,424     24,680,976
                                                    -----------    -----------

MINORITY INTEREST. . . . . . . . . . . . .           6,122,583              -
                                                    -----------    -----------

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY:
 Undesignated shares, $.01 par value;
    10,000,000 shares authorized; no shares
    issued and outstanding . . . . . . . . .                 -              -

 Class A common stock; $.01 par value;
    15,000,000 shares authorized; 7,502,552
    and 4,302,671 shares issues and outstanding.        75,025         43,027

 Class B common stock; $.01 par value;
    5,000,000 shares authorized; 1,350,744
    and 1,680,762 shares issued and outstanding         13,508         16,808

 Additional paid-in capital. . . . . . . . .        34,445,849      8,412,634

 Retained earnings (deficit) . . . . . . . .           461,970     (3,014,964)
                                                    -----------    -----------
    Total shareholders' equity . . . . . . .        34,996,352      5,457,505
                                                    -----------    -----------
                                                    $60,590,359   $30,138,481
                                                    -----------    -----------
                                                    -----------    -----------

                 The accompanying notes are an integral part of these
                          consolidated financial statements.

                     RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS



                                                YEARS ENDED DECEMBER 31,
                                       ---------------------------------------
                                           1996          1995          1994
                                       -----------   -----------   -----------
REVENUES:

  Service. . . . . . . . . . . . . .  $23,119,691   $14,289,434   $ 9,783,821

  Roamer . . . . . . . . . . . . . .    6,413,524     4,561,760     3,897,207

  Equipment. . . . . . . . . . . . .      927,128     1,475,716     2,007,897
                                       -----------   -----------   -----------
    Total revenues . . . . . . . . .   30,460,343    20,326,910    15,688,925
                                       -----------   -----------   -----------

OPERATING EXPENSES:

  Network costs. . . . . . . . . .      6,731,130     4,973,598     3,293,581

  Cost of equipment sales. . . . .      1,374,980     1,913,664     2,213,702

  Selling, general and
    administrative . . . . . . . . .   13,575,347     7,699,964     6,569,725

  Depreciation and amortization. . .    5,539,067     3,249,313     2,425,820
                                       -----------   -----------   -----------
    Total operating expenses . . .     27,220,524    17,836,539    14,502,828
                                       -----------   -----------   -----------


OPERATING INCOME . . . . . . . . .      3,239,819     2,490,371     1,186,097
                                       -----------   -----------   -----------

OTHER INCOME (EXPENSE):

  Interest expense . . . . . . . .       (280,146)   (1,365,852)   (1,194,884)

  Interest and dividend income . . .      334,850       277,352       170,221

  Equity in earnings (losses) of
    unconsolidated affiliates. . . .       51,519       (37,021)      (36,700)

  Minority interest. . . . . . . . .      330,892             -             -
                                       -----------   -----------   -----------

    Other income (expense), net. . .      437,115    (1,125,521)   (1,061,363)
                                       -----------   -----------   -----------

INCOME BEFORE INCOME TAX . . . . . .    3,676,934     1,364,850       124,734

INCOME TAX PROVISION (BENEFIT) . . .      200,000       575,003      (485,600)
                                       -----------   -----------   -----------

NET INCOME . . . . . . . . . . . . .  $ 3,476,934   $   789,847   $   610,334
                                       -----------   -----------   -----------
                                       -----------   -----------   -----------

NET INCOME  PER COMMON SHARE . . . .  $      0.41   $      0.13   $      0.11
                                       -----------   -----------   -----------
                                       -----------   -----------   -----------

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING. . . . . . . . . .      8,508,908     5,983,420     5,522,099


                 The accompanying notes are an integral part of these
                          consolidated financial statements.

                     RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                    CLASS A                CLASS B
                                                 COMMON STOCK           COMMON STOCK          ADDITIONAL   RETAINED      TOTAL
                                            ----------------------  ----------------------      PAID-IN    EARNINGS   SHAREHOLDERS'
                                              SHARES       AMOUNT     SHARES       AMOUNT       CAPITAL    (DEFICIT)     EQUITY
                                            ----------    --------  ----------    --------   ------------ -----------  -----------
BALANCE, December 31, 1993 . . . . . . .    3,796,989     $37,970   1,464,036     $14,640   $  5,122,846 $(4,415,145) $   760,311

  Issuance of common stock, net of
    offering expenses. . . . . . . . . .      352,800       3,528     151,200       1,512      2,953,680           -    2,958,720

  Issuance of common stock in. . . . . .
    connection with an acquisition . . .      152,882       1,529      65,526         656        336,108           -      338,293

  Net income . . . . . . . . . . . . . .            -           -           -           -              -     610,334      610,334
                                            ----------    --------  ----------    --------   ------------ -----------  -----------

BALANCE, December 31, 1994 . . . . . . .    4,302,671      43,027   1,680,762      16,808      8,412,634  (3,804,811)   4,667,658

  Net income . . . . . . . . . . . . . .            -           -           -           -              -     789,847      789,847
                                            ----------    --------  ----------    --------   ------------ -----------  -----------

BALANCE, December 31, 1995 . . . . . . .    4,302,671      43,027   1,680,762      16,808      8,412,634  (3,014,964)   5,457,505

  Issuance of common stock, net of
    offering expenses. . . . . . . . . .    2,869,863      28,698           -           -     26,033,215           -   26,061,913

  Conversion of Class B common stock
    to Class A common stock. . . . . . .      330,018       3,300    (330,018)     (3,300)             -           -            -

  Net income . . . . . . . . . . . . . .            -           -           -           -              -   3,476,934    3,476,934
                                            ----------    --------  ----------    --------   ------------ -----------  -----------
BALANCE, December 31, 1996 . . . . . . .    7,502,552    $ 75,025   1,350,744    $ 13,508   $ 34,445,849 $   461,970  $34,996,352
                                            ----------    --------  ----------    --------   ------------ -----------  -----------
                                            ----------    --------  ----------    --------   ------------ -----------  -----------



                 The accompanying notes are an integral part of these
                          consolidated financial statements.

                     RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                      YEARS ENDED DECEMBER 31,
                                                           ---------------------------------------------
                                                               1996             1995             1994
                                                           -----------      -----------      -----------
OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . .    $ 3,476,934      $   789,847      $   610,334
  Adjustments to reconcile to net cash provided by
    operating activities:
    Depreciation and amortization. . . . . . . . . .        5,539,067        3,249,313        2,425,820
    Deferred income taxes. . . . . . . . . . . . . . .              -          500,000         (500,000)
    Other. . . . . . . . . . . . . . . . . . . . . . .       (184,036)        (186,332)               -
    Equity in earnings (losses) of unconsolidated
      affiliates . . . . . . . . . . . . . . . . . .          (51,519)          37,021           36,700
    Change in minority interest. . . . . . . . . . .         (330,892)               -                -
    Change in other operating elements:
      Accounts receivable. . . . . . . . . . . . . .       (3,303,917)        (640,326)      (1,106,603)
      Inventories. . . . . . . . . . . . . . . . . . .       (681,846)         294,973         (459,070)
      Other current assets . . . . . . . . . . . . .         (888,404)          (7,283)         (54,193)
      Accounts payable . . . . . . . . . . . . . . .        4,871,828        3,059,394         (661,143)
      Advance billings and customer deposits . . . . .        435,502          145,204          329,207
      Other accrued expenses . . . . . . . . . . . .          114,017         (300,600)         565,136
                                                           -----------      -----------      -----------
        Net cash provided by operating activities. . .      8,996,734        6,941,211        1,186,188
                                                           -----------      -----------      -----------

INVESTING ACTIVITIES:
  Purchases of property and equipment, net . . . . .      (24,213,803)      (9,312,820)      (6,932,680)
  Contributions to unconsolidated affiliates . . . .         (225,156)        (368,964)        (248,066)
  Purchases of restricted investments. . . . . . . . .              -         (101,178)        (245,557)
  Other, net . . . . . . . . . . . . . . . . . . . .         (354,580)        (121,777)         (32,139)
                                                           -----------      -----------      -----------
        Net cash used in investing activities. . . . .    (24,793,539)      (9,904,739)      (7,458,442)
                                                           -----------      -----------      -----------

FINANCING ACTIVITIES:
  Proceeds from issuance of common stock,
    net of offering expenses . . . . . . . . . . . .       26,540,066         (478,153)       2,958,720
  Proceeds from issuance of long-term debt . . . . .       14,740,927        4,251,648        6,153,050
  Repayment of long-term debt. . . . . . . . . . . .      (25,371,826)        (920,952)      (2,608,290)
                                                           -----------      -----------      -----------
        Net cash provided by financing activities. . .     15,909,167        2,852,543        6,503,480
                                                           -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH. . . . . . . . . . .          112,362         (110,985)         231,226
CASH, at beginning of year . . . . . . . . . . . . .          125,137          236,122            4,896
                                                           -----------      -----------      -----------
CASH, at end of year . . . . . . . . . . . . . . . . .   $    237,499      $   125,137      $   236,122
                                                           -----------      -----------      -----------
                                                           -----------      -----------      -----------



                 The accompanying notes are an integral part of these
                          consolidated financial statements.

                     RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996 AND 1995


1.  ORGANIZATION AND NATURE OF BUSINESS:

Rural Cellular Corporation and its subsidiaries (the Company or RCC) are principally engaged in providing cellular communication service in five contiguous Rural Service Areas (RSAs) comprising most of the northern half of Minnesota and in providing paging service in northern Minnesota and eastern North Dakota (the Company Service Area). The Company commenced operations effective April 1, 1991, following the merger into the Company of five partnerships, each holding a cellular license for a separate RSA. The Company operates its cellular and paging systems under licenses granted by the FCC, and the Company's operations are subject to the applicable rules and regulations of the FCC.

2.  ACQUISITIONS:

WIRELESS ALLIANCE

In August 1996, the Company entered into Wireless Alliance, LLC (Wireless Alliance), a joint venture with APT Minneapolis, Inc., an affiliate of Aerial Communications, Inc., to construct and operate Personal Communications Services (PCS) networks in areas adjacent to the Company's service areas including Duluth, Minnesota and Superior, Wisconsin and Fargo and Grand Forks, North Dakota including the Red River Valley and 80 miles of Interstate Highway 29 in North Dakota. Wireless Alliance is owned 51 % by the Company and 49 % by APT Minneapolis, Inc.

UNITY CELLULAR SYSTEMS, INC.

In December 1996, the Company entered into a definitive agreement to purchase the net assets of Unity Cellular Systems, Inc., a wholly-owned subsidiary of InterCel, Inc. for approximately $77,350,000. Unity Cellular Systems, Inc. provides cellular service in the Bangor, Maine, MSA and Maine RSAs 2 and 3 to approximately 25,000 customers as of December 31, 1996, under the trade name Unicel. The acquisition, which will be accounted for under the purchase method of accounting, is expected to be completed in the second quarter of 1997, subject to receiving regulatory and other approvals. The Company is currently negotiating with a commercial lending institution for a revolving credit facility to fund the acquisition.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of RCC and its wholly-owned subsidiaries, RCC Paging, Inc., RCC Wireless Company, RCC Network, Inc. and its majority owned subsidiary Wireless Alliance. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. Investments in unconsolidated affiliates represent investments in companies in which RCC has a 20% to 50% ownership interest and which are accounted for under the equity method.

REVENUE RECOGNITION

The Company earns revenue by providing cellular and paging service to both customers of the Company and customers of other cellular carriers traveling (roaming) in the Company's service area and from sales and rentals of cellular and paging equipment and accessories. Service revenue consists of the base monthly service fee and airtime revenue. Base monthly service fees are billed one month in advance and are recognized in the month earned. Airtime revenue is recognized when service is provided. Roamer revenue consists of the fee charged to other cellular carriers' customers for roaming in the Company's Service Area as well as related airtime revenue for use of RCC's cellular network. Roamer revenue is recognized when the service is rendered. The Company recognizes other service revenues from equipment installations, equipment leases and connection fees when earned.

                     RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996 AND 1995
                                     (CONTINUED)

INCOME TAXES

The Company follows the liability method of accounting for income taxes, and deferred income taxes are based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities based on enacted tax laws.

NET INCOME PER COMMON SHARE

Net income per common share for all periods presented was computed using the weighted average number of outstanding shares of Class A and Class B common stock and common equivalent shares, if dilutive. Fully diluted earnings per share did not differ significantly from primary earnings per share for any year presented.

INVENTORIES

Inventories consist of cellular telephone equipment, pagers and accessories and are stated at the lower of cost, determined using the specific identification method, or market.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Additions, improvements or major renewals are capitalized, while expenditures which do not enhance or extend the asset's useful life are charged to operating expense as incurred. When an asset is retired, its cost less any proceeds from the sale is charged to accumulated depreciation. Depreciation is computed using the straight-line, composite method based on the estimated useful life of the asset as follows:

                                                 YEARS
                                                  -----
              Buildings and towers..............   15
              Equipment......................... 3-10
              Furniture and fixtures............ 3-10


The Company's network construction expenditures are recorded as assets under construction until the system or assets are placed in service, at which time the assets are transferred to the appropriate property and equipment category. As a component of assets under construction, the Company capitalizes salaries of the Company's construction employees during the construction period.

INVESTMENTS

Investments in unconsolidated affiliates are accounted for using the equity method and represent the Company's ownership interests in Switch 2000, Inc. and Switch 2000 LLC (Switch 2000), entities which provide cellular switching and interconnection services to the Company, and Cellular 2000, Inc., an entity organized to own the trade name and related trademark for Cellular 2000. Restricted investments represent the Company's investment in stock of the St. Paul Bank for Cooperatives and are stated at cost, which approximates fair value. The restricted investments were purchased pursuant to the terms of a loan agreement and are restricted as to withdrawal.

LICENSES

Licenses consist of the cost of acquiring paging licenses and the value assigned to the Wireless Alliance PCS license. Paging licenses are being amortized on a straight-line basis over 40 years. The Wireless Alliance PCS license will be amortized over 40 years when the PCS network becomes operational in 1997.

                     RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996 AND 1995
                                     (CONTINUED)

OTHER ASSETS

Other assets primarily consist of costs related to the Unity Cellular Systems, Inc. acquisition and organizational costs. Organizational costs are being amortized on a straight line basis over five to seven years.

BUSINESS AND CREDIT CONCENTRATIONS

The Company's customers are geographically located in the northern half of Minnesota and eastern North Dakota and are concentrated in cellular communications. No single customer accounted for a significant amount of revenues or accounts receivable.

LONG-LIVED ASSETS

The Company periodically evaluates the value of all long-lived assets to determine if events have occurred that indicate the remaining estimated useful lives of these assets may warrant revision or whether the remaining balance may not be recoverable. At each balance sheet date, the Company uses an estimate of future net cash flows over the remaining useful lives of the assets to measure recoverability.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has estimated fair values using available market information and appropriate valuation methods. Long-term debt fair values were determined based on borrowing rates currently available to the Company and approximated carrying value at December 31, 1996 and 1995.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Ultimate results could differ from those estimates.

RECLASSIFICATIONS

Certain 1995 and 1994 amounts in the accompanying consolidated financial statements have been reclassified to conform to the 1996 presentation. These reclassifications had no effect on the consolidated net income or total shareholders' equity as previously reported.

                     RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996 AND 1995
                                     (CONTINUED)


4.  LONG-TERM DEBT:

Long-term debt is as follows:

                                                             DECEMBER 31,
                                                       -----------------------
                                                          1996         1995
                                                       ----------  -----------
  St. Paul Bank for Cooperatives:
    Seasonal loan, payable on
      June 30, 1997, interest at a
      variable rate (7.1% at December 31, 1996)....   $8,405,000  $         -
    Term loan, repaid in 1996......................            -   16,769,260
    Subsidiary term loan, repaid in 1996...........            -    1,082,305
    Seasonal loan, repaid in 1996..................            -      500,000
  Notes payable, unsecured, interest at 5% to 8%,
    payable in installments through 1998...........       86,806      130,271
  Capital lease obligations, repaid in 1996........            -      640,869
                                                       ----------  -----------
      Total........................................    8,491,806   19,122,705
  Less-current maturities..........................    8,447,920    2,725,496
                                                       ----------  -----------
                                                      $   43,886  $16,397,209
                                                       ----------  -----------
                                                       ----------  -----------

The loan from the St. Paul Bank for Cooperatives was issued pursuant to a comprehensive loan agreement (the Agreement) and is collateralized by substantially all assets of the Company. Under the Agreement, the Company may borrow up to a maximum of $10,000,000 as of December 31, 1996. Subsequent to year-end, the maximum amount the Company may borrow was increased to $15,000,000.

The Agreement requires the Company to maintain certain levels of net worth, quarterly cash flow and other key financial ratios. In addition, the Company may not pay dividends or make distributions to its shareholders unless the Company is in compliance with all of the covenants under the Agreement before and after such payment or distribution. As of December 31, 1996, the Company was in compliance with all covenants.

5.  SHAREHOLDERS' EQUITY:

AUTHORIZED SHARES

The Company's Restated Articles of Incorporation authorize the issuance of 30,000,000 shares of $.01 par value stock. Of such authorized shares, 10,000,000 have not been designated as to class as of December 31, 1996.

INITIAL PUBLIC OFFERING

During 1996, the Company completed an initial public offering (the Offering) of 3,450,000 shares of Class A common stock, of which 2,869,863 shares were sold by the Company and 580,137 previously issued shares were sold by certain shareholders. The net proceeds to the Company of approximately $26.0 million were used to repay long-term debt and to provide capital for future expansion. In connection with the Offering, the exercise price of 150,600 employee stock options was fixed at $10.00 per share, the price at which the stock was sold to the public in the Offering.

COMMON STOCK RIGHTS

Class A common shareholders are entitled to one vote for each share owned while Class B common shareholders are entitled to ten votes for each share owned. Each share of Class B common stock may at any time be converted into one share of Class A common stock at the option of the holder. Additionally, all issued Class B common shares will

                     RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996 AND 1995
                                     (CONTINUED)

be converted into an equivalent number of Class A common shares upon the affirmative vote of not less than 66-2/3 of the then issued Class B common shares. Furthermore, Class B common shares are automatically converted to an equal number of Class A common shares if they are transferred to anyone who is not an affiliate of the transferring shareholder of the Company.

STOCK COMPENSATION PLANS

The Company implemented stock option plans for employees and nonemployee directors during 1995. The stock compensation plan (the Plan) for employees authorizes the issuance of up to 890,000 shares of Class A common stock in the form of stock options, stock appreciation rights or other stock-based awards. The Plan provides that the exercise price of any option shall not be less than 85% of the fair market value of the Class A common stock as of the date of the grant (100% in the case of incentive stock options). Options and other awards granted under the Plan shall vest and become exercisable as determined by the Board of Directors or a stock option committee.

The stock option plan for nonemployee directors authorizes the issuance of up to 210,000 shares of Class A common stock. The plan provides that the option price shall not be less than the fair market value of the Class A common stock outstanding on the date of grant. The options vest and become exercisable over one to three years and expire between four and six years from the date of grant.

The Company accounts for stock options under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the Company's plans been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company's results of operations and net income per share would have been reduced to the pro forma amounts indicated below for 1996:

                                   AS  REPORTED     PRO  FORMA
                                   -------------    ------------
    Net income                    $   3,476,934    $  3,215,468
    Net income per common share   $         .41    $        .38

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996: expected volatility of 48.5%; risk-free interest rates of 6.2%; and no expected dividend yield.

                     RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996 AND 1995
                                           (CONTINUED)

Options issued during 1996, which remain outstanding at December 31, 1996, have exercise prices between $9.13 and $12.75 and a weighted average remaining contractual life of 6.7 years. Information related to stock options is as follows for 1996:

                                                             WEIGHTED
                                                              AVERAGE
                                                             EXERCISE
                                                  SHARES       PRICE
                                                  --------     -------
         Outstanding, at beginning of year              -     $    -
             Granted                              549,700      10.32
             Canceled                             (90,000)     12.00
                                                  --------     -------
         Outstanding, at end of year              459,700     $ 9.99
                                                  --------     -------
                                                  --------     -------
         Exercisable, at end of year               55,200     $ 9.92
                                                  --------     -------
                                                  --------     -------
         Weighted average fair value of
             options granted during the year                  $ 5.60
                                                               -------
                                                               -------

6.  INCOME TAXES:

The components of the provision (benefit) for income taxes are as follows:


                                        YEARS ENDED DECEMBER 31,
                                   ----------------------------------
                                      1996        1995        1994
                                   ---------   ---------   ----------
   Current:
       Federal.................    $106,000    $ 40,003    $  85,000
       State...................      94,000      35,000       16,000
                                   ---------   ---------   ----------
                                    200,000      75,003      101,000
   Deferred....................           -     500,000     (586,600)
                                   ---------   ---------   ----------
                                    $200,000   $575,003    $(485,600)
                                   ---------   ---------   ----------
                                   ---------   ---------   ----------

A reconciliation between the federal income tax rate and the effective income tax rate is as follows:

                                           YEARS ENDED DECEMBER 31,
                                     ----------------------------------
                                        1996        1995        1994
                                     ---------   ---------   ----------
   Federal income tax rate. . . .       34.0%       34.0%       34.0%
   Tax benefit of loss
     carryforwards . . . . . . .      (29.8)          -      (485.0)
   Penalties and fines . . . . . .        -        (2.1)       32.3
   State income taxes, net
     of federal tax benefit. . . .      1.2         6.5        (4.7)
   Other, net. . . . . . . . . . .        -         3.7         6.7
                                     ---------   ---------   ----------
                                         5.4%       42.1%     (416.7)%
                                     ---------   ---------   ----------
                                     ---------   ---------   ----------

                     RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996 AND 1995
                                                  (CONTINUED)

The income tax effect of the items which create deferred income tax assets and liabilities are as follows:

                                                   DECEMBER 31,
                                             -----------------------
                                                 1996        1995
                                             -----------  ----------
   Deferred income tax assets:
     Operating loss carryforwards. . . . .  $ 1,795,000  $3,099,000
     Temporary differences:
       Allowance for doubtful accounts..        123,000     158,000
       Other . . . . . . . . . . . . . . .      202,000     143,000
     Valuation allowance . . . . . . . . .            -  (1,723,000)
                                             -----------  ----------
       Total deferred income tax assets. .    2,120,000   1,677,000
   Deferred income tax liabilities:
     Depreciation. . . . . . . . . . . .     (1,948,000) (1,496,000)
     Other . . . . . . . . . . . . . . . .     (172,000)   (181,000)
                                             -----------  ----------
       Net deferred income tax asset . . .  $         -   $       -
                                             -----------  ----------
                                             -----------  ----------

A valuation allowance was established for certain net operating loss carryforwards due to the uncertainty of the realization of future tax benefits. The valuation allowance was eliminated in 1996 due to the realization of net operating loss carryforwards.

As of December 31, 1996, the Company had tax operating loss carryforwards of approximately $4,435,000 available to offset future income tax liabilities. These carryforwards expire in the years 2006 through 2010. The Tax Reform Act of 1986 contains provisions which may limit the availability and timing of usage of net operating loss carryforwards in the event of certain changes in the ownership of the Company's common stock.

7.  COMMITMENTS AND CONTINGENCIES:

CAPITAL EXPENDITURE COMMITMENTS

Excluding capital expenditure commitments for Unity Cellular Systems, Inc. and Wireless Alliance, the Company had capital expenditure purchase commitments outstanding of approximately $14,000,000 as of December 31, 1996.

EMPLOYMENT AGREEMENTS

The Company has employment agreements with executive officers and certain other management personnel with terms ranging from two to three years. These agreements provide for payment of amounts up to three times their annual compensation if there is a termination of their employment as a result of change in control of the Company, as defined in the agreement. The maximum contingent liability under these agreements was $1,300,000 at December 31, 1996.

LEGAL AND REGULATORY MATTERS

The Company is subject to legal and regulatory matters arising in the normal course of business. Management does not believe that any of these matters will have a significant effect on the Company and, accordingly, no provision for any liability that may result from these matters has been made.

                     RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996 AND 1995
                                                  (CONTINUED)

LEASES

The Company leases office space, vehicles and real estate under noncancelable operating leases. Future minimum payments under these leases as of December 31, 1996 are as follows:

                   YEAR
                    ----
                   1997.......................    $243,352
                   1998.......................     187,108
                   1999.......................     144,790
                   2000.......................     117,180
                   2001.......................      67,759
                   Thereafter.................       7,200
                                                  ---------
                                                  ---------
                        Total.................    $767,389
                                                  ---------
                                                  ---------

Under the terms of the lease agreements, the Company also is responsible for certain operating expenses and taxes. Total rent expense of $379,000, $347,000, and $287,000 was charged to operations for the years ended December 31, 1996, 1995 and 1994.

8.  INVESTMENTS IN UNCONSOLIDATED AFFILIATES:

The Company holds a 40.77% ownership interest in Switch 2000 and a 41.67% ownership interest in Cellular 2000, Inc., an entity with no operations to date. As of December 31, 1996, the investment in unconsolidated affiliates represents $1,697,000 of stock and capital contributions less $254,000 of cumulative losses. Combined condensed results of operations and net assets of these entities are as follows:


                                              YEARS ENDED DECEMBER 31,
                                     -----------------------------------------
                                        1996           1995           1994
                                     -----------    -----------    -----------
 Results of Operations:

   Revenues.....................    $ 9,201,380    $ 7,074,877    $ 4,904,668

   Operating expenses...........     (9,044,303)    (7,035,889)    (4,865,822)

   Other income (expense), net..        (11,811)      (129,791)      (128,863)
                                     -----------    -----------    -----------

     Net income (loss)..........    $   145,266    $   (90,803)   $   (90,017)
                                     -----------    -----------    -----------
                                     -----------    -----------    -----------
 Company's share of net
  income (loss).................    $    51,519    $   (37,021)   $   (36,700)
                                     -----------    -----------    -----------
                                     -----------    -----------    -----------


                                             AS OF DECEMBER 31,
                                         --------------------------
                                             1996           1995
                                         -----------    -----------
         Net assets:

              Current assets..........  $   455,292    $ 1,292,484

              Noncurrent assets.......    4,064,677      3,412,257

              Current liabilities.....     (743,309)    (1,385,347)

              Noncurrent liabilities..     (228,000)      (456,000)
                                         -----------    -----------
                   Equity.............  $ 3,548,660    $ 2,863,394
                                         -----------    -----------
                                         -----------    -----------

9.  RELATED-PARTY TRANSACTIONS:

AFFILIATE AGREEMENT

                     RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996 AND 1995
                                           (CONTINUED)

The Company pays Switch 2000 for cellular switching and interconnection services. Amounts billed by Switch 2000 to the Company totaled $4,824,000, $3,753,000 and $2,613,000 for the years ended December 31, 1996, 1995 and 1994.


ROAMING AGREEMENT

The Company has a roaming agreement with a partnership which is affiliated with a beneficial owner of greater than 10% of the Company's common stock. The rates of reimbursement are negotiated by the parties to the agreement and reflect rates charged by other carriers. Roaming charges are passed through to the customer. Net payments by the Company to the partnership were $331,000, $306,000 and $254,000 for the years ended December 31, 1996, 1995 and 1994.

10.  DEFINED CONTRIBUTION PLAN:

The Company has a defined contribution savings and profit-sharing plan for employees who meet certain age and service requirements. Under the savings portion of the plan, employees may elect to contribute a percentage of their salaries to the plan with the Company contributing a matching percentage of the employees' contributions. Under the profit-sharing portion of the plan, the Company contributes a percentage of employees' salaries. Contributions charged to operations for the years ended December 31, 1996, 1995 and 1994 were $74,000, $66,000 and $43,000. The percentages the Company matches under the savings portion of the plan and contributes under the profit-sharing portion of the plan are determined annually by the Company's board of directors.

11.  SUPPLEMENTAL CASH FLOW INFORMATION:

                                            YEARS ENDED DECEMBER 31,
                                   -------------------------------------------
                                       1996            1995            1994
                                   -----------     -----------     -----------
Cash paid for:

  Interest.....................   $  563,948      $1,400,722      $1,012,597

  Income taxes.................      805,000          98,136          28,400

Non-cash investing and
  financing activity:

  Contribution by Aerial
   Communications, Inc. of
   PCS license...........    6,453,475               -               -

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Rural Cellular Corporation:

    We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Rural Cellular Corporation's Form 10-K and have issued our report thereon dated February 11, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index of consolidated financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                            ARTHUR ANDERSEN LLP
Minneapolis, Minnesota,
February 11, 1997

                     RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS:

                                                 YEARS ENDED DECEMBER 31,
                                            --------------------------------
                                               1996       1995       1994
                                            ---------- ---------- ----------
Balance, at beginning of year...........     $162,845   $143,806   $126,527
  Additions charged to income...........      597,291    246,156    184,576
  Write-offs, net of recoveries.........     (457,403)  (227,117)  (167,297)
                                            ---------- ---------- ----------
Balance, at end of year.................     $302,733   $162,845   $143,806
                                            ---------- ---------- ----------
                                            ---------- ---------- ----------

                                    EXHIBIT INDEX


NUMBER    DESCRIPTION    PAGE

  2       Asset Purchase Agreement dated December 23, 1996 by and          [i]
          among the Registrant, Unity Cellular Systems, Inc., InterCel Licenses, Inc. and InterCel, Inc.

  3.1     Articles of Incorporation, as amended and restated to date       [ii]

  3.2     Bylaws, as amended and restated to date                          [ii]

 10.1     Loan Agreement with St. Paul bank for Cooperatives dated
          April 25, 1996                                                   [iii]

 10.2     Cellular Switch User Agreement, as amended                       [ii]

 10.3     Switch 2000 LLC Cellular Equipment User Agreement                [ii]

 10.4     Purchase Agreement by and between RCC Network, Inc. and
          Harris Corporation, Farinon Division, dated May 12, 1995         [ii]

 10.5     Cell Site Purchase Agreement between Northern Telecom, Inc.
          and Registrant dated November 24, 1993, as amended on
          October 25, 1995                                                 [ii]

 10.6(a)  Trademark and Trade Name License Agreements between
          Cellular 2000, Inc. and:                                         [ii]
          (i)   North Woods Cellular Partnership
          (ii)  Northern Lights Cellular Partnership
          (iii) Great River Cellular Partnership
          (iv)  Cellular Five Partnership
          (v)   Heartland Cellular Partnership

 10.6(b)  Assignment and Assumption Agreements by and between the
          Registrant and each partnership                                  [ii]

 10.7     Roaming Agreement with CMS of St. Cloud                          [ii]

*10.8     1995 Stock Compensation Plan as amended to date

*10.9     Stock Option Plan for Nonemployee Directors, as amended to date

*10.10(a) Employment Agreement with Richard P. Ekstrand effective
          December 1, 1995                                                 [ii]

*10.10(b) Amendment to Employment Agreement with Mr. Ekstrand effective December 18, 1996

*10.11(a) Employment Agreement with Scott G. Donlea effective
          December 1, 1995

*10.11(b) Amendment to Employment Agreement with Mr. Donlea effective December 18, 1996

 11       Statement Re Computation of Per Share Earnings

 16       Letter from former accountants                                   [ii]

 21       Subsidiaries of Registrant

 23       Consent of Independent Public Accountants

*Indicates management contract or compensatory plan or agreement required to be filed as a exhibit to this Form.
[i]   Filed as exhibit to Report on Form 8-K dated December 23, 1996 and incorporated herein by reference.
[ii] Filed as exhibit to Registration Statement on Form S-1 (Sec. No. 33-80189) filed December 8, 1995 and incorporated herein by reference.
[iii] Filed as exhibit to Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.