Form 10-Q
period 1997-03-31
RURAL CELLULAR CORP
filed 1997-05-15
CIK 869561

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 1997.

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


                             3905 DAKOTA STREET S.W.
                           ALEXANDRIA, MINNESOTA 56308
                                 (320) 762-2000
   (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE OF
                    REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such
filing requirements for the past 90 days.    YES(X)         NO(   )


     Number of shares of common stock outstanding as of the close of business on April 30, 1997:

                          CLASS A            7,487,858

                          CLASS B            1,365,438

                               TABLE  OF  CONTENTS


                                                                     PAGE NUMBER
                                                                     -----------
PART I. - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS -
     AS OF MARCH 31, 1997 AND DECEMBER 31, 1996. . . . . . . . . . . . . .3

     CONSOLIDATED STATEMENTS OF OPERATIONS -
     THREE MONTHS ENDED MARCH 31, 1997 AND 1996. . . . . . . . . . . . . .5

     CONSOLIDATED STATEMENTS OF CASH FLOWS -
     THREE MONTHS ENDED MARCH 31, 1997 AND 1996. . . . . . . . . . . . . .6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . . . . . . . .7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . . .9

PART II. - OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . 14

     SIGNATURE PAGE. . . . . . . . . . . . . . . . . . . . . . . . . . . 15

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                   RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                   (UNAUDITED)

                                                   MARCH 31,       DECEMBER 31,
                                                     1997              1996
                                                --------------    --------------

CURRENT ASSETS:
    Cash                                        $      75,151     $     237,499
    Accounts receivable, net                        6,024,400         6,323,637
    Inventories                                       904,019         1,309,862
    Prepaid income tax                                392,133           642,133
    Other current assets                              405,537           341,964
                                                -------------     -------------
        Total current assets                        7,801,240         8,855,095
                                                -------------     -------------

PROPERTY AND EQUIPMENT:
    Land                                            1,276,204         1,233,007
    Buildings and towers                           13,888,888        13,680,928
    Equipment                                      38,762,766        35,650,325
    Furniture and fixtures                          4,129,805         3,626,247
    Assets under construction                         983,033         1,241,124
    Less - accumulated depreciation               (15,450,213)      (13,496,134)
                                                -------------     -------------
        Net property and equipment                 43,590,483        41,935,497
                                                -------------     -------------

INVESTMENTS AND OTHER ASSETS:
    Licenses, net                                   6,708,128         6,710,419
    Investments in unconsolidated affiliates        1,461,378         1,442,569
    Restricted investments                            912,709           884,844
    Other assets, net                               1,231,934           761,935
                                                -------------     -------------
        Total investments and other assets         10,314,149         9,799,767
                                                -------------     -------------

                                                $  61,705,872     $  60,590,359
                                                -------------     -------------
                                                -------------     -------------


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                   RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                     MARCH 31,     DECEMBER 31,
                                                       1997            1996
                                                    -----------    ------------

CURRENT LIABILITIES:
    Current maturities of long-term debt            $15,047,442     $ 8,447,920
    Accounts payable                                  3,610,561       8,913,734
    Accrued expenses                                  2,397,013       2,065,884
                                                    -----------     -----------
        Total current liabilities                    21,055,016      19,427,538

LONG-TERM DEBT                                           20,482          43,886
                                                    -----------     -----------

    Total liabilities                                21,075,498      19,471,424
                                                    -----------     -----------

MINORITY INTEREST                                     5,674,029       6,122,583
                                                    -----------     -----------

SHAREHOLDERS' EQUITY:
    Undesignated shares, $.01 par value;
        10,000,000 shares authorized;
        no shares issued and outstanding                      -                -
    Class A common stock, $.01 par value;
        15,000,000 shares authorized; 7,487,858 and
        7,502,552 shares issued and outstanding          74,879          75,025
    Class B common stock, $.01 par value
        5,000,000 shares authorized; 1,365,438 and
        1,350,744 shares issued and outstanding          13,654          13,508
    Additional paid-in capital                       34,445,849      34,445,849
    Retained earnings                                   421,963         461,970
                                                    -----------     -----------
        Total shareholders' equity                   34,956,345      34,996,352
                                                    -----------     -----------
                                                    $61,705,872     $60,590,359
                                                    -----------     -----------
                                                    -----------     -----------


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                   RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                        1997            1996
                                                    ------------    ------------
REVENUES:
    Service                                          $6,908,242      $4,407,035
    Roamer                                            1,317,481         906,645
    Equipment                                            96,714         367,993
                                                     ----------      ----------
        Total revenues                                8,322,437       5,681,673
                                                     ----------      ----------

OPERATING EXPENSES:
    Network costs                                     2,000,215       1,594,381
    Cost of equipment sales                             287,376         495,786
    Selling, general and administrative               4,426,573       2,873,554
    Depreciation and amortization                     1,962,781         970,215
                                                     ----------      ----------
        Total operating expenses                      8,676,945       5,933,936
                                                     ----------      ----------

OPERATING LOSS                                         (354,508)       (252,263)
                                                     ----------      ----------


OTHER INCOME (EXPENSE):
    Interest expense                                   (215,209)       (191,169)
    Interest and dividend income                         62,347         290,757
    Equity in losses of unconsolidated affiliates        18,809          12,552
    Minority interest                                   448,554               -
                                                     ----------      ----------
        Total other income, net                         314,501         112,140
                                                     ----------      ----------


LOSS BEFORE INCOME TAX                                  (40,007)       (140,123)
INCOME TAX PROVISION                                          -           1,250
                                                     ----------      ----------
NET LOSS                                             $  (40,007)     $ (141,373)
                                                     ----------      ----------
                                                     ----------      ----------
NET LOSS PER  COMMON SHARE                           $     (.00)     $     (.02)
                                                     ----------      ----------
                                                     ----------      ----------
WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                                8,853,296       7,546,087


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                   THREE MONTHS ENDED MARCH 31,
                                                                 ---------------------------------
                                                                      1997              1996
                                                                 --------------    ---------------
OPERATING ACTIVITIES:
    Net loss                                                     $     (40,007)    $    (141,373)
    Adjustments to reconcile to net cash provided by (used in)
        operating activities -
        Depreciation and amortization                                1,962,781           970,215
        Equity in losses of unconsolidated affiliates                  (18,809)          (12,553)
        Change in minority interest                                   (448,554)                -
        Other                                                          (28,177)         (176,783)
        Change in other operating elements:
            Accounts receivable                                        299,237          (294,990)
            Inventories                                                405,843          (407,331)
            Other current assets                                       186,427           (55,904)
            Accounts payable                                        (5,303,173)        8,061,621
            Accrued expenses                                           331,129            11,482
                                                                 -------------     -------------
                Net cash provided by (used in)
                    operating activities                            (2,653,303)        7,954,384
                                                                 -------------     -------------

INVESTING ACTIVITIES:
    Purchases of property and equipment, net                        (3,607,271)       (9,697,565)
    Contributions to unconsolidated affiliates                             -            (199,771)
    Acquisition costs and other, net                                  (477,892)           (6,214)
                                                                 -------------     -------------
                Net cash used in investing activities               (4,085,163)       (9,903,550)
                                                                 -------------     -------------

FINANCING ACTIVITIES:
    Proceeds from issuance of common stock,
        net of offering expenses                                             -        26,540,088
    Proceeds from issuance of long-term debt                         7,100,000         1,998,000
    Repayment of long-term debt                                       (523,882)      (21,013,790)
                                                                 -------------     -------------
                Net cash provided by financing activities            6,576,118         7,524,298
                                                                 -------------     -------------

NET INCREASE (DECREASE) IN CASH                                       (162,348)        5,575,132
CASH, AT BEGINNING OF PERIOD                                           237,499           125,137
                                                                 -------------     -------------
CASH, AT END OF PERIOD                                           $      75,151     $   5,700,269
                                                                 -------------     -------------
                                                                 -------------     -------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

The accompanying consolidated balance sheet as of March 31, 1997, the consolidated statements of operations for the three months ended March 31, 1997 and 1996, and the consolidated statements of cash flows for the three months ended March 31, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 1997, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1996, Form 10-K. The results of operations for the period ended March 31, 1997, are not necessarily indicative of the operating results for the full fiscal year or for any other interim periods.

2. ACQUISITION:

Effective May 1, 1997 the Company consummated the previously announced acquisition of the Maine wireless telephone operations and related assets of Unity Cellular Systems, Inc. (Unicel) and related cellular and microwave licenses from InterCel Licenses, Inc. Unicel and Intercel Licenses, Inc. are wholly owned subsidiaries of InterCel, Inc. The Company will operate the Maine operations through a wholly owned subsidiary known as MRCC, Inc. In addition, the Company acquired Unicel's 51% interest in Northern Maine Cellular Partnership (Northern Maine). As consideration for the acquisition, the Company paid approximately $77 million in cash. These funds were borrowed under a reducing revolving credit facility with a group of banks headed by T.D. Securities (USA), Inc., formerly known as The Toronto-Dominion Bank. The Company also acquired the remaining 49% interest in Northern Maine held by Cellco Partnership dba Bell Atlantic NYNEX Mobile, Inc. for $7,357,350, also provided under the credit facility. The acquisitions, which will be accounted for under the purchase method of accounting, were formally completed on May 1, 1997 using proceeds from the debt facility discussed in Note 3.

3. DEBT:

On May 1, 1997, the Company entered into an agreement with a group of banks headed by The Toronto-Dominion Bank ("Toronto Bank") for a $140,000,000
Senior Secured Reducing Revolving Credit Facility (the Facility). Funds available through the Facility will be used 1) to acquire the operating assets of Unicel and to purchase the remaining 49% interest of Northern Maine Cellular Partnership, not already owned by Unicel, from Cellco Partnership dba Bell Atlantic NYNEX Mobile, 2) to refinance outstanding amounts under the Company's existing loan facility with the St. Paul Bank for Cooperatives, 3) fund the Wireless Alliance, LLC PCS investment requirements and 4) for other general corporate purposes.

At the Company's discretion, advances under the Facility bear interest at LIBOR (London Interbank Offering Rate) or the Base Rate (defined as the higher of Toronto Bank's prime rate or the federal funds rate plus 1/2%) plus an applicable margin, as defined. A commitment fee on the unused portion of the Facility is payable quarterly. The Facility is secured by a pledge of all the assets of the Company including stock of all present and future operating subsidiaries owned by the Company and the ownership of Wireless Alliance, LLC. The Facility is subject to various financial covenants including the ratio of indebtedness to annualized operating cash flow and ratio of annualized operating cash flow to interest expense.

4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT:

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), which changes the way companies calculate their earnings per share (EPS). SFAS 128 replaces primary EPS with basic EPS. Basic EPS is computed by dividing reported net income (loss) by the weighted average common shares outstanding, excluding potentially dilutive securities. Diluted EPS under SFAS 128, formerly fully diluted EPS, is also required to be disclosed. The Company is required to adopt SFAS 128 for its December 31, 1997, financial statements, at which time all prior year EPS data is to be restated in accordance with SFAS 128. If the Company had adopted SFAS 128, the effect of this accounting change on reported net income (loss) per common share for all periods reported would have been zero.

5. SUPPLEMENTAL DISCLOSURE OF CONSOLIDATED CASH FLOW INFORMATION:


                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            --------------------
                                                              1997        1996
                                                            --------    --------
          Cash paid during the period for interest          $ 91,468    $352,559
          Cash received during the period for tax refund     250,000           -

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All of the information presented in Item 2 refers to consolidated results including Wireless Alliance, LLC unless otherwise indicated.

RESULTS OF OPERATIONS

The following tables present certain statements of operations data as a percentage of total revenues as well as other cellular performance indicators for the periods indicated.


                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                        1997           1996
                                                    ------------   ------------
     REVENUES:
          Service                                       83.0%          77.5%
          Roamer                                        15.8           16.0
          Equipment                                      1.2            6.5
                                                    ------------   ------------
            Total revenues                             100.0          100.0
                                                    ------------   ------------

     OPERATING EXPENSES:
          Network costs                                 24.0           28.0
          Cost of equipment sales                        3.5            8.7
          Selling, general, and administrative          53.2           50.6
          Depreciation and amortization                 23.6           17.1
                                                    ------------   ------------
            Total operating expenses                   104.3          104.4
                                                    ------------   ------------

     OPERATING LOSS                                     (4.3)          (4.4)
                                                    ------------   ------------

     OTHER INCOME (EXPENSE):
          Interest expense                              (2.6)          (3.4)
          Interest and dividend income                   0.8            5.1
          Equity in earnings of
            unconsolidated affiliates                    0.2            0.2
          Minority interest                              5.4              -
                                                    ------------   ------------
            Other income, net                            3.8            1.9
                                                    ------------   ------------

     LOSS BEFORE INCOME TAX                             (0.5)          (2.5)
     INCOME TAX PROVISION                                  -              -
                                                    ------------   ------------
     NET LOSS                                           (0.5)%         (2.5)%
                                                    ------------   ------------
                                                    ------------   ------------
     EBITDA (1)                                         19.3%          12.6%

--------------------------------------------------------------------------------

(1) EBITDA is the sum of operating loss and depreciation and amortization. EBITDA is provided because it is a measure commonly used in the cellular industry. EBITDA is not a measurement of financial performance under generally accepted accounting principles and does not reflect all expenses of doing business (e.g., interest expense, depreciation). Accordingly, EBITDA should not be considered an alternative to net loss as a measure of performance or to cash flows as a measure of liquidity.

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           -------------------
                                                            1997        1996
                                                           ------      ------
          OTHER CELLULAR
          PERFORMANCE INDICATORS (1):
          End of period customers in service               47,730        31,272
          End of period penetration rate                      8.0%          5.2%
          Average monthly retention rate (2)                 98.8%         98.9%
          Average monthly revenue per customer            $    52       $    59
          Average acquisition cost per customer (3)       $   389       $   320

--------------------------------------------------------------------------------

(1)  Other Cellular Performance Indicators exclude Wireless Alliance, LLC.

(2) Determined for each period by dividing total customers discontinuing service during the period by the average customers for the period (beginning customers plus ending customers, divided by two), dividing that result by the number of months in the period and subtracting from one. The number of customers used in the calculation excludes reductions caused by the migration of customers to Wireless Alliance, LLC.

(3) Determined by dividing the total of sales and marketing costs, agent commissions, and gains or losses on cellular equipment sales and rentals by the gross customers added each period.

THREE MONTHS ENDED MARCH 31, 1997, COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

REVENUES

Service revenues for the quarter ended March 31, 1997, increased 57% to $6,908,242 from $4,407,035 for the comparable prior period, resulting primarily from a 73% increase in the number of cellular customers, partially offset by a decrease of 12% in the corresponding average revenue per customer. The Company has achieved this growth through focused customer sales and service strategies and by adherence to network service quality controls. This growth resulted in a market penetration rate of 8.0% at March 31, 1997, up significantly from 5.2% on March 31, 1996. Service revenues include paging revenues, which increased 45% to $242,634 for the three months ended March 31, 1997, from $167,578 for the comparable prior period.

Roamer revenues for the quarter ended March 31, 1997, increased 46% to $1,317,481 from $906,645 for the comparable prior period. This increase was due to a 45% increase in the number of roamer calls for the quarter ended March 31, 1997, from the comparable prior period resulting in part from expanded coverage provided by additional cell sites and overall increased usage of the Company's cellular service by a greater number of roamers in the Company's cellular service area.

Equipment revenues for the quarter ended March 31, 1997, decreased 74% to $96,714 from $367,993 for the comparable prior period. This decrease reflects the continuing popularity of the Company's phone and paging equipment rental program. The Company expects that equipment sales revenue will continue to represent a less significant portion of total revenues. Rental revenues, which are included in service revenues, are expected to continue to increase.

OPERATING EXPENSES

Network expenses as a percentage of total revenues for the quarter ended March 31, 1997, decreased to 24.0% from 28.0% for the comparable prior period. Network expenses for the quarter ended March 31, 1997, increased 26% to $2,000,215 from $1,594,381 for the comparable prior period. The increased expenses reflect new cell sites and transport facilities that were added during 1996 and 1997 and higher total variable costs resulting from increased network usage associated with customer growth, partially offset by economy of scale efficiencies and reductions in the per minute access charges the Company pays to Local Exchange Operating Companies. Network expenses include switching and transport expenses and the expenses associated with the maintenance and operation of the Company's cellular and paging network facilities.

Selling, general, and administrative (SG&A) expenses for the quarter ended March 31, 1997, increased as a percentage of total revenues to 53.2% from 50.6% for the comparable prior period and to $4,426,573 from $2,873,554. These expenses include salaries, benefits, and operating expenses such as marketing, bad debt, customer support, accounting, administration, commissions and billing. The increase was due primarily to an increase in the number and amount of commissions paid as a result of new customers, additional employees and to a lesser extent increases in the provision for uncollectible accounts and incremental wage and benefit increases. The average acquisition cost per gross cellular customer increased by 22% to $389 for the quarter ended March 31, 1997, from $320 for the comparable prior period due primarily to the increase in depreciation on rental phone equipment and the number and amount of commissions paid to agents for new customers during the quarter.

Depreciation and amortization expense for the quarter ended March 31, 1997, increased 103% to $1,962,781 from $970,215 for the comparable prior period. The increase was primarily a result of depreciation of network and rental phone equipment placed in service during 1996. Also, the Company changed the depreciable life from three years to two years for rental phone equipment issued during 1997. This change was made in order to better match the depreciable life with the expected useful life of the rental phone equipment.

OPERATING LOSS

Operating loss for the quarter ended March 31, 1997, was $354,508 with an operating margin loss of 4.3% compared to an operating loss of $252,263 with an operating margin loss of 4.4% in the comparable prior period. The increase in operating loss was due primarily to the number and amount of commissions paid to agents for new customers during the quarter.

OTHER INCOME (EXPENSE)

Other income for the quarter ended March 31, 1997, increased 180% to $314,501 from $112,140 for the comparable prior period. Minority interest income represents the minority interest's portion of the net loss of Wireless Alliance, LLC. Interest expense for the quarter ended March 31, 1997, increased 13% to $215,209 from $191,169 for the comparable prior period as a result of increased outstanding debt. Interest and dividend income decreased 79% to $62,347 from $290,757 for the comparable prior period as a result of higher first quarter 1996 cash balances resulting from the Company's February 1996 IPO.

NET LOSS

Loss before income taxes for the quarter ended March 31, 1997, improved to $40,007 from $140,123 in the comparable prior period. Net loss for the quarter ended March 31, 1997, improved to $40,007 from $141,373 in the comparable prior period.

SEASONALITY

The Company experiences seasonal fluctuations in revenues and operating income
(loss). The Company's average monthly revenue per cellular customer has historically increased during the second and third quarters. These increases reflect greater demand in the Company's cellular service area by weekend and recreational customers and use in seasonal industries, such as agriculture and construction. Because the Company's cellular service area includes many seasonal recreational areas, the Company expects that roaming revenues will continue to be more seasonally volatile than local service revenues.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary liquidity requirements are for operating expenses and for acquisitions and expansion of network services and facilities to support customer growth. As of March 31, 1997, the Company had 74 cell sites and 45 paging transmitters. The Company will continue to construct additional cell sites and purchase cellular equipment in order to respond to increases in customer demand. Specific capital requirements of the Company are based on the property, equipment, and network facilities requirements associated with the Company's acquisition and expansion strategy and rate of customer growth. The Company currently estimates that it will spend approximately $30 million for capital expansion during the remainder of 1997.

Effective May 1, 1997, the Company entered into an agreement with a group of banks headed by The Toronto-Dominion Bank for a $140,000,000 Senior Secured Reducing Revolving Credit Facility. Funds available through the Facility will be used 1) to acquire the operating assets of Unicel and to purchase the remaining 49% interest of Northern Maine, not already owned by Unicel, from Cellco Partnership dba Bell Atlantic NYNEX Mobile, 2) to refinance outstanding amounts under the Company's existing loan facility with the St. Paul Bank for Cooperatives, 3) fund the Wireless Alliance, LLC PCS investment requirements and 4) for other general corporate purposes.

At the Company's discretion, advances under the Facility bear interest at LIBOR (London Interbank Offering Rate) or Base Rate plus their respective applicable margin. A commitment fee on the unused portion of the Facility is payable quarterly. The Facility is secured by a pledge of all the assets of the Company including stock of all present and future operating subsidiaries owned by the Company and the ownership of Wireless Alliance, LLC. Mandatory commitment reductions will be required upon any material sale of assets. The Facility is subject to various financial covenants including the ratio of indebtedness to annualized operating cash flow and the ratio of annualized operating cash flow to interest expense.

Net cash used in operating activities during the three months ended March 31, 1997, was $2,685,290 as compared to net cash provided by operating activities during the three months ended March 31, 1996 of $7,954,384. The decrease was due primarily to a decrease in accounts payable as a result of significant payments made to contractors for switching equipment and network facilities construction.

Net cash used in investing activities during the three months ended March 31, 1997 and 1996, was $4,053,176 and $9,903,550, respectively. The principal use of cash in the first quarter of 1997 was for the purchase of property and equipment for the Company's cellular network, expansion of the digital microwave network, the purchase of switching equipment and equipment purchased for the Company's phone and paging rental program.

Net cash provided by financing activities during the three months ended March 31, 1997 and 1996, was $6,576,118 and $7,524,298, respectively. During the first quarter 1997, the Company borrowed approximately $7.1 million to fund capital expenditures and operating expenses.

NEW ACCOUNTING PRONOUNCEMENT

See Note 4 of Notes to Consolidated Financial Statements for a discussion of SFAS 128, "Earnings Per Share."

FORWARD-LOOKING INFORMATION

Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainties. Such factors include but are not limited to: economic conditions, customer growth rates and the rate at which customer acquisition costs are recovered, higher than planned operating expenses and capital expenditures, competition from other cellular operators and the financial uncertainties associated with managing the Company's market expansion through the Wireless Alliance, LLC joint venture and the Unity acquisition.

PART II.    OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits


               10   Loan Agreement with The Toronto-Dominion Bank, et al.
                    dated May 1, 1997 (Filed as an exhibit to Report on Form 8-K dated May 1, 1997 and incorporated herein by reference)

               27   Financial Data Schedule

          (b)  Reports on Form 8-K

               A report on Form 8-K dated December 23, 1996, reporting under
               Item 5 the signing of an agreement to purchase certain assets of Unity Cellular Systems, Inc. and InterCel Licenses, Inc. and filing under Item 7 a copy of the agreement was filed during the quarter ended March 31, 1997.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   RURAL CELLULAR CORPORATION
                                   (Registrant)






     Dated:    May 14, 1997        /s/ Richard P. Ekstrand
               ------------        ----------------------------------------
                                   Richard P. Ekstrand
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)

     Dated:    May 14, 1997        /s/ Wesley E. Schultz
               ------------        ----------------------------------------
                                   Wesley E. Schultz
                                   Vice President of Finance and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)