Form 10-Q
period 1997-06-30
RURAL CELLULAR CORP
filed 1997-08-13
CIK 869561

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1997.

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


                                   PO BOX 2000
                              3905 DAKOTA STREET SW
                           ALEXANDRIA, MINNESOTA 56308
                                 (320) 762-2000
    (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE,
                  OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES(X)         NO(  )


     Number of shares of common stock outstanding as of the close of business on July 31, 1997:



                           CLASS A          7,554,638

                           CLASS B          1,298,658

                                TABLE OF CONTENTS


                                                                     PAGE NUMBER
                                                                     -----------
PART I. - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          CONSOLIDATED BALANCE SHEETS-
          AS OF JUNE 30, 1997 AND DECEMBER 31, 1996. . . . . . . . . . . .3

          CONSOLIDATED STATEMENTS OF OPERATIONS-
          THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996 . . . .5

          CONSOLIDATED STATEMENTS OF CASH FLOWS-
          SIX MONTHS ENDED JUNE 30, 1997 AND 1996. . . . . . . . . . . . .6

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . . .7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . . . . .9

PART II. - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS. . . . . . 14

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . 14

          SIGNATURE PAGE . . . . . . . . . . . . . . . . . . . . . . . . 15

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                   RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS



                                              JUNE 30,      DECEMBER 31,
                                                1997            1996
                                            -----------    ------------
CURRENT ASSETS:                              (UNAUDITED)
  Cash                                      $  2,726,364   $    237,499
  Accounts receivable, net                    10,490,022      6,323,637
  Inventories                                  1,414,567      1,309,862
  Prepaid income tax                             545,992        642,133
  Other current assets                           505,194        341,964
                                             -----------   ------------
    Total current assets                      15,682,139      8,855,095
                                             -----------   ------------
PROPERTY AND EQUIPMENT:
  Land                                         1,753,719      1,233,007
  Buildings and towers                        16,291,969     13,680,928
  Equipment                                   56,492,841     35,650,325
  Furniture and fixtures                       4,976,093      3,626,247
  Assets under construction                    3,797,579      1,241,124
  Less-accumulated depreciation              (18,032,748)   (13,496,134)
                                             -----------   ------------
    Net property and equipment                65,279,453     41,935,497
                                             -----------   ------------
INVESTMENTS AND OTHER ASSETS:
  Cost in excess of net assets assigned       72,453,278             --
  Licenses, net                                6,835,939      6,710,419
  Investments in unconsolidated affiliates     1,469,693      1,442,569
  Restricted investments                         913,709        884,844
  Other assets, net                            1,646,747        761,935
                                             -----------   ------------

    Total investments and other assets        83,319,366      9,799,767
                                             -----------   ------------
                                            $164,280,958   $ 60,590,359
                                             -----------   ------------
                                             -----------   ------------

The accompanying notes are an integral part of these financial statements.

                   RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                 JUNE 30,       DECEMBER 31,
                                                  1997             1996
                                              ------------      ------------
                                              (UNAUDITED)
CURRENT LIABILITIES:
  Current maturities of long-term debt        $     42,974      $ 8,447,920
  Accounts payable                              12,650,952        8,913,734
  Advanced billings and customer deposits        2,095,429        1,399,965
  Accrued interest                                 652,325           88,892
  Other accrued expenses                         1,570,680          577,027
                                              ------------       ----------
    Total current liabilities                   17,012,360       19,427,538

LONG-TERM DEBT                                 107,512,930           43,886
                                              ------------       ----------
    Total liabilities                          124,525,290       19,471,424
                                              ------------       ----------
MINORITY INTEREST                                4,997,171        6,122,583
                                              ------------       ----------
SHAREHOLDERS' EQUITY:
  Class A common stock, $.01 par value;
    15,000,000 shares authorized; 7,487,858
    and 7,502,552 shares issued and
    outstanding, respectively                       74,879           75,025
  Class B common stock, $.01 par value
    5,000,000 shares authorized; 1,365,438
    and 1,350,744 shares issued and
    outstanding, respectively                       13,654           13,508
  Additional paid in capital                    34,445,849       34,445,849
  Retained earnings                                224,115          461,970
                                              ------------      -----------
    Total shareholders' equity                  34,758,497       34,996,352
                                              ------------      -----------
                                              $164,280,958      $60,590,359
                                              ------------      -----------
                                              ------------      -----------

     The accompanying notes are an integral part of these consolidated financial statements.

                   RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                    -------------------------------  -----------------------------
                                                        1997              1996           1997            1996
REVENUES:                                           ------------      -----------    ------------     ------------
  Service                                           $ 10,684,233      $ 5,554,796     $ 17,592,475     $ 9,961,831
  Roamer                                               2,447,067        1,508,452        3,764,548       2,415,097
  Equipment                                              195,183          382,752          291,897         750,744
                                                    ------------      -----------     ------------     -----------
    Total revenues                                    13,326,483        7,446,000       21,648,920      13,127,672
                                                    ------------      -----------     ------------     -----------
OPERATING EXPENSES:
  Network costs                                        2,998,325        1,513,678        4,998,540       3,108,059
  Cost of equipment sales                                629,433          484,305          916,809         980,091
  Selling, general and administrative                  6,260,999        3,242,033       10,687,572       6,115,587
  Depreciation and amortization                        2,926,729        1,309,616        4,889,510       2,279,831
                                                    ------------      -----------     ------------     -----------
    Total operating expenses                          12,815,486        6,549,632       21,492,431      12,483,568
                                                    ------------      -----------     ------------     -----------
OPERATING INCOME                                         510,997          896,368          156,489         644,104
                                                    ------------      -----------     ------------     -----------
OTHER INCOME (EXPENSE):
  Interest expense                                    (1,431,706)         (14,376)     (1,646,915)       (205,546)
  Interest and dividend income                            37,688           33,482         100,035         324,239
  Equity in earnings of unconsolidated affiliates          8,315           15,182          27,124          27,734
  Minority interest                                      676,858               --       1,125,412              --
                                                    ------------      -----------    ------------     -----------
    Other income (expense), net                         (708,845)          34,288        (394,344)        146,427
                                                    ------------      -----------    ------------     -----------

(LOSS) INCOME BEFORE TAXES                              (197,848)         930,656        (237,855)        790,531
INCOME TAX PROVISION                                          --           25,000              --          26,250
                                                    ------------      -----------    ------------     -----------
NET (LOSS) INCOME                                   $   (197,848)     $   905,656    $   (237,855)    $   764,281
                                                    ------------      -----------    ------------     -----------
                                                    ------------      -----------    ------------     -----------
NET (LOSS) INCOME PER COMMON
  SHARES OUTSTANDING                                $      (0.02)     $      0.10    $      (0.03)    $      0.09
                                                    ------------      -----------    ------------     -----------
                                                    ------------      -----------    ------------     -----------
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                   8,853,296        8,884,769       8,853,296       8,152,972


    The accompanying notes are an integral part of these consolidated financial statements.

                   RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                  -------------------------
                                                                                     1997           1996
                                                                                  -----------     ----------
OPERATING ACTIVITIES:
  Net (loss) income                                                               $  (237,855)     $ 764,281
  Adjustments to reconcile to net cash provided by
    operating activities-
    Depreciation and amortization                                                  4,889,510      2,279,831
    Gain on restricted investments                                                   (32,373)      (183,124)
    Equity in losses of unconsolidated affiliates                                    (27,124)       (27,734)
    Minority interest                                                             (1,125,412)            --
    Change in other operating elements, excluding effects of acquisitions
      Accounts receivable                                                         (1,891,610)    (1,613,606)
      Inventories                                                                    332,207       (281,995)
      Other current assets                                                            94,693        (17,590)
      Accounts payable                                                             2,192,247      3,332,027
      Advance billings and customer deposits                                         351,205       (164,688)
      Other accrued expenses                                                         758,904        259,339
                                                                                 -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          5,304,392      4,346,741
                                                                                 -----------    -----------
INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                        (14,993,635)   (12,962,095)
  Purchase of Unicel and Northern Maine                                          (85,958,935)      (222,656)
  Other, net                                                                         210,149        (30,238)
                                                                                 -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                                           (100,742,421)   (13,214,989)
                                                                                 -----------    -----------
FINANCING ACTIVITIES:
  Proceeds from issuance of common stock,
    net of offering expenses                                                              --     26,540,088
  Proceeds from issuance of long-term debt                                       117,195,000
  Payment of debt issuance costs                                                  (1,137,204)     5,178,000
  Repayment of long-term debt                                                    (18,130,902)   (22,670,540)
                                                                                 -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         97,926,894      9,047,548
                                                                                 -----------    -----------
NET INCREASE IN CASH                                                               2,488,865        179,300

CASH, AT BEGINNING OF PERIOD                                                         237,499        125,137
                                                                                 -----------    -----------
CASH, AT END OF PERIOD                                                           $ 2,726,364    $   304,437
                                                                                 -----------    -----------
                                                                                 -----------    -----------


    The accompanying notes are an integral part of these consolidated financial statements.

                   RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION:

The accompanying consolidated balance sheet as of June 30, 1997, the consolidated statements of operations for the three and six months ended June 30, 1997 and 1996, and the consolidated statements of cash flows for the six months ended June 30, 1997 and 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1996 Form 10-K. The results of operations for the periods ended June 30, 1997 are not necessarily indicative of the operating results for the full fiscal year or for any other interim periods.

2.  ACQUISITIONS:

Effective May 1, 1997 the Company completed the previously announced acquisition of the Maine wireless telephone operations and related assets of Unity Cellular System, Inc. (Unicel) and related cellular and microwave licenses from InterCel Licenses, Inc., both wholly owned subsidiaries of InterCel, Inc. In addition, the Company acquired Unicel's 51% interest in Northern Maine Cellular Partnership (Northern Maine). Total consideration paid for all net assets acquired was approximately $77 million in cash. The Company also acquired the remaining 49% interest in Northern Maine from an unrelated third party for approximately $7 million. The Company will operate the Maine operations through a wholly owned subsidiary called MRCC, Inc. The acquisitions were funded with the proceeds of borrowings under a revolving credit facility with a group of banks headed by T.D. Securities (USA), Inc., formerly known as The Toronto-Dominion Bank (See Note 3). The acquisitions have been accounted for under the purchase method of accounting.

The following unaudited pro forma information presents the consolidated results of operations as if the acquisitions had occurred at the beginning of the periods shown after taking into account the effect of certain adjustments and eliminations as discussed in the Company's Report on Form 8-K/A filed
July 15, 1997. This summary is not necessarily indicative of what the results of operations of the Company and the acquired entities had been if they were a single entity during such periods, nor does it purport to represent results of operations for any future periods.


UNAUDITED PRO FORMA SUMMARY:            THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                        ---------------------------        -------------------------
                                            1997            1996              1997          1996
                                        -----------      ----------        ---------      ----------
Total revenues. . . . . . . . . . . . . .  $14,647,577    $11,293,448       $26,466,855    $20,435,307
Operating income. . . . . . . . . . . . .  $   494,814    $ 1,138,673       $    89,103    $   926,567
(Loss) before cumulative
 effect of accounting change,
 net of tax . . . . . . . . . . . . . . .  $  (987,933)   $  (790,559)      $(2,832,684)   $(3,907,813)
Net (loss). . . . . . . . . . . . . . . .  $  (987,933)   $  (790,559)      $(2,832,684)   $(5,160,994)
Net (loss) per common share . . . . . . .  $      (.11)   $      (.09)      $      (.32)   $      (.63)


3.  LONG TERM DEBT:

On May 1, 1997, the Company entered into an agreement with T. D. Securities
(USA), Inc. for a $140,000,000 Senior Secured Reducing Revolving Credit Facility (the Facility). Under the Facility, funds may be borrowed or repaid at any time through maturity provided that at no time the aggregate outstanding borrowings exceed the total of the Facility. During the second quarter, proceeds from the Facility were used to acquire assets of Unicel and Northern Maine and to refinance all outstanding amounts under the Company's previous loan facility with the St. Paul Bank for Cooperatives.

At the Company's discretion, advances under the Facility bear interest at LIBOR (London Interbank Offering Rate) or Base Rate plus an applicable margin and will be based on the Company's ratio of indebtedness to annualized operating cash flow as of the end of the most recently completed fiscal quarter. A commitment fee on the unused portion of the Facility is payable quarterly. Facility security has been provided by a pledge of all the assets of the Company including stock of all operating subsidiaries of the Company and Wireless Alliance, LLC. Mandatory commitment reductions will be required upon any material sale of assets. The Facility is subject to various covenants including the ratio of indebtedness to annualized operating cash flow and the ratio of annualized operating cash flow to interest expense. As of June 30, 1997, the Company is in compliance with all covenants under the Facility.

4.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT:

In March 1997, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), which changes the way companies calculate their earnings per share (EPS). The Company is required to adopt SFAS 128 in its December 31, 1997, financial statements, at which time all prior year EPS data is to be restated in accordance with SFAS 128. If the Company had adopted SFAS 128, the effect on net income (loss) per common share for all periods presented would have been substantially unchanged.

5.   SUPPLEMENTAL DISCLOSURE OF CONSOLIDATED CASH FLOW INFORMATION:

                                                  SIX MONTHS ENDED JUNE 30,
                                                  -------------------------
                                                     1997           1996
                                                  ----------     ----------
    Cash paid during the period for interest     $  1,081,863   $  352,559

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Conditions and Results of Operations refers to consolidated results including May and June, 1997 results of the Unicel acquisition and January through June, 1997 results of Wireless Alliance, LLC. Neither subsidiary was part of the Company during the comparative time periods of 1996.

RESULTS OF OPERATIONS

The following table presents certain consolidated statements of operations data as a percentage of total revenues as well as other cellular performance indicators for the periods indicated.



                                                  THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                  ---------------------------    -------------------------
                                                      1997           1996             1997         1996
                                                  -----------     -----------    ------------    ---------
REVENUES:
  Service                                                80.1%           74.6%           81.3%        75.9%
  Roamer                                                 18.4            20.3            17.4         18.4
  Equipment                                               1.5             5.1             1.3          5.7
                                                     --------         -------        --------     --------
    Total revenues                                      100.0           100.0           100.0        100.0
                                                     --------         -------        --------     --------
OPERATING EXPENSES:
  Network costs                                          22.5            20.3            23.1         23.7
  Cost of equipment sales                                 4.7             6.5             4.2          7.5
  Selling, general and administrative                    47.0            43.6            49.4         46.6
  Depreciation and amortization                          22.0            17.6            22.6         17.3
                                                     --------         -------        --------     --------
    Total operating expenses                             96.2            88.0            99.3         95.1
                                                     --------         -------        --------     --------
OPERATING INCOME                                          3.8            12.0             0.7          4.9
                                                     --------         -------        --------     --------
OTHER INCOME (EXPENSE):
  Interest expense                                      (10.8)           (0.2)           (7.6)        (1.6)
  Interest and dividend income                            0.3             0.5             0.5          2.5
  Equity in earnings of
    unconsolidated affiliates                             0.1             0.2             0.1          0.2
  Minority interest                                       5.1              --             5.2           --
                                                     --------         -------        --------     --------
    Other income (expense), net                          (5.3)            0.5            (1.8)         1.1
                                                     --------         -------        --------     --------

(LOSS) INCOME BEFORE INCOME TAX                          (1.5)           12.5            (1.1)         6.0

INCOME TAX PROVISION                                       --             0.3              --          0.2
                                                     --------         -------        --------     --------
NET (LOSS) INCOME                                        (1.5)%          12.2%           (1.1)%        5.8%
                                                     --------         -------        --------     --------
                                                     --------         -------        --------     --------
EBITDA (1)                                               25.8%           29.6%           23.3%        22.3%

OTHER CELLULAR
  PERFORMANCE INDICATORS: (2)
    Ending period penetration                             6.9%            6.0%            6.9%         6.0%
    Average monthly retention (3)                        98.3%           98.9%           98.6%        98.9%
    Average monthly revenue per subscriber             $ 58          $   68           $  56        $  64
    Average acquisition cost per subscriber (4)        $442          $  324           $ 419        $ 322


                   FOOTNOTES TO ITEM 2, RESULTS OF OPERATIONS
-------------------------
(1) EBITDA is the sum of operating income and depreciation and amortization. EBITDA is not intended to be a performance measure that should be regarded as an alternative for other performance indicators and should not be considered in isolation. EBITDA is provided as a measure commonly used in the cellular industry. EBITDA is not a measure of financial performance under generally accepted accounting principles and does not reflect all expenses of operations. EBITDA should not be considered as an alternative to net income (loss) as a measure of performance or to cash flows as a measure of liquidity.

(2) Other Cellular Performance Indicators exclude Wireless Alliance, LLC and include 2 months (May and June 1997) of Unicel.

(3) Determined by dividing total customers discontinuing service during the period by the average customers for the period. The number of customers used in the calculation excludes reductions caused by the migration of customers to Wireless Alliance, LLC.

(4) Based on the total of sales and marketing costs, agent commissions, and gains or losses on cellular telephone sales and leases divided by the number of gross subscribers added each period.

THREE AND SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1996

REVENUES

Service revenues for the quarter ended June 30, 1997, increased 92% to $10,684,233 from $5,554,796 for the comparable prior period, resulting primarily from a 133% increase in the number of cellular customers, including approximately 28,000 from the Unicel acquisition, partially offset by a decrease of 15% in the corresponding average revenue per customer. Service revenues for the six months June 30, 1997, increased 77% to $17,592,475 from $9,961,831 for the comparable prior period. This results from the increase in the number of cellular customers, partially offset by a decrease in the corresponding average revenue per customer as noted above. The Company has achieved this growth through focused customer sales and service strategies and by adherence to network service quality controls. This growth resulted in a market penetration rate of 6.9% at June 30, 1997, up significantly from 6.0% at June 30, 1996. Service revenues include paging revenues, which increased 42% to $281,054 for the three months ended June 30, 1997 from $198,404 for the comparable prior period.

Roamer revenues for the quarter ended June 30, 1997, increased 62% to $2,447,067 from $1,508,452 for the comparable prior period. Roamer revenues for the six months ended June 30, 1997, increased 56% to $3,764,548 from $2,415,097 for the comparable prior period. These increases were primarily due to an increase in the number of roamer minutes for the quarter and six months ended June 30, 1997 over the year earlier periods. Roamer use increases are primarily a result of expanded coverage provided by additional cell sites, increases in nationwide penetration rates and overall increased usage of the Company's cellular service by a greater number of roamers in the Company's cellular service area. While total roamer revenues increased, the average revenue per roamer declined for the quarter and six months ended June 31, 1997 due in part to reductions in intercarrier exchange rates under reciprocal agreements with certain surrounding carriers.

Equipment revenues for the quarter ended June 30, 1997, decreased 49% to $195,183 from $382,752 for the comparable prior period. Equipment revenues for the six months ended June 30, 1997, decreased 61% to $291,897 from $750,744 for the comparable prior period. These decreases reflect the continuing popularity of the Company's phone equipment rental program. The Company expects that phone equipment sales revenue will become a less significant portion of total revenues as phone rental revenues, which are included in service revenues, continue to increase.

OPERATING EXPENSE

Network costs for the quarter ended June 30, 1997, increased 98% to $2,998,325 from $1,513,678 for the comparable prior period. Network costs for the six months ended June 30, 1997, increased 61% to $4,998,540 from $3,108,059 for the comparable prior period. Network costs as a percentage of revenues remained relatively constant over both periods. The increased expenses reflect additional operating expenses for new cell sites that were added during 1997 and late 1996 and higher total variable costs resulting from increased network usage associated with customer growth, partially offset by economy of scale efficiencies. Network expenses include switching and transport expenses and the expenses associated with the maintenance and operation of the Company's cellular and paging network facilities.

Selling, general, and administrative (SG&A) for the quarter ended June 30, 1997, increased as a percentage of total revenues to 47.0% from 43.6% for the comparable prior period and to $6,260,999 from $3,242,033. SG&A for the six months ended June 30, 1997, increased as a percentage of total revenues to 49.4% from 46.6% for the comparable prior period and to $10,687,572 from $6,115,587. These expenses include salaries, benefits, and operating expenses such as marketing, bad debt, customer support, accounting and finance, administration, commissions and billing. The increases were due primarily to an increase in the number and amount of commissions paid as a result of the Company's marketing and promotional strategies, additional employees and incremental wage and benefit increases.

Depreciation and amortization expenses for the quarter ended June 30, 1997, increased 123% to $2,926,729 from $1,309,616 for the comparable prior period. Depreciation and amortization expenses for the six months ended June 30, 1997, increased 114% to $4,889,510 from $2,279,831 for the comparable prior period. These increases were primarily a result of depreciation of network and rental phone equipment placed into service during

1996 and first quarter 1997. Also, the Company changed the depreciable life from three years to two years for phone rental equipment issued during 1997.

OPERATING INCOME

Operating income for the quarter ended June 30, 1997 was $510,997 with an operating margin of 3.8% compared to operating income of $896,368 with an operating margin of 12.0% in the comparable prior period. Operating income for the six months ended June 30, 1997 was $156,489 with an operating margin of 0.7% compared to operating income of $644,104 with an operating margin of 4.9% in the comparable prior period. The decreases in operating income were due primarily to network and marketing expenses associated with the initial start-up of Wireless Alliance, LLC.

OTHER INCOME (EXPENSE)

Other income (expense) for the quarter ended June 30, 1997, was an expense of $708,845 compared to income of $34,288 in the comparable prior period. Other income (expense) for the six months ended June 30, 1997 was an expense of $394,344 compared to income of $146,427 in the comparable prior period. Interest expense for the quarter ended June 30, 1997, increased $1,417,330 to $1,431,706 over the comparable prior period. Interest expense for the six months ended June 30, 1997, increased $1,441,369 to $1,646,915 over the comparable prior period. The increases in interest expense for both periods are a result of higher average borrowings associated with the Company's recent acquisitions and growth initiatives.

NET INCOME (LOSS)

Net loss for the quarter ended June 30, 1997, was $197,848 as compared to net income of $905,656 in the comparable prior period. Net loss for the six months ended June 30, 1997, was $237,855 as compared to net income of $764,281 in the comparable prior period. Net losses for the quarter and six months ended June 31, 1997 are primarily a result of network and marketing expenses associated with the initial start-up of Wireless Alliance, LLC. The Company expects to report moderate profitability in this year's third quarter as start-up expenses for the Wireless Alliance, LLC and interest expense associated with the Unicel acquisition are more than covered by the Company's Minnesota operations.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary liquidity requirements are for operating expenses and for acquisitions and expansion of network services and facilities to support customer growth. As of June 30, 1997, the Company had 76 cell sites and 50 paging transmitters. The Company will continue to construct additional cell sites and purchase cellular equipment in order to increase capacity as customer and usage volumes increase. Specific capital requirements of the Company are based on the property, equipment, and network facilities requirements associated with the Company's acquisition and expansion strategy and rate of customer growth. The Company currently estimates that it will spend approximately $25,000,000 for capital expansion during the third and fourth quarters of 1997.

On May 1, 1997, the Company entered into an agreement with T. D. Securities
(USA) Inc. for a $140,000,000 Senior Secured Reducing Revolving Credit Facility (the Facility). Under the Facility, funds may be borrowed or repaid at any time through maturity provided that at no time the aggregate outstanding borrowings exceed the total of the Facility. During the second quarter, the Facility was used to acquire assets of Unity Cellular System, Inc. and Northern Maine and to refinance all outstanding amounts under the Company's previous loan facility with the St. Paul Bank for Cooperatives. Future uses for funds available under the Facility will be to fund Wireless Alliance, LLC and for other general corporate purposes.

At the Company's discretion, advances under the Facility bear interest at LIBOR (London Interbank Offering Rate) or Base Rate plus an applicable margin and will be based on the Company's ratio of indebtedness to annualized operating cash flow as of the end of the most recently completed fiscal quarter. A commitment fee on the unused portion of the Facility is payable quarterly. Facility security has been provided by a pledge of all the assets of the Company including stock of all operating subsidiaries of the Company and Wireless Alliance, LLC. Mandatory commitment reductions will be required upon any material sale of assets. The Facility is subject to various covenants including the ratio of indebtedness to annualized operating cash flow and the ratio of annualized operating cash flow to interest expense. Subsequent to June 30, 1997, the Company entered into an interest hedge agreement for $80,000,000 of the Facility that limits interest rates to no more than 7.85% for a minimum of 3 years.

Net cash provided by operating activities during the six months ended June 30, 1997 and 1996 was $5,304,392 and $4,346,741, respectively, with the primary source being an increase in depreciation and amortization.

Net cash used in investing activities during the six months ended June 30, 1997 and 1996 was $100,742,421 and $13,214,989, respectively. The principal uses of cash used in investing in the six months ended June 30, 1997 were for the asset purchase of Unity Cellular System, Inc. and Northern Maine, and for the purchase of property and equipment for the Company's network, switch and construction of the digital microwave network and equipment purchased for the Company's phone rental program.

Net cash provided by financing activities during the six months ended June
30, 1997 and 1996 was $97,926,894 and $9,047,548, respectively. As noted above during the second quarter the Company entered into a revolving credit agreement and repaid all long-term debt outstanding under the Company's existing loan agreement with the St. Paul Bank for Cooperatives.

FORWARD LOOKING STATEMENTS

Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainties. Such factors include but are not limited to: economic conditions, customer growth rates and the rate at which customer acquisition costs are recovered, higher than planned operating expenses and capital expenditures, competition from other cellular operators and the financial uncertainties associated with managing the Company's market expansion through the Wireless Alliance joint venture and the Unity Cellular System, Inc. acquisition.

PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     (a)  The Company held its Annual Meeting of Shareholders on May 22, 1997.

     (c)  The following matters were considered:

     1. Election of two Class III Directors, each to serve a three year term. The vote was as follows for each of the nominees:

          NAME                      AFFIRMATIVE            AUTHORITY WITHHELD

          Richard P. Ekstrand       17,586,760             91,957
                                    ----------------       ------------------

          George W. Wikstrom        17,592,675             86,042
                                    ----------------       ------------------

     2. An amendment to increase the number of shares in the Stock Compensation Plan to 890,000. Voting on approval of the amendment was as follows: 13,560,688 shares in favor, 1,763,439 opposed, 1,147,303 abstentions, and 1,207,287 broker nonvotes.

     3. Adoption of an Employee Stock Purchase Plan. Voting on approval of the Plan was as follows: 14,410,578 shares in favor, 912,489 opposed, 1,152,553 abstentions, and 1,203,097 broker nonvotes.

     4. Ratification of Arthur Andersen LLP as independent auditors. Voting on ratification was 17,584,144 shares in favor, 81,293 opposed, 13,280 abstentions, and zero broker nonvotes.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

           2.2 Partnership Interest Purchase Agreement dated April 28, 1997 by and between Cellco and Partnership dba Bell Atlantic NYNEX Mobile, Inc. and MRCC, Inc. (filed as an exhibit to Report on Form 8-K dated May 1, 1997 and incorporated herein by reference)


           10 Loan Agreement dated May 1, 1997 among the Registrant and The Toronto Dominion Bank, Bank Boston, N.A., St. Paul Bank for Cooperatives, CoBank, Fleet National Bank, First National Bank of Maryland, Societe Generale, New York Branch, and Merita Bank Ltd New York Branch (the "Banks"), BankBoston, N.A. and St. Paul Bank for Cooperatives (the "Co-Agents"), and Toronto Dominion (Texas), Inc. (the "Administrative Agent").
               (filed as an exhibit to Report on Form 8-K dated May 1, 1997 and incorporated herein by reference)

           27  Financial Data Schedule

     (b)  Reports on Form 8-K

          A Report on Form 8-K dated May 1, 1997, was filed during the quarter ended June 30, 1997, reporting under Item 2 the purchase of certain assets of Unity Cellular Systems, Inc. and Intercel Licenses Inc. and the acquisition of a 49% interest in Northern Maine Cellular Partnership and filing under Item 7 a copy of the agreement for the purchase of the partnership interest and the loan agreement with The Toronto Dominion Bank, et al.

          An amendment to the Report on Form 8-K discussed above containing required financial statements was filed on July 15, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        RURAL CELLULAR CORPORATION
                                             (Registrant)



     Dated: August 13, 1997              /s/ Richard P. Ekstrand
            ---------------             --------------------------------------
                                        Richard P. Ekstrand
                                        President and Chief Executive Officer


     Dated: August 13, 1997              /s/ Wesley E. Schultz
            ---------------             --------------------------------------
                                        Wesley E. Schultz
                                        Vice President and Chief Financial
                                        Officer
                                        (Principal Financial Officer)