Form 10-Q
period 1997-09-30
RURAL CELLULAR CORP
filed 1997-11-12
CIK 869561

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

(Mark One)

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1997.

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________to________.



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


    Number of shares of common stock outstanding as of the close of business on October 31, 1997:




                                       CLASS A        7,580,838

                                       CLASS B        1,272,458

                                  TABLE OF CONTENTS


                                                                    PAGE NUMBER
                                                                    -----------
PART I.-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

          CONSOLIDATED BALANCE SHEETS-
          AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996 . . . . . . . . . 3

          CONSOLIDATED STATEMENTS OF OPERATIONS-
          THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 . 5

          CONSOLIDATED STATEMENTS OF CASH FLOWS-
          NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996. . . . . . . . . . 6

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . . . 7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . 9

PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . 14

          SIGNATURE PAGE . . . . . . . . . . . . . . . . . . . . . . . . .15

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS



                     RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                        ASSETS



                                      SEPTEMBER 30,               DECEMBER 31,
                                         1997                         1996
                                    ---------------             ---------------
                                      (UNAUDITED)
CURRENT ASSETS:
  Cash                              $    1,886,863               $     237,499
  Accounts receivable, net              11,148,212                   6,323,637
  Inventories                            1,442,994                   1,309,862
  Prepaid income taxes                     502,627                     642,133
  Other current assets                     406,955                     341,964
                                    ---------------             ---------------

    Total current assets                15,387,651                   8,855,095
                                    ---------------             ---------------

PROPERTY AND EQUIPMENT:
  Land                                   1,836,780                   1,233,007
  Buildings and towers                  16,771,392                  13,680,928
  Equipment                             64,581,946                  35,650,325
  Furniture and fixtures                 5,356,131                   3,626,247
  Assets under construction              3,270,001                   1,241,124
  Less - accumulated depreciation      (21,146,137)                (13,496,134)
                                    ---------------             ---------------
    Net property and equipment          70,670,113                  41,935,497
                                    ---------------             ---------------

INVESTMENTS AND OTHER ASSETS:
  Goodwill and other intangible
  assets, net                           72,046,072                           -
  Licenses, net                         10,002,444                   6,710,419
  Investments in unconsolidated
  affiliates                             1,479,121                   1,442,569
  Restricted investments                   913,709                     884,844
  Other assets, net                      1,712,833                     761,935
                                    ---------------             ---------------
    Total investments and other
    assets                              86,154,179                   9,799,767
                                    ---------------             ---------------

                                    $  172,211,943               $  60,590,359
                                    ---------------             ---------------
                                    ---------------             ---------------



      The accompanying notes are an integral part of these financial statements.

                     RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                         LIABILITIES AND SHAREHOLDERS' EQUITY




                                      SEPTEMBER 30,              DECEMBER 31,
                                         1997                       1996
                                    ---------------             ---------------
                                       (UNAUDITED)

CURRENT LIABILITIES:
  Current maturities of
  long-term debt                    $       43,517               $   8,447,920
  Accounts payable                       8,616,106                   8,913,734
  Advanced billings and
  customer deposits                      2,321,827                   1,399,965
  Accrued interest                       1,806,414                      88,892
  Other accrued expenses                 1,847,055                     577,027
                                    ---------------             ---------------
    Total current liabilities           14,634,919                  19,427,538

LONG-TERM DEBT                         115,005,222                      43,886
                                    ---------------             ---------------
  Total liabilities                    129,640,141                  19,471,424
                                    ---------------             ---------------
MINORITY INTEREST                        7,192,669                   6,122,583
                                    ---------------             ---------------

SHAREHOLDERS' EQUITY:
   Class A common stock,
   $.01 par value;
    15,000,000  shares authorized;
    7,580,838 and 7,502,552 shares
    issued and outstanding                  75,808                      75,025

  Class B common stock,
  $.01 par value;
    5,000,000  shares authorized;
    1,272,458 and 1,350,744 shares
    issued and outstanding                  12,725                      13,508
  Additional paid-in capital            34,445,849                  34,445,849
  Retained earnings                        844,751                     461,970
                                    ---------------             ---------------
  Total shareholders' equity            35,379,133                  34,996,352
                                    ---------------             ---------------
                                    $  172,211,943               $  60,590,359
                                    ---------------             ---------------
                                    ---------------             ---------------




      The accompanying notes are an integral part of these financial statements.

                     RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                        --------------------------     ------------------------
                          THREE MONTHS ENDED            NINE MONTHS ENDED
                              SEPTEMBER 30,              SEPTEMBER 30,
                        --------------------------     ------------------------
                           1997           1996            1997           1996
                        -----------   -----------      -----------   ----------
REVENUES:
  Service             $ 12,845,494   $  6,343,656   $ 30,437,969   $ 16,305,487
  Roamer                 3,686,844      2,497,077      7,451,392      4,912,174
  Equipment                215,029        204,926        506,926        955,670
                        -----------   -----------      -----------   ----------
    Total revenues      16,747,367      9,045,659     38,396,287     22,173,331
                        -----------   -----------      -----------   ----------

OPERATING EXPENSES:
  Network costs          3,508,586      1,800,439      8,507,126      4,908,498
  Cost of equipment
  sales                    845,994        278,255      1,762,803      1,258,346
  Selling, general
  and administrative     6,963,653      3,112,664     17,651,225      9,228,251
  Depreciation and
  amortization           3,647,713      1,500,357      8,537,223      3,780,188
                        -----------   -----------      -----------   ----------
    Total operating
    expenses            14,965,946      6,691,715     36,458,377     19,175,283
                        -----------   -----------      -----------   ----------
OPERATING INCOME         1,781,421      2,353,944      1,937,910      2,998,048
                        -----------   -----------      -----------   ----------

OTHER INCOME (EXPENSE):
  Interest expense      (2,194,453)       (45,171)    (3,841,368)      (250,717)
  Interest and
  dividend income           44,401          6,324        144,436        330,563
  Equity in earnings
  of unconsolidated
  affiliates                 9,428         14,830         36,552         42,564
  Minority interest        979,839              -      2,105,251              -
                        -----------   -----------      -----------   ----------
    Other income
    (expense), net      (1,160,785)       (24,017)    (1,555,129)       122,410
                        -----------   -----------      -----------   ----------


INCOME BEFORE TAXES        620,636      2,329,927        382,781      3,120,458
INCOME TAX PROVISION             -        150,000              -        176,250
                        -----------   -----------      -----------   ----------
NET INCOME            $    620,636   $  2,179,927    $   382,781   $  2,944,208
                        -----------   -----------      -----------   ----------
                        -----------   -----------      -----------   ----------

NET INCOME PER
COMMON SHARE          $        .07   $        .25    $       .04   $        .35
                        -----------   -----------      -----------   ----------
                        -----------   -----------      -----------   ----------

WEIGHTED AVERAGE
COMMON SHARES
OUTSTANDING              8,952,834      8,861,821      8,903,932      8,393,838



     The accompanying notes are an integral part of these consolidated financial statements.

                     RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                   1997               1996
                                              ---------------   ---------------
 OPERATING ACTIVITIES:
  Net income                                  $      382,781    $     2,944,208
  Adjustments to reconcile to net cash
  provided by operating activities-
    Depreciation and amortization                  8,537,223          3,780,188
    Gain on restricted investments                   (32,373)          (184,036)
    Equity in earnings of unconsolidated
    affiliates                                       (36,552)           (42,564)
    Minority interest                             (2,105,251)                 -
    Change in other operating elements
    excluding effects of acquisitions:
       Accounts receivable                        (2,549,800)        (2,090,198)
       Inventories                                   303,780           (182,947)
       Other current assets                          236,297            (17,103)
       Accounts payable                           (1,842,598)         2,722,210
       Advance billings and customer deposits        577,603            353,853
       Other accrued expenses                      2,189,367             65,370
                                               ---------------   ---------------

 NET CASH PROVIDED BY OPERATING ACTIVITIES         5,660,477          7,348,981
                                               ---------------   ---------------

 INVESTING ACTIVITIES:
    Purchase of property and equipment, net      (23,518,951)       (16,933,150)
    Contributions to unconsolidated affiliates             -           (222,656)
    Purchase of Unicel and Northern Maine        (86,001,734)                 -
    Other, net                                       152,122            (54,940)
                                               ---------------   ---------------
 NET CASH USED IN INVESTING ACTIVITIES          (109,368,563)       (17,210,746)
                                               ---------------   ---------------

 FINANCING ACTIVITIES:
  Proceeds from issuance of common
  stock, net of offering expense                           -         26,540,088
  Proceeds from issuance of long-term
  debt                                           124,695,000          8,790,927
  Payment of debt issuance costs                  (1,199,483)                 -
  Repayment of long-term debt                    (18,138,067)       (25,365,079)
                                               ---------------   ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES        105,357,450          9,965,936
                                               ---------------   ---------------
NET INCREASE IN CASH                               1,649,364            104,171
                                               ---------------   ---------------
CASH, AT BEGINNING OF PERIOD                         237,499            125,137
                                               ---------------   ---------------
CASH, AT END OF PERIOD                        $    1,886,863    $       229,308
                                               ---------------   ---------------
                                               ---------------   ---------------

The accompanying notes are an integral part of these consolidated financial statements.

                     RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION:

The accompanying consolidated financial statements for the periods ended September 30, 1997 and 1996 have been prepared by the Company without audit. In the opinion of management, normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1996 Report on Form 10-K. The results of operations for the periods ended September 30, 1997 are not necessarily indicative of the operating results for the full fiscal year or for any other interim periods.

2.  ACQUISITIONS:

Effective May 1, 1997, the Company completed the acquisition of the Maine wireless telephone operations and related assets of Unity Cellular System, Inc. (Unicel) and related cellular and microwave licenses from InterCel Licenses, Inc., both wholly owned subsidiaries of InterCel, Inc. In addition, the Company acquired Unicel's 51% interest in Northern Maine Cellular Partnership (Northern Maine). Total consideration paid for all net assets acquired was approximately $79 million in cash. The Company also acquired the remaining 49% interest in Northern Maine from an unrelated third party for approximately $7 million.


The Company incorporated into its financial statements a preliminary assessment of Northern Maine and Unicel's fair value of working capital and assets. This resulted in $72.0 million disclosed as "goodwill and other intangible assets, net." As provided under generally accepted accounting principles, the Company is allowed up to one year to complete final purchase allocations and adjustments. The Company has been performing an ongoing review and expects completing final allocations by December 31, 1997.

The Company operates the Maine operations through a wholly owned subsidiary called MRCC, Inc. The acquisitions were funded with the proceeds of borrowings under a revolving credit facility with a group of banks headed by T.D. Securities (USA), Inc., formerly known as The Toronto-Dominion Bank (See
Note 3). The acquisitions have been accounted for under the purchase method of accounting.

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred at the beginning of the periods shown after taking into account the effect of certain adjustments and eliminations as discussed in the Company's Report on Form 8-K/A filed July 15, 1997. This summary is not necessarily indicative of what the results of operations of the Company and the acquired entities would have been if they had been a single entity during such periods, nor does it purport to represent results of operations for any future periods.

                     RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)


UNAUDITED PRO FORMA           THREE MONTHS ENDED            NINE MONTHS ENDED
SUMMARY:                        SEPTEMBER 30,                  SEPTEMBER 30,
--------------------         ------------------------  ------------------------
                               1997            1996        1997         1996
                          ------------  -----------  ------------  ------------
Total revenues           $ 16,747,367  $ 13,403,201  $ 43,214,222  $ 33,838,508
Operating income            1,781,421     2,891,087    1,870,524      3,817,654
Income (loss) before
 cumulative effect
 of accounting change,
 net of tax                   620,636      567,792    (2,212,048)    (3,340,021)

Net income (loss)             620,636      567,792    (2,212,048)    (4,593,202)

Net income (loss) per
 common share            $        .07  $       .06   $      (.25)   $      (.52)



   3.  LONG TERM DEBT:

   On May 1, 1997, the Company entered into an agreement with the T. D. Securities (USA), Inc. for a $140 million Senior Secured Reducing Revolving Credit Facility (the Facility). Under the Facility, funds may be borrowed or repaid at any time through maturity provided that at no time the aggregate outstanding borrowings exceed the total of the Facility. During the second quarter of 1997, proceeds from the Facility were used to acquire assets of Unicel and Northern Maine and to refinance all outstanding amounts under the Company's previous loan facility with the St. Paul Bank for Cooperatives.

   At the Company's discretion, advances under the Facility bear interest at LIBOR (London Interbank Offering Rate) or Base Rate plus an applicable margin and will be based on the Company's ratio of indebtedness to annualized operating cash flow as of the end of the most recently completed fiscal quarter. A commitment fee on the unused portion of the Facility is payable quarterly. Facility security has been provided by a pledge of all the assets of the Company including stock of all operating subsidiaries of the Company and Wireless Alliance, LLC. Mandatory commitment reductions will be required upon any material sale of assets. The Facility is subject to various covenants including the ratio of indebtedness to annualized operating cash flow and the ratio of annualized operating cash flow to interest expense. As of September 30, 1997, the Company was in compliance with all covenants under the Facility.

   4.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT:

   In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), which changes the way companies calculate their earnings per share (EPS). The Company is required to adopt SFAS 128 in its December 31, 1997, financial statements, at which time prior year EPS data is to be restated in accordance with SFAS 128. If the Company had adopted SFAS 128, the effect on net income per common share for all periods presented would have been substantially unchanged.

   5.  SUPPLEMENTAL DISCLOSURE OF CONSOLIDATED CASH FLOW INFORMATION:

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           -------------------
                                                          1997          1996
                                                     ------------   ------------
 Cash paid during the period for interest            $  2,072,081   $  518,946
 Cash paid during the period for income taxes              64,032            -

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS

  The following Management's Discussion and Analysis of Financial Condition and Results of Operations refers to consolidated results including May through September, 1997 results of the Unicel acquisition and January through September, 1997 results of Wireless Alliance, LLC. Neither subsidiary was included in the Company's financial statements during the comparable time periods of 1996.

  RESULTS OF OPERATIONS

  The following table presents certain consolidated statements of operations data as a percentage of total revenues as well as other cellular performance indicators for the periods indicated.


                                      THREE MONTHS ENDED      NINE MONTHS ENDED
                                        SEPTEMBER 30,           SEPTEMBER 30,
                                      ------------------     ------------------

                                        1997        1996      1997       1996
                                      ---------  ---------  --------- ---------
REVENUES:
  Service                               76.7%       70.1%      79.3%     73.5%
  Roamer                                22.0        27.6       19.4      22.2
  Equipment                              1.3         2.3        1.3       4.3
                                      ---------  ---------  --------- ---------
   Total revenues                      100.0       100.0      100.0     100.0
                                      ---------  ---------  --------- ---------
OPERATING EXPENSES:
  Network costs                         21.0        19.9       22.2      22.1
  Cost of equipment sales                5.1         3.1        4.6       5.7
  Selling, general and administrative   41.5        34.4       46.0      41.7
  Depreciation and amortization         21.8        16.6       22.2      17.0
                                      ---------  ---------  --------- ---------
   Total operating expenses             89.4        74.0       95.0      86.5
                                      ---------  ---------  --------- ---------
OPERATING INCOME                        10.6        26.0        5.0      13.5
                                      ---------  ---------  --------- ---------
OTHER INCOME (EXPENSE):
  Interest expense                     (13.2)       (0.5)     (10.0)     (1.1)
  Interest and dividend income           0.3         0.1        0.4       1.5
  Equity in earnings of
  unconsolidated affiliates              0.1         0.2        0.1       0.2
  Minority interest                      5.9         0.0        5.5       0.0
                                      ---------  ---------  --------- ---------
   Other income (expense), net          (6.9)       (0.2)      (4.0)      0.6
                                      ---------  ---------  --------- ---------

INCOME BEFORE TAXES                      3.7        25.8        1.0      14.1

INCOME TAX PROVISION                     0.0         1.7        0.0       0.8
                                      ---------  ---------  --------- ---------
NET  INCOME                              3.7%       24.1%       1.0%     13.3%
                                      ---------  ---------  --------- ---------
                                      ---------  ---------  --------- ---------
EBITDA (1)                              32.4%       42.6%      27.3%     30.6%

OTHER CELLULAR
 PERFORMANCE INDICATORS: (2)
  End period penetration                 7.1%        6.6%       7.1%      6.6%
  Average monthly retention (3)         98.2%       98.9%      98.4%     98.9%
  Average monthly revenue per
  customer                            $   61       $   77      $   58    $   69
  Average acquisition cost per
  customer (4)                        $  436       $  362      $  427    $  334

                      FOOTNOTES TO ITEM 2, RESULTS OF OPERATIONS
_____________________________
1) EBITDA, the sum of operating income, depreciation and amortization, is utilized as a measurement of performance within the cellular industry. It should not however, be used as an alternative to using operating income or net income as an indicator of operating performance or cash flows as a measure of liquidity. Further, EBITDA is not a GAAP-based financial measure and should not be considered as an alternative to GAAP-based measures of financial performance.

(2) Other Cellular Performance Indicators exclude Wireless Alliance, LLC. and include 5 months (May through September 1997) of MRCC, Inc.

(3) Determined by dividing total customers discontinuing service during the period by the average customers for the period. Customers that have migrated to Wireless Alliance, LLC from RCC Minnesota, are not counted as customers that have discontinued service.

(4) Based on the total of sales and marketing costs, agent commissions, and gains or losses on cellular telephone sales and leases divided by the number of gross subscribers added each period.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996

REVENUES

Service revenue for the quarter ended September 30, 1997, increased 103% to $12.8 million as compared to $6.3 million for the comparable period of the prior year. This increase in revenue is due primarily to a 29% gain in cellular customers within the Company's original service area and an additional 28,000 customers resulting from the Unicel acquisition. This increase was also partially offset by a decrease of 21% in the corresponding average revenue per customer. Service revenues for the nine months ended September 30, 1997, increased 87% to $30.4 million from $16.3 million for the comparable period of the prior year. This results from an increase in the number of cellular customers, partially offset by a decrease in the corresponding average revenue per customer as noted above. The Company has achieved this growth through focused customer sales and service strategies and by adherence to network service quality controls. This growth resulted in a market penetration rate of 7.1% at September 30, 1997, as compared to 6.6% at September 30, 1996. In addition, paging revenue, a component of service revenue, increased 37% to $810,000 for the nine month period ended September 30, 1997 as compared to $591,000 for the same period of the prior year.

Roamer revenues for the quarter ended September 30, 1997, increased 48% to $3.7 million from $2.5 million for the comparable prior period. Roamer revenues for the nine months ended September 30, 1997, increased 52% to $7.4 million from $4.9 million for the comparable prior period. These increases were primarily due to an increase in the number of roamer minutes for the quarter and nine months ended September 30, 1997 over the year earlier periods. Roamer revenue increases are primarily a result of expanded coverage provided by additional cell sites, increases in nationwide penetration rates and overall increased usage of the Company's cellular service by a greater number of other carriers' customers. While total roamer revenues increased, the average revenue per roamer declined for the quarter and nine months ended September 30, 1997 due in part to reductions in intercarrier exchange rates under reciprocal agreements with certain surrounding carriers.

Equipment revenues for the quarter ended September 30, 1997, increased 5% to $215,000 from $205,000 for the comparable prior period. Equipment revenues for the nine months ended September 30, 1997, decreased 47% to $507,000 from $956,000 for the comparable prior period due to the continuing popularity of the Company's phone equipment rental program. The Company expects that phone equipment sales revenue will become a less significant portion of total revenues as phone rental revenues, which are included in service revenues, continue to increase.

OPERATING EXPENSES

Network costs for the quarter ended September 30, 1997, increased 95% to $3.5 million from $1.8 million for the comparable prior period. Network costs for the nine months ended September 30, 1997, increased 73% to $8.5 million from $4.9 million for the comparable prior period. Network costs, as a percentage of revenues, remained relatively constant over both periods. The network cost increases are partly a result of additional fixed operating expenses for new cell sites that were added during 1997 and late 1996. In addition, the wholesale cost per minute increased during 1997. Combined with the impact of increased network usage associated with customer growth, the extended impact of the increase in wholesale cost per minute significantly contributed to the total increase within network costs. Network costs include switching and transport expenses, and other costs associated with the maintenance and operation of the Company's cellular, paging and microwave network facilities.

Selling, general, and administrative ("SG&A") costs were $7.0 million for the quarter ended September 30, 1997 and $3.1 million for the comparable period in 1996, an increase of $3.9 million or 124%. As a percentage of total revenue, SG&A cost increased to 42% from 34% for the comparable prior period. For the nine months period ended September 30, 1997, SG&A cost was $17.7 million as compared to $9.2 million for same period in 1996, an increase of $8.4 million or 91%. As a percentage of total revenue, SG&A increased to 46% from 42% for the comparable nine months period. These expenses include salaries, benefits, and operating expenses such as marketing, bad debt, customer support, accounting and finance, administration, commissions and billing. The increases were due primarily to an increase in the number and amount of commissions paid as a result of the Company's marketing and promotional strategies, additional employees and incremental wage and benefit increases.

Depreciation and amortization expenses for the quarter ended September 30, 1997, increased 143% to $3.6 million from $1.5 million for the comparable prior period. Depreciation and amortization expenses for the nine months ended September 30, 1997, increased 126% to $8.5 million from $3.8 million for the comparable prior period. These increases were primarily a result of depreciation of network and rental phone equipment placed into service during 1996 and 1997 combined with the additional intangible asset amortization resulting from the acquisitions of Unicel and Northern Maine. Also, the Company changed the depreciable life from three years to two years for phone rental equipment placed in service during 1997.

OPERATING INCOME

Operating income for the quarter ended September 30, 1997 was $1.8 million with an operating margin of 11% compared to operating income of $2.4 million with an operating margin of 26% in the comparable prior period. Operating income for the nine months ended September 30, 1997 was $1.9 million with an operating margin of 5% compared to operating income of $3.0 million with an operating margin of 14% in the comparable prior period. The decreases in operating income were due primarily to network and marketing expenses associated with the initial start-up of Wireless Alliance, LLC.

OTHER INCOME (EXPENSE)

Other expense for the quarter ended September 30, 1997, was $1.2 million compared to $24,000 in the comparable prior period. Other expense for the nine months ended September 30, 1997 was $1.6 million compared to other income of $122,000 in the same period of the prior year. Interest expense for the quarter ended September 30, 1997, increased by $2.1 million to $2.2 million over the comparable period of the prior year. Interest expense for the nine months ended September 30, 1997, increased $3.6 million to $3.8 million over the comparable prior period. The increases in interest expense for both periods are a result of higher average borrowings associated with the Company's recent acquisitions and growth initiatives. Partially offsetting the impact of increased interest expense was the minority interest in losses of Wireless Alliance, LLC.

NET INCOME

Net income for the quarter ended September 30, 1997, was $621,000 as compared to net income of $2.2 million in the comparable prior period. Net income for the nine months ended September 30, 1997, decreased to $383,000 as compared to net income of $2.9 million in the comparable prior period. The Company expects to report a loss in this year's fourth quarter.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary liquidity requirements are for operating expenses, acquisitions, and expansion of network services and facilities to support customer growth. As of September 30, 1997, the Company had 117 cell sites and 51 paging transmitters. The Company will continue to construct additional cell sites and purchase cellular equipment in order to increase capacity as customer and usage volumes increase. Specific capital requirements of the Company are based on the property, equipment, and network facilities requirements associated with the Company's acquisition and expansion strategy and rate of customer growth. The Company currently estimates that it will spend approximately $16 million for network expansion during the fourth quarter of 1997.

On May 1, 1997, the Company entered into an agreement with the T. D. Securities (USA), Inc. for a $140 million Senior Secured Reducing Revolving Credit Facility (the Facility). Under the Facility, funds may be borrowed or repaid at any time through maturity provided that at no time the aggregate outstanding borrowings exceed the total of the Facility. During the second quarter, the Facility was used to acquire assets of Unicel and Northern Maine and to refinance all outstanding amounts under the Company's previous loan facility with the St. Paul Bank for Cooperatives. Future uses for funds available under the Facility will be to fund Wireless Alliance, LLC, network expansion, and for other general corporate purposes.

At the Company's discretion, advances under the Facility bear interest at LIBOR (London Interbank Offering Rate) or Base Rate plus an applicable margin and will be based on the Company's ratio of indebtedness to annualized operating cash flow as of the end of the most recently completed fiscal quarter. A commitment fee on the unused portion of the Facility is payable quarterly. Facility security has been provided by a pledge of all the assets of the Company including stock of all operating subsidiaries of the Company and Wireless Alliance, LLC. Mandatory commitment reductions will be required upon any material sale of assets. The Facility is subject to various covenants including the ratio of indebtedness to annualized operating cash flow and the ratio of annualized operating cash flow to interest expense. During the third quarter of 1997, the Company entered into an interest hedge agreement for $80 million of the Facility that limits interest rates to no more than 7.85% for a minimum of 3 years.

Net cash provided by operating activities during the nine months ended September 30, 1997 and 1996 were $5.7 million and $7.3 million, respectively, with the primary source being an increase in depreciation and amortization.

Net cash used in investing activities during the nine months ended September 30, 1997 and 1996 was $109.3 million and $17.2 million, respectively. The principal uses of cash included the Company's acquisition of assets from Unicel and Northern Maine, property and equipment purchased for the network and switch, construction costs related to the digital microwave network, and equipment purchased for the phone rental program.

Net cash provided by financing activities during the nine months ended September 30, 1997 and 1996 was $105.4 million and $10.0 million, respectively. As noted above, during the second quarter the Company entered into a revolving credit agreement and repaid all long-term debt outstanding under the Company's existing loan agreement with the St. Paul Bank for Cooperatives.

FORWARD LOOKING STATEMENTS

Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainties. Such factors include but are not limited to: economic conditions, customer growth rates and the rate at which customer acquisition costs are recovered, higher than planned operating expenses and capital expenditures, competition from other cellular operators and the financial uncertainties associated with managing the Company's market expansion through the Wireless Alliance joint venture and the Unicel and Northern Maine acquisition.

PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        27     Financial Data Schedule

   (b)  Reports on Form 8-K

        An amendment to a Report on Form 8-K dated May 1, 1997, was filed on \ July 15, 1997, submitting the financial statements required under
        Item 7.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      RURAL CELLULAR CORPORATION
                                      (Registrant)





Dated: November 12, 1997             /s/ Richard P. Ekstrand
                                     ------------------------------------------
                                     Richard P. Ekstrand
                                     President and Chief Executive Officer


Dated: November 12, 1997             /s/ Wesley E. Schultz
                                     ------------------------------------------
                                     Wesley E. Schultz
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)