Form 10-K
period 1997-12-31
RURAL CELLULAR CORP
filed 1998-03-30
CIK 869561

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1997.

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     Aggregate value of shares of common stock held by nonaffiliates of the Registrant based upon the closing price on The Nasdaq National Market on March 23, 1998 (only stock held by directors, officers and their affiliates and holders of more than 5% of Class A and B stock are excluded): $82,716,560

     Number of shares of common stock outstanding as of the close of business on March 23, 1998:

                                  Class A  7,612,504
                                  Class B  1,260,668

                         DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of the Company's definitive Proxy Statement relating to the 1998
        Annual Meeting of Shareholders ("Proxy Statement") are incorporated by reference into Part III of this report.

                                  TABLE OF CONTENTS

                                                                                  Page
PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1

  ITEM 1. BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
  ITEM 2. PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14
  ITEM 3. LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . . .   14
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS. . . . . . . . . .   14

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16

  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . . . . . . .   16
  ITEM 6. SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . . . . . . .   17
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . .   19
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . . . . . . .   26
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . . . .   26

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   27

  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . . . . . . . . .   27
  ITEM 11. EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . . . . .   27
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. . . .   27
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . . . . .   27

PART IV  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   28

  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K. . .   28

  SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   29

                                       PART I

ITEM 1.   BUSINESS

GENERAL

Rural Cellular Corporation, a Minnesota corporation ("RCC", and together with its subsidiaries, the "Company"), is primarily engaged in the ownership, operation and management of it's subsidiaries and sales of cellular, paging and Personal Communications Services ("Wireless Systems"). The Company's current Wireless Systems provide service to geographic areas with a population served ("POPs") of approximately 1.79 million, approximately 598,000 POPs in Minnesota, 518,000 POPs in Maine, and 674,000 managed POPs in Minnesota, North Dakota, South Dakota and Wisconsin served by Wireless Alliance, LLC ("Wireless Alliance"). The Company also owns a paging subsidiary, RCC Paging, Inc., which provides paging service throughout northern Minnesota.

The Company's Wireless Systems, which include systems utilizing cellular, Personal Communications Services ("PCS") and paging licenses, provide communication services to vehicle installed ("mobile") ready-to-carry ("transportable") and hand-held ("personal or portable") wireless telephones and pagers. Wireless Systems are designed to allow for significant customer mobility. In addition to mobility, Wireless Systems provide access through system interconnections to local and long-distance telecommunication networks and other ancillary services such as voice mail, call waiting, call forwarding and conference calling. These communication services can be integrated with a variety of competing and complementary networks.

In 1997, the Company completed its acquisition of the Maine properties and established a $140 million revolving line of credit facility and expanded the facility to $160 million in the fourth quarter.

THE WIRELESS TELEPHONE INDUSTRY

Wireless systems use a variety of radio frequencies to transmit voice and data. Broadly defined, the wireless communications industry includes one-way radio applications, such as paging, and two-way radio applications, such as cellular telephone, PCS and Enhanced Specialized Mobilized Radio ("ESMR") networks. Historically, each application has been licensed and operates in a distinct radio frequency block.

The Company operates its Wireless Systems pursuant to the cellular, PCS and paging licenses it owns and manages. Wireless technology is based upon the radio coverage of a given geographic area by a number of overlapping "cells".
 Each cell contains a transmitter-receiver at a "base station" or "cell site" that communicates by radio signal with other devices located in the cell and is connected to a mobile telephone switching office (the "MTSO" or "switch"), which in turn, may be connected to the local landline telephone network. Since wireless telephone systems are fully interconnected with the landline telephone and long-distance networks, customers can receive and originate both local and long-distance calls from their wireless devices.

If a wireless telephone customer leaves the service area of the wireless telephone system during a call, the call is generally continued and carried through a technical interface established with an adjacent system through intersystem networking arrangements. Such an arrangement is referred to as roaming. Wireless telephone systems operate under interconnection agreements with various local exchange carriers and interexchange carriers, which agreements establish the manner in which the wireless telephone system integrates with existing telecommunication systems in a given geographic area.

Since its introduction in 1983, wireless service has grown dramatically. As of December 31, 1997 according to the Cellular Telephone Industry Association ("CTIA") there were over 51 million cellular customers or subscribers in the United States, representing a penetration rate of 18.7% and a growth rate of 25% from December 31, 1996.

The following table sets forth certain domestic wireless industry statistics derived from the data survey results published semi-annually by CTIA:

------------------------------------------------------------------------------------------------------------------
                                                                  YEARS ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------------
CELLULAR INDUSTRY STATISTICS                1992         1993         1994         1995         1996          1997
------------------------------------------------------------------------------------------------------------------
**Total Cellular Service Revenues          $ 7.8        $10.9        $14.2        $19.0        $23.6         $27.7
*Cellular Customers                         11.0         16.0         24.1         33.8         44.0          51.4
 Cellular Customer Growth                   46.0%        45.1%        50.8%        40.0%        30.4%         25.0%
 Cellular Penetration                        4.3%         6.2%         9.3%        13.0%        17.0%         18.7%

*  indicates in millions
** indicates in billions

Source: CTIA End-of-Year 1997 Data Survey Results

These statistics represent results for the industry as a whole including metropolitan and rural market areas. The Company has historically experienced similar or greater growth in comparison to the industry, even though the Company primarily services rural markets.

In the wireless communications industry, two principal services are licensed by the FCC for transmitting voice and data signals, "cellular" and "PCS". Cellular systems are predominantly analog based systems. PCS is a term commonly used to describe digital based systems.

THE COMPANY'S OPERATIONS

CELLULAR

The Company owns the licenses to provide cellular communications to five contiguous RSAs in the northern half of Minnesota. This high roaming service area, consisting of over 38,000 square miles, contains major segments of interstates and corridors between Minneapolis-St.Paul, Fargo, North Dakota and Duluth, Minnesota.

Effective May 1, 1997, the Company, through its wholly-owned subsidiary MRCC, Inc. ("MRCC") acquired the wireless telephone operations and related assets of Unity Cellular Systems, Inc. and related cellular and microwave licenses from InterCel, Inc. In addition, the Company acquired the remaining 49% interest in Northern Maine Cellular Partnership, which held the remaining license for Maine RSA 2. The contiguous service area includes the Bangor, Metropolitan Service Area (MSA), Rural Service Area (RSA) 3 and RSA 2, which extends from Maine's central coastline to the northeastern part of the state, and provides wireless communications for an important East Coast tourist destination served by I-95 -the major north-south artery in the eastern seaboard.

The Company currently markets its cellular services under the name Cellular 2000-Registered Trademark- in Minnesota and Unicel-Registered Trademark- in Maine.

The Company owns FCC licenses to provide cellular communication services to the following markets:

---------------------------------------------------------------------------
MARKETS:                  MSA/RSA      OWNERSHIP    *GROSS POPS     LICENSE
---------------------------------------------------------------------------
Minnesota
     RSA 1                  482           100%             50,000      B
     RSA 2                  483           100%             60,000      B
     RSA 3                  484           100%             57,000      B
     RSA 5                  486           100%            200,000      B
     RSA 6                  487           100%            231,000      B
                                                    -------------
                                                          598,000

Maine
     Bangor MSA             224           100%            147,000      B
     RSA 2                  464           100%            156,000      B
     RSA 3                  465           100%            215,000      B
                                                    -------------
                                                          518,000
                                                    -------------
        Total:                                          1,116,000
                                                    -------------

* SOURCE: 1990 U. S. CENSUS BUREAU OFFICIAL STATISTICS (ROUNDED TO THE NEAREST THOUSAND).

WIRELESS ALLIANCE

In November 1996, Wireless Alliance started reselling cellular service in the Duluth, Virginia, and Hibbing, Minnesota, Fargo and Grand Forks, North Dakota and Superior, Wisconsin markets. The cellular resale program has allowed Wireless Alliance to establish relationships with incumbent wireless agents and resale customers in the PCS service area prior to the Company's PCS deployment. The Company expects that many customers will migrate to Wireless Alliance's PCS service when the PCS network is operational in 1998. In anticipation of this customer-desired service, the networks will be integrated so that all Wireless Alliance services and features can be provided on a virtually seamless basis. Some customers, however, will choose to obtain both Wireless Alliance PCS network service and the Company's cellular network service utilizing two wireless devices (the Company's dual-mode service strategy).

Wireless Alliance networks will utilize Global System for Mobile Communications ("GSM") technology, which is currently used by more than 70 million customers worldwide. Markets using GSM now cover nearly sixty percent of the potential POPs in the United States. PCS service is
specifically designed to support hand-held usage.   In addition to voice
service, GSM's advanced features include high-speed data, fax and two-way text messaging as well as smart card capabilities. GSM networks also offer calling features such as caller ID, call forwarding and call waiting.

Construction of the Company's PCS networks began following the receipt of approvals needed from the Federal Communications Commission (FCC) in 1997. The Company expects the Wireless Alliance PCS networks to be fully operational in 1998. The Company owns a 51% interest in Wireless Alliance and operates, manages and markets its cellular services under Northland Cellular 2000-Registered Trademark- and its PCS services under Unicel-Registered Trademark- Uniting Cellular and Digital.

The following table describes the geographic areas the Company manages through Wireless Alliance:

 ----------------------------------------------------------------------------------------
   MANAGED COUNTIES:                   MARKETS       OWNERSHIP     *GROSS POPS    LICENSE
 ----------------------------------------------------------------------------------------
 Cook, Lake, St. Louis,
 Carlton (portion), Minnesota           Duluth,
 and Douglas,  Wisconsin               Minnesota         51%         270,000       PCS B

 Cass, Trail, Clay,                     Fargo,
 North Dakota                        North Dakota        51%         162,000       PCS B

 Grand Forks, North Dakota           Grand Forks,
 and Polk, Minnesota                 North Dakota        51%         103,000       PCS B

 Minnehaha and Lincoln,              Sioux Falls,
 South Dakota                        South Dakota        51%         139,000       PCS B
                                                                   ----------
         Total:                                                      674,000

* SOURCE: 1990 US CENSUS BUREAU OFFICIAL STATISTICS (ROUNDED TO THE NEAREST THOUSAND).

PAGING

The Company offers a paging service in northern Minnesota and eastern North Dakota. The Company resells paging services in Minnesota, Wisconsin, North Dakota and Maine. The Company operates its paging services under the names "KEYPAGE-Registered Trademark-", "KEYPAGE-Registered Trademark- Plus" and "Unicel-Registered Trademark- Paging Services".

BUSINESS GROWTH STRATEGY

The Company believes that the market for wireless services will continue to expand as costs and service rates decline, equipment becomes more convenient and easy to use, the functionality of wireless services becomes more diverse and competition increases. The wireless industry will continue to shift from the professional and business market segments to include the broader mass consumer markets including the substitution of existing landline facilities with wireless services.

The Company intends to continue to expand its market presence and customer base by offering significant and recognizable value to its customers through:
(i) aggressively and creatively marketing wireless products and services at affordable prices, (ii) engineering the Company's network to provide the most recent wireless technologies, (iii) rapidly deploying new services, features and networks (critical time-to-market advantage), (iv) utilizing its centralized management to support the combined needs of its cellular, paging and future PCS customers, thereby further improving operating efficiencies and economies of scale, and (v) selectively acquiring wireless properties, primarily in contiguous markets to increase the "home" footprint or network in which its customers travel. The Company will continue to manage this growth with a strong focus on increasing revenues, thereby generating positive cash flow and net earnings.

The Company's growth strategy is to (i) continue to increase the levels of POPs served, penetration rates, and minimize churn in existing markets, (ii) acquire additional wireless properties that are comparable to the Company's existing market characteristics, and (iii) enter into strategic alliances and partnerships with other wireless service providers while focusing on balancing its growth indicators, which include penetration, retention (the opposite of the industry's "churn"), average monthly revenue per customer unit (known in the industry as "ARPU" or average revenue per subscriber unit), and acquisition cost per gross customer.

Specifically, the Company has focused and expects to continue to focus on acquiring controlling ownership interests in rural wireless telephone systems serving RSA markets or small MSA markets contiguous or proximate to its current markets. The Company's strategy of clustering its wireless telephone operations enables it to achieve operating and cost efficiencies, as well as joint advertising and marketing benefits. Clustering also allows the Company to offer its customers more areas of uninterrupted service as they travel through an area or state.

In addition to expanding its existing clusters, the Company may also seek to acquire wireless telephone systems in other rural areas and smaller cities. The Company's joint venture with Aerial Communications, Inc. (Wireless Alliance) enables it to significantly expand both its customer base and geographic coverage and to offer enhanced wireless communication services while sharing a portion of the risk of beginning a new technology venture. The Company may also pursue other communication businesses related to its wireless telephone and other mobile service operations as well as other communication businesses it determines to be desirable.

The Company is implementing its growth strategy by continuing to build its cellular systems, building its PCS systems, offering a wide range of products and services at competitive prices, continually upgrading the quality of its network, establishing and maintaining strong brand recognition and creating and maintaining a strong sales, marketing and distribution program tailored to its local markets while providing a superior level of customer service.

ACQUISITIONS

On May 1, 1997, the Company acquired the Maine wireless telephone licenses, operations and related assets of Unity Cellular Systems, Inc. ("Unity"), a wholly-owned subsidiary of InterCel, Inc. (now operating as Powertel), through the Company's wholly-owned subsidiary MRCC, Inc. Based in Bangor, Maine's third largest city, Unity's licensed market area encompasses the Bangor MSA, Maine RSA 3, which includes Augusta, the state capitol; and 51%
of Maine RSA 2.   This service area covers approximately 20,500 square miles of contiguous rural territory. On May 1, 1997, the Company also acquired the remaining 49% of Maine RSA 2 by purchasing the interest held by an affiliate of Bell Atlantic NYNEX Mobile, Inc.

MRCC has many of the same operating characteristics as the Company has in Minnesota. Both serve rural areas with low population densities and similar seasonal usage patterns that are influenced by the weather and the flow of tourists. Interstate Highway 95, the main artery of northeastern traffic in the United States, runs through MRCC's service area. The Company believes that the similarities between the demographics, economy, geography, and climate of MRCC's service area are consistent with the Company's existing Minnesota service area creating a strategic fit with the Company's experience and expertise. Also, the service-oriented and customer-focused corporate culture in place at MRCC represented an excellent fit with the Company's basic business philosophy.

On August 18, 1997, Wireless Alliance received approval from the Federal Communications Commission ("FCC"), through spectrum and geographic partitioning, to serve two counties including the Sioux Falls, South Dakota market, consisting of approximately 139,000 POPs, where the Company plans to begin reselling cellular and PCS services in 1998.

RECENT DEVELOPMENTS

On February 13, 1998, the Company entered into a definitive agreement to acquire the Vermont, New Hampshire, New York and Massachusetts cellular telephone licenses, operations and related assets of Atlantic Cellular, L.P. ("Atlantic Cellular") an independent provider of wireless telecommunications services in the New England region. The Company is acquiring the Atlantic Cellular assets for a purchase price of approximately $256 million in cash. Long-term financing to support this acquisition has been arranged through Toronto Dominion Bank.

Under terms of the definitive agreement, the Company will acquire a contiguous, multi-state service area of 21,000 square miles, encompassing approximately 1.13 million POPs. This will bring the Company's total managed POPs to 2.92 million. In addition, the 68,000 cellular customers in the Atlantic Cellular service area will increase the Company's customer base from approximately 111,000 at year-end 1997 to 179,000.

The cellular properties to be acquired from Atlantic Cellular include the entire state of Vermont (RSA 1, RSA 2 and the Burlington MSA); western New Hampshire (RSA 1); the northeastern corner of New York (RSA 2); and northwestern Massachusetts (RSA 1) as well as their long-distance business. Pending regulatory approval, the acquisition is expected to close this summer.

On February 19, 1998, the Company entered into a definitive agreement to purchase the outstanding stock of Western Maine Cellular, Inc. ("WMC"), a wholly owned subsidiary of Utilities, Inc., for approximately $7.5 million. Pending regulatory approval, the acquisition is expected to close this summer.

Providing cellular service to western Maine RSA 1, WMC's service area will link MRCC's existing cellular operation in central Maine, to the multi-state cellular system of Atlantic Cellular to the west and south. WMC's 3,700 square-mile service area of western Maine encompasses 84,000 POPs and the operation serves more than 2,400 customers at year end 1997. Including the pending Atlantic Cellular acquisition, this would bring RCC's total managed POPs to approximately three million and wireless customers to approximately 181,000.

The following table provides certain data regarding the pending acquisitions:

 ------------------------------------------------------------------------------
  MARKETS:                    MSA/RSA      OWNERSHIP       GROSS POPS   LICENSE
 ------------------------------------------------------------------------------
 Burlington, Vermont MSA        248           100%            151,000      A
 Vermont RSA 1                  679           100%            212,000      A
 Vermont RSA 2                  680           100%            233,000      A
 Massachusetts RSA 1            470           100%             71,000      A
 New Hampshire RSA 1            548           100%            225,000      A
 New York RSA 2                 560           100%            236,000      A
 Maine RSA 1                    463           100%             84,000      B
                                                            ---------
         Total:                                             1,212,000

* SOURCE:  PAUL KAGAN WIRELESS TELECOM FINANCIAL DATABOOK, 1997.

MARKETING

The Company offers a number of service plan options to its customers. Most service plans have a fixed monthly access fee, which includes a specified number of minutes. Usually, the higher the monthly access fee, the more minutes of use that are included. Customers who subscribe to cellular service in connection with a special promotion are typically required to enter into a one-year commitment for service. The Company engages in ongoing analysis of its service plans and equipment pricing to ensure competitiveness.

As a result of the Wireless Alliance joint venture, the Company has initiated new service plans for the combined and contiguous areas of Wireless Alliance's digital network and the Company's existing analog network. These service plans are sold under Northland Cellular 2000-Registered Trademark-and offer a fixed and tiered monthly peak and off peak per minute charge with no long distance or roaming charges for calls within the Northland Cellular 2000-Registered Trademark- area.

The Company offers a statewide Minnesota personal toll free number to its Cellular 2000-Registered Trademark- and Northland Cellular 2000-Registered Trademark- customers. This encourages customers to distribute their cellular numbers and keep their phones turned on to accept incoming calls. With the Company's nationwide calling option, the Company's customers can elect to pay a flat monthly fee for unlimited nationwide calling from their cellular phone without long distance charges when calling from Cellular 2000-Registered Trademark- service areas; airtime charges still apply.

Due to its successful marketing efforts, many of the Company's customers are voice mail service customers. There is no charge for leaving messages, and the Company believes that its voice mail feature stimulates cellular usage in the form of returned calls. The Company also offers a product known as "Main Street" that offers lower rates within a limited local area and higher rates for calls outside the local area. This is ideal for customers that do not need wide area mobility but want the wireless convenience and features. The Company also offers a product known as "Talk Back" that includes access to 911, voice mail, incoming calls and one preprogrammed outgoing number. With this product a customer can always call for emergency assistance or call the preprogrammed number while preventing unauthorized access to other numbers. In addition, the Company offers an equipment option called "phone service." Customers can rent phones beginning at $3.00 per month. This "phone service" approach reduces the worry of equipment obsolescence and eliminates the up front costs new customers may encounter.

The Company has established preferred roaming contracts and developed system integration with adjacent cellular carriers under the marketing name "Minnesota Advantage." This approach permits the Company's customers to receive automatic call delivery, call forwarding, toll-free access to voice mail, call hand-off and reduced roaming rates throughout Minnesota. The Company and most other cellular carriers offer their customers Automatic Call Delivery (ACD) and reduced roaming rates on a nationwide basis (MobiLink). ACD allows roamers to use all of their home features including custom calling features, making their roaming experience identical to their local service.

Since ACD was introduced, the use of airtime by roamers has increased. As adjacent carriers increase their cellular customer base and the industry as a whole expands its customer base, the number of roamers will continue to increase. ACD allows the Company to capture roaming traffic on major interstate highways and corridors within its markets.

The Company markets paging services provided both through the Company-owned system, covering northern Minnesota and eastern North Dakota, and as a reseller of paging services covering most of Minnesota, Maine and areas within Iowa, Wisconsin, and eastern North Dakota. The Company believes that paging services complement cellular usage.

DISTRIBUTION AND SALES

The Company markets its cellular and paging services through approximately 130 independent sales agents, which are managed by its territory managers in both its Minnesota and Maine operating areas. This territory manager strategy is believed to be a major contribution to the Company's success. The Company experiences higher than average industry retention levels and lower than industry customer acquisition costs. MRCC implemented this distribution strategy in the third quarter of 1997.

The territory managers recruit, train, and support the independent sales agents. The training and support provided to agents is extensive and continual. Each year all agents must complete an "agent certification" assessment to ensure knowledge of the Company's current product and service offerings. The Company provides cellular, digital, and paging equipment to the agents for sale or rent to customers and the agents market the Company's services utilizing a cooperative advertising program. These sales agents include retail electronic stores, farm implement dealers, automobile dealers, automobile parts suppliers, college and university bookstores, video and music stores, and local telephone companies. Most of the agents sell the Company's service in conjunction with their principal business.

In an effort to market its services more effectively, better control customer acquisition costs, and offer another consumer choice, the Company also uses a direct sales channel of distribution with direct sales representatives employed by the Company. The Company also provides its products and services throughout its service area through retail outlets and assigning Company sales representatives to offer its services in stores of major retailers such as Wal-Mart. In order to optimize customer service, assistants were assigned to territory managers to facilitate and ensure optimal customer service. The Company further expanded its distribution channels in 1997 by opening four corporate owned stores.

CUSTOMER SERVICE

Customer service is a significant element of the Company's operating philosophy. The Company is committed to attracting and retaining customers by providing consistently superior customer service. In Alexandria, Minnesota, and Bangor, Maine, the Company maintains a sophisticated monitoring and control system and a staff of customer service personnel well-trained to handle both routine and complex and technical questions as they arise, 24 hours a day, 365 days a year, with toll-free access. The Company believes that easy access to highly trained and motivated customer service professionals is essential to building and maintaining customer satisfaction and loyalty, both of which are essential to the long-term success of the Company. The centers also manage calls from the Company's independent agents and sales representatives as well as from roamers traveling through the Company's cellular service area. The Company's customer service center management is available to assist in resolving urgent customer issues as quickly as possible. The Company also believes its strong emphasis on customer service contributes to its high customer retention rate.

The customer service centers are responsible for processing new service orders and service changes for existing customers. The customer service centers also maintain customer records and manage the Company's collection process. During 1997, the customer service centers implemented a quality control process that monitors call center performance parameters and balances customer service center resources to match call center load levels.

Territory managers work closely with customer service center personnel to maintain high standards of service for their existing customers as well as to attract new customers. Company service center representatives attempt to contact every new customer within 30 days from the day they begin service to confirm customer satisfaction and elicit feedback. Customers are also contacted periodically to offer additional calling features such as voice mail, call waiting, and call forwarding and to recommend the best service pricing plan for the customer's usage levels. These contact programs enhance customer loyalty, maintain high retention, and increase sales of additional features that increase customer airtime usage and generate customer referrals.

SERVICE AREAS

As of December 31, 1997, the Company provided cellular and paging services to approximately 111,000 customers in a four-state service area, which includes the states of Minnesota, North Dakota, Maine, and Wisconsin. The Company's cellular service area, including Wireless Alliance, has total POPs of approximately 1.79 million.

ROAMING MARKETS

The Company carries traffic generated by customers of other cellular companies who are visiting or traveling through northern Minnesota and Maine. This traffic is profitable for the Company since the revenue is generated without any associated marketing, customer support or acquisition fees.
While approximately 10.6% of total cellular revenue nationally is from roaming traffic, the Company's percentage of roaming revenue is approximately 17.6% of total revenues in 1997.

SERVICE MARKS

The Cellular 2000-Registered Trademark- name and related marks are owned by Cellular 2000, Inc. ("Cellular 2000"). The Company owns 41.67% of Cellular 2000. The Company and other users of the service mark, all of which are cellular providers in Minnesota or South Dakota, are shareholders of Cellular 2000. The only business of Cellular 2000 is the licensing of its service mark to its shareholders.

Each shareholder has entered into a license agreement with Cellular 2000 that allows the shareholder to use the "CELLULAR 2000" service mark for marketing within its cellular service area subject to certain restrictions. The license agreements are relatively restrictive and Cellular 2000 has exclusive rights to control the use of the name. Cellular 2000 and its shareholders have entered into a buy-sell agreement that provides, in part, that if a Cellular 2000 shareholder no longer uses CELLULAR 2000 as the principal name under which it markets its cellular service, it must offer its shares of stock in Cellular 2000 for sale to Cellular 2000 and the other shareholders at the original cost. The Company does not pay any license fees for the use of the "CELLULAR 2000" trade mark.

The Company also has registered trademarks for Unicel-Registered Trademark-, Keypage-Registered Trademark-, and Rural Cellular Corporation-Registered Trademark-. The Company does not pay any license fees for the use of these trademarks.

NETWORK OPERATIONS

CELLULAR

Construction of wireless systems is capital intensive, requiring a substantial investment for land and facilities, improvements, buildings, towers, cell site equipment, microwave equipment, engineering, designing and installation. Until technological limitations on total capacity are reached, additional wireless telephone system capacity can be added in increments that closely match demand and at less than the proportionate cost of the initial capacity.

The Company has constructed and maintains an integrated network of contiguous cellular coverage throughout the Company's cellular service areas so that a call can be handed off from one of the Company's cell sites to another as a customer travels throughout cells. As a customer travels between cell sites, the antenna works with the switch to automatically monitor the signal strength of the call in progress. Call hand-off is automatic and virtually unnoticeable to customers.

The switch used in the Company's Minnesota cellular networks is owned by RCC and located at the Company's corporate headquarters in Alexandria, Minnesota. The Company installed a digital Northern Telecom switch in the third quarter
of 1997.   The Company has invested in this digital switch so that it has the ability to gradually increase capacity of wireless telephone systems, as needed. Through the provision of the digital transmission the Company decreases its cost to provide service.

The switch used in the Company's Maine cellular networks is owned by MRCC. The Nortel, digital multi-plex switch is located in Bangor, Maine. In accordance with its strategy of developing market clusters, the Company has selected wireless switching systems that are capable of serving multiple markets with a single switch and has already implemented this strategy in its markets.

As of December 31, 1997, the Company's cellular network consisted of 121 cell sites in Minnesota and Maine. The Company continues to develop its cellular service area by building new cell sites in locations that increase capacity and improve hand held coverage. The Company added 15 cell sites during 1997 and plans to add an additional 15 new cell sites in 1998. The additional cell sites will further expand capacity and will allow customers to use lower-powered or hand-held portable phones throughout the Company's service areas and network.

DIGITAL CONVERSION

The Company believes that over the next five years cellular telephones will gradually convert from analog to digital technology driven primarily by capacity constraints in the major metropolitan markets. The Company is in the process of converting certain cell sites on its network from analog to digital technology. The Company began providing its own transport services between cell sites over its new digital microwave network in 1996 and in conjunction with the Company's own digital switch, installed in 1997, further reduced transport and switching costs. Also, the Company plans to market excess network capacity in 1998.

WIRELESS ALLIANCE

At December 31, 1997 the Company had spent $ 9.1 million to acquire land, facilities and equipment in preparation for deploying its PCS services. The Company had also leased land, facilities and equipment necessary for the PCS deployment. The Company has begun construction of a GSM technology based PCS network in the Wireless Alliance PCS Service Areas, which is expected to be fully operational in 1998, with 80% coverage in its service areas. Wireless Alliance will utilize Aerial Communications, Inc.'s switch to transport PCS calls. The Company utilizes the Airtouch Communications, Inc. network to transport it's reselling cellular airtime within these markets.

PAGING

The Company's paging network, as of December 31, 1997, consisted of 46 paging transmitters located throughout northern Minnesota and eastern North Dakota. The paging transmitters are connected to and controlled by a paging terminal, which is connected to the public telephone network. The paging transmitters use a transmit-only radio frequency licensed for a given coverage contour around the paging transmitter which allows messages to be broadcast to the paging customer. The Company, through its wholly owned subsidiary, RCC Paging, Inc., holds licenses granted by the FCC for paging and radiotelephone service on the radio common carrier frequency of 158.100 MHz. The Company's paging service complements its cellular service offerings.

SUPPLIERS AND EQUIPMENT PARTNERS

The Company does not manufacture any of the handsets or cell site equipment used in the Company's operations. The high degree of compatibility among different manufacturer's models of handsets and cell site facilities equipment allows the Company to design, supply and operate its systems without being dependent upon a single source of such equipment. The Company currently purchases handsets primarily from Motorola, Inc., Ericsson, Inc. and Nokia Telecommunications, Inc. The Company currently purchases cell site, base station and facility equipment from Northern Telecom, Inc, Lucent Technologies, Inc., Harris, Inc., and Nokia Telecommunications, Inc.

COMPETITION

Competition for customers is based principally upon the services and features offered, the technical quality of the wireless system, customer service, system coverage, capacity and price. Such competition will increase as new technologies enter the marketplace.

The Company's current cellular competitors are Western Wireless Corporation ("Western Wireless"), PriCellular Corp. ("PriCellular"), and United States
Cellular.   These competitors offer their service under the "Cellular
One-Registered Trademark-" trade name and are members of the North American Cellular Network-TM-, a consortium of Cellular One-Registered Trademark-service providers located throughout the United States that reciprocally provide reduced roaming rates and automatic call delivery.

The Company believes that Western Wireless, PriCellular and United States Cellular compete against the Company primarily on the basis of price and have become significantly more aggressive during the past two years. AT&T Wireless, Inc. ("AT&T") is a significant shareholder of PriCellular and may provide significant financial and related support for PriCellular's network development and marketing efforts. AT&T provides cellular service in MSAs adjacent to the Company's cellular service area.

Several companies operate relatively small paging networks in portions of the Company's service area. One competitor, American Paging, Inc. ("American Paging"), covers a large area within Minnesota and eastern North Dakota. The Company has entered into an agreement with American Paging to resell American Paging's 900 MHz paging service in the Company's service area as an additional paging option for the customers of the Company. This service is marketed under the trade name "KEYPAGE PLUS" and is sold in approximately 80% of the same areas in which the paging service of the Company, marketed under the trade name "KEYPAGE", is provided. Both KEYPAGE and KEYPAGE PLUS provide numeric display and alphanumeric display services. Pricing and coverage areas differentiate the services. Other 900 MHz regional paging systems have been licensed within the Company's service area to other potential paging carriers, but the Company does not believe any of the networks of these license holders are operational. The Company resells paging services in Maine under "UNICEL-Registered Trademark-Paging Services."

The Company also competes with dispatch and conventional mobile telephone companies, resellers and landline telephone service providers. The FCC requires all cellular and PCS licensees to provide service to "resellers". A reseller provides wireless services to customers but does not hold a FCC license or own facilities. Instead, the reseller buys blocks of wireless telephone numbers and capacity from a licensed carrier and resells service through its own distribution network to the public. Thus, a reseller is both a customer of a wireless licensee's service and also a competitor of that licensee. Several small resellers currently operate in competition with the Company's systems.

In the future in its cellular and PCS markets, the Company expects to face increased competition from entities providing other technologies and services, including digital mobile communications systems on existing Specialized Mobile Radio ("SMR") frequencies, referred to as ESMR, and satellite-based telecommunications systems.

Although some of these technologies are currently operational, others are being developed or may be developed in the future. The entrance of multiple competitors in the PCS markets is mandated by the FCC.

Continuing technological advances in communications and FCC policies that encourage the development of the spectrum-based technologies may result in new technologies that compete with cellular and PCS systems. In addition, the Federal Omnibus Budget Reconciliation Act of 1993 requires, among other things, the allocation to commercial use of a portion of 20 MHz of the spectrum currently reserved for government use. It is possible that some portion of spectrum reallocated will be used to create new land mobile services.

The Company anticipates that market prices for wireless communications services and equipment will continue to decline in the future based upon increased competition and cost reductions. The Company will compete to attract and retain customers principally on the basis of service enhancements and features, quality and customer service, the size and location of its service areas and price. The Company's ability to compete successfully is dependent, in part, on its ability to anticipate and respond to various competitive factors affecting the industry. The Company's marketing and sales organization includes a group that carefully monitors and analyzes competitive products and service offerings, changes in consumer preferences, changes in demographic trends and economic conditions and pricing strategies by competitors that could adversely affect the Company's operations or present strategic opportunities.

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

Continuing technological advances in telecommunications and FCC policies that encourage the development of new spectrum-based technologies make it difficult to predict the extent of future competition. The FCC has adopted rules that authorize the award of a "pioneer's preference" to companies that develop new spectrum-based communications technologies. Such a preference may encourage the development of new technologies that compete with cellular and paging service. In addition, the Omnibus Budget Reconciliation Act of 1993 requires, among other things, the allocation to commercial use of a portion of 200 MHz of the spectrum currently reserved for government use. It is possible that some portion of the spectrum that is reallocated will be used to create new land-mobile services or to expand existing land-mobile services.

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

REGULATION

The Company is subject to extensive regulation as a provider of wireless services. The FCC regulates the construction, operation, and acquisition of wireless systems in the United States pursuant to the Communications Act of 1934, as amended (the "Communications Act"), and the rules, regulations, and policies promulgated by the FCC under the Communications Act. A cellular system operates under a license granted by the FCC within a market area (either an MSA or RSA) defined by the FCC. Each market is to be served by two competing licensees. The licenses are transferable, subject to FCC policies limiting a company that has an ownership interest in a licensee in one market from possessing an ownership interest in the other licensee in the same market. Paging licenses are granted for a relatively small, specific geographic area at a particular frequency.

Near the conclusion of the initial term of a cellular license, licensees must file applications for renewal of licenses to obtain authority to operate for up to an additional ten-year term. Applications for license renewal may be denied if the FCC determines that the grant of a license would not serve the public interest, convenience, or necessity. The FCC also may revoke a license prior to the end of its term in extraordinary circumstances. In addition, at license renewal time, other parties may file competing applications for the authorization. The FCC has adopted specific standards stating renewal expectancy will be awarded to a cellular licensee that (i) has provided substantial service during its license term and (ii) has substantially complied with applicable FCC rules and policies and the Communications Act. If the FCC awards the cellular licensee a renewal, its license renewal application is granted and the competing applications are dismissed. The Company's Minnesota cellular licenses expire on October 1, 2000. MRCC's Bangor, Maine, Maine 3 and Maine 2 expire January 22, 2008, October 1, 1999, and October 1, 2001 respectively.

The Communications Act and FCC rules require the FCC's prior approval of the assignment or transfer of control of a cellular license. Any acquisition by the Company of an interest in any additional cellular service area may also require the prior approval of state or local regulatory authorities having jurisdiction over the cellular industry.

The Communications Act prohibits the holding of a common carrier license by a corporation of which any officer or director is a non-U.S. person or any entity of which more than 20% of the capital stock is owned directly or beneficially by aliens. Failure to comply with these requirements may result in a FCC order to the Company requiring divestiture of alien ownership to bring the Company into compliance. In addition, fines, denial of renewal or revocation of the license is possible. The Company's Articles of Incorporation permit the redemption of the Company's Common Stock from shareholders when necessary to protect the Company's regulatory licenses.

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

The Communications Act preempts state and local regulation of the entry of, or the rates charged by, any commercial mobile service or any private mobile service, which includes cellular service. The States of Minnesota, Maine, Wisconsin, South Dakota and North Dakota do not currently regulate the rates for any commercial mobile service, but could petition the FCC for such authority in the future.

Cellular systems are subject to certain Federal Aviation Administration regulations respecting the location, lighting, and construction of cellular transmitter towers and antennas and may be subject to regulation under the National Environmental Policy Act and the environmental regulations of the FCC. The siting and construction of cellular transmitter towers, antennas and equipment shelters are often subject to state or local zoning, land use and other regulation. Such regulation may include zoning, environmental and building permit approvals or other state or local certification. The Company uses a common carrier point-to-point digital microwave network to connect most of its cell sites and to link them to the main switch. That facility is separately licensed by the FCC and subject to regulation as to technical parameters and service.

The Company's paging operations are also subject to regulation by the FCC. The FCC issues licenses for paging operations that expire either five or ten years from issuance and are subject to FCC approval for renewal. The Company holds 13 FCC licenses for paging and wireless service. The FCC approved applications for an additional six licenses in 1997. The Company's paging licenses expire between July 1, 1998 and April 1, 1999. Renewals are generally granted to the license holder if it is in compliance with FCC regulations.

Although the Company is unaware of any circumstances that would prevent the approval of any future renewal application, no assurance can be given that the FCC will renew the Company's paging licenses. Moreover, although revocation and involuntary modification of licenses are extraordinary measures, the FCC has the authority to restrict the operation of a licensed facility or revoke or modify licenses. The Company's paging licenses have never been revoked or modified. States have limited regulatory power over paging operations.

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

The impact of the Act on the Company will be to reduce costs paid by the Company to interconnect and terminate calls on IXC, LEC, and ILEC networks. The Act requires such carriers to base termination charges to the Company on cost and to compensate the Company for calls that they terminate. Legal challenges to the FCC's proceeding to implement those portions of the Act dealing with interconnection (Interconnection Order) resulted in a U.S. Court of Appeals affirmation of the Interconnection Order's pricing rules. The Court affirmation is favorable to the Company and binding unless it is appealed by the U.S Supreme Court. This action lifted the stay with respect to the rules that govern the compensation received by LECs and wireless carriers for transporting and terminating each other's traffic.

In addition, the Act mandates that telecommunications customers, such as the Company, to pay into the Universal Service Fund ("USF"). The purpose of the USF is to ensure basic telephone services are available, reasonable and affordable for all citizens. The USF will promote access to high capacity telecommunications services for schools, libraries, and rural health providers.

The Company's responsibility regarding USF, beginning January 1998, is to collect the funds from its customers and forward the funds on to the appropriate government entities. Therefore, there is minimal impact of the USF on the Company. States may create their own funds imposing charges only on intrastate service to supplement the resources available from the USF. State governments will be responsible for determining who will be eligible to receive such federal or state subsidies.

In 1997, the FCC released the revised timetables and provisions for emergency 911 service availability provided by cellular, PCS and other mobile service providers, including "enhanced 911" services that provide the caller's telephone number, location and other useful information. By April 1998, the metropolitan markets must be able to provide automatic number identification
(ANI) and cell site information for 911 calls to the Public Safety Answering Points, this mandate is effective June1, 1998 for the rural markets (Phase
I). This will have a financial impact on the Company but the exact impact is unknown at this time because the specifications are yet to be mandated. The schedule for Phase II of E911 was also mandated. Effective October 1, 2001, covered carriers will be required to identify the location of mobile units making 911 calls within a radius of no more than 125 meters.

The FCC recently adopted number portability rules that will enable subscribers to migrate their landline and cellular telephone numbers to a PCS carrier from a PCS carrier to another service provider. If the number portability ruling is upheld, the Company will be adversely affected due to the service feature offering of toll-free numbers that it gives to customers within certain markets.

EMPLOYEES

As of December 31, 1997 the Company had 326 employees. The employees include 141 in sales and marketing, 82 in customer service, 54 in network and systems operations, 27 in administration and 22 in finance and accounting. Thirty of the Company's employees were part-time. In addition, the Company has approximately 130 independent sales agents. None of the Company's employees' are represented by a labor organization, and the Company's management considers its employee relations to be good. Wireless Alliance has no full-time or part-time employees but operates utilizing the Company's employees.

In 1997, Rural Cellular Corporation submitted an Affirmative Action Plan to the Minnesota Department of Human Rights for review and approval. On January 26, 1998 the Company received certification by the Department of Human Rights, State of Minnesota, as having an affirmative action plan approved by the Commissioner.

COMMUNITIES

In 1997, the Company joined the Minnesota Keystone Program as a business entity that contributes 2% of its pre-tax earnings, back to its' communities. The Company's relationships include its customers, employees, investors, suppliers, partners, and the communities to which it provides services directly, including the wireless communications industry.

ITEM 2.   PROPERTIES

The Company owns its principal corporate headquarters located at 3905 Dakota Street, Alexandria, Minnesota 56308. The headquarters, is a two-story, 50,000-square-foot facility with land available for a 24,000-square-foot expansion. The Company also owns a 5,500 square foot facility in Maine.

As of December 31, 1997, the Company had 121 cellular cell sites in Maine and Minnesota of which 24 sites are leased either for tower space or for land. The Company owns 97 sites. As of December 31, 1997, the Company owned 46 operational paging transmitters. The Company anticipates that additional sites will continue to be acquired primarily by outright purchase.

As of December 31, 1997, the Company had 33 PCS base stations constructed. The Company owns the equipment within all of the base stations. It owns the land of one base station site while leasing the land on the remaining 32 sites.

ITEM 3.   LEGAL PROCEEDINGS

There are no material, pending legal proceedings to which the Company or any of its subsidiaries or affiliates is a party or of which any of their property is subject which, if adversely decided, would have a material effect on the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                        EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with regard to each of the executive officers of the Company:

     NAME                   AGE      POSITION
     Richard P. Ekstrand    48       President, Chief Executive Officer and Director

     Scott G. Donlea        38       Vice President of Sales and Marketing

     Wesley E. Schultz      41       Vice  President  of Finance, Chief Financial  Officer

Richard P. Ekstrand has served as President, Chief Executive Officer and a director of the Company since its inception. From June 1991 to January 1993, his services had been provided through a management agreement between the Company and R.P. Ekstrand Management Services Corp., a corporation wholly owned by Mr. Ekstrand. Since 1984, Mr. Ekstrand has also served as Vice President and a director of Lowry Telephone Co., Inc., a local telephone exchange company and a shareholder of the Company, of which Mr. Ekstrand is the sole shareholder. Mr. Ekstrand currently serves as chair of the Board of Governors of Switch 2000 LLC and as a director of Cellular 2000, Inc. Mr. Ekstrand is past president and currently a director of the Minnesota Telephone Association, past president of the Association of Minnesota Telephone Utilities and currently a director of the Rural Cellular Association and of the Cellular Telephone Industry Association. In addition, he has held positions on many CTIA subcommittees, including CTIAPAC, CTIA Small Congress, and CTIA Foundation.

Scott G. Donlea joined RCC in 1992 as Manager of Market Operations and has served as Vice President of Sales and Marketing since August 1995. From 1990 to 1992, Mr. Donlea was regional manager for marketing and sales in Iowa and South Dakota for CommNet Cellular, Inc. and from 1988 to 1990 he served as branch manager for US WEST Cellular, Inc. Mr. Donlea is chairperson for the Rural Cellular Association's business and marketing committee.

Wesley E. Schultz joined RCC in May 1996 as Vice President of Finance and Chief Financial Officer. Prior to joining the Company, Mr. Schultz had served as acting Chief Financial Officer of Spanlink Communications, Inc. since February 1996, as Chief Financial Officer of Nicollet Process Engineering, Inc. from March 1995 through October 1995, as Chief Financial Officer of Data Systems & Management, Inc. from November 1994 through March 1995, and as Vice President, Finance & Administration and Chief Financial Officer of Serving Software, Inc. from December 1991 through October 1994. Mr. Schultz is a CPA and served for three years as an auditor with Deloitte and Touche, LLP.

                                       PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

The Company's Class A Common Stock began trading on The Nasdaq National Market on February 8, 1996, under the national market symbol RCCC. The following table indicates the high and low closing price for each quarter of the 1996 and 1997 fiscal years, beginning with such date:

          FIRST QUARTER         SECOND QUARTER        THIRD QUARTER        FOURTH QUARTER
         HI       LOW          HI       LOW          HI       LOW         HI        LOW
------------------------------------------------------------------------------------------
1997     11        9 3/8       10 7/8    8 5/8       13       10 1/8      13 1/4    10 3/4

1996     12 1/4   10           13 1/2   11 5/32      12 3/4    9 1/2      10 1/2     8 3/4

The Company's class B Common Stock is not publicly traded.

As of March 23, 1998, there were approximately 85 holders of record of the Company's Class A Common Stock and approximately 32 holders of record of the Company's Class B Common Stock.

The Company has never paid dividends on its Common Stock. The Company currently intends to retain all future earnings, if any, for the operation and expansion of its business and does not expect to pay any cash dividends on its Common Stock in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

The financial information set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto included in this Form 10-K (in thousands, except per share and other cellular operating data).

                                                                YEARS ENDED DECEMBER 31,
                                            ----------------------------------------------------------
                                              1997          1996          1995        1994       1993
                                            -------       -------       -------     -------    -------
STATEMENT OF OPERATIONS DATA:
Revenues:
 Service..................................  $43,408       $23,120       $14,289     $ 9,784    $ 4,690
 Roamer...................................    9,475         6,414         4,562       3,897      3,146
 Equipment................................    1,020           927         1,476       2,008        271
                                            -------       -------       -------     -------    -------
   Total revenues.........................   53,903        30,461        20,327      15,689      8,107
                                            -------       -------       -------     -------    -------
Operating expenses:
 Network costs............................   11,578         6,731         4,974       3,293      2,586
 Costs of equipment sales.................    2,807         1,375         1,914       2,214        372
 Selling, general and administrative......   25,225        13,576         7,700       6,570      4,949
 Depreciation and amortization............   12,458         5,539         3,249       2,426      1,687
                                            -------       -------       -------     -------    -------
   Total operating expenses...............   52,068        27,221        17,837      14,503      9,594
                                            -------       -------       -------     -------    -------
Operating income (loss)...................    1,835         3,240         2,490       1,186     (1,487)
                                            -------       -------       -------     -------    -------
Other income (expense):
 Interest expense.........................   (6,065)         (281)       (1,365)     (1,195)      (622)
 Interest and dividend income.............      232           335           277         170         68
 Equity in earnings (losses) of
   unconsolidated subsidiaries............     (350)           52           (37)        (37)      (175)
 Minority interest........................    3,082           331             -           -          -
                                            -------       -------       -------     -------    -------
   Other income (expense), net............   (3,101)          437        (1,125)     (1,062)      (729)
                                            -------       -------       -------     -------    -------
Income (loss) before income taxes.........   (1,266)        3,677         1,365         124     (2,216)
Income tax provision (benefit)............        -           200           575        (486)         4
                                            -------       -------       -------     -------    -------
Net income (loss).........................  $(1,266)      $ 3,477       $   790     $   610    $(2,220)
                                            -------       -------       -------     -------    -------
                                            -------       -------       -------     -------    -------
Basic and diluted net income (loss) per
share.....................................  $ (0.14)      $  0.41       $  0.13     $  0.11    $ (0.42)
                                            -------       -------       -------     -------    -------
                                            -------       -------       -------     -------    -------
Basic and diluted weighted average shares
outstanding...............................    8,853         8,509         5,983       5,522      5,261

                                                                Years ended December 31,
                                            ----------------------------------------------------------
                                              1997          1996          1995        1994       1993
                                            -------       -------       -------     -------    -------
Other Operating Data:
 Net capital expenditures ................  $34,474       $23,653       $10,011     $ 6,933    $ 2,750
 EBITDA(1) ...............................  $14,293       $ 8,779       $ 5,739     $ 3,612    $   200
Other Cellular Operating Data: (2)
 Customers at year-end (3) ...............   84,600        45,094        26,764      17,402      9,352
 Penetration .............................      7.6%          7.5%          4.5%        2.9%       1.6%
 Average monthly revenue per
   cellular customer (4) .................  $    55       $    66       $    69     $    84    $    98
 Average monthly retention rate (5) ......     98.4%         98.7%          99.0%       99.2%     99.0%
 Cell sites at year-end ..................      121            72             64          55        36

                                                                       DECEMBER 31,
                                             ----------------------------------------------------------
                                               1997        1996            1995         1994      1993
                                             --------    --------        -------      -------   -------
Balance Sheet Data:
 Working capital (deficit) . . . . . . . .   $    513    $ (11,215)      $ (4,415)    $    80   $(1,230)
 Net property and equipment. . . . . . . .     77,920       41,935         23,517      16,479    11,014
 Total assets. . . . . . . . . . . . . . .    181,588       60,507         30,138      22,439    14,074
 Total debt. . . . . . . . . . . . . . . .    128,000        8,492         19,123      15,117    10,953
 Total shareholders' equity. . . . . . . .     33,730       34,996          5,458       4,668       760

-------------------

    (1) EBITDA, the sum of operating income, depreciation and amortization, is utilized as a measurement of performance within the cellular industry. It should not however, be used as an alternative to using operating income or net income as an indicator of operating performance or cash flows as a measure of liquidity. Further, EBITDA is not a GAAP-based financial measure and should not be considered as an alternative to GAAP-based measures of financial performance. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

    (2) Includes Minnesota cellular operations for 1993 to 1997 and Maine cellular operations in 1997.

    (3) In addition to the 84,600 cellular customers in Minnesota and Maine, the Company also serves 9,312 paging and 17,167 Wireless Alliance customers.

    (4) Determined for each period by dividing the sum of access, airtime, roaming, long distance, features, connection, disconnection, and other revenues for such period by average customers for such period (beginning customers plus ending customers, divided by two), and dividing that result by the number of months in such period.

    (5) Determined for each period by dividing total customers discontinuing service during such period by the average customers for such period (beginning customers plus ending customers, divided by two), dividing that result by the number of months in the period and subtracting from one.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following year to year comparative of Management's Discussion and Analysis of Financial Condition and Results of Operations includes May through December 1997 results of MRCC and the 1997 results of Wireless Alliance. Wireless Alliance began its operations in November 1996 and was included in 1996 fourth quarter operations

ACQUISITION

Effective May 1, 1997, the Company consummated the announced acquisition of the Maine wireless telephone operations and related assets of Unity Cellular Systems, Inc. and related cellular and microwave licenses from InterCel, Inc. The Company operates its Maine operations through a wholly owned subsidiary, MRCC. The acquired licenses cover the Bangor, Maine MSA and Maine RSA 3 (which includes Augusta, the state capitol). In addition, the Company acquired InterCel's 51% interest in the Northern Maine Cellular Partnership, which holds a cellular license for Maine RSA 2. The Company also acquired the remaining 49% in Northern Maine from an unrelated third party for approximately $7 million. Headquartered in Bangor, MRCC serves more than 31,000 wireless customers within a 20,500 square-mile service area that encompasses approximately 518,000 POPs.

JOINT VENTURE

On August 26, 1996, the Company and Aerial Communications, Inc., formerly APT Minneapolis, Inc., announced the signing of a letter of intent to establish a joint venture named Wireless Alliance, LLC. Wireless Alliance will construct and operate Personal Communications Services ("PCS") networks in Duluth, Virginia and Hibbing Minnesota, Fargo and Grand Forks, North Dakota, Superior, Wisconsin and Sioux Falls, South Dakota (674,000 POPs). Prior to completion of the PCS build out, Wireless Alliance has been reselling cellular service to its 17,000 customers. As PCS service becomes available during 1998, customers will be given a dual mode phone service strategy as an alternative to their existing cellular service. Wireless Alliance is 51 percent owned by the Company and 49 percent owned by Aerial Communications, Inc. The Company is responsible for managing Wireless Alliance. Of the $19.6 million total investment, as of December 31, 1997, the Company has contributed $10.0 million towards its 51 percent ownership while APT has contributed $9.6 million in PCS licenses. In addition, the Company has contributed $8.1 million in excess of its 51 percent ownership, which is reflected as a note receivable from Wireless Alliance eliminated in consolidation.

GENERAL

The Company's principal operating objective is to increase revenues and achieve profitability through the acquisition and development of new cellular and digital markets and increased penetration in existing markets. Its total market encompasses 1.79 million POPS. The Company has continued to penetrate its existing Minnesota markets through innovative sales initiatives. However, the development of the Wireless Alliance cellular reselling program and the customers added through the acquisition of MRCC were the primary factors in
the Company's increased revenues in Fiscal 1997.   Total customers increased
102% to 111,000 in 1997 as compared to 55,000 in 1996. Offsetting the increase in customers was a decrease in the average monthly revenue per customer from $66 in 1996 to $55 in 1997. The Company believes that this decrease reflects an industry wide trend of adding lower-usage customers, who use cellular service for personal convenience, security or as an alternative communication resource for their traditional landline telephone service.

The Company intends to pursue acquisitions to the extent they enhance or extend its network or increase shareholder value although there can be no assurance any such acquisition will be consummated.

The Company emphasizes customer support in an effort to maximize its customer retention. For the year ended December 31, 1997, the Company experienced an average monthly retention rate of 98.4%, as compared to an industry average monthly retention rate of 97.3 %, as reported in the CTIA Data Survey dated November 30, 1997. Customer retention continues to be a challenge as the Company's customer base grows and competition increases. However, the Company believes that it will continue to maintain relatively high retention rates due in part to its territory manager distribution philosophy and by offering communication service packages and value-added features anticipating customer needs and by providing high quality and knowledgeable customer service.

The Company's revenues consist of charges to customers for cellular and paging service, roaming revenues and equipment sales. Service revenues include monthly access charges, charges for airtime used in excess of the time included in the service package purchased, long distance charges derived from calls placed by the Company's customers and cellular and paging equipment lease revenues. In addition, other charges include activation and feature charges for such features as voice mail, call waiting, and call forwarding.

Roaming revenues consist of airtime, long distance and service fees charged for providing service to customers of other cellular systems that place or receive a call within the Company's cellular service area. The per minute rate paid by a roamer, or the intercarrier exchange rate, is determined by an agreement between the Company and the roamer's cellular carrier. The Company has reciprocal agreements with cellular licensees in adjacent cellular service areas that allow the Company to provide service to its customers calling from or receiving calls in these territories at favorable rates. The Company believes that roaming revenues will continue to increase as a result of an increase in both the number of roaming customers and roaming minutes of use as the cellular industry matures. The Company believes these increases will more than offset an expected decline in intercarrier exchange rates.

Equipment sales consist of cellular and paging equipment and accessory sales to customers. Within certain markets, the Company rents equipment to customers in order to reduce the customers' perception that the cost of purchasing cellular service is prohibitive. This program may negatively affect equipment sales; however, its influence is lessened by other equipment sales programs initiated in newly acquired markets.

Operating income before depreciation and amortization ("EBITDA") increased 63% to $14.2 million in 1997 as compared to $8.8 million in 1996. Industry analysts consider EBITDA a meaningful measure of an entity's ability to meet long-term financial obligations and growth in EBITDA a meaningful reflection of future profitability, especially in a capital-intensive industry such as cellular telecommunications. The results discussed below may not be indicative of future results.

RESULTS OF OPERATIONS

The following table presents certain consolidated statements of operations data as a percentage of total revenues for the periods indicated:

                                                                 YEARS ENDED DECEMBER 31,
                                                           -----------------------------------
                                                           1997           1996           1995
                                                           -----          -----          -----
Revenues:
  Service. . . . . . . . . . . . . . . . . . . .            80.5%          75.9%          70.3%
  Roamer . . . . . . . . . . . . . . . . . . . .            17.6           21.1           22.4
  Equipment. . . . . . . . . . . . . . . . . . .             1.9            3.0            7.3
                                                           -----          -----          -----
    Total revenues . . . . . . . . . . . . . . .           100.0          100.0          100.0
                                                           -----          -----          -----
Operating expenses:
  Network costs. . . . . . . . . . . . . . . . .            21.5           22.1           24.5
  Cost of equipment sales. . . . . . . . . . . .             5.2            4.5            9.4
  Selling, general, and administrative . . . . .            46.8           44.6           37.9
  Depreciation and amortization. . . . . . . . .            23.1           18.2           16.0
                                                           -----          -----          -----
    Total operating expenses . . . . . . . . . .            96.6           89.4           87.8
                                                           -----          -----          -----
  Operating income . . . . . . . . . . . . . . .             3.4           10.6           12.2
                                                           -----          -----          -----
Other income (expense):
  Interest expense . . . . . . . . . . . . . . .           (11.3)          (0.9)          (6.7)
  Interest and dividend income . . . . . . . . .             0.4            1.1            1.4
  Equity in earnings (losses) of
       unconsolidated subsidiaries . . . . . . .            (0.6)           0.2           (0.2)
  Minority interest. . . . . . . . . . . . . . .             5.7            1.1            -
                                                           -----          -----          -----
    Other income (expense), net. . . . . . . . .            (5.8)           1.5           (5.5)
                                                           -----          -----          -----
Income before income taxes . . . . . . . . . . .            (2.4)          12.1            6.7
Income tax provision . . . . . . . . . . . . . .             -              0.7            2.8
                                                           -----          -----          -----
Net income (loss). . . . . . . . . . . . . . . .            (2.4)%         11.4%           3.9%
                                                           -----          -----          -----
                                                           -----          -----          -----
EBITDA (1) . . . . . . . . . . . . . . . . . . .            26.5%          28.8%          28.2%

(1) EBITDA, the sum of operating income, depreciation and amortization, is utilized as a performance measurement within the cellular industry. It should not, however, be used as an alternative to using operating income or net income as an indicator of operating performance or cash flows as a measure of liquidity. Further, EBITDA is not a GAAP-based financial measure and should not be considered as an alternative to GAAP-based measures of financial performance.

YEARS ENDED DECEMBER 31, 1997 AND 1996

REVENUES

Service revenues for 1997 increased 87.7% to $43.4 million from $23.1 million for 1996. Partially offset by a decrease of 16.7% in the corresponding average revenue per customer, this growth was primarily due to the increase in the number of customers. Customer growth in existing markets accounted for 25% of the increase while newly acquired markets accounted for the other 75%.

Roamer revenues for 1997 increased 47.4% to $9.5 million from $6.4 million in 1996, reflecting the increase in the number of markets served. Markets have increased as a result of the activation of additional cell sites and acquisitions of new service areas. Individual customer roamer remained relatively unchanged when compared to 1996.

Equipment revenues for 1997 increased 10.0% to $1.0 million from 1996. Although the equipment rental program continues to remain popular in several of the Company's markets, this increase reflects a $650,000 impact of the phone sales program utilized in one of the Company's acquired markets.

OPERATING EXPENSES

Network costs for 1997 increased 72.0% to $11.6 million from $6.7 million for 1996. The increased expenses reflect additional operating expenses from new cell sites and markets that were added during 1997 and higher total variable costs resulting from increased network usage. Network expenses include switching and transport expenses and the expenses associated with the maintenance and operation of the Company's cellular and paging network facilities. As a percentage of total revenues, network costs improved from 22.1% in 1996 to 21.5% in 1997 primarily reflecting the greater leverage of the fixed component of network costs. Contributing to the economy of scale efficiencies was the digital microwave network, which eliminated the reliance on third party phone company assistance in connecting cell site communication to the switch. In addition, the Company completed construction of its own MTSO in the third quarter of 1997 thereby reducing the Company's reliance on Switch 2000, Inc., an unconsolidated affiliate, for switching services.

Selling, general, and administrative ("SG&A") expenses increased 85.8% from $13.6 million in 1996 to $25.2 million in 1997. As a percentage of total revenues, SG&A increased from 44.6% in 1996 to 46.8% in 1997. SG&A includes salaries, benefits, and operating expenses such as marketing, commissions, customer support, accounting, administration, and billing. The 85.8% increase in SG&A over the prior year primarily reflects the incorporation of additional costs resulting from the acquisition of MRCC. However, its increase as a percentage of sales was a result of the significant up front costs encountered in developing new markets. As a result, the average acquisition cost per gross cellular customer increased by 31.2% to $403 for 1997 from $307 in 1996.

Depreciation and amortization expense for 1997 increased 125% to $12.5 million from $5.5 million for 1996. The increase reflects the Company's continued construction and acquisition efforts and in its investments in network facilities and rental equipment. Specifically contributing to the increase was the depreciation relating to the construction of 15 additional cell sites and the acquisition of 35.

OPERATING INCOME

Operating income for 1997 was $1.8 million with an operating margin of 3.4% compared to operating income of $3.2 million with an operating margin of 10.6% in 1996. The decrease in operating income was due primarily to the increase in total depreciation incurred resulting from the Company's acquisition of the Maine wireless telephone operations and the related assets of Unity Cellular Systems, Inc. and the construction activity during the year.

OTHER INCOME (EXPENSE)

Interest expense for 1997 increased to $6.1 million from $280,000 for 1996. The increase in interest expense is a result of higher average borrowings associated with the Company's recent acquisitions and growth initiatives. Partially offsetting the impact of increased interest expense was the minority interest in losses of Wireless Alliance, LLC.

YEARS ENDED DECEMBER 31, 1996 AND 1995

REVENUES

Service revenues for 1996 increased 61.8% to $23.1 million from $14.3 million for 1995, resulting primarily from a 68.5% increase in the number of cellular customers, partially offset by a decrease of 4.1% in the corresponding average revenue per customer. The Company has achieved this growth through the implementation of customer sales and service strategies and by adherence to network service quality controls. This growth resulted in a market penetration rate of 7.5% at December 31, 1996, up significantly from 4.5% at December 31, 1995. Service revenues include paging revenues, which increased 69.6% to $836,000 for 1996 from $493,000 for 1995.

Roamer revenues for 1996 increased 40.6% to $6.4 million from $4.6 million for 1995. This increase was primarily due to a 138.8% increase in the number of roamer minutes resulting in part from expanded coverage provided by eight additional cell sites and overall increased usage of the Company's cellular service by a greater number of roamers in the Company's cellular service area. While total roamer revenues increased, the average revenue per roamer declined due in part to reductions in intercarrier exchange rates under reciprocal agreements with certain surrounding cellular carriers.

Equipment revenues for 1996 decreased 37.2% from 1995. This decrease reflects the growing popularity of the Company's equipment rental program among new customers.

OPERATING EXPENSES

Network costs for 1996 increased 35.3% to $6.7 million from $5.0 million for 1995, while as a percentage of total revenues, declined to 22.1% from 24.5%. The increased expenses reflect additional operating expenses from new cell sites that were added during 1995 and 1996 and higher total variable costs resulting from increased network usage as a result of customer demand, offset by economy of scale efficiencies.

SG&A expenses for 1996 increased as a percentage of total revenues to 44.6% from 37.9% for 1995 and to $13.6 million from $7.7 million. The increases were due primarily to an increase in the number and amount of commissions paid as a result of the Company's marketing and promotional strategies, additional employees and incremental wage and benefit increases. Although SG&A increased due to strong customer growth, the average acquisition cost per gross cellular customer decreased by 22.3% to $307 for 1996 from $395 for 1995 due primarily to customer growth and the decline in equipment subsidies.

Depreciation and amortization expenses for 1996 increased 70.5% to $5.5 million from $3.2 million for 1995. The increases were primarily a result of the continued increase in investments made by the Company in network facilities and rental equipment placed into service during 1996.

OPERATING INCOME

Operating income for 1996 was $3.2 million with an operating margin of 10.6% compared to operating income of $2.5 million with an operating margin of 12.2% in 1995. The increase in operating income was due primarily to the increases in total revenues for the respective periods and lower acquisition costs per gross cellular customer. The lower operating margin in 1996 was a result of higher SG&A expenses.

OTHER INCOME (EXPENSE)

Interest expense for 1996 decreased 79.5% to $280,000 from $1.4 million for 1995 as a result of the repayment of debt with proceeds from the Company's initial public offering in February 1996. The Company reflected the minority interest's portion of the net loss of Wireless Alliance as income during 1996.

NET INCOME

Income before income taxes for 1996 increased 169.4% to $3.7 million from $1.4 million in 1995. The Company's effective tax rate is lower than the statutory rate because of the utilization of alternative minimum tax and net operating loss carryforwards. The provision for income taxes for the year ended December 31, 1996 of $200,000 results from the Company's providing for federal and state alternative minimum tax. Net income for 1996 increased 340.2% to $3.5 million from $790,000 in 1995. The increase in net income was due primarily to an increase in total revenues and a decrease in interest expense as a result of the repayment of debt.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

The Company's primary liquidity requirements are for operating expenses, acquisitions, and expansion of network services and facilities to support customer growth. As of December 31, 1997, the Company had 121 cell sites and 46 paging transmitters. The Company will continue to construct additional cell sites and purchase cellular equipment in order to increase capacity as customer and usage volumes increase. Specific capital requirements of the Company are based on the property, equipment, and network facilities requirements associated with the Company's acquisition and expansion strategy and rate of customer growth. The Company currently estimates that it will spend approximately $20.0 million for network expansion during 1998. While the Company believes it will be able to borrow from third parties the amounts required to continue its network expansion, there can be no assurance that it can do so at acceptable terms. The failure to raise such financing would have a material adverse effect on the Company.

FINANCING

On May 1, 1997, the Company entered into an agreement with T. D. Securities
(USA), Inc. for a $140 million Senior Secured Reducing Revolving Credit Facility (the "Facility"). On December 30, 1997, the Company completed an amendment to this agreement increasing the Facility to $160 million. Under the Facility, amounts may be borrowed or repaid at any time through maturity provided that, at no time, the aggregate outstanding borrowings exceed the total available under the Facility. During the second quarter of 1997, proceeds from the Facility were used to acquire the net assets of MRCC, fund the capital expenditures of Wireless Alliance, and refinance all outstanding amounts under the Company's previous loan facility with the St. Paul Bank for Cooperatives. Future uses for funds available under the Facility will be to fund Wireless Alliance, LLC, network expansion, and for other general corporate purposes.

At the Company's discretion, advances under the Facility bear interest at LIBOR (London Interbank Offering Rate) or Base Rate plus an applicable margin and will be based on the Company's ratio of indebtedness to annualized operating cash flow as of the end of the most recently completed fiscal quarter. A commitment fee on the unused portion of the Facility is payable quarterly. Facility security has been provided by a pledge of all the assets of the Company including stock of all operating subsidiaries of the Company and Wireless Alliance. Mandatory commitment reductions will be required upon any material sale of assets. The Facility is subject to various covenants including the ratio of indebtedness to annualized operating cash flow and the ratio of annualized operating cash flow to interest expense. During 1997, the Company entered into an interest hedge agreement for $80 million of the Facility that limits interest rates to no more than 7.85% for a minimum of two years.

CASH FLOWS

Cash flows provided by operating activities for the year ended December 31, 1997 and 1996 was $8.0 million and $9.6 million, respectively, with the primary source being an increase in depreciation and amortization.

Net cash used in investing activities during the year ended December 31, 1997 and 1996 was $124.6 million and $25.4 million, respectively. The principal use of cash during fiscal 1997 included the Company's acquisition of assets from Unicel and Northern Maine Partnership, the capital expenditures of Wireless Alliance, property and equipment purchased for the network and switch, construction costs, and costs related to the equipment purchased for the phone rental program.

Net cash provided by financing activities during the year ended December 31, 1997 and 1996 was $118.3 million and $15.9 million, respectively. As noted above, during the second quarter the Company entered into a revolving credit agreement and repaid all long-term debt outstanding under the Company's existing loan agreement with the St. Paul Bank for Cooperatives.

The Company is currently negotiating with a commercial lending institution for a new revolving credit facility. The purpose of the facility will be to acquire the assets of Atlantic Cellular Systems, Inc. and Western Maine Cellular, Inc., for Wireless Alliance PCS investment requirements, and for other general corporate purposes.

OTHER MATTERS

INFLATION

The impact of inflation on the Company has not been significant.

YEAR 2000 ISSUE

The Company has assessed and continues to assess the impact of the Year 2000 issue on its reporting systems and operations. The Year 2000 issue exists because many computer systems and applications currently use two-digit fields to designate a year. As the century date occurs, date sensitive systems will recognize the year 2000 as 1900 or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process critical financial and operational information incorrectly.

During fiscal 1997, the Company did not incur any cost to modify existing computer systems and applications, and estimates that approximately $600,000 will be incurred in 1998 and 1999. The Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner. If Year 2000 modifications are not properly completed either by the Company or its vendors, banks or any other entities with whom the Company conducts business, the Company could be adversely impacted.

SUBSEQUENT EVENT

On February 13, 1998, the Company entered into a definitive agreement to purchase the net assets of Atlantic Cellular, L.P. ("Atlantic") for approximately $256 million. The cellular properties to be acquired from Atlantic include the entire state of Vermont (RSA 1, RSA 2 and the Burlington Metropolitan Statistical Area); western New Hampshire (RSA 1); the northeastern corner of New York (RSA 2); and northwestern Massachusetts (RSA
1).

On February 19, 1998, the Company entered into a definitive agreement to purchase Western Maine Cellular (WMC), a wholly owned subsidiary of Utilities, Inc. for approximately $7.5 million. The cellular properties provide service to western Maine (RSA 1).

Long term financing to support both the purchases of Atlantic and WMC has been arranged through Toronto Dominion Bank, which has also acted as a financial advisor to the Company

SEASONALITY

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

Certain unaudited quarterly results for 1997 and 1996 are set forth below (in thousands, except average monthly revenue per cellular customer):

                                               1997 QUARTER ENDED
                                      -----------------------------------------
                                      Mar 31      Jun 30     Sep 30      Dec 31
                                      ------     -------    -------     -------
     Total revenues ...............   $8,323     $13,326    $16,747     $15,507
     Operating income (loss) ......     (354)        511      1,781        (103)
     EBITDA(1) ....................    1,608       3,438      5,429       3,818
     Average monthly revenue
       per cellular customer ......      $52         $58        $61         $50

                                               1996 QUARTER ENDED
                                      -----------------------------------------
                                      Mar 31      Jun 30     Sep 30      Dec 31
                                      ------     -------    -------     -------
     Total revenues ...............   $5,682     $ 7,446    $ 9,046     $ 8,287
     Operating income (loss) ......     (252)        896      2,354         242
     EBITDA(1) ....................      718       2,206      3,854       2,001
     Average monthly revenue
       per cellular customer ......      $59         $68        $77         $62

(1) See footnote (1) on page 18 under "Item 6. Selected Financial Data" for a definition and discussion of EBITDA.

FORWARD-LOOKING INFORMATION

Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainties. Such factors include but are not limited to: economic conditions, customer growth rates and the rate at which customer acquisition costs are recovered, higher than planned operating expenses and capital expenditures, competition from other cellular operators and the financial uncertainties associated with managing the Company's market expansion through the Wireless Alliance joint venture, the MRCC acquisition, and the anticipated acquisition of Atlantic Cellular and Western Maine.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements and Notes thereto commencing on Page
F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of the Company is set forth in the Proxy Statement under the heading "Election of Directors" and is incorporated herein by reference. The information regarding executive officers of the Company is contained in Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this item is set forth in the Proxy Statement under the headings "Election of Directors" and "Executive Compensation" and is incorporated herein by reference.

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

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                               Page Number
                                                                                 in this
                                                                                Form 10-K
                                                                               -----------
(a)  (1)  CONSOLIDATED FINANCIAL STATEMENTS
          ---------------------------------
          Report of Independent Public Accountants                                 F-1

          Consolidated  Balance Sheets as of December 31, 1997 and 1996            F-2

          Consolidated Statements of Operations for the Years Ended
          December 31, 1997, 1996 and 1995                                         F-4

          Consolidated Statements of Shareholders' Equity for the Years
          Ended December 31, 1997, 1996 and 1995                                   F-5

          Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1997, 1996 and 1995                                         F-6

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

     (3)  EXHIBITS
          --------
          See Exhibit Index on page 49.

(b)  REPORTS ON FORM 8-K

     None

(c)  EXHIBITS

     See Exhibit Index on page 49.

(d)  OTHER FINANCIAL STATEMENTS

     Not applicable.

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Rural Cellular Corporation



                                       /s/ Richard P. Ekstrand
                                       -----------------------------------------
                                       RICHARD P. EKSTRAND
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: March 30, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the date indicated.

SIGNATURE                          TITLE                             DATE
---------                          -----                             ----

/s/ Richard P. Ekstrand            President and
-----------------------------      Chief Executive Officer           March 30, 1998
Richard P. Ekstrand                (Principal Executive
                                   Officer) and Director

/s/  Wesley E. Schultz             Vice President of Finance and
----------------------------       Chief Financial Officer           March 30, 1998
Wesley E. Schultz                  (Principal Financial
                                   and Accounting Officer)

/s/ George W. Wikstrom Jr.         Director                          March 30, 1998
----------------------------
George W. Wikstrom Jr.

/s/ Don C. Swenson                 Director                          March 30, 1998
----------------------------
Don C. Swenson

/s/ Robert K. Eddy                 Director                          March 30, 1998
----------------------------
Robert K. Eddy

/s/ Jeffrey S. Gilbert             Director                          March 30, 1998
----------------------------
Jeffrey S. Gilbert

/s/ Marvin C. Nicolai              Director                          March 30, 1998
----------------------------
Marvin C. Nicolai

/s/ George M. Revering             Director                          March 30, 1998
----------------------------
George M. Revering

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Rural Cellular Corporation:

We have audited the accompanying consolidated balance sheets of Rural Cellular Corporation (a Minnesota corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rural Cellular Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                       ARTHUR ANDERSEN LLP


Minneapolis, Minnesota,
February 6, 1998

                    RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                        ASSETS

                                                                                                   DECEMBER 31,
                                                                                          ---------------------------
                                                                                               1997           1996
                                                                                          ------------    -----------
CURRENT ASSETS:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  1,994,628    $   237,499
  Accounts receivable, less allowance of $1,146,000 and $308,000. . . . . . . . . . . .      9,621,032      6,240,137
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,774,222      1,309,862
  Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        765,939        341,964
                                                                                          ------------    -----------
    Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14,155,821      8,129,462
                                                                                          ------------    -----------

PROPERTY AND EQUIPMENT, less accumulated depreciation of $23,874,000 and $13,496,000. .     77,920,283     41,935,497

INVESTMENTS AND OTHER ASSETS:
  Licenses and other intangible assets, less accumulated amortization of
    $1,490,000 and $18,000. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     81,348,237      6,710,419
  Investments in unconsolidated affiliates. . . . . . . . . . . . . . . . . . . . . . .      1,094,531      1,442,569
  Restricted investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        910,063        884,844
  Other assets, less accumulated amortization of $178,000 and $35,000 . . . . . . . . .      6,159,133      1,404,068
                                                                                          ------------    -----------
    Total investments and other assets. . . . . . . . . . . . . . . . . . . . . . . . .     89,511,964     10,441,900
                                                                                          ------------    -----------
                                                                                          $181,588,068    $60,506,859
                                                                                          ------------    -----------
                                                                                          ------------    -----------

                 RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                       DECEMBER 31,
                                                                              ---------------------------
                                                                                   1997           1996
                                                                              ------------    -----------
CURRENT LIABILITIES:
  Current maturities of long-term debt. . . . . . . . . . . . . . . . . . .   $          -    $ 8,447,920
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7,959,778      8,913,734
  Advance billings and customer deposits. . . . . . . . . . . . . . . . . .      2,541,015      1,399,965
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,595,212         88,892
  Other accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . .      1,546,347        493,527
                                                                              ------------    -----------
    Total current liabilities . . . . . . . . . . . . . . . . . . . . . . .     13,642,352     19,344,038

LONG-TERM DEBT. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    128,000,000         43,886
                                                                              ------------    -----------
    Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .    141,642,352     19,387,924
                                                                              ------------    -----------
MINORITY INTEREST . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6,215,480      6,122,583
                                                                              ------------    -----------
COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY:
  Class A common stock; $.01 par value; 15,000,000 shares
    Authorized; 7,592,628 and 7,502,552 shares issued and outstanding . . .         75,926         75,025
  Class B common stock; $.01 par value; 5,000,000 shares
    Authorized; 1,260,668 and 1,350,744 shares issued and outstanding . . .         12,607         13,508
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . .     34,445,849     34,445,849
  Retained earnings (accumulated deficit) . . . . . . . . . . . . . . . . .       (804,146)       461,970
                                                                              ------------    -----------
    Total shareholders' equity. . . . . . . . . . . . . . . . . . . . . . .     33,730,236     34,996,352
                                                                              ------------    -----------
                                                                              $181,588,068    $60,506,859
                                                                              ------------    -----------
                                                                              ------------    -----------


                The accompanying notes are an integral part of these
                          consolidated financial statements.

                      RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          YEARS ENDED DECEMBER 31,
                                                                  -----------------------------------------
                                                                     1997           1996           1995
                                                                  -----------    -----------    -----------
REVENUES:
  Service . . . . . . . . . . . . . . . . . . . . . . . . . .     $43,407,782    $23,119,691    $14,289,434
  Roamer. . . . . . . . . . . . . . . . . . . . . . . . . . .       9,474,907      6,413,524      4,561,760
  Equipment . . . . . . . . . . . . . . . . . . . . . . . . .       1,020,014        927,128      1,475,716
                                                                  -----------    -----------    -----------
    Total revenues. . . . . . . . . . . . . . . . . . . . . .      53,902,703     30,460,343     20,326,910
                                                                  -----------    -----------    -----------
OPERATING EXPENSES:
  Network costs . . . . . . . . . . . . . . . . . . . . . . .      11,577,886      6,731,130      4,973,598
  Cost of equipment sales . . . . . . . . . . . . . . . . . .       2,807,206      1,374,980      1,913,664
  Selling, general and administrative . . . . . . . . . . . .      25,224,683     13,575,347      7,699,964
  Depreciation and amortization . . . . . . . . . . . . . . .      12,458,286      5,539,067      3,249,313
                                                                  -----------    -----------    -----------
    Total operating expenses. . . . . . . . . . . . . . . . .      52,068,061     27,220,524     17,836,539
                                                                  -----------    -----------    -----------
OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . . .       1,834,642      3,239,819      2,490,371
                                                                  -----------    -----------    -----------
OTHER INCOME (EXPENSE):
  Interest expense. . . . . . . . . . . . . . . . . . . . . .      (6,064,468)      (280,146)    (1,365,852)
  Interest and dividend income. . . . . . . . . . . . . . . .         231,809        334,850        277,352
  Equity in earnings (losses) of unconsolidated affiliates. .        (350,539)        51,519        (37,021)
  Minority interest . . . . . . . . . . . . . . . . . . . . .       3,082,440        330,892              -
                                                                  -----------    -----------    -----------
    Other income (expense), net . . . . . . . . . . . . . . .      (3,100,758)       437,115     (1,125,521)
                                                                  -----------    -----------    -----------
INCOME (LOSS) BEFORE INCOME TAX . . . . . . . . . . . . . . .      (1,266,116)     3,676,934      1,364,850
INCOME TAX PROVISION. . . . . . . . . . . . . . . . . . . . .               -        200,000        575,003
                                                                  -----------    -----------    -----------
NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . . .     $(1,266,116)   $ 3,476,934    $   789,847
                                                                  -----------    -----------    -----------
                                                                  -----------    -----------    -----------
BASIC  AND DILUTED NET INCOME (LOSS) PER SHARE. . . . . . . .     $     (0.14)   $      0.41    $      0.13
                                                                  -----------    -----------    -----------
                                                                  -----------    -----------    -----------
BASIC  AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING. . . .       8,853,296      8,508,908      5,983,420


                The accompanying notes are an integral part of these
                          consolidated financial statements.

                 RURAL CELLULAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                    CLASS A                 CLASS B
                                                  COMMON STOCK            COMMON STOCK          ADDITIONAL
                                             ---------------------    --------------------       PAID -IN
                                              SHARES        AMOUNT     SHARES       AMOUNT        CAPITAL
---------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1994  . . . . . .      4,302,671     $43,027    1,680,762    $16,808      $8,412,634
  Net Income  . . . . . . . . . . . . .              -           -            -          -               -
---------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1995  . . . . . .      4,302,671      43,027    1,680,762     16,808       8,412,634
  Issuance of common stock,
    net of offering expenses. . . . . .      2,869,863      28,698            -          -      26,033,215
  Conversion of Class B common
    stock to Class A common stock . . .        330,018       3,300     (330,018)    (3,300)              -
  Net Income  . . . . . . . . . . . . .              -           -            -          -               -
---------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1996  . . . . . .      7,502,552      75,025    1,350,744     13,508      34,445,849
  Conversion of Class B common
    stock to Class A common stock . . .         90,076         901      (90,076)      (901)              -
  Net Income  . . . . . . . . . . . . .              -           -            -          -               -
---------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1997  . . . . . .      7,592,628     $75,926    1,260,668    $12,607     $34,445,849


                                               RETAINED
                                               EARNINGS            TOTAL
                                             (ACCUMULATED    SHAREHOLDER'S
                                               DEFICIT)          EQUITY
--------------------------------------------------------------------------
BALANCE, December 31, 1994  . . . . . .      $(3,804,811)     $ 4,667,658
  Net Income  . . . . . . . . . . . . .          789,847          789,847
--------------------------------------------------------------------------
BALANCE, December 31, 1995  . . . . . .       (3,014,964)       5,457,505
  Issuance of common stock,
    net of offering expenses. . . . . .                -       26,061,913
  Conversion of Class B common
    stock to Class A common stock . . .                -                -
  Net Income  . . . . . . . . . . . . .        3,476,934        3,476,934
--------------------------------------------------------------------------
BALANCE, December 31, 1996  . . . . . .          461,970       34,996,352
  Conversion of Class B common
    stock to Class A common stock . . .                -                -
  Net Income  . . . . . . . . . . . . .       (1,266,116)      (1,266,116)
--------------------------------------------------------------------------
BALANCE, December 31, 1997  . . . . . .      $  (804,146)     $33,730,236


                The accompanying notes are an integral part of these
                          consolidated financial statements.

                 RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   YEARS ENDED DECEMBER 31,
                                                                        ----------------------------------------------
                                                                            1997              1996            1995
                                                                        -------------     ------------     -----------
OPERATING ACTIVITIES:
  Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .   $  (1,266,116)    $  3,476,934     $   789,847
  Adjustments to reconcile to net cash provided by
    Operating activities:
    Depreciation and amortization . . . . . . . . . . . . . . . . . .      12,458,286        5,539,067       3,249,313
    Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .               -                -         500,000
    Equity in earnings (losses) of unconsolidated affiliates  . . . .         350,539          (51,519)         37,021
    Change in minority interest . . . . . . . . . . . . . . . . . . .      (3,082,440)        (330,892)              -
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (41,662)        (184,036)       (186,332)
    Change in other operating elements:
      Accounts receivable . . . . . . . . . . . . . . . . . . . . . .      (1,008,231)      (3,220,417)       (640,326)
      Inventories . . . . . . . . . . . . . . . . . . . . . . . . . .         (27,448)        (681,846)        294,973
      Other current assets. . . . . . . . . . . . . . . . . . . . . .        (262,193)        (246,271)         (7,283)
      Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .      (2,524,360)       4,871,828       3,059,394
      Advance billings and customer deposits. . . . . . . . . . . . .         796,791          435,502         145,204
      Other accrued expenses. . . . . . . . . . . . . . . . . . . . .       2,649,214           30,517        (300,600)
                                                                        -------------     ------------     -----------
        Net cash provided by operating activities . . . . . . . . . .       8,042,380        9,638,867       6,941,211
                                                                        -------------     ------------     -----------
INVESTING ACTIVITIES:
  Purchases of property and equipment, net. . . . . . . . . . . . . .     (34,927,880)     (24,213,803)     (9,312,820)
  Contributions to unconsolidated affiliates. . . . . . . . . . . . .          (2,500)        (225,156)       (368,964)
  Purchases of restricted investments . . . . . . . . . . . . . . . .               -                -        (101,178)
  Purchases of Unicel and Northern Maine. . . . . . . . . . . . . . .     (85,705,736)               -               -
  Payments made for other assets. . . . . . . . . . . . . . . . . . .      (4,064,126)               -               -
  Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          80,845         (996,713)       (121,777)
                                                                        -------------     ------------     -----------
        Net cash used in investing activities . . . . . . . . . . . .    (124,619,397)     (25,435,672)     (9,904,739)
                                                                        -------------     ------------     -----------
FINANCING ACTIVITIES:
  Proceeds from issuance of common stock,
    net of offering expenses. . . . . . . . . . . . . . . . . . . . .               -       26,540,066        (478,153)
  Proceeds from issuance of long-term debt. . . . . . . . . . . . . .     137,695,000       14,740,927       4,251,648
  Repayments of long-term debt. . . . . . . . . . . . . . . . . . . .     (18,161,371)     (25,371,826)       (920,952)
  Payments of debt issuance costs . . . . . . . . . . . . . . . . . .      (1,199,483)               -               -
                                                                        -------------     ------------     -----------
        Net cash provided by financing activities . . . . . . . . . .     118,334,146       15,909,167       2,852,543
                                                                        -------------     ------------     -----------
NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . . . .       1,757,129          112,362        (110,985)
CASH, at beginning of year  . . . . . . . . . . . . . . . . . . . . .         237,499          125,137         236,122
                                                                        -------------     ------------     -----------
CASH, at end of year  . . . . . . . . . . . . . . . . . . . . . . . .   $   1,994,628     $    237,499     $   125,137
                                                                        -------------     ------------     -----------
                                                                        -------------     ------------     -----------


                The accompanying notes are an integral part of these
                          consolidated financial statements.

                 RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996
                                    (CONTINUED)

1.  ORGANIZATION AND NATURE OF BUSINESS:

Rural Cellular Corporation and its subsidiaries ("Company" or "RCC") provide cellular communication service in the northern half of Minnesota and portions of Maine and paging service in northern Minnesota and eastern North Dakota ("Company Service Area"). The Company operates its cellular and paging systems under licenses granted by the Federal Communications Commission ("FCC"). The Company's operations are subject to the applicable rules and regulations of the FCC.

2.  ACQUISITIONS:

WIRELESS ALLIANCE, LLC

In August 1996, the Company entered into Wireless Alliance, LLC (Wireless Alliance), a joint venture with APT Minneapolis, Inc., an affiliate of Aerial Communications, Inc., to construct and operate Personal Communications Services ("PCS") networks in selected cellular communication reselling markets in Minnesota, Wisconsin, North Dakota and South Dakota. In addition, these markets include the Red River Valley and 80 miles of Interstate Highway 29 in North Dakota. Wireless Alliance is owned 51 % by the Company and 49 % by APT Minneapolis, Inc.

UNITY CELLULAR SYSTEMS, INC.

Effective May 1, 1997, the Company completed the acquisition of the Maine wireless telephone operations and related assets of Unity Cellular System, Inc. ("Unicel") and related cellular and microwave licenses from InterCel Licenses, Inc., both wholly owned subsidiaries of InterCel, Inc. In addition, the Company acquired Unicel's 51% interest in Northern Maine Cellular Partnership ("Northern Maine"). The Company operates its Maine operations through a wholly owned subsidiary known as MRCC, Inc. Total consideration paid for the net assets acquired was approximately $77 million in cash. The Company also acquired the remaining 49% interest in Northern Maine from an unrelated third party for approximately $7 million. The acquisitions were funded with the proceeds of borrowings under a revolving credit facility with a group of banks headed by T.D. Securities (USA), Inc., formerly known as Toronto-Dominion Bank. The acquisitions have been accounted for under the purchase method of accounting. See note three for the purchase price allocation of the acquired net assets.

The following unaudited pro forma information presents the consolidated results of operations as if the acquisitions had occurred as of January 1, 1996. This summary is not necessarily indicative of what the results of operations of the Company and the acquired entities had been if they were a single entity during such periods, nor does it purport to represent results of operations for any future periods.

                                                                       YEAR ENDED DECEMBER 31,
                                                                      --------------------------
                                                                         1997           1996
                                                                      -----------    -----------
     Total revenues ..........................................        $58,720,638    $46,544,493
     Operating income ........................................          1,767,256      4,061,485
     Loss before cumulative effect of accounting
       change, net of tax ....................................         (3,860,945)    (3,096,254)
     Net loss  ...............................................         (3,860,945)    (4,349,435)
     Basic net loss per share ................................        $      (.44)   $      (.51)

                 RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996
                                    (CONTINUED)

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of RCC and its wholly-owned subsidiaries, MRCC, Inc., RCC Paging, Inc., RCC Wireless Company, RCC Network, Inc. and its majority owned subsidiary, Wireless Alliance. All significant intercompany balances and transactions have been eliminated. Investments in unconsolidated affiliates represent investments in companies in which RCC has a 20% to 50% ownership interest and which are accounted for under the equity method.

REVENUE RECOGNITION

The Company earns revenue by providing or reselling cellular and paging services to customers of the Company and of other cellular carriers traveling (roaming) in the Company's service area and from sales and rentals of cellular and paging equipment and accessories. Service revenue consists of the base monthly service fee and airtime revenue. Base monthly service fees are billed one month in advance and are recognized in the month earned. Airtime revenue is recognized when service is provided. Roamer revenue consists of the fee charged to other cellular carriers' customers for roaming in the Company's service area as well as related airtime revenue for use of RCC's cellular network. Roamer revenue is recognized when the service is rendered. The Company recognizes other service revenues from equipment installations, equipment leases and connection fees when earned.

INCOME TAXES

The Company follows the liability method of accounting for income taxes, and deferred income taxes are based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities based on enacted tax laws.

NET INCOME (LOSS) PER COMMON SHARE

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which changed the way companies calculate their earnings per share (EPS). SFAS 128 replaced primary EPS with basic EPS. Basic EPS is computed by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted EPS is computed by including dilutive common stock equivalents with the basic weighted average shares outstanding. The Company adopted SFAS 128 in 1997, at which time all prior year EPS was restated in accordance with SFAS 128.

INVENTORIES

Inventories consist of cellular telephone equipment, pagers and accessories and are stated at the lower of cost, determined using the specific identification method, or market.

                 RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996
                                    (CONTINUED)

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Additions, improvements or major renewals are capitalized, while expenditures, which do not enhance or extend the asset's useful life are charged to operating expenses as incurred. Depreciation is computed using the straight-line method based on the estimated useful life of the asset. The components of property and equipment and the useful lives of the assets are as follows as of December 31:

  PROPERTY AND EQUIPMENT:                   1997             1996            USEFUL LIVES
  ---------------------------------------------------------------------------------------
    Land                                $  1,965,323     $  1,233,007             N/A
    Building and towers                   23,835,317       13,680,928          15 Years
    Equipment                             62,164,386       35,650,325         2-10 Years
    Furniture and fixtures                 6,603,957        3,626,247         3-10 Years
    Assets under construction              7,225,192        1,241,124             N/A
  ---------------------------------------------------------------------------------------
    Property and equipment               101,794,175       55,431,631
    Less--accumulated depreciation       (23,873,892)     (13,496,134)
  ---------------------------------------------------------------------------------------
  PROPERTY AND EQUIPMENT, NET           $ 77,920,283     $ 41,935,497
  ---------------------------------------------------------------------------------------

The Company's network construction expenditures are recorded as assets under construction until the system or assets are placed in service, at which time the assets are transferred to the appropriate property and equipment category. As a component of assets under construction, the Company capitalizes salaries of the Company's construction employees during the construction period and the interest expense for projects that extend beyond one year.

INVESTMENTS

Investments in unconsolidated affiliates are accounted for using the equity method and represent the Company's ownership interests in Switch 2000, Inc. and Cellular 2000, Inc. Switch 2000, Inc. provides cellular switching and interconnection services to the Company. Cellular 2000, Inc. is an entity organized to own the trade name and related trademark for Cellular 2000. Restricted investments represent the Company's investments in stock of the St. Paul Bank for Cooperatives and are stated at cost, which approximates fair value. The restricted investments were purchased pursuant to the terms of a loan agreement and are restricted as to withdrawal.

LICENSES AND OTHER INTANGIBLE ASSETS

Licenses consist of the cost of acquiring paging licenses, the value assigned to the Wireless Alliance PCS licenses, and the value assigned to cellular licenses acquired through the acquisitions of Unicel and Northern Maine. Paging licenses are being amortized on a straight-line basis over 40 years while the Unicel and Northern Maine licenses are being amortized on a composite, straight-line basis over 33 years. The Wireless Alliance PCS license will be amortized over 40 years when the PCS network becomes operational. Other intangibles, resulting primarily from the acquisitions of Unicel and Northern Maine, include the value assigned to subscriber lists,
noncompete agreements and goodwill.   Other intangibles are being amortized
on a composite, straight-line basis over 33 years.

                 RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996
                                    (CONTINUED)

The components of licenses and other intangible assets are as follows as of December 31:

                                                1997             1996
     ------------------------------------------------------------------
     LICENSES:
       Cellular                              $31,891,000     $        -
       PCS                                     9,628,812      6,453,475
       Paging                                    275,000        275,000
     OTHER INTANGIBLE ASSETS                  41,043,881              -
     ------------------------------------------------------------------
                                              82,838,693      6,728,475
     Less-accumulated amortization            (1,490,456)       (18,056)
     ------------------------------------------------------------------
     LICENSES AND OTHER INTANGIBLE ASSETS    $81,348,237     $6,710,419
     ------------------------------------------------------------------

OTHER ASSETS

Other assets primarily consist of costs related to deferred financing and spectrum relocation. Deferred financing costs are amortized over the life of the debt agreement. Spectrum relocation costs will be amortized when the PCS network becomes operational.

BUSINESS AND CREDIT CONCENTRATIONS

The Company's primarily cellular customers are geographically located in the northern half of Minnesota, eastern North Dakota and central Maine. No single customer accounted for a significant amount of revenues or accounts receivable.

LONG-LIVED ASSETS

The Company periodically evaluates the value of all long-lived assets to determine if events have occurred that indicate the remaining estimated useful lives of these assets may warrant revision, or whether the remaining balance may not be recoverable. At each balance sheet date, the Company uses an estimate of future net cash flows over the remaining useful lives of the long-lived assets to measure recoverability.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has estimated fair values using available market information and appropriate valuation methods. Long-term debt fair values were determined based on borrowing rates currently available to the Company and approximated carrying value at December 31, 1997 and 1996.

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

RECLASSIFICATIONS

Certain 1996 and 1995 amounts in the accompanying consolidated financial statements have been reclassified to conform to the 1997 presentation. These reclassifications had no effect on consolidated net income or total shareholders' equity as previously reported.

                 RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996
                                    (CONTINUED)

4.  LONG-TERM DEBT:

On May 1, 1997, the Company entered into an agreement with T. D. Securities
(USA), Inc. for a $140 million Senior Secured Reducing Revolving Credit Facility (the Facility). On December 30, 1997, the Company completed an amendment to this agreement increasing the Facility to $160 million. Under the Facility, amounts may be borrowed or repaid at any time through maturity provided that, at no time, the aggregate outstanding borrowings exceed the total of the Facility. During the second quarter of 1997, proceeds from the Facility were used to acquire the net assets of Unicel and Northern Maine and to refinance all outstanding amounts under the Company's previous loan facility with the St. Paul Bank for Cooperatives.

At the Company's discretion, advances under the Facility bear interest at LIBOR (London Interbank Offering Rate) or base rate plus an applicable margin and will be based on the Company's ratio of indebtedness to annualized operating cash flow as of the end of the most recently completed fiscal quarter. A commitment fee on the unused portion of the Facility is payable quarterly. Facility security has been provided by a pledge of all the assets of the Company including stock of all operating subsidiaries of the Company and Wireless Alliance. Mandatory commitment reductions will be required upon any material sale of assets. The Facility is subject to various covenants including the ratio of indebtedness to annualized operating cash flow and the ratio of annualized operating cash flow to interest expense. As of December 31, 1997, the Company is in compliance with all covenants under the Facility.

The Company has entered into three-year interest rate swap agreements with two commercial banks in order to manage the relationship of its fixed rate versus floating rate debt. Income and expense associated with swap transactions are accrued over the periods prescribed by the contracts.
These agreements, which relate to $80 million of debt, effectively increased the Company's interest rate on the debt by approximately .3% in fiscal year 1997. The fair values of the interest rate swap agreements as of December 31, 1997 were not significant.

Future scheduled maturities of the Company's debt are as follows:

                      YEAR                        AMOUNT
                   ---------------------------------------
                      1998                    $          -
                      1999                      10,000,000
                      2000                      20,000,000
                      2001                      25,000,000
                      2002                      25,000,000
                   Thereafter                   48,000,000
                   ---------------------------------------
                                              $128,000,000
                   ---------------------------------------
                   ---------------------------------------

5.  SHAREHOLDERS' EQUITY:

AUTHORIZED SHARES

The Company's Restated Articles of Incorporation authorize the issuance of 30,000,000 shares of $.01 par value stock. Of such authorized shares, 10,000,000 have not been designated as to class as of December 31, 1997.

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

                 RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996
                                    (CONTINUED)

COMMON STOCK RIGHTS

Class A common shareholders are entitled to one vote for each share owned while Class B common shareholders are entitled to ten votes for each share owned. Each share of Class B common stock may at any time be converted into one share of Class A common stock at the option of the holder. Additionally, all issued Class B common shares will be converted into an equivalent number of Class A common shares upon the affirmative vote of not less than 66-2/3 of the then issued Class B common shares. Further, Class B common shares are automatically converted to an equal number of Class A common shares if they are transferred to anyone who is not an affiliate of the transferring shareholder of the Company.

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

The stock option plan for nonemployee directors authorize the issuance of up to 210,000 shares of Class A common stock. The plan provides that the option price shall not be less than the fair market value of the Class A common stock outstanding on the date of grant. The options vest and become exercisable over one to three years and expire between four and six years from the date of grant.

Options outstanding as of December 31, 1997 have exercise prices ranging between $8.75 and $13.06 and a weighted average remaining contractual life of 10 years. Information related to stock options is as follows:

                                               YEARS ENDED DECEMBER 31,
                                               ------------------------
                                           1996                     1997
                                     -------------------     --------------------
                                                Weighted                 Weighted
                                                Average                  Average
                                                Exercise                 Exercise
    Options                          Shares       Price      Shares        Price
    -------                          -------------------     --------------------
    Outstanding beginning of
    period                                 -     $    -      459,700      $  9.99
      Granted                        549,700      10.32      319,750         9.09
      Exercised                            -          -            -            -
      Canceled                       (90,000)     12.00      (44,250)        8.75
                                     -------------------     --------------------
    Outstanding, end of period       459,700       9.99      735,200         9.47
                                     -------------------     --------------------
    Exercisable, end of period        55,200     $ 9.92      161,895      $  9.92
                                     -------------------     --------------------
    Weighted average fair value
    of options granted                           $ 5.60                   $  6.40

                 RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996
                                    (CONTINUED)

The Company accounts for stock options under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the Company's plans been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's results of operations and net income
(loss) per share would have been reduced to the following pro forma amounts:

                                                 YEARS ENDED DECEMBER 31,
                                                1997                  1996
                                             ---------------------------------
     Net income (loss):
       As reported                           $(1,266,116)           $3,476,934
       Pro forma                              (1,890,506)            3,215,468
     Net income (loss) per share:
       As reported                              $(.14)                $.41
       Pro forma                                 (.21)                 .38

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997 and 1996: expected volatility of 51.61% and 48.5%, respectively; risk-free interest rates of 6.3%; and no expected dividend yield. The per share weighted average fair value of options granted in 1996 and 1997 was $5.75 per share and $6.40 per share, respectively.

6.  INCOME TAXES:

The components of the Company's income tax provision are as follows:

                                           YEARS ENDED DECEMBER 31,
                                   -------------------------------------
                                     1997          1996           1995
                                   --------      --------       --------
     Current:
       Federal...................      -         $106,000       $ 40,003
       State.....................      -           94,000         35,000
                                   --------      --------       --------
                                       -          200,000         75,003
     Deferred....................      -                -        500,000
                                   --------      --------       --------
                                       -         $200,000        $575,00
                                   --------      --------       --------
                                   --------      --------       --------

Reconciliation between the federal income tax rate and the effective income tax rate is as follows:

                                                            YEARS ENDED DECEMBER 31,
                                                         -----------------------------
                                                          1997       1996        1995
                                                         ------     ------      ------
 Federal income tax rate..............................      -        34.0%       34.0%
 Tax benefit of loss carryforwards....................      -       (29.8)         -
 Penalties and fines..................................      -          -         (2.1)
 State income taxes, net of federal tax benefit.......      -         1.2         6.5
 Other, net...........................................      -          -          3.7
                                                         ------     ------      ------
                                                            -         5.4%       42.1%
                                                         ------     ------      ------
                                                         ------     ------      ------

                 RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996
                                    (CONTINUED)

The income tax effect of the items that create deferred income tax assets and liabilities are as follows:

                                                         DECEMBER 31,
                                                 --------------------------
                                                     1997           1996
                                                 -----------    -----------
     Deferred income tax assets:
       Operating loss carryforwards...........   $ 4,488,000    $ 1,795,000
       Temporary differences:
         Allowance for doubtful accounts......       450,000        123,000
         Other................................       302,000        202,000
       Valuation allowance....................      (400,000)             -
                                                 -----------    -----------
         Total deferred income tax assets.....     4,840,000      2,120,000
     Deferred income tax liabilities:
       Depreciation...........................    (3,971,000)    (1,948,000)
       Intangible assets......................      (724,000)             -
       Other..................................      (145,000)      (172,000)
                                                 -----------    -----------
         Net deferred income tax asset........   $         -    $         -
                                                 -----------    -----------
                                                 -----------    -----------

A valuation allowance was established in 1997 for net deferred income tax assets not expected to be offset by deferred income tax liabilities due to the uncertainty of the realization of future tax benefits.

As of December 31, 1997, the Company had tax operating loss carryforwards of approximately $11,091,000 available to offset future income tax liabilities. These carryforwards expire in the years 2006 through 2012. The Tax Reform Act of 1986 contains provisions that may limit the availability and timing of usage of net operating loss carryforwards in the event of certain changes in the ownership of the Company's common stock.

7.  COMMITMENTS AND CONTINGENCIES:

CAPITAL EXPENDITURE COMMITMENTS

The Company had capital expenditure purchase commitments outstanding of approximately $8.4 million as of December 31, 1997.

EMPLOYMENT AGREEMENTS

The Company has employment agreements with executive officers and certain other management personnel with terms ranging from two to three years. These agreements provide for payment of amounts up to three times their annual compensation if there is a termination of their employment as a result of change in control of the Company, as defined in the agreements. The maximum contingent liability under these agreements was $1.7 million at December 31, 1997.

LEGAL AND REGULATORY MATTERS

The Company is subject to various legal and regulatory matters arising in the normal course of business. Management does not believe any of these matters will have a significant effect on the Company and, accordingly, no provision for any liability that may result from these matters has been made.

                 RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996
                                    (CONTINUED)

LEASES

The Company leases office space and real estate under noncancelable operating leases. Future minimum payments under these leases as of December 31, 1997 are as follows:

          Year
          ----
          1998....................................   $  504,000
          1999....................................      434,000
          2000....................................      347,000
          2001....................................      247,000
          2002....................................      147,000
          Thereafter..............................      619,000
                                                     ----------
            Total.................................   $2,298,000
                                                     ----------
                                                     ----------

Under the terms of the lease agreements, the Company also is responsible for certain operating expenses and taxes. Total rent expense of $839,000, $379,000, and $347,000 was charged to operations for the years ended December 31, 1997, 1996 and 1995.

8.  INVESTMENTS IN UNCONSOLIDATED AFFILIATES:

The Company holds a 40.77% ownership interest in Switch 2000, Inc. and a 41.67% ownership interest in Cellular 2000, Inc., and an entity with no operations to date. As of December 31, 1997, the investment in unconsolidated affiliates represents $1,687,000 of stock and capital contributions less $592,000 of cumulative losses. Combined condensed results of operations and net assets of these entities are as follows:

                                                    YEARS ENDED DECEMBER 31,
                                               1997          1996            1995
                                           -----------    -----------     -----------
     Results of operations:
       Revenues........................    $ 6,655,665    $ 9,201,380     $ 7,074,877
       Operating expenses..............     (7,541,533)    (9,044,303)     (7,035,889)
       Other income (expense), net.....          5,181        (11,811)       (129,791)
                                           -----------    -----------     -----------
         Net income (loss).............    $  (880,687)   $   145,266     $   (90,803)
                                           -----------    -----------     -----------
                                           -----------    -----------     -----------
     Company's share of net income.....    $  (350,539)   $    51,519     $   (37,021)
                                           -----------    -----------     -----------
                                           -----------    -----------     -----------

                                                   DECEMBER 31,     DECEMBER 31,
                                                       1997             1996
                                                   ------------     ------------
     Net assets and liabilities:
       Current assets............................   $  549,541       $  455,292
       Noncurrent assets.........................    2,827,325        4,064,677
       Current liabilities.......................     (708,893)        (743,309)
       Noncurrent liabilities....................            -         (228,000)
                                                   ------------     ------------
         Equity..................................   $2,667,973       $3,548,660
                                                   ------------     ------------
                                                   ------------     ------------

                 RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996
                                    (CONTINUED)

9.  RELATED-PARTY TRANSACTIONS:

AFFILIATE AGREEMENT

The Company pays Switch 2000, Inc. for cellular switching and interconnection services. The rates of reimbursement are negotiated by the parties to the agreement and reflect rates charged by other service providers. Amounts billed by Switch 2000, Inc. to the Company totaled $3,230,000, $4,824,000 and, $3,753,000 for the years ended December 31, 1997, 1996 and 1995.

ROAMING AGREEMENT

The Company has a roaming agreement with a partnership that is affiliated with a beneficial owner of greater than 10% of the Company's common stock. Roaming charges are passed through to the customer. The rates of reimbursement are negotiated by the parties to the agreement and reflect rates charged by other service providers. Net payments by the Company to the partnership were $167,000, $331,000, and $306,000 for the years ended December 31, 1997, 1996 and 1995.

10.  DEFINED CONTRIBUTION PLAN:

The Company has a defined contribution savings and profit sharing plan for employees who meet certain age and service requirements. Under the savings portion of the plan, employees may elect to contribute a percentage of their salaries to the plan with the Company contributing a matching percentage of the employees' contributions. Under the profit-sharing portion of the plan, the Company contributes a percentage of employees' salaries. Contributions charged to operations for the years ended December 31, 1997, 1996 and 1995 were $162,000, $74,000, and $66,000. The percentages the Company matches under the savings portion of the plan and contributes under the profit-sharing portion of the plan are determined annually by the Company's board of directors.

11.  SUPPLEMENTAL CASH FLOW INFORMATION:


                                                               YEARS ENDED DECEMBER 31,
                                                        --------------------------------------
                                                           1997          1996          1995
                                                        ----------    ----------    ----------
Cash paid for:
  Interest ........................................     $4,630,281    $  563,948    $1,400,722

  Income taxes ....................................         64,032       805,000        98,136

Noncash investing and financing activity:
  Contribution by Aerial Communications, Inc.
    of PCS licenses ...............................      3,175,337     6,453,475             -

                 RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996
                                    (CONTINUED)

12.   SUBSEQUENT EVENTS:

On February 13, 1998, the Company entered into a definitive agreement to purchase the net assets of Atlantic Cellular, L.P. ("Atlantic") for approximately $256 million. The cellular properties to be acquired from Atlantic include the entire state of Vermont (RSA 1, RSA 2 and the Burlington Metropolitan Statistical Area); western New Hampshire (RSA 1); the northeastern corner of New York (RSA 2); and northwestern Massachusetts (RSA
1).

On February 19, 1998, the Company entered into a definitive agreement to purchase Western Maine Cellular (WMC), a wholly owned subsidiary of Utilities, Inc. for approximately $7.5 million. The cellular properties provide service to western Maine (RSA 1).

Long term financing to support both the purchases of Atlantic and WMC has been arranged through Toronto Dominion Bank, which has also acted as a financial advisor to the Company.

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Rural Cellular Corporation:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Rural Cellular Corporation's Form 10-K and have issued our report thereon dated February 6, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index of consolidated financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Security and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                       ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
February 6, 1998

                     RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS:

                                                YEARS ENDED DECEMBER 31,
                                         --------------------------------------
                                            1997         1996           1995
                                         ----------    ---------      ---------
Balance, at beginning of year.........   $  308,000    $ 162,845      $ 143,806
  Additions charged to income.........    1,510,568      602,558        246,156
  Write-offs, net of recoveries.......     (672,568)    (457,403)      (227,117)
                                         ----------    ---------      ---------
Balance, at end of year...............   $1,146,000    $ 308,000      $ 162,845
                                         ----------    ---------      ---------
                                         ----------    ---------      ---------

                                    EXHIBIT INDEX

-------------------------------------------------------------------------------
 Number     Description                                                   Page
-------------------------------------------------------------------------------
 2.1        Asset Purchase Agreement dated December 23, 1996 by and        [i]
            among the Registrant, Unity Cellular Systems, Inc., InterCel
            Licenses, Inc. and InterCel, Inc.

 2.2        Partnership Interest Purchase Agreement dated April 18, 1997   [ii]
            by and between Cellco Partnership dba Bell Atlantic NYNEX
            Mobile, Inc. and MRCC, Inc.

 3.1        Articles of Incorporation, as amended and restated to date     [iii]

 3.2        Bylaws, as amended and restated to date                        [iii]

 10.1(a)    Loan Agreement dated May 1, 1997 (the "Loan Agreement")        [ii]
            among the Registrant and The Toronto Dominion Bank, Bank
            Boston, N.A., St. Paul Bank for Cooperatives, CoBank, Fleet
            National Bank, First National Bank of Maryland, Societe
            Generale, New York Branch, and Merita Bank Ltd New York
            Branch (the "Banks"), BankBoston, N.A. and St. Paul Bank for
            Cooperatives (the Co-Agents"), and Toronto Dominion (Texas),
            Inc. (the "Administrative Agent")

 10.1(b)    Amendment to the Loan Agreement dated December 30, 1997

 10.2       Loan Agreement with St. Paul Bank for Cooperatives dated       [iv]
            April 25, 1996

 10.3       Cellular Switch User Agreement, as amended                     [iii]

 10.4       Switch 2000 LLC Cellular Equipment User Agreement              [iii]

 10.5       Purchase Agreement by and between RCC Network, Inc. and        [iii]
            Harris Corporation, Farinon Division, dated May 12, 1995

 10.6       Cell Site Purchase Agreement between Northern Telecom, Inc.    [iii]
            and Registrant dated November 24, 1993, as amended on
            October 25, 1995

 10.7(a)    Trademark and Trade Name License Agreements between Cellular   [iii]
            2000, Inc. and:
            (i)  North Woods Cellular Partnership
            (ii) Northern Lights Cellular Partnership
            (ii) Great River Cellular Partnership
            (iv) Cellular Five Partnership
            (v)  Heartland Cellular Partnership

 10.7(b)    Assignment and Assumption Agreements by and between the        [iii]
            Registrant and each partnership

 10.8       Roaming Agreement with CSM of St. Cloud                        [iii]

 *10.9      1995 Stock Compensation Plan, as amended to date                [v]

 *10.10     Stock Option Plan for Nonemployee Directors, as amended to      [v]
            date

 *10.11(a)  Employment Agreement with Richard P. Ekstrand effective        [iii]
            December 1, 1995

 *10.11(b)  Amendment to Employment Agreement with Mr. Ekstrand             [v]
            effective December 18, 1996

 *10.11(c)  Amendment to Employment Agreement with Mr. Ekstrand effective December 18, 1997

 *10.12(a)  Employment Agreement with Scott G. Donlea effective December    [v]
            1, 1995

 *10.12(b)  Amendment to Employment Agreement with Mr. Donlea effective     [v]
            December 18, 1996

 *10.12(c)  Amendment to Employment Agreement with Mr. Donlea effective
            December 18, 1997

 *10.13(a)  Employment Agreement with Wesley E. Schultz effective May
            14, 1996

 *10.13(b)  Amendment to Employment Agreement with Mr. Schultz effective
            December 18, 1996

 *10.13(c)  Amendment to Employment Agreement with Mr. Schultz effective
            December 18, 1997

 21         Subsidiaries of Registrant

 23         Consent of Independent Public Accountants

*Indicates management contract or compensatory plan or agreement required to be filed as an exhibit to this Form.
[i]   Filed as an exhibit to Report on Form 8-K dated December 23, 1996 and incorporated herein by reference.
[ii] Filed as an exhibit to Report on Form 8-K dated May 1, 1997 and incorporated herein by reference.
[iii] Filed as an exhibit to Registration Statement on Form S-1 (Sec. No. 33-80189) filed December 8, 1995 and incorporated herein by reference.
[iv] Filed as an exhibit to Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.
[v]   Filed as an exhibit to Report on Form 10-K for the year ended December
31, 1996 and incorporated herein by reference.