Form 10-Q
period 1998-03-31
RURAL CELLULAR CORP
filed 1998-05-15
CIK 869561

                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 1998.

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________to_________.



COMMISSION FILE NUMBER 0-27416


                                        [LOGO]

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

     Number of shares of common stock outstanding as of the close of business on April 30, 1998:


                                CLASS A   7,612,504
                                CLASS B   1,260,668

                                 TABLE OF CONTENTS

                                                                             PAGE NUMBER
                                                                             -----------
PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

          CONDENSED CONSOLIDATED BALANCE SHEETS-
          AS OF MARCH 31, 1998 AND DECEMBER 31, 1997 .........................  3

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS-
          THREE MONTHS ENDED MARCH 31, 1998 AND 1997 .........................  5

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-
          THREE MONTHS ENDED MARCH 31, 1998 AND 1997 .........................  6

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ...............  7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ....................  9

PART II. - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION...................................................  14


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ...................................  14

     SIGNATURE PAGE .........................................................  15

                                       2

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                    RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                    (UNAUDITED)

                                       ASSETS

                                                                      MARCH 31,    DECEMBER 31,
                                                                        1998          1997
                                                                      --------    -----------
CURRENT ASSETS:
   Cash .......................................................   $  3,304,614   $  1,994,628
   Accounts receivable, less allowance of $1,210,000
     and $1,146,000 ...........................................      8,504,416      9,621,032
   Other current assets .......................................      2,120,742      2,540,161
                                                                   -------------  -------------
    Total current assets ......................................     13,929,772     14,155,821
                                                                   -------------  -------------

PROPERTY AND EQUIPMENT, less accumulated depreciation
    of $27,441,000 and $23,874,000 ............................     83,236,504     77,920,283
                                                                   -------------  -------------

LICENSES AND OTHER ASSETS:

   Licenses and other intangible assets, less accumulated
      amortization of $2,042,000 and $1,490,000 ...............     80,797,233     81,348,237

   Other assets, less accumulated amortization of $234,000
     and $178,000 .............................................      8,446,176      8,163,727
                                                                   -------------  -------------

    Total investments and other assets ........................     89,243,409     89,511,964
                                                                   -------------  -------------

                                                                  $186,409,685   $181,588,068
                                                                   -------------  -------------
                                                                   -------------  -------------

                    RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                    (UNAUDITED)

                        LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                      MARCH 31,      DECEMBER 31,
                                                                        1998             1997
                                                                      ---------      ------------
CURRENT LIABILITIES:
   Accounts payable ..............................................    8,082,118         7,959,778
   Advance billings and customer deposits ........................    2,589,276         2,541,015
   Other accrued expenses ........................................    3,402,906         3,141,559
                                                                   -------------     ------------
     Total current liabilities ...................................   14,074,300        13,642,352


LONG-TERM DEBT ...................................................  135,000,000       128,000,000
                                                                   -------------     ------------

   Total liabilities .............................................  149,074,300       141,642,352
                                                                   -------------     ------------

MINORITY INTEREST ................................................    5,477,636         6,215,480
                                                                   -------------     ------------

SHAREHOLDERS' EQUITY:
   Class A common stock; $.01 par value; 15,000,000 shares
     authorized;  7,612,504  and 7,592,628  shares issued and
     outstanding .................................................       76,125            75,926
   Class B common stock; $.01 par value; 5,000,000 shares
     authorized; 1,260,668  shares issued and outstanding ........       12,607            12,607
   Additional paid-in capital ....................................   34,639,014        34,445,849
   Accumulated deficit ...........................................   (2,869,997)         (804,146)
                                                                   -------------     ------------

     Total shareholders' equity ..................................   31,857,749        33,730,236
                                                                   -------------     ------------

                                                                 $  186,409,685    $  181,588,068
                                                                   -------------     -------------
                                                                   -------------     ------------

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                    RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                      1998           1997
                                                  -------------  -------------
REVENUES:

  Service ......................................  $ 12,718,825  $  6,908,242
  Roamer .......................................     1,757,978     1,317,481
  Equipment ....................................       320,373        96,714
                                                  ------------  ------------
    Total revenues .............................    14,797,176     8,322,437
                                                  ------------  ------------

OPERATING EXPENSES:
  Network costs ................................     3,627,733     2,000,215
  Cost of equipment sales ......................       884,042       287,376
  Selling, general and administrative ..........     6,589,884     4,426,573
  Depreciation and amortization ................     4,219,140     1,962,781
                                                  ------------  ------------
     Total operating expenses ..................    15,320,799     8,676,945
                                                  ------------  ------------

OPERATING LOSS .................................      (523,623)     (354,508)
                                                  ------------  ------------

OTHER INCOME (EXPENSE):
  Interest expense .............................    (2,410,159)     (215,209)
  Interest and dividend income .................       278,538        62,347
  Equity in earnings (losses) of unconsolidated
    affiliates .................................      (148,451)       18,809
  Minority interest ............................       737,844       448,554
                                                  ------------  ------------
     Other income (expense), net ...............    (1,542,228)      314,501
                                                  ------------  ------------

LOSS BEFORE INCOME TAX .........................    (2,065,851)      (40,007)
INCOME TAX PROVISION ...........................         -             -
                                                  ------------  ------------
NET LOSS .......................................  $ (2,065,851) $    (40,007)
                                                  ------------  ------------
                                                  ------------  ------------
BASIC  AND DILUTED NET LOSS PER SHARE ..........  $      (0.23) $      (0.00)
                                                  ------------  ------------
                                                  ------------  ------------
BASIC  AND DILUTED WEIGHTED AVERAGE SHARES
  OUTSTANDING ..................................     8,868,313     8,853,296

          The accompanying notes are an integral part of these condensed consolidated financial statements.

                    RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                         Three Months Ended March 31,
                                                       -------------------------------
                                                             1998            1997
                                                         ------------    ------------
OPERATING ACTIVITIES:
  NET LOSS ..........................................    $(2,065,851)  $   (40,007)
  Adjustments to reconcile to net cash provided
    by (used in) operating activities:
    Depreciation and amortization ...................      4,219,140     1,962,781
    Equity in (earnings) losses of unconsolidated
      affiliates ....................................        156,790       (18,809)
    Change in minority interest .....................       (737,844)     (448,554)
    Other ...........................................       (105,075)      (28,177)
    Change in other operating elements:
      Accounts receivable ...........................      1,116,616       299,237
      Other current assets ..........................        419,419       592,270
      Accounts payable ..............................        122,340    (5,303,173)
      Other current liabilities .....................        309,608       331,129
                                                         -----------   -----------
        Net cash provided by (used in) operating
          activities ................................      3,435,143    (2,653,303)
                                                         -----------   -----------

INVESTING ACTIVITIES:
  Purchases of property and equipment, net ..........     (8,969,735)   (3,607,271)
  Other .............................................       (298,786)     (477,892)
                                                         -----------   -----------
        Net cash used in investing activities .......     (9,268,521)   (4,085,163)
                                                         -----------   -----------

FINANCING ACTIVITIES:
  Stock options exercised ...........................        193,364          -
  Proceeds from issuance of long-term debt ..........      7,000,000     7,100,000
  Repayments of current-term debt ...................             -       (523,882)
    Payments of debt issuance costs .................        (50,000)         -
                                                         -----------   -----------
        Net cash provided by financing activities ...      7,143,364     6,576,118
                                                         -----------   -----------

NET INCREASE (DECREASE) IN CASH .....................      1,309,986      (162,348)
CASH, at beginning of period ........................      1,994,628       237,499
                                                         -----------   -----------
CASH, at end of period ..............................    $ 3,304,614   $    75,151
                                                         -----------   -----------
                                                         -----------   -----------

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                    RURAL CELLULAR CORPORATION AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

1.  BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements for the periods ended March 31,1998 and 1997 have been prepared by Rural Cellular Corporation and subsidiaries (the "Company") without audit. In the opinion of management, normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1997 Report on Form 10-K. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the operating results for the full fiscal year or for any other interim periods.

2.  ACQUISITIONS:

UNITY CELLULAR SYSTEM, INC.

Effective May 1, 1997, the Company consummated the acquisition of the Maine wireless telephone operations and related assets of Unity Cellular System, Inc. ("Unity") and related cellular and microwave licenses from InterCel, Inc. In addition, the Company acquired Unity's 51% interest in Northern Maine Cellular Partnership. The Company also acquired the remaining 49% interest in Northern Maine Cellular Partnership from an unrelated third party. The acquisitions (the "MRCC Acquisitions") have been accounted for under the purchase method of accounting. The Company operates its Maine operations through a wholly owned subsidiary, MRCC, Inc.

The following unaudited pro forma information presents the consolidated results of operations as if the acquisitions had occurred as of January 1, 1997. This summary is not necessarily indicative of what the results of operations of the Company and the acquired entities would have been if they had been a single entity during such period, nor does it purport to represent results of operations for any future periods.

                                          THREE MONTHS ENDED
                                           MARCH 31, 1997
               ------------------------------------------------
               Total revenues                $11,819,278
               Operating loss                   (405,711)

               Net loss                      $(1,844,751)

               Basic and diluted net loss
               per share                          $(0.21)

3. INTEREST RATE SWAP AGREEMENTS:

The Company has entered into three-year interest rate swap agreements with two commercial banks in order to manage the relationship of its fixed rate versus floating rate debt. Income and expense associated with swap transactions are accrued over the periods prescribed by the contracts.
These agreements, which relate to $80 million of debt, effectively increased the Company's interest rate on the debt by approximately .3% for the three months ended March 31, 1998. The fair values of the interest rate swap agreements as of March 31, 1998, were not significant.

4. SUPPLEMENTAL DISCLOSURE OF CONDENSED CONSOLIDATED CASH FLOW INFORMATION:

                                                           THREE MONTHS ENDED
                                                              MARCH 31,
                                                          ------------------
                                                            1998       1997
                                                           ------     ------
       Cash paid during the period for interest          $2,371,657 $ 91,468
       Cash received during the period for income
       taxes                                                 -        250,000

5.   SUBSEQUENT EVENTS:

On May 14, 1998, the Company closed on the placement of $125 million of 9 5/8% Senior Subordinated Notes due 2008 ("the Senior Subordinated Notes") and $125 million of 11 3/8% Senior Exchangeable Preferred Stock ("the Exchangeable Preferred Stock"). The Company used the net proceeds of the Exchangeable Preferred Stock to repay a portion of the indebtedness under its $160 million credit facility ("the Existing Credit Facility"). Concurrently, the Company plans to replace the Existing Credit Facility with a $300 million Credit Facility ("the New Credit Facility") with an affiliate of TD Securities (USA), Inc. Under the New Credit Facility, amounts may be borrowed or repaid at any time through maturity provided that, at no time, the aggregate outstanding borrowings exceed the total of the New Credit Facility.

The net proceeds from the Senior Subordinated Notes, together with the New Credit Facility, will be used towards the purchase of substantially all the assets of Atlantic Cellular Company, L.P. and one of its subsidiaries ("Atlantic") for approximately $256 million and Western Maine Cellular Inc. ("WMC"), a wholly owned subsidiary of Utilities, Inc, for approximately $7.5 million ("the Pending Acquisitions").

Closing on the Pending Acquisitions is expected to occur in the summer of 1998 following the receipt of regulatory consents and satisfaction of other conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As a result of the MRCC Acquisitions, the Company's operating results for the first quarters of 1998 and 1997 may not be comparable and indicative of future performance.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations data as a percentage of total revenues as well as other financial and operating data for the periods indicated.

                                                           THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           ------------------
                                                           1998          1997
                                                           ------------------
       REVENUES:
         Service ......................................   86.0%         83.0%
         Roamer .......................................   11.9          15.8
         Equipment ....................................    2.1           1.2
                                                         --------------------

         Total Revenues ...............................  100.0         100.0
                                                         --------------------

       OPERATING EXPENSES:
         Network costs ................................   24.5          24.0
         Cost of equipment sales ......................    6.0           3.5
         Selling, general and administrative ..........   44.5          53.2
         Depreciation and amortization ................   28.5          23.6
                                                         --------------------

         Total operating expenses .....................  103.5         104.3
                                                         --------------------

       OPERATING LOSS .................................   (3.5)         (4.3)
                                                         --------------------

       OTHER INCOME (EXPENSE):
         Interest expense .............................  (16.3)         (2.6)
         Interest and dividend income .................    1.9           0.8
         Equity in earnings of unconsolidated
           affiliates .................................   (1.0)          0.2
         Minority interest ............................    5.0           5.4
                                                         ---------------------
         Other income (expense), net ..................  (10.4)          3.8
                                                         --------------------

       LOSS BEFORE INCOME TAXES .......................  (13.9)         (0.5)

       INCOME TAX PROVISION ...........................    -             -

                                                         --------------------

       NET LOSS .......................................  (13.9)%        (0.5)%
                                                         --------------------
       EBITDA (1) .....................................   25.0%         19.3%
       ADJUSTED EBITDA (1) ............................   39.6%         32.6%

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                         --------------------
                                                            1998        1997

OTHER FINANCIAL DATA  (DOLLARS IN THOUSANDS):

    EBITDA (1)                                            $3,696        $1,608
    Adjusted EBITDA (1)                                   $4,773        $2,469
    Adjusted EBITDA margin (1)                              39.6%         32.9%
    Capital expenditures                                  $8,970        $3,607
    Adjusted capital expenditures (2)                     $5,833        $3,093
OPERATING DATA (3):
    Customers at period end (4)                           86,850        47,730
    Penetration (5)                                          7.6%          8.0%
    Average monthly retention rate (6)                      98.5%         98.8%
    Average monthly revenue per cellular customer (7)        $46           $52
    Acquisition cost per cellular customer (8)              $444          $389
    Roamer revenue as a percentage of total revenue (9)     14.5%         17.5%
    Cell sites                                               133            74


(1) EBITDA is the sum of earnings before interest, taxes, depreciation and amortization and is utilized as a performance measure within the cellular industry. EBITDA is not intended to be a performance measure that should be regarded as an alternative for other performance measures and should not be considered in isolation. EBITDA is not a measurement of financial performance under generally accepted accounting principles and does not reflect all expenses of doing business (e.g., interest expense, depreciation). Accordingly, EBITDA should not be considered as having greater significance than or as an alternative to net income or operating income as an indicator of operating performance or to cash flows as a measure of liquidity. Moreover, "EBITDA," as used herein, may differ from "Operating Cash
Flow." Adjusted EBITDA represents EBITDA excluding Wireless Alliance's EBITDA. Adjusted EBITDA margin represents Adjusted EBITDA divided by revenues of the Company (excluding Wireless Alliance revenues).
(2) Adjusted capital expenditures represents capital expenditures excluding Wireless Alliance capital expenditures.
(3) Represents the Company's Minnesota cellular operations for 1997 and 1998 and MRCC's operations in 1998, except as otherwise noted.
(4) In addition to the 53,981 cellular customers in Minnesota and 32,869 cellular customers in Maine as of March 31, 1998, the Company also served 9,487 paging, 17,863 Wireless Alliance cellular customers and 136 Wireless Alliance PCS customers at such date. As of March 31, 1997, the Company served 47,730 cellular customers in Minnesota, 6,232 Wireless Alliance cellular customers, and 7,283 paging customers.
(5) Represents the ratio of cellular customers at the end of the period to total population served ("POPs").
(6) Determined for each period by dividing total cellular customers discontinuing service during such period by the average cellular customers for such period (customers at the beginning of the period plus customers at the end of the period, divided by two), dividing that result by the number of months in the period, and subtracting such result from one.
(7) Determined for each period by dividing the sum of access, airtime, roaming, long distance, features, connection, disconnection, and other revenues for such period by average cellular customers for such period (customers at the beginning of the period plus customers at the end of the period, divided by two), and dividing that result by the number of months in such period.
(8) Determined for each period by dividing selling and marketing expenses, cost of equipment sales, and depreciation of rental telephone equipment by the gross cellular customers added during such period.
(9) Determined for each period by dividing roamer revenues for such period by total revenues excluding equipment sales and, in the case of the Company, Wireless Alliance revenues.

THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997

REVENUES

Service revenues for the quarter ended March 31, 1998 increased 84.1% to $12.7 million from $6.9 million in 1997. This growth was primarily due to the increase in the number of customers, primarily as a result of the MRCC Acquisitions, partially offset by a decrease of 11.9% in the average revenue per customer. The rate at which new customers were added to existing markets decreased to 2.9% in 1998 from 10.5% in 1997. There were no markets acquired during the first quarter of 1998 or 1997. During the first quarter in 1998, Wireless Alliance generated service revenues of $2.7 million.

Roamer revenues for 1998 increased 33.4% to $1.8 million from $1.3 million in 1997. Roamer revenues have increased due to the activation of additional cell sites and acquisitions of new service areas. As a result of the inclusion of MRCC during the first quarter of 1998, roamer revenues as a percentage of cellular revenues (excluding the impact of Wireless Alliance) declined to 14.5% from 17.5% when compared to 1997. Wireless Alliance had no roamer revenues in either 1998 or 1997 because it was exclusively engaged in reselling cellular services. The Company expects Wireless Alliance to generate roamer revenues in the third and fourth quarter of 1998.

OPERATING EXPENSES

Network costs include switching and transport expenses and the expenses associated with the maintenance and operation of the Company's wireless network facilities, as well as charges from other service providers for resold minutes and services. Network costs for the quarter ended March 31, 1998, increased 81.4% to $3.6 million from $2.0 million in 1997, and increased as a percentage of total revenues to 24.5% in 1998 from 24.0% in 1997. The increase in network costs resulted primarily from expenses incurred by Wireless Alliance and MRCC, which more than offset network cost reductions in the Company's Minnesota operations. Contributing to the reduction of network costs in the Minnesota service area was the completed installation of the Company's Mobile Telephone Switching Office ("MTSO") in the third quarter of 1997, thereby reducing the Company's network costs for switching services provided by Switch 2000, Inc., an unconsolidated affiliate. Network costs for Wireless Alliance increased to $2.1 million in the first quarter of 1998 from $647,000 in 1997. The increase is attributed to additional network costs associated with increased customers.

Selling, general, and administrative ("SG&A") expenses include salaries, benefits, and operating expenses such as marketing, commissions, customer support, accounting, administration, and billing. SG&A expenses for the quarter ended March 31, 1998 increased 48.9% to $6.6 million in 1998 from $4.4 million in 1997. The increase in SG&A over the prior year resulted primarily from additional costs related to MRCC and a $682,000 increase in costs of Wireless Alliance. As a percentage of total revenues, SG&A decreased to 44.5% in 1998 from 53.2% in 1997 reflecting economies gained through the acquisition of MRCC and the growth of the Wireless Alliance.

Depreciation and amortization expense for the quarter ended March 31, 1998 increased 115.0% to $4.2 million from $2.0 million in 1997. The increase reflects the Company's continued construction and acquisition efforts and its investments in network facilities, including the Company's newly installed MTSO, and rental equipment.

For the first quarter of 1998, the average acquisition cost per cellular customer, excluding Wireless Alliance customers, was $444 as compared to $389 in 1998. The increase resulted primarily from higher acquisition costs in the Company's Maine markets and increased depreciation on the Company's rental telephones.

OTHER INCOME (EXPENSE)

Interest expense for the quarter ended March 31, 1998 increased to $2.4 million from $215,000 in 1997. The increase in interest expense was a result of higher average borrowings under the Existing Credit Facility to finance the MRCC Acquisitions, the construction of 15 cell sites during the second and third quarter of 1997 and for the Company's cellular network and other growth initiatives. Other income also includes the minority interest in losses of Wireless Alliance.

SEASONALITY

The Company experiences seasonal fluctuations in revenues and operating results. The Company, and the wireless communications industry in general, have historically experienced significant customer growth during the fourth calendar quarter. Accordingly, during such periods the Company experiences greater losses on equipment sales and increases in sales and marketing expenses. In addition, the Company's financial performance during the first calendar quarter has been negatively affected by reduced minutes of use and roamer revenues. The Company's average monthly revenue per cellular customer has historically increased during the second and third calendar quarters. This increase reflects greater usage by the Company's cellular customers and roamers who travel in the Company's cellular service area for weekend and vacation recreation or work in seasonal industries, such as agriculture and construction. Because the Company's cellular service area includes many seasonal recreational areas, the Company expects that roamer revenues will continue to fluctuate seasonally to a greater degree than service revenues.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary liquidity requirements are for working capital, capital expenditures, debt service, acquisitions, and customer growth. These requirements have been met through cash flow from operations and borrowings under the Existing Credit Facility. As of March 31, 1998, the Company had $135 million outstanding under its $160 million Existing Credit Facility. The Company intends to use the $120.6 million net proceeds from the issuance of Exchangeable Preferred Stock towards repaying outstanding borrowings under the Existing Credit Facility. Following the closing of the Pending Acquisitions, the Company's primary liquidity requirements are expected to be for working capital; debt service under the New Credit Facility and the Senior Subordinated Notes; cash dividends, if any, on the Exchangeable Preferred Stock, and funding customer growth.

The Company has received a commitment from an affiliate of TD Securities
(USA) Inc. to replace the $160 million Existing Credit Facility with a $300 million New Credit Facility. Under the New Credit Facility, amounts may be borrowed or repaid at any time through maturity provided that, at no time, the aggregate outstanding borrowings exceed the total of the New Credit Facility.

The net proceeds from the Senior Subordinated Notes, together with the New Credit Facility, will be applied to towards the purchase of substantially all the assets of Atlantic and one of its subsidiaries for approximately $256 million and WMC for approximately $7.5 million.

Capital expenditures (including Wireless Alliance) are expected to be approximately $31.0 million in the last three quarters of 1998. If the Pending Acquisitions are consummated, the Company expects capital expenditures for the last three quarters of 1998 to be approximately $38.7 million (including approximately $16.7 million for Wireless Alliance). Capital expenditures and debt service are expected to be funded through internally generated cash flows and, if necessary, borrowings under the New Credit Facility. The Company believes that it will have adequate capital resources to satisfy all its liquidity requirements for at least the next twelve months.

YEAR 2000 ISSUE

The Company continues to assess the impact of the Year 2000 issue on its reporting systems and operations. The Year 2000 issue exists because many computer systems and applications currently use two-digit fields to designate a year. As the century date occurs, date sensitive systems may recognize the year 2000 as 1900 or not at all. This inability to recognize or properly treat the Year 2000 may cause systems to process critical financial and operational information incorrectly.

During the first quarter of 1998, the Company did not incur any costs to modify existing computer systems and applications, and estimates that approximately $600,000 will be incurred in 1998 and 1999. The Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner. If Year 2000 modifications are not properly completed either by the Company or its vendors, banks or any other entities with whom the Company conducts business, the Company could be adversely impacted.

FORWARD LOOKING STATEMENTS

Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. A number of factors could cause actual results, performance, achievements of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include but are not limited to, the competitive environment in the wireless and telecommunications industries, changes in economic conditions in general and in the Company's business, demographic changes, changes in prevailing interest rates and the availability of and terms of financing to fund the anticipated growth of the Company's business, the ability to attract and retain qualified personnel, the significant indebtedness of the Company, and changes in the Company's acquisition and capital expenditure plans.
Investors are cautioned that all forward-looking statements involve risks and uncertainties.

In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and data that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

PART II.  OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

     On May 8, 1998, the Registrant issued a notice pursuant to Rule 135c of the Securities Act of 1933 of the placement of 9 5/8% Senior Subordinated Notes due 2008 and 125,000 shares of 11 3/8% Exchangeable Preferred Stock. See Press Release Exhibit 99.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          2 Asset Purchase Agreement among Atlantic Cellular Company, L.P., Atlantic Cellular/New Hampshire RSA Number One Limited Partnership and RCC Atlantic Inc., Rural Cellular Corporation as of February 13, 1998

          27        Financial Data Schedule

          99        Press Release dated May 8, 1998

     (b)  Reports on Form 8-K

         A report on Form 8-K dated February 13, 1998, reporting under Item 5 the signing of an agreement to purchase certain assets of the Atlantic Cellular Company, L.P. and to acquire the cellular telephone license, operations and related assets of Western Maine Cellular, Inc.

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   RURAL CELLULAR CORPORATION
                                   (Registrant)





Dated: May 15, 1998                /S/ Richard P. Ekstrand
                                   --------------------------
                                   Richard P. Ekstrand
                                   President and Chief Executive Officer


Dated: May 15, 1998                /S/ Wesley E. Schultz
                                   ---------------------------
                                   Wesley E. Schultz
                                   Vice President and Chief Financial Officer
                                   (Principal Financial Officer)