Form 10-Q
period 1998-06-30
RURAL CELLULAR CORP
filed 1998-08-11
CIK 869561

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1998.

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES(X) NO( )

Number of shares of common stock outstanding as of the close of business on July 30, 1998:
                               Class A 7,636,754
                               Class B 1,260,668

                                TABLE OF CONTENTS
                                                                     Page Number
PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

          Condensed Consolidated Balance Sheets-
           of June 30, 1998 and December 31, 1997..........................3

          Consolidated Statements of Operations-
           Three and six months ended June 30, 1998 and 1997...............5

          Condensed Consolidated Statements of Cash Flows-
           Six months ended June 30, 1998 and 1997.........................6

          Notes to Condensed Consolidated Financial Statements.............7

Item 2. Management's Discussion and Analysis
         of Financial Condition and Results of Operations................ 11

PART II. - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.........................16

Item 4. Submission of Matters to a Vote of Security-Holders.............. 16

Item 6. Exhibits and Reports on Form 8-K..................................16

        Signature page....................................................17

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS



                   RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                     ASSETS


                                                                                 June 30,              December 31,

                                                                                   1998                1997
CURRENT ASSETS:
   Cash................................................................        $ 123,898,765       $   1,994,628
   Accounts receivable, less allowance of $1,410,000 and $1,146,000 ...           10,610,581           9,621,032
   Other current assets................................................            1,713,935           2,540,161
                                                                                ------------        ------------
     Total current assets..............................................          136,223,281          14,155,821
                                                                                ------------        ------------

PROPERTY  AND  EQUIPMENT,  less  accumulated
     depreciation  of  $31,570,000 and $23,874,000.....................           86,830,854          77,920,283
                                                                                ------------        ------------

LICENSES AND OTHER ASSETS:
   Licenses and other intangible assets, less accumulated amortization
     of $2,593,000 AND $1,490,000......................................           80,213,559          81,348,237
   Other assets, less accumulated amortization of $402,000 and $178,000           13,256,725           8,163,727
                                                                                ------------        ------------
     Total licenses and other assets...................................           93,470,284          89,511,964
                                                                                ------------        ------------
                                                                               $ 316,524,419       $ 181,588,068
                                                                                ============        ============



         The accompanying notes are an integral part of these condensed consolidated balance sheets.

                   RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                   June 30,      December 31,

                                                                                    1998            1997
CURRENT LIABILITIES:
   Accounts payable ...........................................................  $  6,020,387    $   7,959,778
   Advance billings and customer deposits .....................................     1,977,010        2,541,015
   Other accrued expenses .....................................................     5,326,444        3,141,559
                                                                                  -----------      -----------
   Total current liabilities ..................................................    13,323,841       13,642,352

LONG-TERM DEBT ................................................................   148,896,621      128,000,000
                                                                                  -----------      -----------

     Total liabilities ........................................................   162,220,462      141,642,352
                                                                                  -----------      -----------

MINORITY INTEREST .............................................................     4,272,535        6,215,480
                                                                                  -----------      -----------

EXCHANGEABLE PREFERRED STOCK ..................................................   120,670,573               --
                                                                                  -----------      -----------

SHAREHOLDERS' EQUITY:
   Class A common stock; $.01 par value; 15,000,000 shares ....................        76,341           75,926
      authorized; 7,634,104 and 7,592,628 issued and outstanding
   Class B common stock; $.01 par value; 5,000,000 shares .....................        12,607           12,607
      authorized; 1,260,668  shares issued and outstanding
   Additional paid-in capital .................................................    34,844,797       34,445,849
   Accumulated deficit ........................................................    (5,572,896)        (804,146)
                                                                                  -----------      -----------
     Total shareholders' equity ...............................................    29,360,849       33,730,236
                                                                                  -----------      -----------
                                                                                 $316,524,419     $181,588,068
                                                                                  ===========      ===========

         The accompanying notes are an integral part of these condensed consolidated balance sheets.

                               RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)


                                                        Three months ended June 30,      Six months ended June 30,

                                                             1998            1997            1998           1997
REVENUES:
   Service ..........................................   $ 14,164,138    $ 10,684,233    $ 26,882,963    $ 17,592,475
   Roamer ...........................................      3,119,951       2,447,067       4,877,929       3,764,548
   Equipment ........................................        388,051         195,183         708,424         291,897
                                                          ----------      ----------      ----------      ----------
   Total revenues ...................................     17,672,140      13,326,483      32,469,316      21,648,920
                                                          ----------      ----------      ----------      ----------


OPERATING EXPENSES:
   Network costs ....................................      3,821,030       2,998,325       7,448,763       4,998,540
   Cost of equipment sales ..........................      1,085,487         629,433       1,969,529         916,809
   Selling, general and administrative ..............      7,555,554       6,260,999      14,145,438      10,687,572
   Depreciation and amortization ....................      4,846,046       2,926,729       9,065,186       4,889,510
                                                          ----------      ----------      ----------      ----------
     Total operating expenses .......................     17,308,117      12,815,486      32,628,916      21,492,431
                                                          ----------      ----------      ----------      ----------

OPERATING INCOME (LOSS) .............................        364,023         510,997        (159,600)        156,489
                                                          ----------      ----------      ----------      ----------

OTHER INCOME (EXPENSE):
     Interest expense ...............................     (3,205,217)     (1,431,706)     (5,615,376)     (1,646,915)
     Interest and dividend income ...................        952,431          37,688       1,230,969         100,035
     Equity in earnings (losses) of unconsolidated
           affiliates ...............................       (149,374)          8,315        (297,825)         27,124
       Minority interest ............................      1,205,101         676,858       1,942,945       1,125,412
                                                          ----------      ----------      ----------      ----------
     Other expense, net .............................     (1,197,059)       (708,845)     (2,739,287)       (394,344)
                                                          ----------      ----------      ----------      ----------
LOSS BEFORE INCOME TAX ..............................       (833,036)       (197,848)     (2,898,887)       (237,855)
INCOME TAX PROVISION ................................             --              --              --              --
NET LOSS ............................................       (833,036)       (197,848)     (2,898,887)       (237,855)
                                                          ----------      ----------      ----------      ----------
PREFERRED STOCK DIVIDEND ............................     (1,869,863)             --      (1,869,863)             --
                                                          ----------      ----------      ----------      ----------
NET LOSS APPLICABLE TO COMMON SHARES ................   $ (2,702,899)   $   (197,848)   $ (4,768,750)   $   (237,855)
                                                          ==========      ==========      ==========      ==========
NET LOSS PER BASIC  AND DILUTED COMMON SHARES........   $      (0.30)   $      (0.02)   $      (0.54)   $      (0.03)
                                                          ==========      ==========      ==========      ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND
     DILUTED ........................................      8,879,907       8,853,296       8,874,142       8,853,296


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                               RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)


                                                                    Six months ended June 30,
                                                                  1998               1997
OPERATING ACTIVITIES:
Net loss .................................................   $  (4,768,750)   $    (237,855)
Adjustments to reconcile to net cash provided by (used in)
operating activities:
     Depreciation and amortization .......................       9,065,186        4,889,510
     Equity in (earnings) losses of unconsolidated
       affiliates.........................................         306,165          (27,124)
     Change in minority interest .........................      (1,942,945)      (1,125,412)
     Dividend requirement on preferred stock .............       1,869,863               --
     Other ...............................................        (126,187)         (32,373)
     Change in other operating elements:
          Accounts receivable ............................        (989,549)      (1,891,610)
          Other current assets ...........................         826,225          426,900
          Accounts payable ...............................      (2,030,573)       2,192,247
          Other current liabilities ......................        (248,983)       1,110,109
                                                               -----------      -----------
          Net cash provided by operating activities ......       1,960,452        5,304,392
                                                               -----------      -----------
INVESTING ACTIVITIES:
     Purchases of property and equipment, net ............     (16,656,261)     (14,993,635)
     Gain on hedge rate transaction ......................       1,003,000               --
     Purchases of Unicel and Northern Maine ..............              --      (85,958,935)
     Other ...............................................      (1,004,873)         210,149
                                                               -----------      -----------
          Net cash used in investing activities ..........     (16,658,134)    (100,742,421)
                                                               -----------      -----------
FINANCING ACTIVITIES:
     Stock options exercised .............................         399,363               --
     Proceeds from issuance of senior subordinated notes .     125,000,000               --
     Proceeds from issuance of preferred stock ...........     125,000,000               --
     Proceeds from issuance of long-term debt ............      15,625,000      117,195,000
     Repayments of long-term debt ........................    (120,625,000)     (18,130,902)
     Payments of debt issuance costs .....................      (8,797,544)      (1,137,204)
                                                               -----------      -----------
          Net cash provided by financing activities ......     136,601,819       97,926,894
                                                               -----------      -----------
NET INCREASE IN CASH .....................................     121,904,137        2,488,865
CASH, at beginning of period .............................       1,994,628          237,499
                                                               -----------      -----------
CASH, at end of period ...................................   $ 123,898,765    $   2,726,364
                                                               ===========      ===========



   The accompanying notes are an integral part of these condensed consolidated financial statements.

                   RURAL CELLULAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1)   BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements for the periods ended June 30,1998 and 1997 have been prepared by Rural Cellular Corporation and subsidiaries (the "Company") without audit. In the opinion of management, normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 1997. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the operating results for the full fiscal year or for any other interim periods.

2)   ACQUISITIONS:

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


                                      THREE MONTHS             SIX MONTHS
                                   ENDED JUNE 30, 1997     ENDED JUNE 30, 1997

Total revenues                          $14,647,577           $26,466,855
Operating income                            494,814                89,103
Net loss                                $  (987,933)          $(2,832,684)
Basic and diluted net loss per share    $      (.11)          $      (.32)

3)   LONG TERM DEBT:

The Company has entered into three-year interest rate swap agreements with two commercial banks in order to manage the relationship of its fixed rate versus floating rate debt. Income and expense associated with swap transactions are accrued over the periods prescribed by the contracts. These agreements, which relate to $80 million of debt, effectively increased the Company's interest rate on the debt by approximately .3% for the six months ended June 30, 1998. In anticipation of the offering of the $125 million in 9 5/8% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes") and $125 million in exchangeable preferred stock (the "Exchangeable Preferred Stock"), the Company also entered into a $150 million hedge agreement. On May 12, 1998, the Company settled the hedge agreement resulting in a gain of $1.0 million. This gain is being charged against interest expense over the lives of the underlying debt instruments.

On May 14, 1998, the Company closed on the placement of Senior Subordinated Notes. The Senior Subordinated Notes accrue interest at 9 5/8% from May 14, 1998. Payments of interest will be made on May 15 and November 15 of each year commencing November 15, 1998.

On July 1, 1998, the Company replaced its $160 million existing credit facility ("Existing Credit Facility") with a $300 million credit facility (the "New Credit Facility"). The Company had the following debt outstanding at June 30, 1998 and December 31, 1997:

LONG-TERM DEBT                     JUNE 30, 1998  DECEMBER 31, 1997

Deferred gain on hedge agreement   $    896,621   $         --
Existing Credit Facility             23,000,000    128,000,000
New Credit Facility                          --             --
9 5/8% Senior Subordinated Notes    125,000,000             --
                                   ------------   ------------
                                   $148,896,621   $128,000,000


4)   SENIOR EXCHANGEABLE PREFERRED STOCK

On May 14, 1998, the Company completed the placement of $125 million of 11 3/8% Exchangeable Preferred Stock. The Exchangeable Preferred Stock has a liquidation preference of $1,000 per share and is recorded at fair value on the date of issuance less issuance costs. The Exchangeable Preferred Stock is senior to all classes of junior preferred stock and common stock of the Company with respect to dividend rights and rights on liquidation, winding-up and dissolution of the Company. The Exchangeable Preferred Stock is non-voting, except as otherwise required by law and as provided in the Certificate of Designation. Dividends on all shares of Exchangeable Preferred Stock will be cumulative and accrue at 11 3/8% per annum from May 14, 1998 and may be paid, at the Company's option, on any dividend payment date occurring on or before May 15, 2003, either in cash or by the issuance of additional shares of Exchangeable Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. Thereafter all dividends will be payable in cash only. As of June 30, 1998, the Company has accrued $1.9 million in preferred stock dividends which will be distributed on August 15, 1998.

5) SUPPLEMENTAL DISCLOSURE OF CONDENSED CONSOLIDATED CASH FLOW INFORMATION:

                                                          Six Months Ended
                                                               June 30,
                                                       -----------------------
                                                          1998         1997
                                                       ------------- ---------
Cash paid during the period for interest                 $5,496,561 $1,081,863
Cash paid (received) during the period for income taxes  $    1,250 $ (250,000)

6)   SUBSEQUENT EVENTS:

Effective July 1, 1998, the Company completed the acquisition of the Vermont, New Hampshire, New York and Massachusetts cellular telephone licenses, operations and related assets of Atlantic Cellular Company L.P. and one of its subsidiaries ("Atlantic"), an independent provider of wireless communication services in the New England region. As consideration for the acquisition of Atlantic, the Company paid approximately $256 million in cash. Under the terms of the agreement, the Company acquired a contiguous, multi-state service area of 21,000 square miles, encompassing approximately 1.1 million POPS ("population served")and 74,000 customers. The cellular properties acquired from Atlantic include: (i) the entire state of Vermont (RSA 1, RSA 2, and the Burlington MSA);
(ii) western New Hampshire (RSA 1); (iii) the northeastern corner of New York (RSA 2); and (iv) northwestern Massachusetts (RSA 1). In addition, the Company has acquired Atlantic's long distance business. The Company operates its Atlantic operations as RCC Atlantic, Inc.

Effective July 31, 1998, the Company completed the acquisition of the outstanding stock of Western Maine Cellular ("WMC"), a wholly-owned subsidiary of Utilities, Inc., for approximately $7.5 million in cash. WMC provides cellular service to western Maine RSA 1 which incorporates a 3,700 square-mile service area of western Maine encompassing 83,000 POPs and serves approximately 2,500 customers.

The $263.5 million used to acquire both Atlantic and WMC was financed through borrowings under the New Credit Facility and the proceeds from the issuance of the Senior Subordinated debt. The acquisitions of Atlantic and WMC have been accounted for under the purchase method of accounting.

9.   SEGMENT INFORMATION:

The Company's consolidated financial statements consist of the business units RCC Cellular and Wireless Alliance, LLC ("Wireless Alliance"). RCC Cellular includes cellular and paging operations in Minnesota and Maine. Wireless Alliance, a joint venture that commenced cellular reselling operations in November 1996 and launched its first PCS networks in the second quarter of 1998, is 51%-owned by the Company and 49%-owned by APT Inc., an affiliate of Aerial Communications, Inc.

Information about the Company's operations in its business units for the three and six months ended June 30, 1998 and 1997 is as follows:



(Dollars in thousands)                          Three months ended         Six months ended
                                                       June 30                  June 30

                                                 1998         1997         1998       1997
STATEMENT OF OPERATIONS:
Revenues
  RCC Cellular ...........................   $  14,483    $  11,681    $  26,535    $  19,195
  Wireless Alliance LLC ..................       3,189        1,645        5,934        2,454
                                                ------       ------       ------       ------
     Total revenue .......................      17,672       13,326       32,469       21,649

Operating expenses
  RCC Cellular ...........................      12,001        9,789       23,129       16,742
  Wireless Alliance LLC ..................       5,307        3,026        9,500        4,750
                                                ------       ------       ------       ------
     Total operating expenses ............      17,308       12,815       32,629       21,492

Operating income (loss)
  RCC Cellular ...........................       2,482        1,892        3,406        2,453
  Wireless Alliance LLC ..................      (2,118)      (1,381)      (3,566)      (2,296)
                                                ------       ------       ------       ------
      Total operating income (loss) ......         364          511         (160)         157

Depreciation and amortization
  RCC Cellular ...........................       4,091        2,805        7,940        4,713
  Wireless Alliance LLC ..................         756          122        1,125          176
                                                ------       ------       ------       ------
       Total depreciation and amortization       4,847        2,927        9,065        4,889

OTHER OPERATING DATA:
EBITDA
  RCC Cellular ...........................       6,573        4,697       11,346        7,166
  Wireless Alliance LLC ..................      (1,362)      (1,259)      (2,441)      (2,120)
                                                ------       ------       ------       ------
       Total EBITDA ......................       5,211        3,438        8,905        5,046

Capital expenditures
  RCC Cellular ...........................       5,638       10,507       10,744       13,600
  Wireless Alliance LLC ..................       2,388          879        5,862        1,394
                                                 -----       ------       ------       ------
       Total capital expenditures ........       8,026       11,386       16,606       14,994

BALANCE SHEET DATA (END OF PERIOD)
Property and equipment
  RCC Cellular ...........................                               103,374       81,554
  Wireless Alliance LLC ..................                                15,027        1,758
                                                                         -------       ------
       Total property and equipment ......                               118,401       83,312



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As a result of the MRCC Acquisitions, the Company's operating results for the first and second quarters of 1998 and 1997 may not be comparable or indicative of future performance.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations data as a percentage of total revenues as well as other financial and operating data for the periods indicated.

                                                              Three months            Six months
                                                             ended June 30,            June 30,

                                                              1998       1997     1998       1997

REVENUES:
   Service ...............................................      80.1%     80.1%     82.8%     81.3%
   Roamer ................................................      17.7      18.4      15.0      17.4
   Equipment .............................................       2.2       1.5       2.2       1.3
                                                               -----     -----     -----     -----

Total revenues ...........................................     100.0     100.0     100.0     100.0
                                                               -----     -----     -----     -----

OPERATING EXPENSES:
   Network costs .........................................      21.6      22.5      22.9      23.1
   Cost of equipment sales ...............................       6.1       4.7       6.1       4.2
   Selling, general and administrative ...................      42.8      47.0      43.6      49.4
   Depreciation and amortization .........................      27.4      22.0      27.9      22.6
                                                               -----     -----     -----     -----

Total operating expenses .................................      97.9      96.2     100.5      99.3
                                                               -----     -----     -----     -----

OPERATING  INCOME  (LOSS).................................       2.1       3.8      (0.5)      0.7
                                                               -----     -----     -----     -----

OTHER INCOME (EXPENSE):
   Interest expense ......................................     (18.1)    (10.8)    (17.3)     (7.6)
   Interest and dividend income ..........................       5.4       0.3       3.8       0.5
   Equity in earnings of unconsolidated affiliates .......      (0.8)      0.1      (0.9)      0.1
   Minority interest .....................................       6.8       5.1       6.0       5.2
                                                               -----     -----     -----     -----
Other expense, net .......................................      (6.7)     (5.3)     (8.4)     (1.8)
                                                               -----     -----     -----     -----
LOSS BEFORE INCOME TAX....................................      (4.6)     (1.5)     (8.9)     (1.1)
INCOME TAX PROVISION......................................        --        --        --        --
NET LOSS..................................................      (4.6)     (1.5)     (8.9)     (1.1)
                                                               -----     -----     -----     -----
PREFERRED STOCK DIVIDEND..................................     (10.6)       --      (5.8)       --
                                                               ------    -----     -----     -----
NET LOSS APPLICABLE TO COMMON SHARES .....................     (15.2)%    (1.5)%   (14.7)%    (1.1)%
                                                               =====     =====    ======     =====

EBITDA (1)................................................      29.5%     25.8%     27.4%     23.3%
ADJUSTED EBITDA (1).......................................      45.4%     40.2%     42.8%     37.3%




Other Operating Data                          Three months ended               Six months ended
                                                   June 30,                         June 30,

                                              1998              1997         1998          1997
POP's: (2)
    ......................................
  RCC Cellular ...........................    1,148,000     1,120,000     1,148,000     1,120,000
  Wireless Alliance LLC ..................      708,000       516,000       708,000       516,000
                                              ---------     ---------     ---------     ---------
        Total POP's ......................    1,856,000     1,636,000     1,856,000     1,636,000

Customers at period end:
  RCC Cellular ...........................       91,814        77,129        91,814        77,129
  Wireless Alliance LLC ..................       19,373        10,424        19,373        10,424
  Other ..................................       10,514         7,787        10,514         7,787
                                              ---------     ---------     ---------     ---------
        Total customers ..................      121,701        95,340       121,701        95,340

Penetration: (3)
  RCC Cellular ...........................          8.0%          6.9%          8.0%          6.9%
  Wireless Alliance LLC ..................          2.7%          2.0%          2.7%          2.0%

Retention: (4)
  RCC Cellular ...........................         98.8%         98.3%         98.7%         98.6%
  Wireless Alliance LLC ..................         97.7%         99.1%         97.5%         99.1%

Average monthly revenue per customer (5)
  RCC Cellular ...........................          $53           $58           $50           $56
  Wireless Alliance LLC ..................          $56           $65           $54           $61

Acquisition cost per customer: (6)
  RCC Cellular ...........................         $395          $442          $418          $419
  Wireless Alliance LLC ..................         $464          $247          $461          $233

Cell sites
  RCC Cellular ...........................          134           112           134           112
  Wireless Alliance LLC ..................           34             0            34             0





1)EBITDA is the sum of earnings before interest, taxes, depreciation and amortization and is utilized as a performance measure within the cellular industry. EBITDA is not intended to be a performance measure that should be regarded as an alternative for other performance measures and should not be considered in isolation. EBITDA is not a measurement of financial performance under generally accepted accounting principles and does not reflect all expenses of doing business (e.g., interest expense, depreciation). Accordingly, EBITDA should not be considered as having greater significance than or as an alternative to net income or operating income as an indicator of operating performance or to cash flows as a measure of liquidity. Moreover, "EBITDA," as used herein, may differ from "Operating Cash Flow." Adjusted EBITDA represents EBITDA excluding Wireless Alliance's EBITDA.

2)Source  1990 census,  updated for July 1, 1997  estimates,  of the  U.S.Census
Bureau

3)Represents the ratio of cellular customers at the end of the period to total POPs.

4) Determined for each period by dividing total cellular customers discontinuing service during such period by the average cellular customers for such period (customers at the beginning of the period plus customers at the end of the period, divided by two), dividing that result by the number of months in the period, and subtracting such result from one.

5) Determined for each period by dividing the sum of access, airtime, roaming, long distance, features, connections, disconnection, and other revenues for such period by average cellular customers for such period (customers at the beginning of the period plus customers at the end of the period, divided by two), and dividing that result by the number of months in such period

6)Determined for each period by dividing selling and marketing expenses, costs of equipment sales, and depreciation of rental telephone equipment by the gross cellular customers added during such period.

THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

REVENUES
Service revenues for the three months ended June 30, 1998 increased 32.6% to $14.2 million from $10.7 million in 1997. Service revenues for the six months ended June 30, 1998 increased 52.8% to $26.9 million from $17.6 million in the comparable period of 1997. The growth for the three and six months ended June 30, 1998 was primarily due to the increase in the number of customers and the MRCC Acquisitions, partially offset by a decrease of, respectively, 8.6% and 10.7% in the average revenue per RCC Cellular customer and a decrease of, respectively, 13.8% and 11.5% in average revenue per Wireless Alliance customer. The rate at which new customers were added to existing markets for the three and six months ended June 30, 1998 decreased to 6.4% and 9.6% in 1998 from 11.7% and 24.8% in 1997. There were no new customers added through acquisition during the three and six months ended June 30, 1998 as compared to 66.5% of the additional customers being added through acquisition during the six months ended June 30, 1997.

Roamer revenues for the three months ended June 30, 1998 increased 27.5% to $3.1 million from $2.5 million in 1997. Roamer revenues for the six months ended June 30, 1998 increased 29.6% to $4.9 million from $3.8 million in the comparable period of 1997. Roamer revenues have increased due to the activation of additional cell sites and acquisitions of new service areas. As a percentage of cellular revenues (excluding the impact of Wireless Alliance) roaming revenues, for the three months ended June 30, 1998, have increased to 21.6% from 20.9% in 1997. For the six months ended June 30, 1998, roamer revenues decreased as a percentage of cellular revenues from 19.6% in 1997 to 18.4% in 1998. Wireless Alliance had no roamer revenues in either 1998 or 1997 because it was primarily engaged in reselling cellular services. The Company expects Wireless Alliance to generate roamer revenues in the third and fourth quarters of 1998.


OPERATING EXPENSES

Network costs include switching and transport expenses and the expenses associated with the maintenance and operation of the Company's wireless network facilities, as well as charges from other service providers for resold minutes and services. Network cost for the three months ended June 30, 1998, increased 27.4% to $3.8 million from $3.0 million in 1997, but decreased as a percentage of total revenues to 21.6% in 1998 from 22.5% in 1997. For the six months ended June 30, 1998, network costs increased 49.0% to $7.5 million from $5.0 million for the comparable period of the prior year. Network costs remained relatively constant as a percentage of sales at 22.9% for the six months ended June 30, 1998 as compared to 23.1% in 1997. The increase in network costs resulted primarily from expenses incurred by Wireless Alliance and MRCC, which more than offset network cost reductions in the Company's Minnesota operations. Contributing to the reduction of network costs in the Minnesota service area was the completed installation of the Company's Mobile Telephone Switching Office ("MTSO") in the third quarter of 1997, thereby reducing the Company's network costs for switching services provided by Switch 2000, Inc., an unconsolidated affiliate. Network costs for Wireless Alliance increased to $2.5 million in the second quarter of 1998 from $1.4 million in the comparable period of 1997. The increase is attributed to additional network costs associated with increased customers.

Selling, general, and administrative ("SG&A") expenses include salaries, benefits, and operating expenses such as marketing, commissions, customer support, accounting, administration, and billing. SG&A expenses for the three months ended June 30, 1998 increased 20.7% to $7.6 million in 1998 from $6.3 million in 1997. For the six months ended June 30, 1998, SG&A increased 32.4% to $14.2 million from $10.7 million in the comparable period of the prior year. The increase in SG&A for the three months ended June 30,1998 resulted primarily from additional costs related to MRCC and a $438,000 increase in costs of Wireless Alliance. As a percentage of total revenues for the three and six months ended June 30, 1998, SG&A decreased to 42.8% and 43.6%, respectively, from 47.0% and 49.4%,respectively, in 1997 reflecting economies gained through the acquisition of MRCC and the growth of Wireless Alliance.

Depreciation and amortization expense for the three and six months ended June 30, 1998 increased 65.6% and 85.4%, respectively, to $4.9 million and $9.1 million from $2.9 million and $4.9 million in 1997. The increase reflects the Company's continued construction and acquisition efforts, and its investments in network facilities, including the Company's launch of PCS services through Wireless Alliance, a newly installed MTSO, and rental equipment.

OTHER INCOME (EXPENSE)

Interest expense for the three and six months ended June 30, 1998 increased to $3.2 million and $5.6 million, respectively, from $1.4 million and $1.6 million in 1997. The increase in interest expense was primarily a result of interest incurred on the $125 million in Senior Subordinated Notes combined with borrowings under the Existing Credit Facility. The borrowing was incurred to finance the MRCC Acquisitions, the construction of cell sites, and other pending acquisitions. Other income also includes the minority interest in losses of Wireless Alliance.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary liquidity requirements are for working capital, capital expenditures, debt service, acquisitions, and customer growth. These requirements have been met through cash flow from operations and borrowings under the Existing Credit Facility. As of June 30, 1998, the Company had $23 million outstanding under its $160 million Existing Credit Facility. On July 1, 1998 the Company replaced its $160 million Existing Credit Facility with a $300 million New Credit Facility from an affiliate of TD Securities (USA) Inc. Under the New Credit Facility, amounts may be borrowed or repaid at any time through maturity provided that, at no time, the aggregate outstanding borrowings exceed the total of the New Credit Facility. The Company believes that it will have adequate capital resources to satisfy all its liquidity requirements for at least the next twelve months.

Net cash provided by operating activities was $2.0 million for the six months ended June 30, 1998. Adjustments to the $4.8 million net loss to reconcile to net cash used in operating activities included $9.1 million in depreciation and amortization and a $2.0 million decrease in accounts payable.

Net cash used in investing activities for the six months ended June 30, 1998 was $16.7 million. Investing activities for such period consisted primarily of purchases of property and equipment of $16.7 million, of which $5.9 million was attributable to Wireless Alliance capital expenditures. These purchases reflect the construction and launch of Wireless Alliance's PCS network, expansion of existing coverage in RCC Cellular, and the continued upgrading of existing cell sites and switching equipment. Capital expenditures (including $10.2 million for Wireless Alliance) are expected to be approximately $23.1 million in remaining quarters of 1998. Capital expenditures and debt service are expected to be funded through internally generated cash flows and, if necessary, borrowings under the New Credit Facility.

Net cash provided by financing activities was $137 million for the six months ended June 30, 1998. Financing activities for such period consisted primarily of the placement on May 14, 1998 of $125 million of 9 5/8% Senior Subordinated Notes due May 15, 2008 and $125 million of 11 3/8% Exchangeable Preferred Stock. The net proceeds from the sale of the Exchangeable Preferred Stock were used to repay a portion of indebtedness under the Existing Credit Facility. On July 1, 1998, the net proceeds from the sale of the Senior Subordinated Notes together with the New Credit Facility were used to finance the acquisition of Atlantic and WMC.

In the ordinary course of business, the Company continues to evaluate acquisition opportunities and other potential business transactions. Such acquisitions, joint ventures and business transactions may be material. Such transactions may also require the Company to seek additional sources of funding through the issuance of additional debt and/or additional equity. There can be no assurance that such funds will be available to the Company on acceptable or favorable terms.

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

During the first six months of 1998, the Company did not incur any costs to modify existing computer systems and applications, and estimates that approximately $600,000 will be incurred in the remaining quarters of 1998 and 1999. The Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner. If Year 2000 modifications are not properly completed either by the Company or any company from which the Company does business with, the Company could be adversely impacted.

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

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c)  Effective  May 14,  1998,  the  Company  sold $125  million of 11-3/8%
     Exchangeable Preferred Stock to TD Securities (USA) Inc., NationsBanc Montgomery Securities LLC, and BancBoston Securities Inc. Net proceeds to the Company, after underwriting fees of $4.4 million, were $120.6 million. The Company claims exemption for the sale under Section 4(2) of the Securities Act of 1933 as a sale not involving a public offering.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     (a) The Company held its Annual Meeting of Shareholders on May 21, 1998.

     (c) The following matters were considered:

          1. To approve an amendment to the Company's Bylaws regarding the number of directors; Voting on approval of the amendment was as follows:
     17,695,039 shares in favor, 22,715 opposed, 35,730 abstentions, and zero broker non-votes.

          2. To elect two directors, each for a three-year term;
              Name                 Affirmative           Authority Withheld
      Jeffrey S. Gilbert            17,699,299                  54,185
      Marvin C. Nicolai             17,698,923                  54,561

               There were no abstentions or broker non-votes

          3. To approve an increase in the number of shares authorized to be issued under the 1995 Stock Compensation Plan. Voting on approval of the Plan was as follows: 16,034,239 shares in favor, 544,945 opposed, 607,855 abstentions, and 544,445 broker non-votes.

          4. To ratify appointment of Arthur Andersen LLP as the Company's independent auditors for fiscal 1998. Voting on ratification was 17,718,979 shares in favor, 2,525 opposed, 31,980 abstentions, and zero broker non-votes

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

               27 Financial Data Schedule

        (b)  Reports on Form 8-K

     A report on Form 8-K dated April 27, 1998 reporting under Item 5 and filing under Item 7, the notice of a certain proposed unregistered offering of Senior Subordinated Notes and Exchangeable Preferred Stock pursuant to Rule 135c of the Securities Act of 1933.
                                       16

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                        RURAL CELLULAR CORPORATION
                        (Registrant)



Dated: August 11, 1998  /s/ Richard P. Ekstrand
                        ------------------------------------------------------
                        Richard P. Ekstrand
                        President and Chief Executive Officer


Dated: August 11, 1998  /s/ Wesley E. Schultz
                        ------------------------------------------------------
                        Wesley E. Schultz
                        Vice President and Chief Financial Officer
                        (Principal Financial Officer)