Form 10-Q
period 1998-09-30
RURAL CELLULAR CORP
filed 1998-11-12
CIK 869561

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1998.

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES(X) NO( )

Number of shares of common stock outstanding as of the close of business on October 30, 1998:
                               Class A 7,777,964
                               Class B 1,203,358

                                TABLE OF CONTENTS
                                                                Page Number
PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

          Condensed Consolidated Balance Sheets-
           of September 30, 1998 and December 31, 1997.....................3

          Consolidated Statements of Operations-
           Three and nine months ended September 30, 1998 and 1997.........5

          Condensed Consolidated Statements of Cash Flows-
           Nine months ended September 30, 1998 and 1997...................6

          Notes to Condensed Consolidated Financial Statements.............7

Item 2. Management's Discussion and Analysis
         of Financial Condition and Results of Operations................ 11

PART II. - OTHER INFORMATION

Item 5. Other Information.................................................19

Item 6. Exhibits and Reports on Form 8-K..................................19

Signature page............................................................20

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS



                   RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                     ASSETS


                                                                                September 30,      December 31,

                                                                                   1998                1997
CURRENT ASSETS:
   Cash................................................................        $   9,148,559       $   1,994,628
   Accounts receivable, less allowance of $2,019,000 and $1,146,000....           14,508,380           9,621,032
   Other current assets................................................            3,353,013           2,540,161
                                                                                ------------        ------------
     Total current assets..............................................           27,009,952          14,155,821
                                                                                ------------        ------------

PROPERTY  AND  EQUIPMENT,  less  accumulated
     depreciation  of  $37,067,000 and $23,874,000.....................          119,753,225          77,920,283
                                                                                ------------        ------------

LICENSES AND OTHER ASSETS:
   Licenses and other intangible assets, less accumulated amortization
     of $4,444,000 AND $1,490,000......................................          279,038,174          81,348,237
   Other assets, less accumulated amortization of $1,365,000 and
     $178,000..........................................................           50,031,340           8,163,727
                                                                                ------------        ------------
     Total licenses and other assets...................................          329,069,514          89,511,964
                                                                                ------------        ------------
                                                                               $ 475,832,691       $ 181,588,068
                                                                                ============        ============



         The accompanying notes are an integral part of these condensed consolidated balance sheets.

                   RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                September 30,    December 31,

                                                                                    1998            1997
CURRENT LIABILITIES:
   Accounts payable............................................................  $  8,647,322    $   7,959,778
   Advance billings and customer deposits......................................     3,162,569        2,541,015
   Other accrued expenses......................................................    12,023,905        3,141,559
                                                                                  -----------      -----------
   Total current liabilities...................................................    23,833,796       13,642,352

LONG-TERM DEBT.................................................................   298,873,826      128,000,000
                                                                                  -----------      -----------

     Total liabilities.........................................................   322,707,622      141,642,352
                                                                                  -----------      -----------

MINORITY INTEREST..............................................................     3,089,813        6,215,480
                                                                                  -----------      -----------

EXCHANGEABLE PREFERRED STOCK...................................................   124,315,719               --
                                                                                  -----------      -----------

SHAREHOLDERS' EQUITY:
   Class A common stock; $.01 par value; 15,000,000 shares
      authorized; 7,775,964 and 7,592,628 issued and outstanding...............        77,760           75,926
   Class B common stock; $.01 par value; 5,000,000 shares
      authorized; 1,203,358  shares issued and outstanding.....................        12,033           12,607
   Additional paid-in capital..................................................    35,672,233       34,445,849
   Accumulated deficit.........................................................   (10,042,489)        (804,146)
                                                                                  -----------      -----------
     Total shareholders' equity................................................    25,719,537       33,730,236
                                                                                  -----------      -----------
                                                                                 $475,832,691     $181,588,068
                                                                                  ===========      ===========

         The accompanying notes are an integral part of these condensed consolidated balance sheets.

                               RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)


                                                             Three months ended              Nine months ended
                                                                September 30,                  September 30,

                                                             1998            1997            1998            1997
REVENUES:
   Service...........................................   $ 24,295,340    $ 12,845,494    $ 51,178,303    $ 30,437,969
   Roamer............................................      8,698,278       3,686,844      13,576,207       7,451,392
   Equipment.........................................        961,458         215,029       1,669,882         506,926
                                                        ------------    ------------    ------------    ------------
     Total revenues..................................     33,955,076      16,747,367      66,424,392      38,396,287
                                                        ------------    ------------    ------------    ------------


OPERATING EXPENSES:
   Network costs.....................................      5,886,612       3,508,586      13,335,375       8,507,126
   Cost of equipment sales...........................      2,042,329         845,994       4,011,858       1,762,803
   Selling, general and administrative...............     11,665,520       6,963,653      25,810,958      17,651,225
   Depreciation and amortization.....................      8,457,837       3,647,713      17,523,023       8,537,223
                                                        ------------    ------------    ------------    ------------
     Total operating expenses........................     28,052,298      14,965,946      60,681,214      36,458,377
                                                        ------------    ------------    ------------    ------------

OPERATING INCOME.....................................      5,902,778       1,781,421       5,743,178       1,937,910
                                                        ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
     Interest expense................................     (6,724,618)     (2,194,453)    (12,339,994)     (3,841,368)
     Interest and dividend income....................         87,364          44,401       1,318,333         144,436
     Equity in earnings (losses) of
     unconsolidated affiliates.......................       (347,692)          9,428        (645,517)         36,552

     Minority interest...............................      1,182,722         979,839       3,125,667       2,105,251
                                                        ------------    ------------    ------------    ------------
       Other expense, net............................     (5,802,224)     (1,160,785)     (8,541,511)     (1,555,129)
                                                        ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE INCOME TAX
AND EXTRAORDINARY ITEM...............................        100,554         620,636      (2,798,333)        382,781

INCOME TAX PROVISION.................................             --              --              --              --
                                                        ------------    ------------    ------------    ------------
NET INCOME (LOSS) BEFORE
EXTRAORDINARY ITEM...................................        100,554         620,636      (2,798,333)        382,781
                                                        ------------    ------------    ------------    ------------
EXTRAORDINARY ITEM -
EARLY EXTINGUISHMENT
OF DEBT..............................................     (1,042,422)             --      (1,042,422)             --
                                                        ------------    ------------    ------------    ------------
NET INCOME (LOSS)....................................       (941,868)        620,636      (3,840,755)        382,781
                                                        ------------    ------------    ------------    ------------
PREFERRED STOCK DIVIDEND.............................     (3,527,725)             --      (5,397,588)             --
                                                        ------------    ------------    ------------    ------------
NET INCOME (LOSS) APPLICABLE TO
    COMMON SHARES....................................   $ (4,469,593)   $    620,636    $ (9,238,343)   $    382,781
                                                        ============    ============    ============    ============

NET INCOME (LOSS) PER BASIC
    AND DILUTED COMMON SHARES........................   $      (0.50)   $       0.07    $      (1.04)   $       0.04
                                                        ============    ============    ============    ============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING, BASIC
   AND DILUTED.......................................      8,930,748       8,952,834       8,893,218       8,903,932
                                                        ============    ============    ============    ============


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                               RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)


                                                              Nine months ended September 30,
                                                              -------------------------------
                                                                  1998               1997

OPERATING ACTIVITIES:
Net income (loss) applicable  to common shares............   $  (9,238,343)  $      382,781
Adjustments to reconcile to net cash provided by (used in)
Operating activities:
     Depreciation and amortization........................      17,523,023        8,537,223

     Extraordinary item - early extinguishment of debt....       1,042,422              --

     Equity in (earnings) losses of unconsolidated
       affiliates.........................................         653,857          (36,552)
     Change in minority interest..........................      (3,125,667)      (2,105,251)
     Dividend requirement on preferred stock..............       1,843,589               --
     Other................................................         (60,104)         (32,373)
     Change in other operating elements:
          Accounts receivable.............................      (1,511,954)      (2,549,800)
          Other current assets............................         (59,731)         540,077
          Accounts payable................................       1,220,156       (1,842,598)
          Other current liabilities.......................       6,147,518        2,766,970
                                                               -----------      -----------
          Net cash provided by operating activities.......      14,434,766        5,660,477
                                                               -----------      -----------
INVESTING ACTIVITIES:
     Purchases of property and equipment, net.............     (23,956,351)     (23,518,951)
     Gain on hedge rate transaction.......................       1,003,000               --
     Purchases of Atlantic and Western Maine Cellular.....    (269,983,779)              --
     Purchases of Unicel and Northern Maine...............              --      (86,001,734)
     Other................................................      (1,620,649)         152,122
                                                               -----------      -----------
          Net cash used in investing activities...........    (294,557,779)    (109,368,563)
                                                               -----------      -----------
FINANCING ACTIVITIES:
     Stock options exercised..............................       1,227,644               --
     Proceeds from issuance of senior subordinated notes..     125,000,000               --
     Proceeds from issuance of preferred stock............     125,000,000               --
     Preferred stock dividends paid in kind...............       3,554,000               --
     Proceeds from issuance of long-term debt.............     188,625,000      124,695,000
     Repayments of long-term debt.........................    (143,625,000)     (18,138,067)
     Payments of debt issuance costs......................     (12,504,700)      (1,199,483)
                                                               -----------      -----------
          Net cash provided by financing activities.......     287,276,944      105,357,450
                                                               -----------      -----------
NET INCREASE IN CASH......................................       7,153,931        1,649,364
CASH, at beginning of period..............................       1,994,628          237,499
                                                               -----------      -----------
CASH, at end of period....................................   $   9,148,559    $   1,886,863
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

                   RURAL CELLULAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1) Basis of Presentation:

The accompanying condensed consolidated financial statements for the periods ended September 30, 1998 and 1997 have been prepared by Rural Cellular Corporation and subsidiaries (the "Company") without audit. In the opinion of management, normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 1997. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the operating results for the full fiscal year or for any other interim periods.

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

Atlantic Cellular Company, L.P.

Effective July 1, 1998, the Company completed the acquisition of the Vermont, New Hampshire, New York and Massachusetts cellular telephone licenses, operations and related assets of Atlantic Cellular Company L.P. and one of its subsidiaries ("Atlantic"), an independent provider of wireless communication services in the New England region. Under the terms of the agreement, the Company acquired a contiguous, multi-state service area of 21,000 square miles, encompassing approximately 1.1 million POPS ("population served") and 74,000 customers. The cellular properties acquired from Atlantic include: (i) the entire state of Vermont (RSA 1, RSA 2, and the Burlington MSA); (ii) western New Hampshire (RSA 1); (iii) the northeastern corner of New York (RSA 2); and (iv) northwestern Massachusetts (RSA 1). In addition, the Company has acquired Atlantic's long distance business. The Company operates its Atlantic operations as RCC Atlantic, Inc.

Western Maine Cellular

Effective July 31, 1998, the Company completed the acquisition of the outstanding stock of Western Maine Cellular ("WMC"), a wholly-owned subsidiary of Utilities, Inc., for approximately $7.5 million in cash. WMC provides cellular service to western Maine RSA 1 which incorporates a 3,700 square-mile service area of western Maine encompassing 83,000 POPs and serves approximately 2,500 customers.

Accordingly, a portion of the purchase price for Atlantic and WMC was allocated to the net assets based on their estimated fair values and the excess was recorded as goodwill and is being amortized over 39 years. These purchase price allocations have been completed on a preliminary basis, subject to adjustment should new or additional facts about the businesses become known.

The following unaudited pro forma information presents the consolidated results of operations as if the acquisitions of MRCC, Atlantic, and WMC had occurred as of January 1, 1997. This summary is not necessarily indicative of what the results of operations of the Company and the acquired entities would have been if they had been a single entity during such period, nor does it purport to represent results of operations for any future periods.



  (in thousands except per   Three months ended    Three months ended    Nine months ended       Nine months ended
         share data)         September 30, 1998    September 30, 1997    September 30, 1998      September 30, 1997
---------------------------- ------------------    -------------------   -------------------     -------------------
Total revenues                   $33,955              $28,708               $90,090                 $74,061
Operating income                   5,903                3,540                 9,869                   1,663
Net loss                          (3,427)              (4,311)              (18,676)                (23,534)
Basic and diluted net loss        $(0.39)              $(0.49)               $(2.10)                 $(2.65)
per share


3) LONG TERM DEBT:

On May 14, 1998, the Company closed on the placement of Senior Subordinated Notes. The Senior Subordinated Notes accrue interest at 9 5/8% from May 14, 1998. Payments of interest will be made on May 15 and November 15 of each year commencing November 15, 1998.

On July 1, 1998, the Company replaced its $160 million credit facility with a $300 million credit facility. The Company had the following debt outstanding at September 30, 1998 and December 31, 1997:

Long Term Debt                       September 30, 1998        December 31, 1997
-------------------------------- -------------------------- --------------------
Deferred gain on hedge agreement $           873,826        $         -
Credit Facility                          173,000,000             128,000,000
9 5/8% Senior Subordinated Notes         125,000,000                  -
                                 -------------------------- --------------------
                                 $       298,873,826        $    128,000,000
                                 ========================== ====================


4) FINANCIAL INSTRUMENTS:

The Company maintains interest rate swaps which provide protection against interest rate risk. Income and expense associated with swap transactions are accrued over the periods prescribed by the contracts. As of September 30, 1998, the Company is party to three interest rate swaps expiring August 6, 2003 with a total outstanding notional amount of $165 million. These agreements did not materially effect the Company's interest rate on the debt for the nine months ended September 30, 1998.

In anticipation of the offering of the $125 million in 9 5/8% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes") and $125 million in exchangeable preferred stock (the "Exchangeable Preferred Stock"), the Company also entered into a $150 million hedge agreement. On May 12, 1998, the Company settled the hedge agreement resulting in a gain of $1.0 million. This gain is being accreted against interest expense over the lives of the underlying debt instruments.

5) EXCHANGEABLE PREFERRED STOCK:

On May 14, 1998, the Company completed the placement of $125 million of 11 3/8% Exchangeable Preferred Stock. The Exchangeable Preferred Stock has a liquidation preference of $1,000 per share and is recorded at fair value on the date of issuance less issuance costs. The Exchangeable Preferred Stock is senior to all classes of junior preferred stock and common stock of the Company with respect to dividend rights and rights on liquidation, winding-up and dissolution of the Company. The Exchangeable Preferred Stock is non-voting, except as otherwise required by law and as provided in the Certificate of Designation. Dividends on all shares of Exchangeable Preferred Stock will be cumulative and accrue at 11 3/8% per annum from May 14, 1998 and may be paid, at the Company's option, on any dividend payment date occurring on or before May 15, 2003, either in cash or by the issuance of additional shares of Exchangeable Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. Thereafter all dividends will be payable in cash only. On August 15, 1998, the Company elected to issue 3,554 shares of preferred stock as payment against its dividend obligation. As of September 30, 1998, the Company has accrued $1.8 million in preferred stock dividends which will be distributed on November 15, 1998.

6) SUPPLEMENTAL DISCLOSURE OF CONDENSED CONSOLIDATED CASH FLOW INFORMATION:

                                                      Nine months ended
                                                         September 30,
                                               ----------------- ---------------
                                                    1998                 1997
                                               ----------------- ---------------
Cash paid during the period for interest       $   6,887,569     $   2,072,081
Cash  paid  (received) during the  period  for $        -        $      64,032
income taxes

7) EVENTS SUBSEQUENT TO SEPTEMBER 30, 1998:

On October 15, 1998, the Company entered into an agreement with Switch 2000, LLC ("Switch") and Midwest Wireless Communications L.L.C. whereby the Company sold its membership interest in Switch to Switch, for a purchase price of $200,000 in cash plus an amount equal to 40.77 percent of the net working capital of Switch, subject to certain adjustments based upon credits arising out of independent local exchange carrier interconnection charges.

On October 16, 1998, the Company entered into a definitive agreement to purchase the outstanding stock of RGI Group, Inc. dba Glacial Lakes Cellular 2000 ("Glacial") for approximately $11.9 million. Operating under the name Cellular 2000, Glacial provides cellular service to northeastern South Dakota (RSA 4), which includes eight counties and is adjacent to the Company's existing cellular operation in northern and central Minnesota. Glacial's service area encompasses 69,000 POPs and the operation serves 6,800 customers.

8. SEGMENT INFORMATION:

The Company's consolidated financial statements consist of the business units RCC Cellular and Wireless Alliance, LLC ("Wireless Alliance"). RCC Cellular includes cellular operations in Minnesota and Maine in addition to certain service areas in New Hampshire, Vermont, Massachusetts, and New York. Wireless Alliance, a joint venture that commenced cellular reselling operations in November 1996 and launched its first PCS networks in the second quarter of 1998, is 51%-owned by the Company and 49%-owned by APT Inc., an affiliate of Aerial Communications, Inc.

Information about the Company's operations in its business units for the three and nine months ended September 30, 1998 and 1997 is as follows:



(Dollars in thousands)                          Three months ended         Nine months ended
                                                   September 30                September 30

                                                 1998         1997         1998       1997

STATEMENT OF OPERATIONS:
Revenues
  RCC Cellular............................   $  31,069       14,833    $  58,391    $  34,407
  Wireless Alliance LLC...................       3,339        2,233        9,273        4,687
  Eliminating.............................        (453)        (319)      (1,240)        (698)
                                                ------       ------       ------       ------
     Total revenue........................      33,955       16,747       66,424       38,396

Operating expenses
  RCC Cellular............................      23,217       11,052       47,133       28,173
  Wireless Alliance LLC...................       5,288        4,233       14,788        8,983
  Eliminating.............................        (453)        (319)      (1,240)        (698)
                                                ------       ------       ------       ------
     Total operating expenses.............      28,052       14,966       60,681       36,458

Operating income (loss)
  RCC Cellular............................       7,852        3,781       11,258        6,234
  Wireless Alliance LLC...................      (1,949)      (2,000)      (5,515)      (4,296)
                                                ------       ------       ------       ------
      Total operating income..............       5,903        1,781        5,743        1,938

Depreciation and amortization
  RCC Cellular............................       7,580        3,453       15,520        8,165
  Wireless Alliance LLC...................         878          195        2,003          372
                                                ------       ------       ------       ------
       Total depreciation and amortization   $   8,458    $   3,648    $  17,523    $   8,537

OTHER OPERATING DATA:
EBITDA
  RCC Cellular............................      15,432        7,234       26,778       14,399
  Wireless Alliance LLC...................      (1,071)      (1,805)      (3,512)      (3,924)
                                                ------       ------       ------       ------
       Total EBITDA.......................   $  14,361    $   5,429    $  23,266    $  10,475

Capital expenditures
  RCC Cellular............................   $   4,931    $   5,033    $  15,725    $  18,633
  Wireless Alliance LLC...................       2,369        3,492        8,231        4,886
                                                 -----       ------       ------       ------
       Total capital expenditures.........   $   7,300    $   8,525    $  23,956    $  23,519

BALANCE SHEET DATA (END OF PERIOD):
Property and equipment
  RCC Cellular............................                             $ 139,435    $  86,567
  Wireless Alliance LLC...................                                17,385        5,249
                                                                         -------       ------
       Total property and equipment.......                             $ 156,820    $  91,816



Item 2. Management's  Discussion and Analysis of Financial Condition and Results
                                 of Operations
As a result of the MRCC, Atlantic, and WMC acquisitions, the Company's operating results for the first, second, and third quarters of 1998 and 1997 may not be comparable or indicative of future performance.

RESULTS  OF  OPERATIONS
The following table presents certain consolidated statement of operations data as a percentage of total revenues as well as other financial and operating data for the periods indicated.

                                                             Three months ended     Nine months ended
                                                                September 30,          September 30,

                                                              1998       1997       1998       1997


REVENUES:
   Service................................................      71.6%     76.7%     77.0%     79.3%
   Roamer.................................................      25.6      22.0      20.5      19.4
   Equipment..............................................       2.8       1.3       2.5       1.3
                                                               -----     -----     -----     -----

Total revenues............................................     100.0     100.0     100.0     100.0
                                                               -----     -----     -----     -----

OPERATING EXPENSES:
   Network costs..........................................      17.3      21.0      20.1      22.2
   Cost of equipment sales................................       6.0       5.1       6.0       4.6
   Selling, general and administrative....................      34.4      41.5      38.9      46.0
   Depreciation and amortization..........................      24.9      21.8      26.4      22.2
                                                               -----     -----     -----     -----

Total operating expenses..................................      82.6      89.4      91.4      95.0
                                                               -----     -----     -----     -----

OPERATING  INCOME.........................................      17.4      10.6       8.6       5.0
                                                               -----     -----     -----     -----

OTHER INCOME (EXPENSE):
   Interest expense.......................................     (19.8)    (13.2)    (18.6)    (10.0)
   Interest and dividend income...........................       0.3       0.3       2.0       0.4
   Equity in earnings (losses)of unconsolidated affiliates      (1.0)      0.1      (1.0)      0.1
   Minority interest......................................       3.5       5.9       4.7       5.5
                                                               -----     -----     -----     -----
Other expense, net........................................     (17.0)     (6.9)    (12.9)     (4.0)
                                                               -----     -----     -----     -----
INCOME (LOSS) BEFORE INCOME
TAX AND EXTRAORDINARY ITEM................................       0.4       3.7      (4.3)      1.0

INCOME TAX PROVISION......................................        --        --        --        --

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM...............       0.4       3.7      (4.3)      1.0
                                                               -----     -----     -----     -----
EXTRAORDINARY ITEM  RELATED TO EARLY
EXTINGUISHMENT OF LONG-TERM DEBT..........................      (3.1)       --      (1.6)       --
                                                               -----     -----     -----     -----

NET INCOME................................................      (2.7)      3.7      (5.9)      1.0
                                                               -----     -----     -----     -----

PREFERRED STOCK DIVIDEND..................................     (10.4)       --      (8.1)       --
                                                               -----     -----     -----     -----
NET INCOME APPLICABLE TO COMMON SHARES....................     (13.1)%     3.7%   (14.0)%     1.0%
                                                               =====     =====    ======     =====

EBITDA (1)................................................      42.3%     32.4%     35.0%     27.3%
ADJUSTED EBITDA (1).......................................      50.4%     49.9%     46.9%     42.7%




Other Operating Data                             Three months ended          Nine months ended
                                                    September 30,               September 30,

                                                 1998           1997         1998          1997

Customers at period end:
   .......................................
  RCC Cellular............................      175,847        79,679       175,847        79,679
  Wireless Alliance LLC ..................       17,745        13,644        17,745        13,644
  Other                                          11,469         8,553        11,469         8,553
                                              ---------     ---------     ---------     ---------
        Total customers...................      205,061       101,876       205,061       101,876

Penetration: (3)
  RCC Cellular............................          7.5%          7.1%          7.5%          7.1%
  Wireless Alliance LLC...................          2.5%          2.6%          2.5%          2.6%

Retention: (4)
  RCC Cellular............................         98.5%         98.2%         98.6%         98.4%
  Wireless Alliance LLC...................         96.3%         98.3%         97.0%         98.8%

Average monthly revenue per customer:(5)
  RCC Cellular............................          $57           $61           $52           $58
  Wireless Alliance LLC...................          $60           $61           $56           $63

Acquisition cost per customer: (6)
  RCC Cellular............................         $369          $436          $392          $427
  Wireless Alliance LLC...................         $722          $328          $525          $264

Cell sites:
  RCC Cellular............................          204           117           204           117
  Wireless Alliance LLC...................           40             -            40             -





The following chart summarizes the Company's existing wireless systems:


                                                           Total           Net              Date of
Wireless Markets and Systems: (2)            Ownership      POPS           POPS           Acquisition
-------------------------------------------

RCC Cellular
    Upper Midwest Cluster

     Minnesota RSA 1.........................   100%       50,000          50,000           4/01/91
     Minnesota RSA 2.........................   100%       64,000          64,000           4/01/91
     Minnesota RSA 3.........................   100%       59,000          59,000           4/01/91
     Minnesota RSA 5.........................   100%      206,000         206,000           4/01/91
     Minnesota RSA 6.........................   100%      257,000         257,000           4/01/91
                                                        ---------       ---------
         Total Upper Midwest POPs............             636,000         636,000
                                                        ---------       ---------
    New England Cluster
      MRCC
     Maine, Bangor MSA.......................   100%      143,000         143,000           5/01/97
     Maine RSA 2.............................   100%      148,000         148,000           5/01/97
     Maine RSA 3.............................   100%      221,000         221,000           5/01/97
                                                        ---------      ----------
         Total MRCC POPs.....................             512,000         512,000
                                                        ---------      ----------
      Atlantic
     Massachusetts RSA 1.....................   100%       71,000          71,000           7/01/98
     New Hampshire  RSA 1....................   100%      223,000         223,000           7/01/98
     New York RSA 2..........................   100%      226,000         226,000           7/01/98
     Vermont, Burlington MSA.................   100%      148,000         148,000           7/01/98
     Vermont RSA 1...........................   100%      210,000         210,000           7/01/98
     Vermont RSA 2...........................   100%      232,000         232,000           7/01/98
                                                        ---------       ---------
         Total Atlantic POPs.................           1,110,000       1,110,000
                                                        ---------       ---------
      WMC
     Maine RSA 1.............................   100%       83,000          83,000           7/31/98
                                                        ---------       ---------
         Total New England POPs..............           1,705,000       1,705,000
                                                        ---------       ---------
             Total RCC Cellular POPs.........           2,341,000       2,341,000
                                                        ---------       ---------

Wireless Allinace
    Duluth, Minnesota/Superior, Wisconsin:
     Cook, Lake, St. Louis and Carlton          51%
     (portion) Counties in Minnesota and                  270,000         138,000           4/10/97
     Douglas County in Wisconsin..............
    Fargo, North Dakota/Moorhead, Minnesota:
     Cass and Trail Counties in North           51%       175,000          89,000           4/10/97
     Dakota and Clay County in Minnesota......
    Grand Forks, North Dakota:
     Grand Forks County in North Dakota         51%       102,000          52,000           4/10/97
     and Polk County in Minnesota.............
    Sioux Falls, South Dakota:
     Minnehaha and Lincoln Counties in          51%       161,000          82,000           9/30/97
     South Dakota.............................
                                                        ---------       ---------
         Total PCS POPs.......................            708,000         361,000
                                                        =========       =========
              Total POPs......................          3,049,000       2,702,000
                                                        =========       =========



                                       13

1) EBITDA is the sum of earnings before interest, taxes, depreciation and amortization and is utilized as a performance measure within the cellular industry. EBITDA is not intended to be a performance measure that should be regarded as an alternative for other performance measures and should not be considered in isolation. EBITDA is not a measurement of financial performance under generally accepted accounting principles and does not reflect all expenses of doing business (e.g., interest expense, depreciation). Accordingly, EBITDA should not be considered as having greater significance than or as an alternative to net income or operating income as an indicator of operating performance or to cash flows as a measure of liquidity. Moreover, "EBITDA," as used herein, may differ from "Operating Cash Flow." Adjusted EBITDA represents EBITDA excluding Wireless Alliance's EBITDA.
2) Source 1990 census, updated for July 1, 1997 estimates, of the U.S. Census Bureau.
3) Represents the ratio of cellular  customers at the end of the period to POPs.
4) Determined for each period by dividing total cellular customers discontinuing service during such period by the average cellular customers for such period (customers at the beginning of the period plus customers at the end of the period, divided by two), dividing that result by the number of months in the period, and subtracting such result from one.
5) Determined for each periods by dividing the sum of access, airtime, roaming, long distance, features, connections, disconnection, and other revenues for such period by average cellular customers for such period (customers at the beginning of the period plus customers at the end of the period, divided by two), and dividing that result by the number of months in such period.
6) Determined for each period by dividing selling and marketing expenses, costs of equipment sales, and depreciation of rental telephone equipment by the gross cellular customers added during such period.


     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

REVENUES

Service revenues for the three months ended September 30, 1998 increased 89.1% to $24.3 million from $12.8 million in 1997. Service revenues for the nine months ended September 30, 1998 increased 68.1% to $51.2 million from $30.4 million in the comparable period of 1997. The revenue growth for the three and nine months ended September 30, 1998 reflects 76,000 additional customers added through the Atlantic and WMC acquisition and 20,000 added through increased penetration in existing markets. Offsetting the impact of the increase in customers for RCC Cellular and Wireless Alliance for the three and nine months ended September 30, 1998, was a decrease in average revenue per customer of 6.6% and 10.3% respectively for RCC Cellular and 1.6% and 11.1% respectively for Wireless Alliance, respectively. The rate at which new customers were added to existing markets for the three and nine months ended September 30, 1998 decreased to 3.7% and 14.5% respectively in 1998 from 6.9% and 24.6% in 1997. Service revenues are expected to increase in the future primarily as a result of future acquisitions, further anticipated industry-wide growth in subscribers and expansion of the Company's coverage.

Roamer revenues for the three months ended September 30, 1998 increased 135.9% to $8.7 million from $3.7 million in 1997. Roamer revenues for the nine months ended September 30, 1998 increased 82.2% to $13.6 million from $7.5 million in the comparable period of 1997. Roamer revenues have increased due to the activation of additional cell sites and acquisitions of new service areas. As a percentage of cellular revenues (excluding the impact of Wireless Alliance), roaming revenues for the three months ended September 30, 1998, increased to 28.3% from 25.4% in 1997. For the nine months ended September 30, 1998, roamer revenues increased as a percentage of cellular revenues to 23.7% in 1998 from 22.1% in 1997. Although still primarily engaged in reselling cellular services, Wireless Alliance generated $24,000 in roaming revenue during the three months ended September 30, 1998 as a result of its now operational PCS network. The Company expects Wireless Alliance to generate moderate amounts of roamer revenues in the fourth quarter of 1998 and subsequent quarters thereafter. The company is now focusing primarily on increasing the number of PCS customers while decreasing its efforts reselling cellular services.

OPERATING EXPENSES

Network costs include switching and transport expenses and the expenses associated with the maintenance and operation of the Company's wireless network facilities, as well as charges from other service providers for resold minutes and services. Network cost for the three months ended September 30, 1998, increased 67.8% to $5.9 million from $3.5 million in 1997, but decreased as a percentage of total revenues to 17.3% in 1998 from 21.0% in 1997. For the nine months ended September 30, 1998, network costs increased 56.8% to $13.3 million from $8.5 million for the comparable period of the prior year. Network costs decreased as a percentage of sales to 20.1% for the nine months ended September 30, 1998 as compared to 22.2% in 1997. The increase in network costs resulted primarily from expenses incurred by Atlantic, and Wireless Alliance, which more than offset network cost reductions in the Company's Minnesota operations. Contributing to the reduction of network costs in the Minnesota service area was the completed installation of the Company's Mobile Telephone Switching Office ("MTSO") in the third quarter of 1997, thereby reducing the Company's network costs for switching services provided by Switch 2000, Inc., an unconsolidated affiliate. Network costs for Wireless Alliance increased to $2.5 million in the three months ended September 30, 1998 as compared to $1.9 million in the
comparable  period of 1997.   The Company expects consolidated network costs to
continue to decline as a percentage of revenues as revenues continue to outpace the fixed components of network costs.

Selling, general, and administrative ("SG&A") expenses include salaries, benefits, and operating expenses such as marketing, commissions, customer support, accounting, administration, and billing. SG&A expenses for the three months ended September 30, 1998 increased 67.5% to $11.7 million in 1998 from $7.0 million in 1997. For the nine months ended September 30, 1998, SG&A increased 46.2% to $25.8 million from $17.7 million in the comparable period of the prior year. The increase in SG&A for the three months ended September 30,1998 resulted primarily from additional costs related to Atlantic and Wireless Alliance. As a percentage of total revenues for the three and nine months ended September 30, 1998 SG&A decreased to 34.4% and 38.9%, respectively, from 41.5% and 46.0% respectively in 1997. Due to the relatively fixed nature of SG&A spending and the seasonality of the Company's revenue stream, the Company expects SG&A as a percentage of total revenues to be higher in both the three months ended December 31, 1998 and March 31, 1999 as compared to the three months ended September 30, 1998.

Depreciation and amortization expense for the three and nine months ended September 30, 1998 increased 131.9% and 105.3%, respectively, to $8.5 million and $17.5 million from $3.6 million and $8.5 million in 1997. The increase reflects the depreciable assets acquired as part of the Atlantic acquisition, the Company's continued construction and acquisition efforts and its investments in network facilities, including the Company's launch of PCS services through Wireless Alliance, and rental equipment.

OTHER INCOME (EXPENSE)

Interest expense for the three and nine months ended September 30, 1998 increased to $6.7 million and $12.3 million, respectively, from $2.2 million and $3.8 million in 1997. The increase in interest expense was primarily a result of interest incurred on the $125 million in Senior Subordinated Notes combined with increased credit facility borrowing. The increased credit facility borrowing, together with issuance of the Senior Subordinated Notes, was primarily incurred to finance the Atlantic and WMC acquisition. Other income includes the minority interest in losses of Wireless Alliance.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary liquidity requirements are for working capital, capital expenditures, debt service, acquisitions, and customer growth. These requirements have been met through cash flow from operations and borrowings under the Company's credit facility. As of September 30, 1998, the Company had $173 million outstanding under its $300 million credit facility. Under the credit facility, amounts may be borrowed or repaid at any time through maturity provided that, at no time, the aggregate outstanding borrowings exceed the total of the credit facility. The Company believes that it will have adequate capital resources to satisfy all its liquidity requirements for at least the next twelve months.

Net cash provided by operating activities was $14.4 million for the nine months period ended September 30, 1998. Adjustments to the $9.2 million net loss to reconcile to net cash used in operating activities included $17.5 million in depreciation and amortization and a $6.1 million decrease in other current liabilities.

Net cash used in investing activities for the nine months ended September 30, 1998 was $294.6 million. The principal uses of cash included the Company's $270.0 million acquisition of Atlantic and Western Maine, and purchases of property and equipment of $24.0 million, of which $8.2 million was attributable to Wireless Alliance capital expenditures. These purchases reflect the construction and launch of Wireless Alliance's PCS network, expansion of existing coverage in RCC Cellular, and the continued upgrading of existing cell sites and switching equipment. Capital expenditures (including $7.8 million for Wireless Alliance) are expected to be approximately $15.8 million in the remaining quarter of 1998. Capital expenditures and debt service are expected to be funded through internally generated cash flows and, if necessary, borrowings under the credit facility.

Net cash provided by financing activities was $287.3 million for the nine months ended September 30, 1998. Financing activities for such period consisted primarily of the placement on May 14, 1998 of $125 million of 9 5/8% Senior Subordinated Notes due May 15, 2008 and $125 million of 11 3/8% Exchangeable Preferred Stock. The net proceeds from the sale of the Exchangeable Preferred Stock were used to repay a portion of indebtedness under the credit facility. The net proceeds from the sale of the Senior Subordinated Notes together with the New Credit Facility were used to finance the acquisitions of Atlantic and WMC.

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

The Company has completed an initial assessment of Year 2000 compliance for its critical operating and application systems. Through this assessment, it was concluded that some billing and all switching systems were not Year 2000 compliant. System modifications continue to be evaluated and, in stages, implemented. The Company plans to complete its Year 2000 compliance system modifications by October 30, 1999. Including Year 2000 compliance costs from Atlantic, the cost associated with the assessment and modifications is estimated to be $3.5 million. The failure of the Company to upgrade its billing and switching systems into Year 2000 compliance may result in the Company being unable to continue operations. The Company expects to assess its need for contingency plans during 1999.

The wireless and landline providers have switching equipment that is interconnected. As a result, the impact of the Year 2000 issue on the Company is also dependent on the actions taken by these providers. The most likely worst case scenario would be that another wireless or landline provider does not adequately address issues related to its own Year 2000 compliance situation. As a result, calls initiated from the Company's customer, which would require the functionality of another company's switching system, could either not be originated or not be disconnected by the Company's switching systems resulting in the disruption of service to the customer.

The potential impact of the Year 2000 will also depend on the way in which the Year 2000 issue is addressed by customers, vendors, service providers, utilities, governmental agencies and other entities with which the Company does business. The Company is communicating with these parties to learn how they are addressing the Year 2000 issue and to evaluate any likely impact on the Company. The Company has requested commitment dates from the various parties as to their Year 2000 readiness and delivery of compliant software and other products. The Year 2000 efforts of third parties are not within the Company's control, however their failure to respond to Year 2000 issues successfully could result in business disruption and increased operating costs for the Company.

At the present time, it is not possible to determine whether any such events are likely to occur, or to quantify any potential negative impact they may have on the Company's future results of operations and financial condition.

The foregoing discussion regarding the Year 2000 project's timing, effectiveness, implementation, and cost, contains forward-looking statements, which are based on management's best estimates derived using assumptions. These forward-looking statements involve inherent risks and uncertainties, and actual results could differ materially from those contemplated by such statements. Factors that might cause material differences include, but are not limited too, the availability of key Year 2000 personnel, the Company's ability to locate and correct all relevant computer codes, the readiness of third parties, and the Company's ability to respond to unforeseen Year 2000 complications. Such material differences could result in, among other things, business disruption, operational problems, financial loss, legal liability and similar risks.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company adopted FASB Statement No. 130, "Reporting Comprehensive Income", effective January 1, 1998. Statement No. 130 establishes standards for reporting and display of comprehensive earnings and its components in financial statements; however, the adoption of this Statement had no impact on the Company's net earnings or shareholders' equity. Statement No. 130 requires minimum pension liability adjustments, unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive earnings. There were no material differences between net earnings and comprehensive earnings for any periods presented in the accompanying financial statements.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative
Instruments  and  for  Hedging   Activities"   ("SFAS  133").   This  Statement
establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. SFAS 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 1999, and cannot be applied retroactively. The Company has not yet quantified the impacts of adopting SFAS 133 on its financial statements; however, SFAS 133 could increase the volatility of reported earnings and other comprehensive income once adopted.

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

Part II. OTHER INFORMATION

Item 5.  OTHER INFORMATION

The proxy rules of the Securities and Exchange Commission permit shareholders of a company, after timely notice to the company, to present proposals for shareholder consideration for inclusion in the company's proxy statement unless such proposals can be properly omitted by the company in accordance with the proxy rules. The Rural Cellular Corporation 1999 Annual Meeting of Shareholders is expected to be held on or about May 20, 1999, and proxy materials in connection with that meeting are expected to be mailed on or about April 7, 1999. In order to be included in the Company's proxy materials for the 1999 Annual Meeting, shareholder proposals prepared in accordance with the proxy rules must be received by the Company on or before December 15, 1998.

In addition, pursuant to a recent amendment to Commission Rule 14a-4, a shareholder must give notice to the Company prior to February 28, 1999, of any proposal which such shareholder intends to raise at the 1999 Annual Meeting. If the Company receives notice of such proposal on or after February 28, 1999, under Rule 14a-4, the persons named in the proxy solicited by the Company's Board of Directors for the 1999 Annual Meeting may exercise discretionary voting power with respect to such proposal.

Further, under the Company's Bylaws, for business to be properly brought before the 1999 Annual Meeting, a shareholder must give notice in writing to the Secretary of the Company no later than March 31, 1999. Any proposal not submitted by such date will not be considered at the 1999 Annual Meeting.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

         3.2 (a)  Amended and Restated Bylaws of Rural Cellular Corporation
         3.2 (b)  Amendment to Bylaws of Rural Cellular Corporation

         27       Financial Data Schedule

        (b)      Reports on Form 8-K

A Report on Form 8-K dated July 15, 1998, was filed during the third quarter ended September 30, 1998, reporting under Item 2 that the registrant completed the acquisition of the Vermont, New Hampshire, New York and Massachusetts cellular telephone licenses, operations and related assets of Atlantic Cellular Company L.P. and one of its subsidiaries, an independent provider of wireless communications services in the New England region.

An amendment to the Report on Form 8-K discussed above referencing required financial statements and exhibits was filed on July 24, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                        RURAL CELLULAR CORPORATION
                        (Registrant)



Dated: November 12, 1998  /s/ Richard P. Ekstrand
                        ------------------------------------------------------
                        Richard P. Ekstrand
                        President and Chief Executive Officer


Dated: November 12, 1998  /s/ Wesley E. Schultz
                        ------------------------------------------------------
                        Wesley E. Schultz
                        Vice President and Chief Financial Officer
                        (Principal Financial Officer)