Form 10-Q/A
period 1998-06-30
RURAL CELLULAR CORP
filed 1999-03-25
CIK 869561

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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



                                CLASS A 7,636,754
                                CLASS B 1,260,668

The only purpose of this filing is to amend Exhibit 27, Financial Data Schedule, of the Registrant's Form 10-Q for the quarter ended June 30, 1998 originally filed August 11, 1998.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

         27  Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    RURAL CELLULAR CORPORATION
                                    (Registrant)





Dated: March 25, 1999                /s/ Richard P. Ekstrand
                                    -------------------------------------------
                                    Richard P. Ekstrand
                                    President and Chief Executive Officer


Dated: March 25, 1999                /s/ Wesley E. Schultz
                                    -------------------------------------------
                                    Wesley E. Schultz
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer)