Form 10-K
period 1998-12-31
RURAL CELLULAR CORP
filed 1999-03-29
CIK 869561

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ TO
     ____________________.

                         COMMISSION FILE NUMBER 0-27416

                           RURAL CELLULAR CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                           MINNESOTA                                                      41-1693295
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)             (I.R.S. EMPLOYER IDENTIFICATION NO.)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ YES ___ NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         Aggregate value of shares of common stock held by nonaffiliates of the Registrant based upon the closing price on The Nasdaq National Market on March 22, 1999 (only stock held by directors, officers and their affiliates, and holders of more than 5% of Class A or Class B stock are excluded): $50,605,144

         Number of shares of common stock outstanding as of the close of business on March 22, 1999:

                                Class A 7,822,137
                                Class B 1,198,557

                     DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of the Company's definitive Proxy Statement relating to the
          1999 Annual Meeting of Shareholders ("Proxy Statement") are
            incorporated by reference into Part III of this report.

                               TABLE OF CONTENTS


                                                                                        PAGE
PART I ....................................................................................1

   ITEM 1.  BUSINESS.......................................................................1
   ITEM 2.  PROPERTIES....................................................................12
   ITEM 3.  LEGAL PROCEEDINGS.............................................................12
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS...........................12

PART II...................................................................................14

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS...........................................................14
   ITEM 6.  SELECTED FINANCIAL DATA.......................................................15
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS...........................................17
   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................27
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................28
   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE...........................................28

PART III..................................................................................29

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................29
   ITEM 11. EXECUTIVE COMPENSATION........................................................29
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT................29
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................29

PART IV...................................................................................30

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..............30

   SIGNATURES.............................................................................31

                                            PART I


ITEM 1.  BUSINESS

(a)  GENERAL DEVELOPMENT OF BUSINESS

Rural Cellular Corporation (the "Company" or "RCC") is engaged in the construction, development, management, and operation of cellular telephone systems in rural markets in the Midwest and New England regions of the United States. The Company is also engaged, through a joint venture with an affiliate of Aerial Communications, Inc. in the construction, development, management, and operation of PCS systems in markets in Minnesota, Wisconsin, North Dakota, and South Dakota. At December 31, 1998, the Company provided cellular telephone services to 187,000 customers in fifteen licensed areas consisting of two Metropolitan Statistical Areas ("MSAs") and thirteen Rural Services Areas ("RSAs") with an estimated aggregate population ("POPs") of approximately 2,341,000. The Company also provided PCS service to 5,000 customers in four basic trading areas ("BTA") with an aggregate estimated population of 708,000.

The Company has developed its business through the acquisition and integration of cellular telephone systems, clustering multiple systems in order to provide broad areas of uninterrupted service and achieve certain economies of scale. During 1998, the Company acquired the Massachusetts, New Hampshire, New York, and Vermont cellular telephone licenses, operations, and related assets of Atlantic Cellular Company L.P. and one of its subsidiaries ("Atlantic"). In addition, the Company acquired Atlantic's long distance business. The Company also acquired the outstanding stock of Western Maine Cellular, Inc. ("WMC"), which provides cellular services in western Maine.

In February 1999, the Company acquired all of the outstanding stock of The Revering Group, Inc., which provides cellular service in northeastern South Dakota.

The Company was organized under the laws of the State of Minnesota in 1990. Subsequently, it has formed several subsidiaries in which different aspects of its business are operated. MRCC, Inc., a Maine corporation ("MRCC"), was organized to own and operate the Company's cellular licenses in the State of Maine. RCC Atlantic, Inc., a Minnesota corporation ("Atlantic"), was organized to acquire and operate the cellular telephone licenses in Massachusetts, New Hampshire, New York and Vermont, as well as the long distance business acquired from Atlantic. Wireless Alliance, LLC ("Wireless Alliance") is a joint venture that is 51% owned by RCC and 49% owned by an affiliate of Aerial Communications, Inc. This joint venture was formed in 1996 to pursue providing PCS service to certain markets in Minnesota, Wisconsin, North Dakota and South Dakota. RCC Paging, Inc. was organized to market, distribute and resell paging services in Minnesota and North Dakota. Unless the context indicates otherwise, the "Company" refers to RCC and its subsidiaries.

(b)  FINANCIAL INFORMATION ABOUT SEGMENTS

Information regarding the Company's business segments is contained in Note 12 of the Notes to Consolidated Financial Statements included in this Report.

(c)  DESCRIPTION OF BUSINESS/SERVICE AREAS

RCC CELLULAR:

The Company's cellular operations consist of its Midwest operation, which includes five contiguous RSAs in northern Minnesota and one RSA in South Dakota, and its operations in New England, covering portions of Maine, Massachusetts, New Hampshire, New York, and all of Vermont.

MIDWEST OPERATION:

The Company's Midwest operation ("RCC Midwest") encompasses the Company's original service areas in northern Minnesota. In February 1999, one RSA in northeastern South Dakota was added, bringing total POPS to approximately 705,000. This service area is adjacent to Minnesota's three largest metropolitan areas: Minneapolis/St. Paul, Duluth and Fargo/Moorhead. Due to its location, RCC Midwest captures significant roaming traffic from users traveling between these metropolitan areas. The Midwest operation also offers paging services that are part of an overall business strategy aimed at stimulating wireless usage.

Effective February 1, 1999, the Company acquired RGI, Inc. d/b/a Glacial Lakes Cellular 2000(R) ("Glacial") for approximately $11.9 million. Operating under the name Cellular 2000(R), Glacial provides cellular service to northeastern South Dakota (RSA 4), which includes eight counties and is adjacent to RCC's existing cellular operation in northern and central Minnesota. Glacial's service encompasses 69,000 POPs and serves 7,000 customers.

NEW ENGLAND OPERATION:

The New England operation serves a geographically contiguous service area with approximately 1.7 million POPs that covers the entire state of Vermont and portions of Maine, New Hampshire, Massachusetts and New York. This cellular footprint is located within short drive times of New York, Boston, Montreal, Albany, Hartford and Providence, which have a combined Metropolitan Service Area ("MSA") population of approximately 31 million. The New England operation began with the Company's acquisition in 1997 of service areas in Maine and was expanded further in 1998 through the acquisition of Atlantic. The New England operation also provides long distance service to subscribers in Vermont.

WIRELESS ALLIANCE, LLC:

Wireless Alliance, LLC ("Wireless Alliance"), a joint venture that is 51%-owned by RCC and 49%-owned by an affiliate of Aerial Communications, Inc., was formed in 1996 to provide PCS service to targeted markets in Minnesota, Wisconsin, North Dakota and South Dakota. Wireless Alliance began by reselling cellular service to gain visibility in its markets. In the second quarter of 1998, PCS networks were launched in Fargo, North Dakota; Moorhead and Duluth, Minnesota; Virginia and Hibbing, Minnesota and Superior, Wisconsin. In the third quarter of 1998, PCS service was launched in Sioux Falls, South Dakota, followed by Grand Forks, North Dakota in the fourth quarter of 1998. Wireless Alliance's service area covers 708,000 POPs. Aerial has contributed the PCS licenses to the joint venture, and RCC is responsible for the building and managing of the networks and marketing the services. As of December 31, 1998, Wireless Alliance served 11,000 cellular customers and 5,000 PCS customers.

Information regarding the Company's service areas, including Wireless Alliance, is set forth in the following table.



                                              PERCENTAGE                                     DATE OF
                                               OWNERSHIP   TOTAL POPS      NET POPS        ACQUISITION
-------------------------------------------- ------------ -------------- -------------- -------------------

RCC Cellular
  Midwest Cluster
     Minnesota RSA 1........................    100%          50,000         50,000          4/01/91
     Minnesota RSA 2........................    100%          64,000         64,000          4/01/91
     Minnesota RSA 3........................    100%          59,000         59,000          4/01/91
     South Dakota RSA 4.....................    100%          69,000         69,000           2/1/99
     Minnesota RSA 5........................    100%         206,000        206,000          4/01/91
     Minnesota RSA 6........................    100%         257,000        257,000          4/01/91
                                                          -------------- --------------
         Total Midwest POPs.................                 705,000        705,000
                                                          -------------- --------------
  New England Cluster
     MRCC
     Maine, Bangor MSA......................    100%         143,000        143,000           5/01/97
     Maine RSA 1............................    100%          83,000         83,000           7/31/98
     Maine RSA 2............................    100%         148,000        148,000           5/01/97
     Maine RSA 3............................    100%         221,000        221,000           5/01/97
                                                          -------------- --------------
         Total MRCC POPs....................                 595,000        595,000
                                                          -------------- --------------
  Atlantic
     Massachusetts RSA 1....................    100%          71,000         71,000          7/01/98
     New Hampshire  RSA 1...................    100%         223,000        223,000          7/01/98
     New York RSA 2.........................    100%         226,000        226,000          7/01/98
     Vermont, Burlington MSA................    100%         148,000        148,000          7/01/98
     Vermont RSA 1..........................    100%         210,000        210,000          7/01/98
     Vermont RSA 2..........................    100%         232,000        232,000          7/01/98
                                                          -------------- --------------
         Total Atlantic POPs................               1,110,000      1,110,000
                                                          -------------- --------------
         Total New England POPs.............               1,705,000      1,705,000
                                                          -------------- --------------
             Total RCC Cellular POPs........               2,410,000      2,410,000
                                                          -------------- --------------

Wireless Alliance (PCS)
    Duluth, Minnesota/Superior, Wisconsin:
     Cook, Lake, St. Louis and Carlton
     (portion) Counties in Minnesota and         51%         270,000        138,000          4/10/97
     Douglas County in Wisconsin............
    Fargo, North Dakota/Moorhead, Minnesota:
     Cass and Trail Counties in North            51%         175,000         89,000          4/10/97
     Dakota and Clay County in Minnesota....
    Grand Forks, North Dakota:
     Grand Forks County in North Dakota          51%         102,000         52,000          4/10/97
     and Polk County in Minnesota...........
    Sioux Falls, South Dakota:
     Minnehaha and Lincoln Counties in           51%         161,000         82,000          9/30/97
     South Dakota...........................
                                                          -------------- --------------
         Total PCS POPs.....................                 708,000        361,000
                                                          -------------- --------------
              Total POPs....................               3,118,000      2,771,000
                                                          -------------- --------------
                                                          -------------- --------------

* Source: Updated for July 1, 1997 estimates, 1990 U. S. Census Bureau Official Statistics.

PAGING

The Company offers paging service in northern Minnesota and eastern North Dakota and resells paging services in Minnesota, Wisconsin, North Dakota and Maine. The Company markets its paging services under the names
"KEYPAGE-Registered Trademark-", "KEYPAGE-Registered Trademark- Plus" and "Unicel-Registered Trademark- Paging Services".

MARKETING

The Company, through its business units, offers a number of service plan options to its customers. Most service plans have a fixed monthly access fee, which includes a specified number of minutes. Usually, the higher the monthly access fee, the more minutes of use that are included. Customers who subscribe to cellular service in connection with a special promotion are typically required to enter into a commitment for service. The Company engages in ongoing analysis of its service plans and equipment pricing to ensure competitiveness.

Many of the Company's customers are voice mail service customers. There is no charge for leaving or retrieving messages, and the Company believes that its voice mail feature stimulates cellular usage in the form of returned calls.

The Company has established preferred roaming contracts and developed system integration with adjacent cellular carriers. This approach permits the Company's customers to receive automatic call delivery (ACD), call forwarding, toll-free access to voice mail, call hand-off and reduced roaming rates. The Company and most other cellular carriers offer their customers ACD and reduced roaming rates on a nationwide basis. ACD allows roamers to use all of their home features including custom calling features, making their roaming experience identical to their local service. Since ACD was introduced, the use of airtime by roamers has increased. As adjacent carriers increase their cellular customer base and the industry as a whole expands its customer base, the number of roamers will continue to increase. ACD helps the Company capture roaming traffic within its markets.

During 1998, the Company introduced, through its joint venture with the Wireless Alliance LLC, PCS service plans for the combined and contiguous areas of Wireless Alliance's digital network and the Company's existing analog network. These service plans offer fixed and tiered monthly fees and peak and off peak per minute charges with no long distance or roaming charges for calls within the RCC Midwest calling area.

The Company markets paging services provided both through the Company-owned system, covering northern Minnesota and eastern North Dakota, and as a reseller of paging services covering most of Minnesota, Maine and areas within Iowa, Wisconsin, and eastern North Dakota. The Company believes that paging services complement cellular usage.

ROAMING MARKETS

The Company believes that attractively priced regional roaming is important to the development of customers for all cellular carriers. Accordingly, where possible, the Company attempts to arrange reciprocal roaming rates that allow customers to roam at competitive prices. The Company believes that this increases usage on all cellular systems, including the Company's systems. Roamer revenues are a substantial source of incremental revenue for the Company due, in part, to the fact that a number of the Company's cellular systems are located along major travel and commuting corridors. While there is an industry trend to reduce roaming rates, the Company is addressing this trend through its roaming agreements, which are usually reciprocal in nature and are at or near home rates. While on an industry-wide basis as reported in the Cellular Telephone Industry Association ("CTIA") Data Survey dated June 30, 1998, approximately 10.7% of total cellular revenue nationally is from roaming traffic, the Company's percentage of roamer revenue was approximately 20.5% of revenues for the year ended December 31, 1998.

DISTRIBUTION AND SALES

The Company markets its wireless services through independent sales agents, direct sales personnel and Company-owned stores, which are managed by district and territory managers in both the Midwest and New England clusters. The Company believes that its territory manager strategy is a major contributor to the Company's success. The Company experiences higher than industry average retention levels and lower than industry average customer acquisition costs. MRCC implemented this distribution strategy in the third quarter of 1997 followed by Atlantic in the third and fourth quarter of 1998. As of March 1, 1999, the Company had approximately 300 sales agents, 160 direct sales personnel and 30 Company-owned stores.

The territory managers recruit, train, and support the independent sales agents. The training and support provided to agents is extensive and continual. Currently, all individuals who have customer contact in the Midwest cluster are required to complete a certification process annually in order to continue to sell the Company's products and services or maintain any contact with customers. The Company is currently in the process of implementing this process in its New England cluster. The Company provides cellular, digital, and paging equipment to the agents for sale or rent to customers and the agents market the Company's services utilizing a cooperative advertising program. These sales agents include retail electronic stores, farm implement dealers, automobile dealers, automobile parts suppliers, college and university bookstores, video and music stores, and local telephone companies. Most of the agents sell the Company's service in conjunction with their principal business.

CUSTOMER SERVICE

Customer service is a significant element of the Company's operating philosophy. The Company is committed to attracting and retaining customers by providing consistently superior customer service. In Alexandria, Minnesota, Bangor, Maine and Colchester, Vermont, the Company has implemented sophisticated local monitoring and control systems and maintains customer service departments consisting of highly trained personnel who are aware of the needs of the customers in local markets. The Company's customer service personnel can be accessed 24 hours a day, 365 days a year, and are capable of handling both routine and complex technical questions. The Company believes that easy access to its customer service professionals is essential to maintain a high level of customer satisfaction and loyalty and that its strong emphasis on customer service contributes to its high customer retention rate.

The customer service centers are also responsible for processing new service orders and service changes for existing customers. The customer service centers also maintain customer records and manage the Company's collection process. The customer service centers implement a quality control process that monitors call center performance and balances customer service center resources to match call center load levels.

Territory managers work closely with customer service center personnel to maintain high standards of service for their existing customers as well as to attract new customers. Company customer service center representatives attempt to contact every new customer within 30 days from the day the customer begins service to confirm customer satisfaction and elicit feedback. Customers are also contacted periodically to offer additional calling features such as voice mail, call waiting, and call forwarding and to recommend the best service pricing plan for the customer's usage levels. These contact programs enhance customer loyalty, maintain high retention, and increase sales of additional features that increase customer airtime usage and generate customer referrals.

SERVICE MARKS

The Company uses the registered service mark CELLULAR 2000-Registered Trademark- to provide the cellular services it offers in its Midwest markets. The CELLULAR 2000-Registered Trademark- name and related marks are owned by Cellular 2000, Inc. ("Cellular 2000"). The Company owns 50% of Cellular 2000. The Company and other users of the service mark, all of which are cellular providers in Minnesota or South Dakota, are shareholders of Cellular 2000. The only business of Cellular 2000 is the licensing of its service mark to its shareholders.

Each Cellular 2000 shareholder has entered into a license agreement with Cellular 2000 that allows the shareholder to use the CELLULAR 2000-Registered Trademark- service mark for marketing within its cellular service area subject to certain restrictions. The license agreements are relatively restrictive and Cellular 2000 has exclusive rights to control the use of the name. Cellular 2000 and its shareholders have entered into a buy-sell agreement that requires, in part, a Cellular 2000 shareholder who no longer uses CELLULAR 2000-Registered Trademark- as the principal name under which it markets its cellular service, to offer its shares of stock in Cellular 2000 for sale to Cellular 2000 and the other shareholders at the original cost. The Company does not pay any license fees for the use of the CELLULAR 2000-Registered Trademark- mark.

The Company uses the registered service mark UNICEL-Registered Trademark- to market PCS services in its Midwest cluster and to market cellular services in Maine. This mark is owned by the Company.

Atlantic's cellular services are marketed under the service mark CELLULARONE-Registered Trademark- and its long distance services are marketed under the service mark LONG DISTANCE BY CELLULARONE. The Company's use of the CELLULARONE-Registered Trademark- and LONG DISTANCE BY CELLULARONE service marks are governed by licenses between the Company and Cellular One Group, the owner of the service marks.

The Company also provides paging services under the service marks
KEYPAGE-Registered Trademark-, KEYPAGE-Registered Trademark- PLUS and UNICEL Paging Services as a complement to its wireless services. These marks are owned by the Company.

NETWORK OPERATIONS

CELLULAR

The Company has constructed and maintains an integrated network of contiguous cellular coverage throughout the Company's cellular service areas so that a call can be handed off from one of the Company's cell sites to another as a customer travels throughout cells. As a customer travels between cell sites, the antenna works with the mobile telephone switching office ("MTSO") to automatically monitor the signal strength of the call in progress. Call handoff is automatic and virtually unnoticeable to customers.

As of December 31, 1998, the Company's cellular network consisted of 233 cell sites in its Midwest and New England operations. The Company plans to continue to develop its cellular service area by building new cell sites in locations that increase capacity and improve hand-held coverage. The Company constructed 23 cell sites and activated 53 PCS sites during the year ended December 31, 1998 and plans to construct an additional 12 new cell sites during 1999. The additional cell sites will further expand capacity and will allow customers to use lower-powered or hand-held portable telephones throughout the Company's service areas.

RCC Midwest uses a digital Northern Telecom MTSO located in Alexandria, Minnesota. The MTSO used in MRCC's cellular network is located in Bangor, Maine, and is also a digital Northern Telecom MTSO. The Company has invested in these digital MTSOs so that it has the ability to increase capacity of wireless telephone systems, as needed. In accordance with its strategy of developing market clusters, the Company has selected wireless MTSOs that are capable of serving multiple markets.

Atlantic's cellular network, which also includes 51 microwave links, is connected to a MTSO located in Colchester, Vermont. This network currently utilizes analog cellular technology with the ability to expand capacity through the deployment of Narrowband Analog Mobile Phone System ("N-AMPS") technology. N-AMPS is an enhanced technology that provides a three-fold increase in capacity over conventional analog technology, as well as many of the service features offered by digital cellular and PCS technology. The Company is reviewing Atlantic's network infrastructure for potential digital upgrades.

WIRELESS ALLIANCE

At December 31, 1998, Wireless Alliance had spent, since its inception, $23.0 million to acquire land, facilities and equipment in preparation for deploying its PCS services. Wireless Alliance has completed the construction of a GSM technology-based PCS network in its PCS service areas utilizing the Aerial Communications MTSO to switch PCS calls. Wireless Alliance utilizes the AirTouch Communications, Inc. ("AirTouch") and the Commnet Cellular Inc. networks to transport its resale of cellular airtime within these markets.

PAGING

The Company's paging network, as of December 31, 1998, consisted of 61 paging transmitters located throughout northern Minnesota and eastern North Dakota and 33 paging transmitters in Maine. The paging transmitters in both networks are connected to and controlled by a paging terminal that is connected to the public telephone network.

The paging transmitters use a transmit-only radio frequency licensed for a given coverage contour around the paging transmitter that allows messages to be broadcast to the paging customer.

SUPPLIERS AND EQUIPMENT PARTNERS

The Company does not manufacture any customer or network equipment. The high degree of compatibility among different manufacturers' models of handsets and network facilities equipment allows the Company to design, supply and operate its systems without being dependent upon a single source of such equipment. The Company currently purchases handsets primarily from Motorola, Inc., Ericsson, Inc. and Nokia Telecommunications, Inc. The Company currently purchases network equipment from Northern Telecom, Lucent Technologies Inc., Harris, Inc., and Nokia Telecommunications, Inc.


COMPETITION

The wireless communications industry is highly competitive. Competition for customers is based principally upon the services and features offered, the technical quality of the wireless system, customer service, system coverage, capacity and price. Such competition will increase as new technologies enter the marketplace. The following table lists the Company's principal cellular and PCS competitors in its various markets:


                                           TRADE NAME USED   RCC        TRADE NAME USED
MARKET                                         BY RCC        LICENSE     BY COMPETITOR                 COMPETITOR
----------------------------------------- ------------------ --------- ------------------- ---------------------------------
RCC Cellular
    Midwest Cluster
     Minnesota RSA 1 and RSA 2............   Cellular.2000      B         CELLULARONE         Western Wireless
     Minnesota RSA 3, RSA 5 and RSA 6.....   Cellular.2000      B         CELLULARONE         American Cellular
     South Dakota  RSA 4..................   Cellular.2000      B         COMMNET Cellular    COMMNET Cellular

    New England Cluster
      MRCC
       Maine, Bangor MSA, RSA 1, RSA 2
         and RSA 3........................       Unicel         B         US Cellular         US Cellular

     Atlantic
      Massachusetts RSA 1.................    CELLULARONE       A         SNET                Southern New England Telephone
      New Hampshire  RSA 1................    CELLULARONE       A         US Cellular         US Cellular
      New York RSA 2......................    CELLULARONE       A         Frontier            Frontier Communications, Inc.
      Vermont, Burlington MSA, RSA 1,
        RSA 2, and RSA 3..................    CELLULARONE       A         Bell Atlantic       Bell Atlantic/NYNEX

Wireless Alliance (PCS)
      Duluth, Minnesota/Superior,
       Wisconsin; Fargo, North                                            CELLULARONE,        American Cellular
       Dakota/Moorhead, Minnesota; Grand         Unicel         B         AIRTOUCH            Airtouch
       Forks, North Dakota ...............                                WIRELESS NORTH

                                                                          CELLULARONE         Western Wireless
       Sioux Falls, South Dakota .........       Unicel         B         COMMNET Cellular    Blackstone
                                                                          SPRINT              Swift Tel

Western Wireless Corporation ("Western Wireless"), and American Cellular Corp. offer their service under the CELLULARONE -Registered Trademark- trade name and are members of the North American Cellular Network, a consortium of CELLULARONE service providers located throughout the United States that reciprocally provide reduced roaming rates and ACD. The Company believes that Western Wireless, American Cellular Corp. and AirTouch compete against the Company primarily on the basis of price and have become significantly more aggressive during the past two years.

Several companies operate relatively small paging networks in portions of the Company's service area. One competitor, American Paging, Inc. ("American Paging"), covers a large area within Minnesota and eastern North Dakota. The Company has entered into an agreement with American Paging to resell American Paging's 900 MHz paging service in the Company's service area as an additional paging option for the customers of the Company. This service is marketed under the trade name KEYPAGE -Registered Trademark- PLUS and is sold in approximately 80% of the same areas in which the paging service of the Company, marketed under the trade name KEYPAGE -Registered Trademark-, is provided. Both KEYPAGE -Registered Trademark- and KEYPAGE -Registered Trademark- PLUS provide umeric display and alphanumeric display services. Pricing and coverage areas differentiate the services. Other 900 MHz regional paging systems have been licensed within the Company's service area to other potential paging carriers. The Company resells paging services in Maine through Northeast Paging using the UNICEL name.

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

The Company also competes to a lesser extent with dispatch and conventional mobile telephone companies, Specialized Mobile Radio Service ("SMR") providers, resellers, paging companies and landline telephone service providers. The FCC requires all cellular and PCS licensees to provide service to "resellers." A reseller provides wireless services to customers but does not hold a FCC license or own facilities. Instead, the reseller buys blocks of wireless telephone numbers and capacity from a licensed carrier and resells service through its own distribution network to the public. Thus, a reseller is both a customer of a wireless licensee's service and also a competitor of that licensee. Several small resellers currently operate in competition with the Company's systems.

In the future, the Company expects to face increased competition for its cellular and PCS services from entities providing other technologies and services, including digital mobile communications systems on Enhanced Specialized Mobile Radio ("ESMR") frequencies, fixed wireless services, and satellite-based telecommunications systems, as well as other cellular and PCS providers. Although some of these technologies are currently operational, others are being developed or may be developed in the future. The entrance of multiple competitors in the PCS markets is mandated by the FCC.

The Company anticipates that market prices for wireless communication services and equipment will continue to decline in the future based upon increased competition and reductions in production costs. The Company's ability to compete successfully is dependent, in part, on its ability to anticipate and respond to various competitive factors affecting the industry. The Company's marketing and sales organization includes a group that carefully monitors and analyzes competitive products and service offerings, changes in consumer preferences, changes in demographic trends and economic conditions and pricing strategies by competitors that could adversely affect the Company's operations or present strategic opportunities.

The wireless communication industry is experiencing significant technological change, as evidenced by the increasing pace of improvements in the capacity and quality of digital technology, shorter cycles for new products and enhancements, and changes in consumer preferences and expectations. Continuing technological advances in telecommunications and FCC policies that encourage the development of new spectrum-based technologies make it difficult to predict the extent of future competition. In addition, the Omnibus Budget Reconciliation Act of 1993 requires, among other things, the allocation to commercial use of a portion of 200 MHz of the spectrum currently reserved for government use. It is possible that some portion of the spectrum that is reallocated will be used to create new land-mobile services or to expand existing land-mobile services.

The Company believes that it is strategically positioned to compete with other communications technologies that now exist, such as SMR and ESMR systems and PCS, and with cellular and paging resellers. Cellular service and paging will also compete more directly with traditional landline telephone service providers and with cable operators that are expanding into the offering of traditional communications services over their cable systems. The Company may face competition from new technologies not yet readily available such as satellite networks.

REGULATION

THE FOLLOWING SUMMARY OF REGULATORY DEVELOPMENTS AND LEGISLATION DOES NOT PURPORT TO DESCRIBE ALL PRESENT AND PROPOSED FEDERAL, STATE, AND LOCAL REGULATION AND LEGISLATION AFFECTING THE TELECOMMUNICATIONS INDUSTRY. OTHER EXISTING FEDERAL AND STATE LEGISLATION AND REGULATIONS ARE CURRENTLY THE SUBJECT OF JUDICIAL PROCEEDINGS, LEGISLATIVE HEARINGS AND ADMINISTRATIVE PROPOSALS WHICH COULD CHANGE, IN VARYING DEGREES, THE MANNER IN WHICH THIS INDUSTRY OPERATES. NEITHER THE OUTCOME OF THESE PROCEEDINGS NOR THEIR IMPACT UPON THE TELECOMMUNICATIONS INDUSTRY OR THE COMPANY CAN BE PREDICTED AT THIS TIME.

OVERVIEW

The Company's services are subject to varying degrees of Federal, state and local regulation. The FCC exercises jurisdiction over all facilities of, and services offered by, telecommunications common carriers such as the Company, to the extent those facilities are used to provide, originate or terminate interstate or international communications. State regulatory commissions retain jurisdiction over most of the same facilities and services to the extent they are used to originate or terminate intrastate communications. In addition, many of the regulations issued by these regulatory bodies may be subject to judicial review, the result of which review the Company is unable to predict.

FEDERAL REGULATION

The Company must comply with the requirements of common carriage under the Communications Act of 1934 (the "Communications Act"). Comprehensive amendments to the Communications Act were made by the Telecommunications Act of 1996 (the "1996 Act"). The 1996 Act effected plenary changes in regulation at both the Federal and state levels that affect virtually every segment of the telecommunications industry. The stated purpose of the 1996 Act is to promote competition in all areas of telecommunications and to reduce unnecessary regulation to the greatest extent possible. While management believes it will take years for the industry to feel the full impact of the 1996 Act, it is already clear the legislation provides the Company with both opportunities and challenges.

The 1996 Act greatly expands the interconnection requirements imposed by the FCC on incumbent local exchange carriers ("ILECs"). The 1996 Act requires the ILECs to: (i) provide physical co-location; (ii) unbundle and provide access to components of their local service networks to other providers of local service; and (iii) establish "wholesale" rates for the services they offer at retail; and requires all local exchange carriers ("LECs") to: (i) establish number portability; (ii) establish dialing parity; and (iii) provide nondiscriminatory access to telephone poles, ducts, conduits and rights-of-way. In addition, the 1996 Act requires LECs to compensate telecommunications carriers for traffic originated by the LECs and terminated on the other carriers' networks. The 1996 Act requires all telecommunications carriers, including the Company, to provide interconnection upon reasonable request.

LECs, other than certain rural telephone companies which benefit from an exemption provided for by the 1996 Act, are required to negotiate in good faith with carriers requesting any or all of the above arrangements. If a requesting carrier and the LEC cannot reach an agreement within the prescribed time, either carrier may request binding arbitration by the appropriate state commission. Where an agreement cannot be reached, carriers remain subject to the interconnection obligations established by the FCC and state telecommunications regulatory commissions.

Because certain of the 1996 Act's interconnection requirements apply to all providers of telecommunications services, including the Company, it may provide the Company with the ability to reduce its own access costs by interconnecting directly with non-ILECs, but may also cause the Company to incur additional administrative and regulatory expenses in replying to interconnection requests.

Near the conclusion of the initial term of a cellular, PCS, or paging license, licensees must file applications for renewal of licenses to obtain authority to operate for up to an additional ten-year term. Applications for license renewal may be denied if the FCC determines that the grant of a license would not serve the public interest, convenience, or necessity. The FCC also may revoke a license prior to the end of its term in extraordinary circumstances. In addition, at license renewal time, other parties may file competing applications for the authorization. The FCC has adopted specific standards stating renewal expectancy will be awarded to a CMRS licensee that
(i) has provided substantial service during its license term and (ii) has substantially complied with applicable FCC rules and policies and the Communications Act. If the FCC awards the Commercial Radio Service ("CMRS") licensee a renewal expectancy, its license renewal application is granted and the competing applications are dismissed. The Company's cellular licenses for Minnesota and South Dakota expire on October 1, 2000. The Company's cellular licenses in New England expire on varying dates between October 1, 1999 and January 22, 2008. The Company holds 13 FCC licenses for paging services, which expire between April 1, 1999 and July 1, 2008. Wireless Alliance's PCS licenses will expire on June 23, 2005.

Although the Company is unaware of any circumstances that would prevent the approval of any future renewal application, no assurance can be given that the FCC will renew any of the Company's licenses. Moreover, although revocation and involuntary modification of licenses are extraordinary measures, the FCC has the authority to restrict the operation of a licensed facility or revoke or modify licenses. None of the Company's licenses has ever been revoked or involuntarily modified.

The FCC requires registration of certain antenna structures, and the Company has complied with such requirements. CMRS systems are subject to certain FAA regulations respecting the location, marking, lighting, and construction of transmitter towers and antennas and may be subject to regulation under the National Environmental Policy Act and the environmental regulations of the FCC. Effective September 1997, the FCC updated the guidelines and methods it uses for evaluating radio frequency ("RF") emissions from radio equipment. While the FCC's new rules impose more restrictive standards on RF emissions from low power devices such as the Company's wireless devices, the Company believes that all wireless devices currently provided by the Company to its customers comply with the new standards.

The 1996 Act mandates that telecommunications carriers, such as the Company, pay into the federal Universal Service Fund ("USF"). The purpose of the USF is to ensure that basic telephone services are available and affordable for all citizens. The USF will promote access to communications services in high cost areas and for low income persons, schools, libraries, and rural health care providers. The Company also is required to contribute to state universal service funds. The federal USF is administered jointly by the FCC, the fund administrator, and state regulatory authorities, many of which are still in the process of establishing their administrative rules. While the FCC has commenced collecting contributions, the financial effect of these regulations on the Company cannot be determined at this time. However, as the Company is permitted to collect the required contribution amounts from its customers, the Company expects that its obligation to contribute to the USF will have a minimal financial impact on the Company. The Company also is required to contribute annually to the Telecommunications Relay Service Fund and the North American Numbering Plan Administration fund and to remit regulatory fees to the FCC with respect to its operations. The Company does not expect that these contribution obligations will have a material financial impact on the Company.

Cellular and broadband CMRS providers must comply with the FCC's rules regarding emergency 911 service. In 1997, the FCC released timetables and provisions for emergency 911 service availability provided by cellular, PCS and other mobile service providers, including "enhanced 911" ("E911") services that provide the caller's telephone number, location and other useful information. Phase I of the implementation requires that the metropolitan and rural markets must be able to provide automatic number identification (ANI) and cell site information for 911 calls to the 911 dispatch points, called Public Safety Answering Points. Phase II provides that covered carriers must have the capability to identify the location of mobile units making 911 calls within a radius of no more than 125 meters. The FCC's Order mandates that CMRS providers be reimbursed for their costs to provide enhanced 911 services, but left it up to the state governments to determine specific cost recovery mechanisms for each state. The FCC Order also empowered state governments to initiate carrier compliance. In the majority of states in which the Company operates, the state has not required the Company to comply with Phase I or Phase II of the FCC's Order while awaiting the completion of state legislation to coordinate cost recovery mechanisms. The full implementation by the Company of its E911 obligations may have a financial impact on the Company. The Company is not yet able to predict the extent of that impact.

Cellular and broadband PCS service providers are required to implement number portability by November 2002. Number portability would enable customers to change broadband CMRS providers and services without changing their telephone number. The failure to comply with this obligation could result in a fine or revocation of the Company's licenses.

Telecommunications carriers also are required to comply with the Communications Assistance for Law Enforcement Act ("CALEA"). CALEA requires carriers to modify and design their equipment, facilities and services to support lawful electronic surveillance. The FCC recently extended the compliance date to June 30, 2000. In November 1998, the FCC reached some tentative conclusions and adopted a Further Notice of Proposed Rulemaking about the technical requirements with which CMRS carriers must comply. A significant amount of capital will be required to upgrade and install equipment to ensure compliance with the FCC's rules. The Attorney General, subject to availability of appropriations, may agree to reimburse wireless providers for costs directly associated with modifications to provide the required capacity.

Telecommunications carriers also must comply with the FCC's rules regarding the use and protection of customer proprietary network information ("CPNI"). The FCC's new rules regarding CPNI became effective May 24, 1998. These rules substantially increase the regulation of the Company's use of CPNI. The Company expects that its implementation of measures to comply with these new CPNI rules will have a financial impact upon the Company, but it does not expect that impact to be material.

LIMITATION ON FOREIGN OWNERSHIP

Ownership of the capital stock of the Company by non-U.S. citizens is subject to limitations under the Communications Act and FCC regulations.

STATE AND LOCAL REGULATION

The Company is also subject to certain regulation by state and local government bodies. The extent of such regulation varies from state to state. The Communications Act preempts state and local regulation of the entry of, or the rates charged by, any commercial mobile radio service ("CMRS") provider, subject to the ability of a state to petition the FCC for authority to regulate rates due to local market conditions. The States of Minnesota, Maine, Wisconsin, South Dakota, New York, New Hampshire, Massachusetts and North Dakota do not currently regulate the rates for any commercial mobile service, but could petition the FCC for such authority in the future. The siting and construction of CMRS transmitter towers, antennas and equipment shelters are often subject to state or local zoning, land use, and other regulation. Such regulation may include environmental and building permit approvals or other state or local certification.


EMPLOYEES

As of March 1, 1999, the Company had 498 employees, including 171 in sales and marketing, 137 in customer service, 88 in network and systems operations, and 102 in administration, finance and accounting. Seventeen of the Company's employees were part-time. In addition, the Company has approximately 300 independent sales agents. None of the Company's employees are represented by a labor organization, and the Company's management believes it has excellent relations with its employees. Wireless Alliance has no full-time or part-time employees but operates utilizing the Company's employees.


COMMUNITIES

In 1997, the Company joined the Minnesota Keystone Program as a business entity that contributes 2% of its pre-tax earnings back to its communities. The Company's "communities" include its customers, employees, investors, suppliers, partners, and the communities to which it provides services directly, as well as the wireless communications industry.

ITEM 2.    PROPERTIES

The Company owns its principal corporate headquarters located at 3905 Dakota Street SW, Alexandria, Minnesota 56308. The headquarters is a two-story, 50,000 square-foot facility with land available for a 24,000 square-foot expansion. The Company also owns 3,600 and 4,050 square-foot storage facilities in Minnesota and a 5,500 square-foot storage facility in Maine.

As of December 31, 1998, the Company had 233 cellular cell sites in Maine, Massachusetts, Minnesota, New Hampshire, New York and Vermont, of which 118 sites are subject to leases either for tower space or land.

As of December 31, 1998, the Company owned 94 operational paging transmitters for its paging business.

As of December 31, 1998, Wireless Alliance had 53 PCS base stations constructed. The Company owns the equipment within all of the base stations. Wireless Alliance owns the land of one base station site and leases the land on the other 52 base station sites.


ITEM 3.     LEGAL PROCEEDINGS

The Company is a party to routine filings and customary regulatory proceedings with the FCC and state regulatory agencies from time to time. Also, the Company is involved in legal proceedings from time to time relating to claims arising out of its operations in the normal course of business. There are no pending legal proceedings to which the Company is a party or of which any of its property is subject which, if adversely decided, would have a material effect on the Company.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                       EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with regard to each of the executive officers of the Company:


      NAME                          AGE          POSITION
      Richard P. Ekstrand           49           President, Chief Executive Officer and Director

      Ann K. Newhall                48           Senior Vice President and General Counsel

      Wesley E. Schultz             42           Senior Vice President of Finance, Chief Financial Officer

      David J. Del Zoppo            43           Vice President, Controller

      Scott G. Donlea               39           Vice President of Sales and Marketing


RICHARD P. EKSTRAND has served as President, Chief Executive Officer and a director of the Company since 1990. Since 1984, Mr. Ekstrand has also served as Vice President and a director of Lowry Telephone Co., Inc., a local exchange telephone company and a shareholder of the Company, of which Mr. Ekstrand is the sole shareholder. Mr. Ekstrand also serves as a director of Cellular 2000. Mr. Ekstrand is past president of the Minnesota Telephone Association ("MnTA") and the Association of Minnesota Telephone Utilities. He currently serves as a director of the Rural Cellular Association ("RCA") and is active in CTIA, serving on its Board of Directors, Executive Committee, Industry Information Council Small Operators Caucus and Wireless Foundation Board of Directors.

ANN K. NEWHALL joined the Company in February 1999 as Senior Vice President and General Counsel. Prior to joining the Company she served as a shareholder attorney with Moss & Barnett, A Professional Association, Minneapolis, Minnesota, most recently serving also as president and a director of the firm. Moss & Barnett, A Professional Association, serves as general counsel to the Company.

WESLEY E. SCHULTZ joined the Company in May 1996 as Vice President of Finance and Chief Financial Officer and was promoted to Senior Vice President of Finance and Chief Financial Officer in July 1998. Prior to joining the Company, Mr. Schultz had served as acting Chief Financial Officer of Spanlink Communications, Inc. since February 1996, as Chief Financial Officer of Nicollet Process Engineering, Inc. from March 1995 through October 1995, as Chief Financial Officer of Data Systems & Management, Inc. from November 1994 through March 1995, and as Vice President, Finance & Administration and Chief Financial Officer of Serving Software, Inc. from December 1991 through October 1994. Mr. Schultz is a CPA and served for three years as an auditor with Deloitte and Touche, LLP.

DAVID J. DEL ZOPPO joined the Company in May 1997 as Controller. In June 1998 Mr. Del Zoppo was promoted to Vice President Controller. Prior to joining the Company Mr. Del Zoppo served as a Vice President of Operations with Business Records Corporation from January 1988 to May 1997, and with Jostens, Inc. as an Internal Audit Manager from 1982 to 1986. Mr. Del Zoppo is a CPA and served for over four years as an auditor with KPMG Peat Marwick.

SCOTT G. DONLEA has served as Vice President of Sales and Marketing since August 1995. Mr. Donlea joined the Company in 1992 as Manager of Market Operations. From 1990 to 1992, Mr. Donlea was regional manager for CommNet Cellular, Inc., responsible for marketing and sales in Iowa and South Dakota. From 1988 to 1990, Mr. Donlea served as branch manager for US WEST Cellular, Inc., in Sioux Falls, South Dakota. Mr. Donlea currently serves as chairperson of the RCA's business and marketing committee.

                                   PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

The Company's Class A Common Stock trades on The Nasdaq National Market under the symbol RCCC. The following table indicates the high and low closing price for each quarter of the 1998 and 1997 fiscal years.


                      FIRST QUARTER            SECOND QUARTER             THIRD QUARTER            FOURTH QUARTER
                    HI          LOW          HI           LOW           HI           LOW          HI          LOW
--------------- ----------- ------------ ------------ ------------ -------------- ---------- -------------- ---------
1998                 17 3/8    11 1/2          18 1/4     15 5/8        16 9/16      10 7/8       12 13/16    10 1/8
1997                 11         9 3/8          10 7/8      8 5/8        13           10 1/8       13 1/4      10 3/4




The Company's Class B Common Stock is not publicly traded.

As of March 22, 1999, there were approximately 83 holders of record of the Company's Class A Common Stock and approximately 30 holders of record of the Company's Class B Common Stock.

DIVIDEND POLICY

The Company has never paid dividends on its Common Stock. The Company currently intends to retain all future earnings, if any, for the operation and expansion of its business and does not expect to pay any cash dividends on its Common Stock in the foreseeable future. Further, the documents related to the Company's credit facility, the 9 5/8 Senior Subordinated Notes, and Exchangable Preferred Stock limit the Company's ability to pay dividends on its Common Stock.

ITEM 6.           SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the periods indicated. This information should be read in conjunction with the Consolidated Financial Statements and related notes contained in Item 14 herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 herein. The Company's acquisitions and issuance of subordinated notes and preferred stock in 1998 and its acquisition in 1997 affect comparability of the Selected Financial Data. See Notes 2, 4, and 6 of Notes to Consolidated Financial Statements.



  (In thousands, except per share and
    other cellular operating data).                         YEARS ENDED DECEMBER 31,
                                          --------------------------------------------------------------
                                             1998        1997        1996        1995          1994
STATEMENT OF OPERATIONS DATA:
Revenues:
   Service............................     $ 75,633    $ 43,408   $  23,120   $  14,289    $   9,784
   Roamer.............................       20,199       9,475       6,414       4,562        3,897
   Equipment..........................        2,700       1,020         927       1,476        2,008
                                           --------    --------   ---------   ---------    ---------
     Total revenues...................       98,532      53,903      30,461      20,327       15,689
                                           --------    --------   ---------   ---------    ---------
Operating expenses:
   Network costs......................       18,877      11,578       6,731       4,974        3,293
   Costs of equipment sales...........        5,968       2,807       1,375       1,914        2,214
   Selling, general and administrative       39,156      25,225      13,576       7,700        6,570
   Depreciation and amortization......       26,532      12,458       5,539       3,249        2,426
                                           --------    --------   ---------   ---------    ---------
     Total operating expenses.........       90,533      52,068      27,221      17,837       14,503
                                           --------    --------   ---------   ---------    ---------
Operating income .....................        7,999       1,835       3,240       2,490        1,186
                                           --------    --------   ---------   ---------    ---------
Other income (expense):
   Interest expense...................      (19,060)     (6,065)       (281)     (1,365)      (1,195)
   Interest and dividend income.......        1,461         232         335         277          170
   Equity in earnings (losses) of
     unconsolidated subsidiaries......         (535)       (350)         52         (37)         (37)
   Minority interest..................        4,553       3,082         331           -            -
                                           --------    --------   ---------   ---------    ---------
     Other income (expense), net......      (13,581)     (3,101)        437      (1,125)      (1,062)
                                           --------    --------   ---------   ---------    ---------
Income (loss) before income taxes and
   extraordinary item.................       (5,582)     (1,266)      3,677       1,365          124

Income tax provision (benefit)........            -           -         200         575         (486)
                                           --------    --------   ---------   ---------    ---------
Net Income (loss) before extraordinary
     item.............................       (5,582)     (1,266)      3,477         790          610
                                           --------    --------   ---------   ---------    ---------
Extraordinary item - early
     extinguishment of debt...........       (1,042)          -           -           -            -
                                           --------    --------   ---------   ---------    ---------
Net income (loss) ....................       (6,624)     (1,266)      3,477         790          610
                                           --------    --------   ---------   ---------    ---------
Preferred stock dividend..............       (9,090)          -           -           -            -
                                           --------    --------   ---------   ---------    ---------
Net income (loss) applicable to common
     shares...........................     $(15,714)   $ (1,266)  $   3,477   $     790    $     610
                                           ========    ========   =========   =========    =========
Basic and diluted net income (loss)
   per common share...................       $(1.76)     $(0.14)     $0.41       $0.13        $0.11
                                           ========    ========   =========   =========    =========

Basic and diluted weighted average            8,916       8,853      8,509       5,983        5,522
   common shares outstanding..........     ========    ========   =========   =========    =========




                                                                       DECEMBER 31,
                                                  1998        1997        1996         1995         1994
                                               ------------ ----------- ----------- ------------ ------------
BALANCE SHEET DATA:
   Working capital (deficit)..........          $ (9,538)   $      514    $(11,215)   $(4,415)     $    80
   Net property and equipment.........           131,714        77,920      41,935     23,517       16,479
   Total assets.......................           480,524       181,588      60,507     30,138       22,439
   Total debt.........................           298,851       128,000       8,492     19,123       15,117
   Total shareholders' equity.........            19,279        33,731      34,996      5,458        4,668



OTHER OPERATING DATA                                              YEARS ENDED DECEMBER 31,
                                                   1998       1997        1996         1995        1994
                                                 ---------- ----------- ----------- ------------ -----------
Customers at period end:
  RCC Cellular                                    186,892      84,600       45,094       26,764      17,402
  Wireless Alliance - Cellular                     11,079      17,167            -            -           -
  Wireless Alliance - PCS                           5,129           -            -            -           -
   Other                                           11,550       9,312        6,890        3,783       2,089
                                                 ---------- ----------- ----------- ------------ -----------
        Total customers                           214,650     111,079       51,984       30,547      19,491

Penetration: (1)
  RCC Cellular                                       8.0%        7.6%         7.5%         4.5%        2.9%
  Wireless Alliance - PCS                            0.7%        3.3%            -            -           -

Retention: (2)
  RCC Cellular                                      98.5%       98.4%        98.7%        99.0%       99.2%
  Wireless Alliance - PCS                           98.2%       98.7%            -            -           -

Average monthly revenue per customer: (3)
  RCC Cellular                                        $52         $55          $66          $69         $84
  Wireless Alliance - PCS                              64          61            -            -           -

Acquisition cost per customer: (4)
  RCC Cellular                                       $362        $403         $307         $395        $448
  Wireless Alliance - PCS                             565         280            -            -           -

Cell sites / Base Stations:
  RCC Cellular                                         233         121          72           64          55
  Wireless Alliance - PCS                              53           -            -            -           -



--------------------------------------------------------------------------------------------

(1) Represents the ratio of cellular customers at the end of the period to POPs.

(2) Determined for each period by dividing total cellular customers discontinuing service during such period by the average cellular customers for such period (customers at the beginning of the period plus customers at the end of the period, divided by two), dividing that result by the number of months in the period, and subtracting such result from one.

(3) Determined for each period by dividing the sum of access, airtime, roaming, long distance, features, connections, disconnection, and other revenues for such period by average cellular customers for such period (customers at the beginning of the period plus customers at the end of the period, divided by two), and dividing that result by the number of months in such period.

(4) Determined for each period by dividing selling and marketing expenses, costs of equipment sales, and depreciation of rental telephone equipment by the gross cellular customers added during such period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Over the past three years, acquisitions of additional cellular operations, development of the PCS markets through Wireless Alliance, and the issuance of subordinated notes and preferred stock have affected the Company's financial performance and, accordingly, the year-to-year comparability of such performance. Further, the Company's past performance, especially the changes from year to year, should not be considered predictive of the Company's future performance.

 ACQUISITIONS

UNITY CELLULAR SYSTEM, INC

Effective May 1, 1997, the Company completed the acquisition of the related assets of the Maine wireless telephone operations and related assets of Unity Cellular Systems, Inc. and related cellular and microwave licenses from InterCel, Inc. In addition, the Company acquired InterCel's 51% interest in the Northern Maine Cellular Partnership, which holds a cellular license for Maine RSA2 and acquired the remaining 49% in Northern Maine from an unrelated third party. The costs for all of the acquired properties in Maine (the "MRCC Acquisition") was $86 million. The acquired licenses cover the Bangor, Maine MSA and Maine RSA 3 (which includes Augusta, the state capitol). The Company operates its Maine operations through a wholly owned subsidiary, MRCC. Headquartered in Bangor, MRCC serves a 20,500 square-mile service area that encompasses approximately 518,000 POPs. The acquisitions (the "MRCC Acquisitions") have been accounted for under the purchase method of accounting.

ATLANTIC CELLULAR COMPANY, L.P.

Effective July 1, 1998, the Company completed the acquisition of the Vermont, New Hampshire, New York and Massachusetts cellular telephone licenses, operations and related assets of Atlantic Cellular Company L.P. and one of its subsidiaries ("Atlantic"), for approximately $262.5 million. Under the terms of the agreement, the Company acquired a contiguous, multi-state service area of 21,000 square miles, encompassing approximately 1.1 million POPs. The cellular properties acquired from Atlantic include: (i) the entire state of Vermont (RSA 1, RSA 2, and the Burlington MSA); (ii) western New Hampshire (RSA 1); (iii) the northeastern corner of New York (RSA 2); and
(iv) northwestern Massachusetts (RSA 1). In addition, the Company has acquired Atlantic's long distance business. The Company operates its Atlantic operations as RCC Atlantic, Inc.

WESTERN MAINE CELLULAR, INC.

Effective July 31, 1998, the Company completed the acquisition of the outstanding stock of Western Maine Cellular ("WMC"), a wholly-owned subsidiary of Utilities, Inc. for approximately $7.5 million. WMC provides cellular service to western Maine RSA 1, a 3,700 square-mile area of western Maine encompassing 83,000 POPs. The Company operates WMC through its wholly owned subsidiary, MRCC.

EVENTS SUBSEQUENT TO DECEMBER 31, 1998

Effective February 1, 1999, the Company acquired RGI, Inc. d/b/a Glacial Lakes Cellular 2000 ("Glacial") for approximately $11.9 million. Operating under the name Cellular 2000(R), Glacial provides cellular service to northeastern South Dakota (RSA 4), which includes eight counties and is adjacent to RCC's existing cellular operation in northern and central Minnesota. Glacial Lakes' service area encompasses 69,000 POPs and the operation serves more than 6,800 customers.

On February 2, 1999, the Company entered into two swap transactions with TD Bank Financial Group, which together, effectively lower the interest on the Senior Subordinated Notes from 9.625% to 8.535% through May 2003. During the period of June 2003 through May 2008, the Company will pay the difference between LIBOR and the fixed swap rate if the swap rate exceeds LIBOR, and the Company will receive the difference between LIBOR and the fixed swap rate if LIBOR exceeds the swap rate. Settlement occurs on the quarterly reset dates specified by the terms of the contracts. The notional principal amount of the interest rates swaps outstanding was $125 million at February 2, 1999.

JOINT VENTURE

Wireless Alliance, LLC ("Wireless Alliance"), a joint venture that is 51%-owned by RCC and 49%-owned by an affiliate of Aerial Communications, Inc., was formed in 1996 to provide PCS service to targeted markets in Minnesota, Wisconsin, North Dakota and South Dakota. Wireless Alliance began by reselling cellular service to gain visibility in its markets. In the second quarter of 1998, PCS networks were launched in Fargo, North Dakota; Moorhead and Duluth, Minnesota; Virginia/Hibbing, Minnesota and Superior, Wisconsin. In the third quarter of 1998, PCS service was launched in Sioux Falls, South Dakota followed by Grand Forks, North Dakota in the fourth quarter of 1998. Wireless Alliance's service area covers 708,000 POPs. In all of these markets, Aerial contributed the licenses, and RCC is responsible for the building and managing of the networks and marketing of the PCS services. Like Aerial's other PCS systems, Wireless Alliance utilizes industry-standard Global System for Mobile ("GSM") technology. Of the $19.6 million total investment, as of December 31, 1998, the Company has contributed $10.0 million towards its 51 percent ownership while APT has contributed $9.6 million in PCS licenses. In addition, the Company has contributed $28.1 million in excess of its 51 percent ownership, which is reflected as a note receivable from Wireless Alliance eliminated in consolidation.

GENERAL

The Company's principal operating objective is to increase revenues and achieve profitability through the acquisition and development of new cellular and digital markets and increased penetration in existing markets. Its total market encompasses 3.1 million POPs. The Company has continued to penetrate its existing Midwest markets through innovative sales initiatives. However, the development of the Wireless Alliance PCS network and the customers added through the acquisition of MRCC and Atlantic were the primary factors in the Company's increased revenues in Fiscal 1998. Total customers increased 93% to 214,650 in 1998 as compared to 111,079 in 1997. Offsetting the increase in customers was a decrease in the average monthly cellular revenue per customer from $55 in 1997 to $52 in 1998. The Company believes that this decrease reflects an industry wide trend of adding lower-usage customers, who use cellular service for personal convenience, security or as an alternative communication resource to their traditional landline telephone service. The Company intends to pursue acquisitions to the extent they enhance or extend its network or increase shareholder value, although there can be no assurance any such acquisition will be consummated.

The Company emphasizes customer support in an effort to maximize its customer retention. For the year ended December 31, 1998, the Company experienced an average monthly cellular retention rate of 98.5%, as compared to an industry average monthly retention rate of 97.9%, as reported in the CTIA Data Survey dated June 30, 1998. Customer retention continues to be a challenge as the Company's customer base grows and competition increases. However, the Company believes that it will continue to maintain relatively high retention rates due in part to its territory manager distribution philosophy, by offering communication service packages and value-added features anticipating customer needs, and by providing high quality and knowledgeable customer service.

The Company's revenues consist of charges to customers for cellular and paging service, roamer revenues and equipment sales. Service revenues include monthly access charges, charges for airtime used in excess of the time included in the service package purchased, long distance charges derived from calls placed by the Company's customers and cellular and paging equipment lease revenues. In addition, other charges include activation and feature charges for such features as voice mail, call waiting, and call forwarding.

Roamer revenues consist of airtime, long distance and service fees charged for providing service to customers of other cellular systems that place or receive a call within the Company's cellular service area. The per minute rate paid by a roamer, or the intercarrier exchange rate, is determined by an agreement between the Company and the roamer's cellular carrier. The Company has reciprocal agreements with cellular licensees in adjacent cellular service areas that allow the Company to provide service to its customers calling from or receiving calls in these territories at favorable rates. The Company believes that roamer revenues will continue to increase as a result of an increase in both the number of roaming customers and roaming minutes of use as the cellular industry matures. The Company believes these increases will more than offset an expected decline in intercarrier exchange rates.

Equipment sales consist of cellular and paging equipment and accessory sales to customers. Within certain markets, the Company rents equipment to customers in order to reduce the customers' perception that the cost of purchasing cellular service is prohibitive. This program may negatively affect equipment sales; however, its effect is lessened by other equipment sales programs initiated in newly acquired markets.

RESULTS OF OPERATIONS

The following table presents certain consolidated statements of operations data as a percentage of total revenues for the periods indicated:


                                                              YEARS ENDED DECEMBER 31,
                                                         1998           1997           1996
                                                    -------------- -------------- --------------
      REVENUES:
         Service...................................      76.8%        80.5%           75.9%
         Roamer....................................      20.5         17.6            21.1
         Equipment.................................       2.7          1.9             3.0
                                                    -------------- -------------- --------------
           Total revenues..........................     100.0        100.0           100.0
                                                    -------------- -------------- --------------
      OPERATING EXPENSES:
         Network costs.............................      19.2         21.5            22.1
         Cost of equipment sales...................       6.1          5.2             4.5
         Selling, general and administrative.......      39.7         46.8            44.6
         Depreciation and amortization.............      26.9         23.1            18.2
                                                    -------------- -------------- --------------
           Total operating expenses................      91.9         96.6            89.4
                                                    -------------- -------------- --------------
      OPERATING  INCOME                                   8.1          3.4            10.6
                                                    -------------- -------------- --------------
      OTHER INCOME (EXPENSE):
         Interest expense..........................     (19.4)       (11.3)           (0.9)
         Interest and dividend income..............       1.5          0.4             1.1
         Equity in earnings (losses) of
           unconsolidated affiliates...............      (0.5)        (0.6)            0.2
         Minority interest.........................       4.6          5.7             1.1
                                                    -------------- -------------- --------------
           Other expense, net......................     (13.8)        (5.8)            1.5
                                                    -------------- -------------- --------------
      INCOME (LOSS)  BEFORE INCOME TAX AND
           EXTRAORDINARY ITEM                            (5.7)        (2.4)           12.1
      INCOME TAX PROVISION                                -            -               0.7
                                                    -------------- -------------- --------------
      NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM        (5.7)        (2.4)           11.4
                                                    -------------- -------------- --------------
      EXTRAORDINARY ITEM-EARLY EXTINGUISHMENT OF
           DEBT                                          (1.0)         -               -
                                                    -------------- -------------- --------------
      NET  INCOME (LOSS)                                 (6.7)        (2.4)           11.4
                                                    -------------- -------------- --------------
      PREFERRED STOCK DIVIDEND                           (9.2)         -               -
                                                    -------------- -------------- --------------
      NET  INCOME (LOSS) APPLICABLE TO COMMON
           SHARES                                       (15.9)%       (2.4)%          11.4%
                                                    ============== ============== ==============
      EBITDA (1)...................................      35.1%        26.5%           28.8%
      ADJUSTED EBITDA (1)..........................      44.9%        41.7%           31.2%


(1) EBITDA is the sum of earnings before interest, taxes, depreciation and amortization and is utilized as a performance measure within the cellular industry. EBITDA is not intended to be a performance measure that should be regarded as an alternative for other performance measures and should not be considered in isolation. EBITDA is not a measurement of financial performance under generally accepted accounting principles and does not reflect all expenses of doing business (e.g., interest expense, depreciation). Accordingly, EBITDA should not be considered as having greater significance than or as an alternative to net income or operating income as an indicator of operating performance or to cash flows as a measure of liquidity. Adjusted EBITDA represents EBITDA excluding Wireless Alliance's EBITDA.

YEARS ENDED DECEMBER 31, 1998 AND 1997

REVENUES

Service revenues for the year ended December 31, 1998 increased 74.2% to $75.6 million from $43.4 million in 1997. This growth was primarily due to a 26.1% increase in customers from existing markets and a 67.1% increase in customers through the RCC Atlantic acquisition. Increased customer count however, was offset by a decrease of 5.8% in the average revenue per cellular customer from $55 in 1997 to $52 in 1998. During the year ended December 31, 1998, Wireless Alliance generated service revenues of $12.2 million.

Roamer revenues for year ended December 31, 1998 increased 113.2% to $20.2 million from $9.5 million for the comparable period in 1997. Roamer revenues have increased due to the activation of additional cell sites and acquisitions of new service areas. Reflecting the RCC Atlantic acquisition and its greater percentage of roamer revenue as compared to MRCC and RCC Midwest, roamer revenues as a percentage of cellular revenues (excluding equipment sales and the impact of Wireless Alliance) increased to 34.2% from 29.1% in 1997. Wireless Alliance had no roamer revenues in 1997 because it was exclusively engaged in reselling cellular services and generated an immaterial amount in roamer revenues during 1998.

Equipment revenues for 1998 increased 164.7% to $2.7 million from $1.0 million in 1997. This growth was primarily due to an increase in customers acquired through the RCC Atlantic acquisition that utilize a direct phone sales program as oppose to an equipment rental program currently popular in the Company's Midwest markets.

OPERATING EXPENSES

Network costs include switching and transport expenses and the expenses associated with the maintenance and operation of the Company's wireless network facilities, as well as charges from other service providers for resold minutes and services. Network costs for the year ended December 31, 1998, increased 63.0% to $18.9 million from $11.6 million in 1997. The increase in network costs resulted primarily from expenses incurred by Wireless Alliance, RCC Atlantic, and MRCC, which more than offset network cost reductions in the Company's Midwest operations. However, as a percentage of total revenues, network costs decreased to 19.2% in 1998 from 21.5% in 1997. Contributing to the reduction of network costs in the Midwest service area was the completed installation of the Company's MTSO in the third quarter of 1997, thereby reducing the Company's network costs for switching services provided by Switch 2000, LLC. Network costs for Wireless Alliance increased to $9.3 million for the year ended December 31, 1998 from $6.0 million in 1997. The increase is attributed to additional network costs associated with increased cellular reselling customers.

Selling, general, and administrative ("SG&A") expenses include salaries, benefits, and operating expenses such as marketing, commissions, customer support, accounting, administration, and billing. SG&A expenses for the year ended December 31, 1998 increased 55.2% to $39.2 million from $25.2 million in 1997. The increase in SG&A over the prior year resulted primarily from additional costs related to the acquisition of Atlantic on July 1, 1998 and operating MRCC during all of 1998. As a percentage of total revenue, SG&A decreased to 39.7% in 1998 from 46.8% in 1997, reflecting operating efficiencies achieved through the integration of the Company's New England operation.

Depreciation and amortization expense for year ended December 31, 1998 increased 113.0% to $26.5 million from $12.5 million in 1997. The increase reflects the Company's continued construction and acquisition efforts and its investments in network facilities and rental equipment. Specifically contributing to the increase was the depreciation relating to the construction of 23 additional cell sites for RCC Cellular, an additional 89 cell sites from the RCC Atlantic Acquisition, and the activation of 53 Wireless Alliance PCS cell sites. In addition, license and other intangible asset amortization resulting from acquisitions increased $6.6 million for the year ended December 31, 1998 from $1.5 million in the prior year.

OTHER INCOME (EXPENSE)

Interest expense for 1998 increased to $19.1 million from $6.1 million in 1997. The increase in interest expense was a result of higher average borrowings under credit facilities and interest related to the 9 5/8% Senior Subordinated Notes ("Senior Subordinated Notes") used to finance the acquisitions of Atlantic Cellular and WMC, the construction of 23 cell sites for the Company's cellular network and other growth initiatives. Other income also includes an increase in 1998 in the minority partner's absorption of Wireless Alliance losses.

EXTRAORDINARY ITEM

On May 28, 1998, the Company repayed approximately $140 million of the outstanding amount under its $160 million credit facility utilizing the proceeds from its issuance of $125 million in Senior Subordinated Notes and $125 million in Exchangeable Preferred Stock ("Exchangeable Preferred Stock"). Accordingly, the Company recognized an extraordinary loss of approximately $1 million related to the early retirement of debt representing the unamortized debt issuance costs.

YEARS ENDED DECEMBER 31, 1997 AND 1996


REVENUES

Service revenues for 1997 increased 87.8% to $43.4 million from $23.1 million in 1996. This growth was primarily due to the increase in the number of customers partially offset by a decrease of 16.7% in the average revenue per customer. Customer growth in existing markets accounted for approximately 25% of the increase in customers while newly acquired or developing markets accounted for the other 75%. Newly acquired or developing markets include customers gained through the MRCC Acquisition and the formation of Wireless Alliance. In 1997, Wireless Alliance generated service revenues of $7.3 million.

Roamer revenues for 1997 increased 47.7% to $9.5 million from $6.4 million in 1996, reflecting the increase in the number of markets served. Markets have increased as a result of the activation of additional cell sites and acquisitions of new service areas. Individual customer roamer revenue remained relatively unchanged when compared to 1996.

Equipment revenues for 1997 increased 10.0% to $1.0 million from $927,000 in 1997. This growth reflects an increase in customers acquired through the MRCC Acquisition purchasing their cellular handsets and equipment as compared to the Company's Midwest customers who more frequently rent them.


OPERATING EXPENSES

Network costs for 1997, which increased 72.0% to $11.6 million from $6.7 million in 1996, improved as a percentage of total revenues from 22.1% in 1996 to 21.5% in 1997. The increase in network costs resulted primarily from expenses incurred by Wireless Alliance and MRCC, which more than offset network cost reductions in the Company's Midwest Cellular operations. Contributing to the reduction of network costs in the Midwest service area was the substantial completion in late 1996 of the digital microwave network, which reduced the Company's reliance on third-party assistance in connecting cell site communication to the MTSO. In addition, the Company completed installation of its own MTSO in the third quarter of 1997 thereby reducing the Company's network costs for switching services provided by Switch 2000, Inc. Network costs for Wireless Alliance increased to $6.0 million in 1997 from $220,000 in 1996. The increase is attributable to additional network costs associated with increased customers.

SG&A expenses for 1997 increased 85.8% to $25.2 million from $13.6 million in 1996. The increase in SG&A over the prior year results primarily from additional costs from MRCC and a $6.2 million increase in costs of Wireless Alliance.

Depreciation and amortization expense for 1997 increased 124.9% to $12.5 million from $5.5 million in 1996. The increase reflects the Company's continued construction and acquisition efforts and its investments in network facilities, including the Company's newly installed MTSO, and rental equipment. Contributing to the increase was the depreciation relating to the construction of 15 additional cell sites and the acquisition of 35 cell sites in Maine. In addition, the Company shortened the depreciation life from three years to two years for new rental telephones placed in service during 1997.


OTHER INCOME (EXPENSE)

Interest expense for 1997 increased to $6.1 million from $280,000 in 1996. The increase in interest expense was a result of higher average borrowings to finance the MRCC Acquisitions, the construction of 15 cell sites for the Company's cellular network and other growth initiatives. Other income also includes an increase in 1997 in the minority partners absorption of losses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary liquidity requirements are for working capital, capital expenditures, debt service, acquisitions, and customer growth. These requirements have been met through cash flow from operations and borrowings under the Company's credit facility. On July 1, 1998, the Company entered into a new revolving Credit Facility with a syndicate of banks totaling $300 million ("the Credit Facility") which replaced its previous $160 million credit facility, (See Note 4 in the Notes to Consolidated Financial Statements regarding the terms of the Credit Facility). As of December 31, 1998, the Company had $173 million outstanding under its Credit Facility. Under the Credit Facility, amounts may be borrowed or repaid at any time through maturity provided that, at no time, the aggregate outstanding borrowings exceed the total of the Credit Facility. The Company believes that it will have adequate capital resources to satisfy all its liquidity requirements for at least the next twelve months.

Net cash provided by operating activities was $28.6 million for the year December 31, 1998. Adjustments to the $6.6 million net loss to reconcile to net cash used in operating activities included $26.5 million in depreciation and amortization and a $9.1 million increase in accounts payable partially offset by a $4.5 million decrease in minority interest.

Net cash used in investing activities for the year ended December 31, 1998 was $313.2 million. The principal uses of cash included the Company's $270.0 million acquisition of Atlantic and WMC, and purchases of property and equipment of $41.5 million, of which $13.3 million was attributable to Wireless Alliance capital expenditures. These purchases reflect the construction and launch of Wireless Alliance's PCS network, expansion of existing coverage in RCC Cellular, and the continued upgrading of existing cell sites and switching equipment. Capital expenditures (including $5.7 million for Wireless Alliance) are expected to be approximately $30.5 million in 1999. Capital expenditures and debt service are expected to be funded through internally generated cash flows and, if necessary, borrowings under the $300 million Credit Facility.

Net cash provided by financing activities was $284.7 million for the year ended December 31, 1998. Financing activities for such period consisted primarily of the placement on May 14, 1998 of $125 million of 9 5/8% Senior Subordinated Notes due May 15, 2008 and $125 million of 11 3/8% Exchangeable Preferred Stock. The net proceeds were used to repay a portion of indebtedness and to finance the acquisitions of Atlantic and WMC.

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

YEAR 2000 READINESS

GENERAL

Issues regarding Year 2000 readiness exist because many computer systems and applications currently in use employ two-digit fields to designate a year. As a result, date sensitive systems may recognize the year 2000 as 1900 or not at all. This inability to recognize or properly treat the Year 2000 may result in system failures or miscalculations causing disruptions of operations, including, among other things, an inability to process transactions, send invoices, or engage in normal business activities. Hence, the computerized systems used by the Company must be reviewed, evaluated and if and where necessary, modified or replaced to ensure that all financial, information and operating systems are Year 2000 ("Y2K") compliant.

STATE OF READINESS

The Company has formed a Y2K Project Team, representing all business units, and staffed with subject matter experts to address Y2K readiness matters. The Y2K Project Team's plan is made up of six phases: inventory, assessment, remediation, test and acceptance, implementation, and contingency planning. Major areas being addressed by the Y2K project team include: the cellular network; interconnect arrangements to connect the cellular network with landline systems; clearinghouse arrangements to allow verification and billing of roaming traffic; the Company's wide area and local area networks; the Company's internal communications systems; Company server hardware, software and desktop systems; billing software and related elements; financial and operational reporting systems; information integration systems; critical suppliers including financial institutions, payroll/benefits processing, credit bureaus, benefit plans, building systems, and office equipment.

With respect to internal matters, the project team has prepared an inventory of all computer hardware, software, and computer based systems. The Company has distributed inquiries and requests for Y2K readiness certification to all known system vendors. Although the Company is still in the process of obtaining and assessing vendor responses and declarations of Y2K readiness, it has been determined that critical areas with non -Y2K compliant software and hardware include switching and billing systems.

RISKS RELATING TO Y2K COMPLIANCE MATTERS

The failure of the Company to upgrade its billing and switching systems to be Y2K ready may result in the Company being unable to continue operations. Accordingly, the Company is working toward Y2K certification of its various billing systems to insure Y2K readiness. The Company also upgraded its MTSO software for two of its three switches in 1998 and has plans to upgrade the third switch software in the second quarter of 1999.

The Company anticipates having mission critical software and hardware remedied and Y2K ready by mid-year 1999 and will continue testing throughout the third and fourth quarters of 1999. Although the Company believes that these efforts should result in a cellular network that will continue to function without material service affecting outages due to Y2K problems, network equipment suppliers have been unwilling to give unqualified warranties that network equipment is Y2K compliant. Service affecting outages, if prolonged and widespread, will materially affect the Company's revenues.

The terms and conditions under which the Company provides cellular and paging services to its customers contain provisions that limit the Company's liability in the event that there is a service failure. The terms and conditions provide that the Company is not liable for any consequential or incidental damages to its customers. They further provide that no credit will be given for service outages of less than 24 hours in duration. In addition, they limit damages for failure to provide service to a credit for the pro rated number of days that service was unavailable. Service affecting outages have occurred in limited geographic areas in the past and the Company has not been found liable to any person for damages in excess of the limitations imposed by the terms and conditions of service. The Company believes it is unlikely that an outage occasioned by a failure attributable to a Y2K readiness would lead to a different result. The Company has adopted a policy of not giving any warranties to customers regarding Y2K readiness. The Company, at this time, does not anticipate any litigation involving the Company that would arise as a result of Y2K readiness issues.

ESTIMATED Y2K COMPLIANCE COSTS

During 1998, the Company did not incur material costs related to bringing systems into Y2K compliance. For 1999, the Company has budgeted $2.0 million to cover costs associated with Y2K assessments, modifications, and associated upgrades.

THIRD PARTY PROVIDERS

The potential impact of the Y2K will also depend on the way in which the Y2K issue is addressed by customers, vendors, service providers, utilities, governmental agencies and other entities with which the Company does business. The Company is communicating with these parties to learn how they are addressing the Y2K issue and to evaluate any likely impact on the Company. The Company has requested commitment dates from the various parties as to their Y2K readiness and delivery of compliant software and other products. The Y2K efforts of third parties are not within the Company's control, however their failure to respond to Y2K issues successfully could result in business disruption and increased operating costs for the Company. At the present time, it is not possible to determine whether any such events are likely to occur, or to quantify any potential negative impact they may have on the Company's future results of operations and financial condition.

CONTINGENCY PLANNING

The Company has begun the process of developing contingency plans that might be available in the event of either internal or external Y2K compliance problems. To this end, the Company's Y2K Project Team has begun to prepare potential contingency alternatives. The Company intends to complete its contingency planning in respect of Y2K compliance during the remainder of 1999.

Y2K FORWARD LOOKING INFORMATION

The foregoing discussion regarding the Y2K project's timing, effectiveness, implementation, and cost, contains forward-looking statements, which are based on management's best estimates derived using assumptions. These forward-looking statements involve inherent risks and uncertainties, and actual results could differ materially from those contemplated by such statements. Factors that might cause material differences include, but are not limited to, the availability of key Y2K personnel, the Company's ability to locate and correct all relevant computer codes, the readiness of third parties, and the Company's ability to respond to unforeseen Y2K complications. Such material differences could result in, among other things, business disruption, operational problems, financial loss, legal liability and similar risks.

SEASONALITY

The Company experiences seasonal fluctuations in revenues and operating income (loss). Somewhat offset by the New England acquisitions which have better roaming revenues year around, the Company's average monthly roamer revenue per cellular customer increases during the second and third calendar quarters. This increase reflects greater usage by the Company's roamer customers who travel in the Company's cellular service area for weekend and vacation recreation or work in seasonal industries, such as agriculture and construction. Because the Company's cellular service area includes many seasonal recreational areas, the Company expects that roamer revenues will continue to fluctuate seasonally more than service revenues.

Certain unaudited quarterly results for 1998 and 1997 are set forth below (in thousands, except average monthly revenue per cellular customer):

                                                 1998 QUARTER ENDED
                                 -------------------------------------------------
                                 Mar 31      Jun 30         Sep 30         Dec 31
                                 ------      ------         ------         ------
Total revenues...............    $14,797    $17,672        $33,955         $32,108

Operating income (loss)......      (524)        364          5,903           2,256

EBITDA (*)...................     3,694       5,211         14,361          11,266

Average monthly revenue
    per cellular customer....       $46         $53            $57             $51

                                                 1997 QUARTER ENDED
                                 --------------------------------------------------
                                 Mar 31       Jun 30        Sep 30          Dec 31
                                 ------      ------         ------         ------
Total revenues...............    $8,323      $13,326        $16,747         $15,507

Operating income (loss)......      (354)         511          1,781            (103)

EBITDA(*)....................     1,608        3,438          5,429           3,818

Average monthly revenue
    per cellular customer....       $52          $58            $61             $50


(*) See footnote (1) on page 20 under "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations" for a definition and discussion of EBITDA.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Rural Cellular Corporation uses Exchangeable Preferred Stock, Senior Subordinated Notes, and bank credit facilities to finance its operations. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk, with the primary interest rate risk exposure resulting from changes in LIBOR or the prime rate, which are used to determine the interest rates that are applicable to borrowings under the Company's bank credit facilities. The Company uses off-balance sheet derivative financial instruments, including interest rate swap and interest rate protection agreements, to partially hedge interest transactions. All of the Company's derivative financial instrument transactions are entered into for non trading purposes. The terms and characteristics of the derivative financial instruments are matched with the underlying on-balance sheet instrument or anticipated transaction and do not constitute speculative or leveraged positions independent of these exposures.

The information below summarizes the Company's sensitivity to market risk associated with fluctuations in interest rates as of December 31, 1998. To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented within each market risk category in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Company's Senior Subordinated Notes, and bank credit facilities in effect at December 31, 1998. The table also presents payments in kind, interest and related interest rates by year of maturity for the Company's Exchangeable Preferred Stock in effect at December 31, 1998. The cash flows related to the variable portion of interest rate swaps are determined by dealers using valuation models that estimate the future level of interest rates, with consideration of the applicable yield curve as of December 31, 1998. For interest rate swaps and interest rate protection agreements, the table presents notional amounts and the related reference interest rates by year of maturity. Fair values included herein have been determined based on (i) quoted market prices for Exchangeable Preferred Stock and Senior Subordinated Notes; (ii) the carrying value for the bank credit facilities at December 31, 1998 as interest rates are reset periodically; and (iii) estimates obtained from dealers to settle interest rate swaps and interest rate protection agreements. Notes 4, 5 and 6 to the Consolidated Financial Statements contain descriptions of the Company's Exchangeable Preferred Stock, Senior Subordinated Notes and the Credit Facility, and interest rate risk management agreements and should be read in conjunction with the table below.

                                                                                             TOTAL
                                                                                   THERE    INTEREST
(IN THOUSANDS)                      1998     1999      2000     2001      2002     AFTER      PAID     FAIR VALUE
------------------------------------------------------------------------------------------------------------------
INTEREST RATE SENSITIVITY:
   SENIOR SUBORDINATED NOTES:
      Fixed Rate                   $7,653  $12,031   $12,031   $12,031   $12,031   $64,802   $120,579   $131,250
      Average Interest Rate         9.63%    9.63%     9.63%     9.63%     9.63%     9.63%      9.63%

   EXCHANGEABLE PREFERRED STOCK
      Fixed Rate                   $9,099  $15,711   $17,553   $19,637   $22,133   $144,136  $228,269    126,250
      Average Interest Rate        11.38%   11.38%    11.38%    11.38%    11.38%     11.38%    11.38%

   CREDIT FACILITY
      Variable Rate               $11,407  $11,850   $11,902   $12,024   $12,110   $49,184   $108,477   $173,000
      Average Interest Rate         7.07%    6.85%     6.88%     6.95%     7.00%     7.05%      6.95%

   INTEREST RATE SWAPS:
      Fixed to Variable                -   $(1,249)  $(1,363)  $(1,363)  $(1,363)  $10,881   $  5,543       $939
      Average Pay Rate                 -        -         -         -         -      1.86%      1.86%
      Average Receive Rate             -    1.09%     1.09%     1.09%     1.09%          -      1.09%

      Variable to Fixed              $122     $998      $972      $866      $783      $292     $4,033    $(4,758)
      Average Pay Rate              0.66%    0.63%     0.59%     0.53%     0.48%     0.43%      0.55%


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

                                   PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                          Page Number
                                                                                            In this
(a)     (1)     CONSOLIDATED FINANCIAL STATEMENTS                                          Form 10-K
                ---------------------------------                                          ---------
                Report of Independent Public Accountants                                      F-1

                Consolidated Balance Sheets as of December 31, 1998 and 1997                  F-2

                Consolidated Statements of Operations for the Years Ended
                December 31, 1998, 1997 and 1996                                              F-4

                Consolidated Statements of Shareholders' Equity for the Years
                Ended December 31, 1998, 1997 and 1996                                        F-5

                Consolidated Statements of Cash Flows for the Years Ended
                December 31, 1998, 1997 and 1996                                              F-6

                Notes to Consolidated Financial Statements                                    F-7

        (2)     CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

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

                See Exhibit Index on page 54.

(b)     REPORTS ON FORM 8-K

        None

(c)     EXHIBITS

        See Exhibit Index on page 54.

(d)     OTHER FINANCIAL STATEMENTS

        Not applicable.


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Rural Cellular Corporation



                                        /s/ Richard P. Ekstrand
                                        ---------------------------------------
                                        RICHARD P. EKSTRAND
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: March 29, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the date indicated.

SIGNATURE                                                  TITLE                                  DATE
---------                                                  -----                                  ----
/s/ Richard P. Ekstrand                                    President and                          March 29, 1999
------------------------------------------------           Chief Executive Officer
Richard P. Ekstrand                                        (Principal Executive Officer
                                                           and Director)

/s/ Wesley E. Schultz                                      Vice President of Finance and          March 29, 1999
------------------------------------------------           Chief Financial Officer
Wesley E. Schultz                                          (Principal Financial
                                                           and Accounting Officer)

/s/ David J. Del Zoppo                                     Vice President, Controller             March 29, 1999
------------------------------------------------
 David J. Del Zoppo

/s/ George W. Wikstrom Jr.                                 Director                               March 29, 1999
------------------------------------------------
George W. Wikstrom Jr.

/s/ Don C. Swenson                                         Director                               March 29, 1999
------------------------------------------------
Don C. Swenson

/s/ Jeffrey S. Gilbert                                     Director                               March 29, 1999
------------------------------------------------
Jeffrey S. Gilbert

/s/ Marvin C. Nicolai                                      Director                               March 29, 1999
------------------------------------------------
Marvin C. Nicolai

/s/ George M. Revering                                     Director                               March 29, 1999
------------------------------------------------
George M. Revering


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Rural Cellular Corporation:

We have audited the accompanying consolidated balance sheets of Rural Cellular Corporation (a Minnesota corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rural Cellular Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                           ARTHUR ANDERSEN LLP


Minneapolis, Minnesota,
February 5, 1999

                 RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                               AS OF DECEMBER 31,
                                (IN THOUSANDS)


                                    ASSETS

                                                                                    1998               1997
                                                                                -----------         -----------
CURRENT ASSETS:
   Cash.............................................................            $     2,062         $     1,995
   Accounts receivable, less allowance of $1,555 and $1,146 ........                 13,796               9,621
   Inventories......................................................                  2,321               1,774
   Other current assets.............................................                    813                 766
                                                                                -----------         -----------
     Total current assets...........................................                 18,992              14,156
                                                                                -----------         -----------

PROPERTY AND EQUIPMENT, less accumulated depreciation of $42,538 and
     $23,874 .......................................................                131,714              77,920
                                                                                -----------         -----------
LICENSES AND OTHER ASSETS:
   Licenses and other intangible assets, less accumulated
     amortization of $8,108 and $1,490..............................                309,672              81,348
   Deferred debt issuance costs, less accumulated amortization of
     $509 and $120..................................................                 11,761               1,080
   Other assets.....................................................                  8,385               7,084
                                                                                -----------         -----------
     Total licenses and other assets................................                329,818              89,512
                                                                                -----------         -----------
                                                                                   $480,524            $181,588
                                                                                ===========         ===========

                      The accompanying notes are an integral part of
                           these consolidated balance sheets.

                        RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                    AS OF DECEMBER 31,
                                      (IN THOUSANDS)
                            LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                  1998               1997
                                                                               ---------          ----------
CURRENT LIABILITIES:
   Accounts payable.................................................           $   16,524         $    7,960
   Advance billings and customer deposits...........................                3,229              2,541
   Accrued interest.................................................                3,508              1,595
   Dividends payable................................................                1,880                  -
   Other accrued expenses...........................................                3,389              1,546
                                                                               ----------          ---------
     Total current liabilities......................................               28,530             13,642


LONG-TERM DEBT......................................................              298,851            128,000


     Total liabilities..............................................              327,381            141,642


COMMITMENTS AND CONTINGENCIES (Note 9)


MINORITY INTEREST...................................................                1,663              6,215


EXCHANGEABLE PREFERRED STOCK........................................              132,201                  -


SHAREHOLDERS' EQUITY:
   Class A common stock; $.01 par value; 15,000 shares authorized,
     7,780 and 7,593 shares issued and outstanding..................                   78                 76
   Class B common stock; $.01 par value; 5,000 shares authorized,
     1,203 and 1,260 shares issued and outstanding..................                   12                 13
   Additional paid-in capital.......................................               35,707             34,446
   Accumulated deficit..............................................              (16,518)              (804)
                                                                               ----------          ---------
     Total shareholders' equity.....................................               19,279             33,731
                                                                               ----------          ---------
                                                                                $ 480,524          $ 181,588
                                                                               ==========          =========

             The accompanying notes are an integral part of
                   these consolidated balance sheets.

                                    RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                         FOR THE YEARS ENDED DECEMBER 31,
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          1998             1997               1996
                                                         -------          -------            -------
REVENUES:
   Service ............................................  $75,633          $43,408            $23,120
   Roamer .............................................   20,199            9,475              6,413
   Equipment ..........................................    2,700            1,020                927
                                                         -------          -------            -------
     Total revenues....................................   98,532           53,903             30,460
                                                         -------          -------            -------
OPERATING EXPENSES:
   Network costs.......................................   18,877           11,578              6,731
   Cost of equipment sales.............................    5,968            2,807              1,375
   Selling, general and administrative.................   39,156           25,225             13,575
   Depreciation and amortization.......................   26,532           12,458              5,539
                                                         -------          -------            -------
     Total operating expenses..........................   90,533           52,068             27,220
                                                         -------          -------            -------
OPERATING INCOME ......................................    7,999            1,835              3,240
                                                         -------          -------            -------
OTHER INCOME (EXPENSE):
   Interest expense....................................  (19,060)          (6,065)              (280)
   Interest and dividend income........................    1,461              232                335
   Equity in earnings (losses) of
     unconsolidated affiliates.........................     (535)            (350)                51
   Minority interest...................................    4,553            3,082                331
                                                         -------          -------            -------
     Other income (expense), net.......................  (13,581)          (3,101)               437
                                                         -------          -------            -------
INCOME (LOSS) BEFORE INCOME TAX AND
     EXTRAORDINARY ITEM................................   (5,582)          (1,266)             3,677

INCOME TAX PROVISION...................................      -                  -                200
                                                         -------          -------            -------
NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM............   (5,582)          (1,266)             3,477
                                                         -------          -------            -------
EXTRAORDINARY ITEM - EARLY EXTINGUISHMENT OF
     DEBT..............................................   (1,042)              -                  -
                                                         -------          -------            -------
NET INCOME (LOSS)......................................   (6,624)          (1,266)             3,477

PREFERRED STOCK DIVIDEND...............................   (9,090)               -                  -
                                                         -------          -------            -------
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES.......... $(15,714)         $(1,266)           $ 3,477
                                                         -------          -------            -------
                                                         -------          -------            -------
NET INCOME (LOSS) PER BASIC AND DILUTED /
     COMMON SHARES.....................................  $(1.76)          $(0.14)            $  0.41
                                                         -------          -------            -------
                                                         -------          -------            -------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING,
     BASIC AND DILUTED.................................    8,916            8,853              8,509
                                                         -------          -------            -------
                                                         -------          -------            -------

                         The accompanying notes are an integral part of
                            these consolidated financial statements.

                  RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                (IN THOUSANDS)

                                                                                                RETAINED
                                         CLASS A               CLASS B          ADDITIONAL      EARNINGS         TOTAL
                                      COMMON STOCK           COMMON STOCK        PAID -IN     (ACCUMULATED   SHAREHOLDER'S
                                     SHARES    AMOUNT        SHARES   AMOUNT      CAPITAL       DEFICIT)       EQUITY
--------------------------------- ----------- ---------- ----------- --------- -------------- -------------- --------------
BALANCE, December 31, 1995.......     4,303       $43        1,680       $17      $  8,413        $ (3,015)    $  5,458
   Issuance of common stock,
     net of offering expenses....     2,870        29            -         -        26,033               -       26,062
   Conversion of Class B common
     stock to Class A common
     stock.......................       330         3         (330)       (3)            -               -            -
   Net Income....................         -         -            -         -             -           3,477        3,477
--------------------------------- ----------- ---------- ----------- --------- -------------- -------------- --------------
BALANCE, December 31, 1996.......     7,503        75        1,350        14        34,446             462       34,997
   Conversion of Class B common
     stock to Class A common
     stock.......................        90         1          (90)       (1)            -               -            -
   Net Loss......................         -         -            -         -             -          (1,266)      (1,266)
--------------------------------- ----------- ---------- ----------- --------- -------------- -------------- --------------
BALANCE, December 31, 1997.......     7,593        76        1,260        13        34,446            (804)      33,731
   Conversion of Class B common
     stock to Class A common
     stock.......................        57         1          (57)       (1)            -               -            0
   Stock issued through
     employee stock purchase
     plan........................         6         0            -         -            57               -           57
   Stock options exercised.......       124         1            -         -         1,204               -        1,205
   Net Loss......................         -         -            -         -             -         (15,714)     (15,714)
--------------------------------- ----------- ---------- ----------- --------- -------------- -------------- --------------
BALANCE, December 31, 1998.......     7,780       $78        1,203       $12       $35,707        $(16,518)     $19,279
================================= =========== ========== =========== ========= ============== ============== ==============

              The accompanying notes are an integral part of
                  these consolidated financial statements.

                RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE YEARS ENDED DECEMBER 31,
                                (IN THOUSANDS)


                                                              1998               1997                    1996
                                                          --------------    --------------         --------------

OPERATING ACTIVITIES:

Net income  (loss).....................................    $    (6,624)         $   (1,266)            $  3,477
Adjustments to reconcile to net cash provided by
   operating activities................................
   Depreciation and amortization.......................         26,532              12,458                5,539
   Extraordinary item - early extinguishment of debt...          1,042                   -                    -
   Equity in (earnings) losses of unconsolidated
    affiliates.........................................            655                 350                  (52)
   Change in minority interest.........................         (4,552)             (3,082)                (331)
   Other...............................................              7                 (42)                (184)
   Change in other operating elements:
     Accounts receivable...............................         (1,058)             (1,008)              (3,220)
     Inventories.......................................           (230)                (27)                (682)
     Other current assets..............................            365                (262)                (246)
     Accounts payable..................................          9,097              (2,525)               4,872
     Advance billings and customer deposits............            (16)                797                  435
     Other accrued expenses............................          3,346               2,649                   31
                                                          --------------    --------------        --------------
       Net cash provided by operating activities.......         28,564               8,042                9,639
                                                          --------------    --------------        --------------
INVESTING ACTIVITIES:
  Purchases of property and equipment, net.............        (41,491)            (34,928)             (24,214)
  Contributions to unconsolidated affiliates...........              -                  (2)                (225)
  Purchases of Atlantic and Western Maine Cellular.....       (269,984)                  -                    -
  Purchases of Unicel and Northern Maine...............               -            (85,706)                   -
  Other................................................         (1,734)             (3,983)                (997)
                                                          --------------    --------------        --------------
    Net cash used in investing activities..............       (313,209)           (124,619)             (25,436)
                                                          --------------    --------------        --------------
FINANCING ACTIVITIES:
  Proceeds from exercise of stock options..............          1,262                   -                    -
  Proceeds from issuance of senior subordinated notes..        125,000                   -                    -
  Proceeds from issuance of preferred stock............        125,000                   -
  Proceeds from issuance of common stock...............              -                   -               26,540
  Proceeds from issuance of long-term debt.............        193,625             137,695               14,741
  Proceeds from termination of interest rate swap......          1,003                   -                    -
  Repayments of long-term debt.........................       (148,625)            (18,161)             (25,372)
  Payments of debt issuance costs......................        (12,553)             (1,199)                   -
                                                          --------------    --------------        --------------
    Net cash provided by financing activities..........        284,712             118,335               15,909
                                                          --------------    --------------        --------------
NET INCREASE IN CASH...................................             67               1,758                  112
CASH, at beginning of year.............................          1,995                 237                  125
                                                          --------------    --------------        --------------
CASH, at end of period.................................    $     2,062          $    1,995             $    237
                                                          --------------    --------------        --------------
                                                          --------------    --------------        --------------

           The accompanying notes are an integral part of these consolidated financial statements.

              RURAL CELLULAR CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998 AND 1997
                              (CONTINUED)

1.  ORGANIZATION AND NATURE OF BUSINESS:

Rural Cellular Corporation and its subsidiaries ("Company" or "RCC") provide cellular communication service in the northern half of Minnesota and portions of New England and paging service in northern Minnesota, eastern North Dakota and portions of Maine. The Company operates its cellular and paging systems under licenses granted by the Federal Communications Commission ("FCC"). The Company's operations are subject to the applicable rules and regulations of the FCC.

2.  ACQUISITIONS:

UNITY CELLULAR SYSTEM, INC.

Effective May 1, 1997, the Company completed the acquisition of the Maine wireless telephone operations and related assets of Unity Cellular Systems, Inc. and related cellular and microwave licenses from InterCel, Inc. In addition, the Company acquired InterCel's 51% interest in the Northern Maine Cellular Partnership, which holds a cellular license for Maine RSA2 and acquired the remaining 49% in Northern Maine from an unrelated third party. The costs for all of the acquired properties in Maine (the "MRCC Acquisition") was $86 million. The acquired licenses cover the Bangor, Maine MSA and Maine RSA 3 (which includes Augusta, the state capitol). The Company operates its Maine operations through a wholly owned subsidiary, MRCC. Headquartered in Bangor, MRCC serves a 20,500 square-mile service area that encompasses approximately 518,000 POPs. The acquisitions (the "MRCC Acquisitions") have been accounted for under the purchase method of accounting.

ATLANTIC CELLULAR COMPANY, L.P.

Effective July 1, 1998, the Company completed the acquisition of the Massachusetts, New Hampshire, New York, Vermont and cellular telephone licenses, operations and related assets of Atlantic Cellular Company L.P. and one of its subsidiaries ("Atlantic"), an independent provider of wireless communication services in the New England region for approximately $262.5 million. Under the terms of the agreement, the Company acquired a contiguous, multi-state service area of 21,000 square miles, encompassing approximately 1.1 million POPs. The cellular properties acquired from Atlantic include: (i) northwestern Massachusetts (RSA 1); (ii) western New Hampshire (RSA 1); (iii) the northeastern corner of New York (RSA 2); and (iv) the entire state of Vermont (RSA 1, RSA 2, and the Burlington MSA). In addition, the Company has acquired Atlantic's long distance business. The Company operates its Atlantic operations through its wholly-owned subsidiary, RCC Atlantic, Inc. ("RCC Atlantic").

WESTERN MAINE CELLULAR, INC.

Effective July 31, 1998, the Company completed the acquisition of the outstanding stock of Western Maine Cellular, Inc. ("WMC"), a wholly-owned subsidiary of Utilities, Inc. for approximately $7.5 million. WMC provides cellular service to western Maine RSA 1, which incorporates a 3,700 square-mile service area of western Maine and encompasses 83,000 POPs. The Company operates WMC through its wholly-owned subsidiary, MRCC, Inc.
("MRCC").

ACCOUNTING TREATMENT

In addition, the purchase price for Atlantic, WMC and Unity was allocated to the net assets based on their estimated fair values and the excess was recorded as goodwill and is being amortized over 33 to 39 years. The purchase price allocations for Atlantic and WMC have been completed on a preliminary basis, subject to adjustment should new or additional facts about the businesses become known. All of the above acquisitions have been accounted for under the purchase method of accounting; accordingly operating results have been included from the date of acquisition.

              RURAL CELLULAR CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998 AND 1997
                              (CONTINUED)

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




                                                              YEARS ENDED DECEMBER 31,
            (In thousands except for per share data)          1998              1997
                                                         ---------------   ---------------
             Total revenues............................      $122,198          $100,786
             Operating income..........................        12,125             8,958
             Net loss..................................      $(25,151)         $(27,602)
                                                         ---------------   ---------------
                                                         ---------------   ---------------
          Basic and diluted net loss per share               $(2.82)           $(3.12)
                                                         ---------------   ---------------
                                                         ---------------   ---------------

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive earnings and its components in financial statements; however, the adoption of this Statement had no impact on the Company's net earnings or shareholders' equity. SFAS 130 requires minimum pension liability adjustments, unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive earnings. There were no material differences between net earnings and comprehensive earnings for any periods presented in the accompanying consolidated financial statements.

The Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" effective January 1, 1998. This new standard requires companies to disclose segment data based on how management makes decisions about allocating resources to segments and how it measures segment performance. SFAS 131 requires companies to disclose a measure of segment profit or loss (operating income, for example), segment assets and reconciliations to consolidated totals. It also requires entity-wide disclosures about a company's products and services, its major customers and the material countries in which it holds assets and reports revenues.

SFAS 133, "Accounting for Derivative Instruments and for Hedging Activities" was issued in July 1998. This standard establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. SFAS 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, and designate and assess the effectiveness of transactions that receive hedge accounting treatment. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, and cannot be applied retroactively. The Company has not yet quantified the impacts of adopting SFAS 133 on its financial statements; however, SFAS 133 could increase the volatility of reported earnings and other comprehensive income once adopted.

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities". SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The initial application of SOP 98-5 will be reported as the cumulative effect of a change in accounting principle. The Company intends to adopt SOP 98-5 effective January 1, 1999. The adoption of SOP 98-5 is not expected to have a material effect on the Company's financial position or results of operations.

              RURAL CELLULAR CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998 AND 1997
                              (CONTINUED)

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of RCC and its wholly-owned subsidiaries, RCC Atlantic, Inc., MRCC, Inc., RCC Paging, Inc., RCC Atlantic Long Distance, Inc., RCC Network, Inc. and its majority owned joint venture, Wireless Alliance, LLC ("Wireless Alliance"). All significant intercompany balances and transactions have been eliminated. Investments in unconsolidated affiliates represent investments in companies in which RCC has a 20% to 50% ownership interest and which are accounted for under the equity method.

REVENUE RECOGNITION

The Company earns revenue by providing cellular and paging services to customers of the Company and of other cellular carriers traveling (roaming) in the Company's service area and from sales and rentals of cellular and paging equipment and accessories. Service revenue consists of the base monthly service fee and airtime revenue. Base monthly service fees are billed one month in advance and are recognized in the month earned. Airtime revenue is recognized when service is provided. Roamer revenue consists of the fee charged to other cellular carriers' customers for roaming in the Company's service area as well as related airtime revenue for use of RCC's cellular network. Roamer revenue is recognized when the service is rendered. The Company recognizes other service revenues from equipment installations, equipment leases and connection fees when earned.

INCOME TAXES

The Company follows the liability method of accounting for income taxes, and deferred income taxes are based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities based on enacted tax laws.

NET INCOME (LOSS) PER COMMON SHARE

In 1997, the Company adopted SFAS Statement No. 128, "Earnings per Share". SFAS 128 replaced primary earnings per share ("EPS") with basic EPS. Basic EPS is computed by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted EPS is computed by including dilutive common stock equivalents with the basic weighted average shares outstanding. At the time of adoption, all prior year EPS was restated in accordance with SFAS No. 128.

INVENTORIES

Inventories consist of cellular telephone equipment, pagers and accessories and are stated at the lower of cost, determined using the specific identification method, or market.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Additions, improvements or major renewals are capitalized, while expenditures, that do not enhance or extend the asset's useful life, are charged to operating expenses as incurred. Depreciation is computed using the straight-line method based on the estimated useful life of the asset.

The components of property and equipment and the useful lives of the assets are as follows as of December 31:


  PROPERTY AND EQUIPMENT (IN THOUSANDS)           1998                 1997                USEFUL LIVES
  ------------------------------------------------------------------------------------------------------------
      Land                                        $    4,247         $   1,965                  N/A
      Building and towers                             43,947            23,836               15 Years
      Equipment                                      115,661            62,164              2-10 Years
      Furniture and fixtures                           9,620             6,604              3-10 Years
      Assets under construction                          777             7,225                  N/A
  ------------------------------------------------------------------------------------------------------------
                                                     174,252           101,794

      Less--accumulated depreciation                 (42,538)          (23,874)
  ------------------------------------------------------------------------------------------------------------
  ------------------------------------------------------------------------------------------------------------
   PROPERTY AND EQUIPMENT, NET                      $131,714          $ 77,920
  ------------------------------------------------------------------------------------------------------------
  ------------------------------------------------------------------------------------------------------------


The Company's network construction expenditures are recorded as assets under construction until the system or assets are placed in service, at which time the assets are transferred to the appropriate property and equipment category. As a component of assets under construction, the Company capitalizes salaries of the Company's engineering employees during the construction period for projects that extend beyond one year.


LICENSES AND OTHER INTANGIBLE ASSETS

Licenses consist of the cost of acquiring paging licenses, the value assigned to the Wireless Alliance Personal Communication Systems ("PCS") licenses, and the value assigned to cellular licenses acquired through the acquisitions of Unicel, Northern Maine, Atlantic Cellular, and WMC. Other intangibles, resulting primarily from the acquisitions of Unicel, Northern Maine, Atlantic and WMC, include the value assigned to subscriber lists and goodwill.

The components of licenses and other intangible assets are as follows as of December 31:


                        (In thousands)                 1998            1997        AMORTIZABLE LIVES
             ----------------------------------------------------------------------------------------
             LICENSES:
               Cellular                               $135,407         $31,891     33 - 39 Years
               PCS                                       9,629           9,629       40 Years
               Paging                                      275             275       30 Years
             OTHER INTANGIBLE ASSETS:
                Goodwill                               122,744          26,452     33 - 39 Years
                Subscriber lists                        49,725          14,591     10 - 33 Years
             ----------------------------------------------------------------------------------------
                                                       317,780          82,838
             Less-accumulated amortization              (8,108)         (1,490)
             ----------------------------------------------------------------------------------------
             LICENSES AND OTHER INTANGIBLE
               ASSETS, NET                            $309,672         $81,348
             ----------------------------------------------------------------------------------------
             ----------------------------------------------------------------------------------------

DEFERRED DEBT ISSUANCE COSTS

Deferred debt issuance costs relate to the Credit Facility, the Senior Subordinated Notes and the Exchangeable Preferred Stock (see Notes 4 and 6). These costs are being amortized over the respective instruments' terms.

OTHER ASSETS

Other assets primarily consist of costs related to spectrum relocation, restricted investments, and investments in unconsolidated affiliates. Investments in unconsolidated affiliates are accounted for using the equity method and represent the Company's ownership interests in Cellular 2000, Inc. Cellular 2000, Inc. is an entity organized to own the trade name and related trademark for Cellular 2000. Restricted investments represent the Company's investments in stock of the St. Paul Bank for Cooperatives and are stated at cost, which approximates fair value. The restricted investments were purchased pursuant to the terms of a loan agreement and are restricted as to withdrawal.

BUSINESS AND CREDIT CONCENTRATIONS

The Company's cellular customers are geographically located in the northern half of Minnesota, eastern North Dakota, western and central Maine, Vermont, New Hampshire, northeastern New York, and north central Massachusetts. No single customer accounted for a significant amount of revenues or accounts receivable.

LONG-LIVED ASSETS

The Company periodically evaluates the value of all long-lived assets to determine if events have occurred that indicate the remaining estimated useful lives of these assets may warrant revision, or whether the remaining balance may not be recoverable. If asset recovery is in question, the Company uses an estimate of future net cash flows over the remaining useful lives of the long-lived assets to measure recoverability.

FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.

The carrying amounts and fair values of the Company's financial instruments at December 31, 1998 and 1997 are as follows


                                                   CARRYING AMOUNT              ESTIMATED FAIR VALUE
(In thousands)                                   1998            1997           1998            1997
----------------------------------------------------------------------------------------------------------
FINANCIAL ASSET
    Cash                                     $    2,062      $    1,995      $    2,062     $    1,995

FINANCIAL LIABILITIES
    $300 million credit facility                173,000               -         173,000              -
    $160 million credit facility                      -         128,000               -        128,000
    9 5/8 % Senior Subordinated Notes           125,000               -         131,250              -

OTHER FINANCIAL INSTRUMENTS
    $65 million Toronto Dominion Bank                 -               -          (1,701)             -
         interest rate swap agreement
    $65 million Bank Boston interest rate             -               -          (2,238)             -
         swap agreement
    $35 million PNC Bank interest rate                -               -            (819)             -
         swap agreement


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

RECLASSIFICATIONS

Certain 1997 and 1996 amounts in the accompanying consolidated financial statements have been reclassified to conform to the 1998 presentation. These reclassifications had no effect on consolidated net income or total shareholders' equity as previously reported.

4.  LONG-TERM DEBT:

The Company had the following long-term debt outstanding at:


                                                               DECEMBER 31,
                         (In thousands)                     1998          1997
              -----------------------------------------------------------------------
              $300 million credit facility                $173,000              -
              $160 million credit facility                       -        128,000
              Deferred gain on hedge agreement                 851              -
              9 5/8% Senior Subordinated Notes             125,000              -
                                                     --------------------------------
                  Long-term debt                          $298,851       $128,000
                                                     ================================


9 5/8 % SENIOR SUBORDINATED NOTES - On May 14, 1998, the Company issued $125 million principal amount of 9 5/8 % Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes"). Interest on the Senior Subordinated Notes began to accrue on May 14, 1998, and is payable semi-annually on May 15 and November 15 of each year, commencing on November 15, 1998. The Senior Subordinated Notes will mature on May 15, 2008, and are redeemable, in whole or in part, at the option of the Company, at any time on or after May 15, 2003. In addition, at any time prior to May 15, 2001, the Company may redeem up to 25% of the aggregate principal amount of Senior Subordinated Notes with the net cash proceeds of a qualified event at a price equal to 109.625% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption; provided that at least $90 million in aggregate principal amount of Senior Subordinated Notes remains outstanding immediately after such redemption. A qualified event is a public equity offering or one or more strategic equity investments which in either case results in aggregate net proceeds to the Company of not less than $50 million. Within 30 days after the occurrence of a change of control, the Company will be required to make an offer to purchase all outstanding Senior Subordinated Notes at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase. The Senior Subordinated Notes are unsecured senior subordinated obligations of the Company and will be subordinated in right of payment to future senior indebtedness (as defined in the Indenture related to the Senior Subordinated Notes) of the Company and effectively subordinated to all obligations of the Company's subsidiaries (including the guarantees by such subsidiaries of the Credit Facility described below).

$160 MILLION CREDIT FACILITY - On May 28, 1998, the Company repayed $140 million of the outstanding principal amount of its $160 million credit facility utilizing the proceeds from its issuance of Senior Subordinated Notes and $125 million in 11 3/8% Exchangeable Preferred Stock ("Exchangeable Preferred Stock"). Accordingly, the Company recognized an extraordinary loss of approximately $1 million related to the early retirement of debt, representing the unamortized debt issuance costs.

$300 MILLION CREDIT FACILITY - On July 1, 1998, the Company entered into a new revolving Credit Facility for $300 million with a syndicate of banks (the "Credit Facility"), which replaced the $160 million credit facility. At the Company's discretion, advances under the Credit Facility bear interest at the London Interbank Offering Rate ("LIBOR") plus an applicable margin (1.75% as of December 31, 1998) and will be based on the Company's ratio of indebtedness to annualized operating cash flow as of the end of the most recently completed fiscal quarter. As of December 31, 1998, the effective rate of interest on the Credit Facility, excluding the impact of the hedge agreements, was 7.07%. A commitment fee of 0.375% on the unused portion of the Credit Facility is payable quarterly. Borrowings under the Credit Facility are secured by a pledge of all the assets of the Company excluding its ownership in the stock of Cellular 2000, Inc. Mandatory commitment reductions will be required upon any material sale of assets. The Credit Facility is subject to various covenants including the ratio of indebtedness to annualized operating cash flow and the ratio of annualized operating cash flow to interest expense. As of December 31, 1998, the Company was in compliance with all covenants under the Credit Facility.

The Credit Facility is to be reduced in equal quarterly amounts as follows:


                                                 (In thousands)
                          -------------------------------------
                                  YEAR              AMOUNT
                          -------------------------------------
                                  1999             $       0
                                  2000                     0
                                  2001                 9,731
                                  2002                16,219
                                  2003                23,787
                               Thereafter            123,263
                          -------------------------------------
                                          Total    $ 173,000
                          -------------------------------------


5. FINANCIAL INSTRUMENTS:

As required by the Credit Facility, the Company maintains interest rate swaps on at least 50% of the principal amount of the loans outstanding such that the weighted average term of all interest rate protection is not less than three years at all dates of determination, and as otherwise provided in the Credit Facility. Under the interest rate swap agreements, the Company will pay the difference between LIBOR and the fixed swap rate if the LIBOR exceeds the swap rate. Income and expense associated with swap transactions are accrued over the periods prescribed by the contracts. As of December 31, 1998, the Company is party to three interest rate swaps expiring August 6, 2003, with a total outstanding notional amount of $165 million and a fair market value of $(4.8) million.

In anticipation of the offering of the Senior Subordinated Notes and Exchangeable Preferred Stock, the Company also entered into a $150 million hedge agreement. On May 12, 1998, the Company settled the hedge agreement, resulting in a gain of approximately $1.0 million. This gain is being accreted as a reduction of interest expense over the lives of the underlying debt instruments.

6. EXCHANGEABLE PREFERRED STOCK:

On May 14, 1998, the Company completed the placement of 125,000 shares of 11 3/8% Exchangeable Preferred Stock with a liquidation preference of $1,000 per share. The Exchangeable Preferred Stock is senior to all classes of junior preferred stock and common stock of the Company with respect to dividend rights and rights on liquidation, winding-up and dissolution of the Company. The Exchangeable Preferred Stock is non-voting, except as otherwise required by law and as provided in the Certificate of Designation. Dividends on the Exchangeable Preferred Stock are cumulative, accrue at 11 3/8% per annum from May 14, 1998, are payable quarterly, and may be paid, at the Company's option, on any dividend payment date occurring on or before May 15, 2003, either in cash or by the issuance of additional shares of Exchangeable Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. Thereafter, all dividends will be payable in cash only. As of December 31, 1998, the Company has accrued $1.9 million in preferred stock dividends which were distributed on February 15, 1999.

7.  SHAREHOLDERS' EQUITY:

AUTHORIZED SHARES

The Company's Restated Articles of Incorporation authorize the issuance of 30,000,000 shares of $.01 par value stock. Of such authorized shares, 9,550,000 have not been designated as to class as of December 31, 1998.

INITIAL PUBLIC OFFERING

During 1996, the Company completed an initial public offering (the "Offering") of 3,450,000 shares of Class A common stock, of which 2,869,863 shares were sold by the Company and 580,137 previously issued shares were sold by certain shareholders. The net proceeds to the Company of approximately $26.0 million were used to repay long-term debt and to provide capital for future expansion. In connection with the Offering, the exercise price of 150,600 employee stock options was fixed at $10.00 per share, the price at which the stock was sold to the public in the Offering.

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

STOCK COMPENSATION PLANS

The stock compensation plan (the "Plan") for employees authorizes the issuance of up to 1,400,000 shares of Class A common stock in the form of stock options, stock appreciation rights or other stock-based awards. The Plan provides that the exercise price of any option shall not be less than 85% of the fair market value of the Class A common stock as of the date of the grant (100% in the case of incentive stock options). Options and other awards granted under the Plan shall vest and become exercisable as determined by the Board of Directors or a stock option committee.

The stock option plan for nonemployee directors authorizes the issuance of up to 210,000 shares of Class A common stock. The plan provides that the option price shall not be less than the fair market value of the Class A common stock outstanding on the date of grant. The options vest and become exercisable over one to three years and expire between four and six years from the date of grant.

Options outstanding as of December 31, 1998 have exercise prices ranging between $8.75 and $16.81. Information related to stock options is as follows:


                                     1998                          1997                              1996
                           --------------------------  -----------------------------  ---------------------------
                                            Weighted                                                  Weighted
                                            Average                    Weighted                       Average
                                            Exercise                    Average                       Exercise
                             Shares          Price      Shares      Exercise Price      Shares         Price
                           --------------------------  -----------------------------  ---------------------------
OPTIONS
Outstanding, beginning
of period                     735,200        $  9.47    459,700         $  9.99               -         $    -
    Granted                   291,250          14.66    319,750            9.09         549,700           10.32
    Exercised                (123,750)          9.78          -              -                -              -
    Canceled                  (30,000)          9.13    (44,250)           8.75         (90,000)          12.00
                           --------------------------  -----------------------------  ---------------------------
Outstanding, end of
period                        872,700          11.17    735,200            9.47         459,700            9.99
                           --------------------------  -----------------------------  ---------------------------
                           --------------------------  -----------------------------  ---------------------------
Exercisable, end of
period                        264,590        $ 10.06    161,895         $  9.92          55,200         $  9.92
                           --------------------------  -----------------------------  ---------------------------
                           --------------------------  -----------------------------  ---------------------------
Weighted average fair
value of options granted                     $ 10.94                    $  6.40                         $  5.60
                           --------------------------  -----------------------------  ---------------------------
                           --------------------------  -----------------------------  ---------------------------


The Company accounts for stock options under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the Company's plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's results of operations and net loss per share would have been reduced to the following pro forma amounts:


                                                             YEARS ENDED DECEMBER 31,
           (in thousands except for per share data)      1998         1997         1996
                                                      ----------  ------------  -----------
           Net loss:
               As reported                            $(15,714)      $(1,266)       $3,477
               Pro forma                               (16,790)       (1,890)        3,215
           Basic and diluted net loss per share:
               As reported                            $  (1.76)      $  (.14)       $  .41
               Pro forma                                 (1.88)         (.21)          .38


The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998 and 1997: expected volatility of 50.50 and 51.61%, respectively; risk-free interest rates of 5.6%; and no expected dividend yield. The per share weighted average fair value of options granted in 1998 and 1997 was $10.04 per share and $6.40 per share, respectively.

8.  INCOME TAXES:

The components of the Company's income tax provisions are as follows (in thousands):


                                                            YEARS ENDED DECEMBER 31,
                                                  -------------------------------------------
                                                   1998               1997            1996
                                                  -----------  ------------------  ----------
         Current:
              Federal...............              $    -           $     -               $106
              State.................                   -                 -                 94
                                                  -----------  ------------------  ----------
                                                       -                 -                200
         Deferred...................                   -                 -                  -
                                                  -----------  ------------------  ----------
                                                  $    -           $     -               $200
                                                  -----------  ------------------  ----------
                                                  -----------  ------------------  ----------


Reconciliation between the federal income tax rate and the effective income tax rate is as follows:

                                                                       YEARS ENDED DECEMBER 31,
                                                                --------------------------------------
                                                                  1998           1997          1996
                                                                -----------  -------------  ----------
Federal income tax rate................................             -%             -%            34.0%
Tax benefit of loss carryforwards......................             -              -            (29.8)
Penalties and fines....................................             -              -                -
State income taxes, net of federal tax benefit.........             -              -              1.2
Other, net.............................................             -              -                -
                                                                -----------  -------------  ----------
                                                                    -%             -%             5.4%
                                                                -----------  -------------  ----------
                                                                -----------  -------------  ----------

The income tax effect of the items that create deferred income tax assets and liabilities are as follows (amounts in thousands):

                                                          DECEMBER 31,
                                                    -------------------------
                                                      1998           1997
                                                    --------     ------------
Deferred income tax assets:
   Operating loss carryforwards.................    $ 14,383     $      4,488
   Tax credit carryforwards.....................         485                -
   Temporary differences:
     Allowance for doubtful accounts............         616              450
     Other......................................       1,745              302
   Valuation allowance..........................      (7,781)            (400)
                                                    --------     ------------
     Total deferred income tax assets...........       9,448            4,840
Deferred income tax liabilities:
   Depreciation.................................      (6,225)          (3,971)
   Intangible assets............................      (3,223)            (724)
   Other........................................           -             (145)
                                                    --------     ------------
     Net deferred income tax asset..............    $      -     $          -
                                                    --------     ------------
                                                    --------     ------------

A valuation allowance was established in 1997 for net deferred income tax assets not expected to be offset by deferred income tax liabilities due to the uncertainty of the realization of future tax benefits.

As of December 31, 1998, the Company had tax operating loss carryforwards of approximately $36 million available to offset future income tax liabilities. These carryforwards expire in the years 2006 through 2018. The Tax Reform Act of 1986 contains provisions that may limit the availability and timing of usage of net operating loss carryforwards in the event of certain changes in the ownership of the Company's common stock.

9.  COMMITMENTS AND CONTINGENCIES:

CAPITAL EXPENDITURE COMMITMENTS

The Company had capital expenditure purchase commitments outstanding of approximately $7 million as of December 31, 1998.

EMPLOYMENT AGREEMENTS

The Company has employment agreements with executive officers with terms ranging from two to three years. These agreements provide for payment of amounts up to three times their annual compensation if there is a termination of their employment as a result of change in control of the Company, as defined in the agreements. The maximum contingent liability under these agreements was $1.7 million at December 31, 1998.

LEGAL AND REGULATORY MATTERS

The Company is subject to various legal and regulatory matters arising in the normal course of business. Management does not believe any of these matters will have a significant effect on the Company and, accordingly, no provision for any liability that may result from these matters has been made.

LEASES (IN THOUSANDS)

The Company leases office space and real estate under noncancelable operating leases. Future minimum payments under these leases as of December 31, 1998 are as follows:


                   Year                Amount
           -----------------------------------
           1999..............          $ 2,275
           2000..............            1,963
           2001..............            1,525
           2002..............            1,155
           2003..............              806
           Thereafter........              389
                                       -------
              Total..........          $ 8,113
                                       -------
                                       -------


Under the terms of the lease agreements, the Company also is responsible for certain operating expenses and taxes. Total rent expense of $2,300, $839 and $379 was charged to operations for the years ended December 31, 1998, 1997 and 1996.

10.  RELATED-PARTY TRANSACTIONS (IN THOUSANDS):

AFFILIATE AGREEMENT

The Company pays Switch 2000, Inc. for cellular switching and interconnection services. The rates of reimbursement are negotiated by the parties to the agreement and are similar to rates charged by other service providers. Amounts billed by Switch 2000, Inc. to the Company totaled $710, $3,230 and $4,824 for the years ended December 31, 1998, 1997 and 1996 respectively. In September 1998, the Company sold its interest in Switch 2000.

ROAMING AGREEMENT

The Company has a roaming agreement with a partnership that is affiliated with a beneficial owner of greater than 10% of the Company's common stock. Roaming charges are passed through to the customer. The rates of reimbursement are negotiated by the parties to the agreement and reflect rates charged by other service providers. Net payments by the Company to the partnership were $47, $167 and $331 for the years ended December 31, 1998, 1997 and 1996, respectively.

11.  DEFINED CONTRIBUTION PLAN (IN THOUSANDS):

The Company has a defined contribution savings and profit-sharing plan for employees who meet certain age and service requirements. Under the savings portion of the plan, employees may elect to contribute a percentage of their salaries to the plan, with the Company contributing a matching percentage of the employees' contributions. Under the profit-sharing portion of the plan, the Company contributes a percentage of employees' salaries. Contributions charged to operations for the years ended December 31, 1998, 1997 and 1996 were $297, $162 and $74, respectively. The percentages the Company matches under the savings portion of the plan and contributes under the profit-sharing portion of the plan are determined annually by the Company's Board of Directors.

12.  SEGMENT INFORMATION:
The Company's consolidated financial statements consist of the business units RCC Cellular and Wireless Alliance. RCC Cellular includes cellular operations in Minnesota, Maine, Massachusetts, New Hampshire, New York and Vermont. Wireless Alliance, a joint venture that commenced cellular reselling operations in November 1996 and launched its first PCS networks in the second quarter of 1998, is 51%-owned by the Company and 49%-owned by APT Inc., an affiliate of Aerial Communications, Inc. Information about the Company's operations in its business units for the years ended December 31, 1998 and 1997 is as follows:


                                                                 YEARS ENDED DECEMBER 31,
                                                          ---------------------------------------
                    (In thousands)                             1998                  1997
                                                          ---------------------------------------
        STATEMENT OF OPERATIONS:
        Revenues
             RCC Cellular                                    $ 87,720              $ 47,591
             Wireless Alliance LLC                             12,369                 7,339
             Eliminating                                       (1,557)               (1,027)
                                                          ---------------------------------------
                      Total revenue                            98,532                53,903
                                                          ---------------------------------------
        Operating expenses
             RCC Cellular                                      71,853                39,531
             Wireless Alliance LLC                             20,237                13,564
             Eliminating                                       (1,557)               (1,027)
                                                          ---------------------------------------
                      Total operating expenses                 90,533                52,068
        Operating income (loss)
             RCC Cellular                                      15,867                 8,060
             Wireless Alliance LLC                             (7,868)               (6,225)
                                                          ---------------------------------------
                      Total operating income                    7,999                 1,835
                                                          ---------------------------------------
        Depreciation and amortization
             RCC Cellular                                      23,490                11,800
             Wireless Alliance LLC                              3,043                   658
                                                          ---------------------------------------
                       Total depreciation and                  26,533                12,458
                          amortization
        Interest expense
             RCC Cellular                                      19,208                 6,065
             Wireless Alliance LLC                              1,439                    65
             Eliminating                                       (1,587)                  (65)
                                                          ---------------------------------------
                       Total interest expense                  19,060                 6,065

        OTHER OPERATING DATA:
        EBITDA (*)
             RCC Cellular                                      39,357                19,860
             Wireless Alliance LLC                             (4,825)               (5,567)
                                                          ---------------------------------------
                        Total EBITDA                           34,532                14,293
        Capital expenditures
             RCC Cellular                                      29,563                26,127
             Wireless Alliance LLC                             13,300                 8,801
                                                          ---------------------------------------
                        Total capital expenditures             42,863                34,928

        BALANCE SHEET DATA:
        Property and equipment
             RCC Cellular                                     151,227                92,630
             Wireless Alliance LLC                             23,025                 9,164
                                                          ---------------------------------------
                        Total property and equipment          174,252               101,794

        Total assets
          RCC Cellular                                        480,251               175,612
          Wireless Alliance LLC                                34,870                24,273
          Eliminating                                         (30,597)              (18,297)
                                                          ---------------------------------------
                        Total assets                          480,524               181,588


        (*)EBITDA is the sum of earnings before interest, taxes, depreciation and amortization and is utilized as a performance measure within the cellular industry. EBITDA is not intended to be a performance measure that should be regarded as an alternative for other performance measures and should not be considered in isolation. EBITDA is not a measurement of financial performance under generally accepted accounting principles and does not reflect all expenses of doing business (e.g., interest expense, depreciation). Accordingly, EBITDA should not be considered as having greater significance than or as an alternative to net income or operating income as an indicator of operating performance or to cash flows as a measure of liquidity.

                 RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 AND 1997
                                (CONTINUED)

13.  SUPPLEMENTAL CASH FLOW INFORMATION:

                                                                       YEARS ENDED DECEMBER 31,
                                                                -------------------------------------------
                      (IN THOUSANDS)                              1998           1997              1996
                                                                ---------      ----------       ------------
Cash paid for:
   Interest............................................           $16,273           $4,630            $  564
   Income taxes........................................                 -               64               805


Non-cash investing and financing activity:
   Preferred stock dividends paid in kind..............             7,201                -                 -
   Contribution by an affiliate of Aerial Communications,
     Inc. of PCS licenses..............................                 -           $3,175            $6,453

14. EVENTS SUBSEQUENT TO DECEMBER 31, 1998:

Effective February 1, 1999, the Company acquired RGI, Inc. d/b/a Glacial Lakes Cellular 2000 ("Glacial") for approximately $11.9 million. Operating under the name Cellular 2000-Registered Trademark-, Glacial provides cellular service to northeastern South Dakota (RSA 4), which includes eight counties and is adjacent to RCC's existing cellular operation in northern and central Minnesota. Glacial's service area encompasses 69,000 POPs and the operation serves more than 7,000 customers.

On February 2, 1999, the Company entered into two Swap transactions with TD Bank Financial Group, which together, effectively lower the interest on the Senior Subordinated Notes from 9.625% to 8.535% through May 2003. During the period of June 2003 through May 2008, the Company will pay the difference between LIBOR and the fixed swap rate if the swap rate exceeds LIBOR, and the Company will receive the difference between LIBOR and the fixed swap rate if LIBOR exceeds the swap rate. Settlement occurs on the quarterly reset dates specified by the terms of the contracts. The notional principal amount of the interest rates swaps outstanding was $125 million at February 2, 1999.

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Rural Cellular Corporation:

         We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Rural Cellular Corporation's Form 10-K and have issued our report thereon dated February 5, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index of consolidated financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                            ARTHUR ANDERSEN LLP


Minneapolis, Minnesota,
February 5, 1999

                  RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS:

                                                                           YEARS ENDED DECEMBER 31,
                                                            ------------------------------------------------------
                      (IN THOUSANDS)                            1998                 1997                1996
                                                            --------------        ------------        ------------
Balance, at beginning of year..........................            $1,146             $   308                $163
    Additions charged to income........................             2,843               1,511                 602
    Write-offs, net of recoveries......................            (2,434)               (673)               (457)
                                                            --------------        ------------        ------------
Balance, at end of year................................            $1,555              $1,146                $308
                                                            ==============        ============        ============

                               EXHIBIT INDEX

---------------------------------------------------------------------------------------------------------------------
    Number                                             Description                                            Page
---------------------------------------------------------------------------------------------------------------------
     1.1        Purchase Agreement dated as of May 7, 1998 by and among the Company and TD Securities          [i]
                (USA) Inc., NationsBanc Montgomery Securities LLC, and BancBoston Inc. (the Initial
                Purchasers)
     2.1        Asset Purchase Agreement among Atlantic Cellular Company, L.P., Atlantic Cellular/New         [ii]
                Hampshire RSA Number One Limited Partnership and RCC Atlantic Inc., Rural Cellular
                Corporation as of February 13, 1998
     2.2        Stock Purchase Agreement among the shareholders of RGI Group, Inc. and the Company as of    [viii]
                February 1, 1999
     3.1        Articles of Incorporation, as amended and restated to date                                   [iii]
     3.2        Bylaws, as amended and restated to date                                                     [viii]
     4.1        Indenture dated May 14, 1998 between the Registrant, as Issuer, and Norwest Bank               [i]
                Minnesota, N.A., as Trustee, with respect to the 9 5/8% Senior Subordinated Notes Due 2008
     4.2        Form of the 9 5/8% Senior Subordinated Notes Due 2008 (included as an exhibit to the           [i]
                Indenture, filed herewith as Exhibit 4.1)
     4.3        Notes Exchange and Registration Rights Agreement dated as of May 14, 1998 by and among         [i]
                the Registrant and the Initial Purchasers
     4.4        Certificate of Designation of 11 3/8% Senior Exchangeable Preferred Stock                      [i]
     4.5        Preferred Stock Exchange and Registration Rights Agreement dated as of May 14, 1998 by         [i]
                and among the Registrant and the Initial Purchasers
    10.1 (a)    Loan Agreement dated May 1, 1997 (the "Loan Agreement") among the Registrant and The Toronto
                Dominion Bank, Bank Boston, N.A., St. Paul Bank for Cooperatives, CoBank, Fleet National
                Bank, First National Bank of Maryland, Societe Generale, New York Branch, and Merita Bank
                Ltd New York Branch (the "Banks"), BankBoston, N.A. and St. Paul Bank for Cooperatives (the
                "Co-Agents"), and Toronto Dominion (Texas), Inc. (the "Administrative Agent")                 [iv]
    10.1 (b)    Amendment to the Loan Agreement dated August 4, 1997                                           [i]
    10.1 (c)    Amendment to the Loan Agreement dated December 30, 1997                                        [v]
    10.1 (d)    Amendment to the Loan Agreement dated April 17, 1998                                           [i]
    10.1 (e)    Amendment to the Loan Agreement dated April 24, 1998                                           [i]
    10.2 (a)    Amended and Restated Loan Agreement among the Registrant, as borrower, the financial          [vi]
                institutions whose names appear as lenders on the signature pages thereof, TD Securities (USA), Inc., as arranging agent for the lenders, and Toronto Dominion (Texas), Inc., as
                administrative agent for the lenders, dated as of July 1, 1998
    10.2 (b)    Exhibit A-Form of Amended and Restated Borrower's Pledge Agreement                            [vi]
    10.2 (c)    Exhibit E-Form of Revolving Loan Note                                                         [vi]
    10.2 (d)    Exhibit F-Form of Amended and Restated Security Agreement                                     [vi]
    10.2 (e)    Exhibit G-Form of Subsidiary Guaranty                                                         [vi]
    10.2 (f)    Exhibit H-Form of Subsidiary Pledge Agreement                                                 [vi]
    10.2 (g)    Exhibit I-Form of Subsidiary Security Agreement                                               [vi]
    10.2 (h)    Exhibit J-Form of Term Loan Note                                                              [vi]
    10.2 (i)    Exhibit K-Form of Incremental Facility Note                                                   [vi]
    10.2 (j)    Exhibit Q-Form of Assignment and Assumption Agreement                                         [vi]
    10.3 (a)    Trademark and Trade Name License Agreements between Cellular 2000, Inc. and:                 [iii]
                (i)     North Woods Cellular Partnership
                (ii)    Northern Lights Cellular Partnership
                (iii)   Great River Cellular Partnership
                (iv)    Cellular Five Partnership
                (v)     Heartland Cellular Partnership
    10.3 (b)    Assignment and Assumption Agreements by and between the Registrant and each partnership      [iii]
   *10.4        1995 Stock Compensation Plan, as amended to date                                               [i]
   *10.5        Stock Option Plan for Non-employee Directors, as amended to date                             [vii]
   *10.6        Employment Agreement with Richard P. Ekstrand effective January 22, 1999                    [viii]
   *10.7        Employment Agreement with Wesley E. Schultz effective January 22, 1999                      [viii]
   *10.8 (a)    Employment Agreement with Scott G. Donlea effective December 1, 1995                         [vii]
   *10.8 (b)    Amendment to Employment Agreement with Mr. Donlea effective December 18, 1996                [vii]
   *10.8 (c)    Amendment to Employment Agreement with Mr. Donlea effective December 18, 1997                  [v]
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
      21        Subsidiaries of Registrant                                                                  [viii]
      23        Consent of Arthur Andersen LLP                                                              [viii]

---------------------------------------------------------------------------------------------------------------------

*Indicates management contract or compensatory plan or agreement required to be filed as an exhibit to this Form.

[i] Filed as an exhibit to Registration Statement on Form S-4 (SEC No. 333-57677), filed June 25, 1998, and incorporated herein by reference.
[ii]     Filed as an exhibit to Report on Form 10-Q for the quarter ended
         March 31, 1998 and incorporated herein by reference.
[iii] Filed as an exhibit to Registration Statement on Form S-1 (Sec. No. 33-80189) filed December 8, 1995 and incorporated herein by reference.
[iv] Filed as an exhibit to Report on Form 8-K dated May 1, 1997 and incorporated herein by reference.
[v]      Filed as an exhibit to Report on Form 10-K for the year ended
         December 31, 1997 and incorporated herein by reference.
[vi] Filed as an exhibit to Report on Form 8-K dated July 1, 1998 and incorporated herein by reference.
[vii]    Filed as an exhibit to Report on Form 10-K for the year ended
         December 31, 1996 and incorporated herein by reference.
[viii]   Filed herewith.