Form 10-Q
period 1999-03-31
RURAL CELLULAR CORP
filed 1999-05-14
CIK 869561

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 1999.

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

     Number of shares of common stock outstanding as of the close of business on April 30, 1999:

                                CLASS A 7,822,137
                                CLASS B 1,198,557

                                TABLE OF CONTENTS


                                                                                           PAGE NUMBER
PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

           CONDENSED CONSOLIDATED BALANCE SHEETS-
           AS OF MARCH 31, 1999 AND DECEMBER 31, 1998............................................3

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS-
           THREE MONTHS ENDED MARCH 31, 1999 AND 1998............................................5

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-
           THREE MONTHS ENDED MARCH 31, 1999 AND 1998............................................6

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS..................................7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......................................12

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................19

PART II. - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.....................................................................21

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................................21

SIGNATURE PAGE.................................................................................22


PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                   RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                     ASSETS


                                                                              MARCH 31,      DECEMBER 31,
                                                                                1999            1998
                                                                            -----------     ------------
CURRENT ASSETS:

   Cash.............................................................        $     3,291     $    2,062
   Accounts receivable, less allowance of $818 and $1,555 ..........             13,257         13,796
   Inventories......................................................              1,664          2,321
   Other current assets.............................................                818            813
                                                                            -----------     ----------
     Total current assets...........................................             19,030         18,992
                                                                            -----------     ----------
PROPERTY AND EQUIPMENT, less accumulated depreciation of $48,720 and
     $42,538 .......................................................            132,518        131,714
                                                                            -----------     ----------
LICENSES AND OTHER ASSETS:

   Licenses and other intangible assets, less accumulated amortization
     of $10,960 and $8,108..........................................            317,837        309,672
   Deferred debt issuance costs, less accumulated amortization of $831
     and $509.......................................................             11,547         11,761
   Other assets.....................................................              8,045          8,385
                                                                            -----------     ----------
     Total licenses and other assets................................            337,429        329,818
                                                                            -----------     ----------
                                                                               $488,977       $480,524
                                                                            -----------     ----------
                                                                            -----------     ----------

                 The accompanying notes are an integral part of
                        these consolidated balance sheets.

                   RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                 MARCH 31,        December 31,
                                                                                   1999               1998
                                                                                ----------        ------------
CURRENT LIABILITIES:

   Accounts payable.................................................            $   8,943         $   16,524
   Advance billings and customer deposits...........................                3,320              3,229
   Accrued interest.................................................                6,482              3,508
   Dividends payable................................................                1,933              1,880
   Other accrued expenses...........................................                3,932              3,389
                                                                                ---------         ----------
     Total current liabilities......................................               24,610             28,530

LONG-TERM DEBT......................................................              313,828            298,851

     Total liabilities..............................................              338,438            327,381


MINORITY INTEREST...................................................                  330              1,663

EXCHANGEABLE PREFERRED STOCK........................................              135,942            132,201

SHAREHOLDERS' EQUITY:
   Class A common stock; $.01 par value; 15,000 shares authorized;                     78                 78
     7,822 and 7,780 shares issued and outstanding..................
   Class B common stock; $.01 par value; 5,000 shares authorized;                      12                 12
     1,199 and 1,203  shares issued and outstanding.................
   Additional paid-in capital.......................................               36,063             35,707
   Accumulated deficit..............................................              (21,886)           (16,518)
                                                                                ---------         ----------
     Total shareholders' equity.....................................               14,267             19,279
                                                                                ---------         ----------
                                                                                 $488,977          $ 480,524
                                                                                ---------         ----------
                                                                                ---------         ----------

              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                   RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED MARCH 31,
                                                       ----------------------------
                                                          1999              1998
                                                        --------          --------
REVENUES:

   Service ............................................  $23,642          $12,719
   Roamer .............................................    7,251            1,758
   Equipment ..........................................    1,272              320
                                                         -------          -------
     Total revenues....................................   32,165           14,797
                                                         -------          -------
OPERATING EXPENSES:

   Network costs.......................................    4,844            3,628
   Cost of equipment sales.............................    2,122              884
   Selling, general and administrative.................   11,753            6,590
   Depreciation and amortization.......................    9,726            4,219
                                                         -------          -------
     Total operating expenses..........................   28,445           15,321
                                                         -------          -------

OPERATING INCOME (LOSS)................................    3,720             (524)
                                                         -------          -------
OTHER INCOME (EXPENSE):

   Interest expense....................................   (6,718)          (2,410)
   Interest and dividend income........................      146              279
   Equity in losses of unconsolidated
     affiliates........................................       (1)            (149)
   Minority interest...................................    1,332              738
                                                         -------          -------
     Other expense, net................................   (5,241)          (1,542)
                                                         -------          -------
LOSS BEFORE INCOME TAX AND
     EXTRAORDINARY ITEM................................   (1,521)          (2,066)

INCOME TAX PROVISION...................................       34                -
                                                         -------          -------
NET LOSS BEFORE EXTRAORDINARY ITEM.....................   (1,555)          (2,066)
                                                         -------          -------
EXTRAORDINARY ITEM - EARLY EXTINGUISHMENT OF DEBT......        -                -
                                                         -------          -------
NET LOSS...............................................   (1,555)          (2,066)
PREFERRED STOCK DIVIDEND...............................   (3,813)               -
                                                         -------          -------
NET LOSS APPLICABLE TO COMMON SHARES...................  $(5,368)         $(2,066)
                                                         -------          -------
                                                         -------          -------
NET LOSS PER BASIC AND DILUTED / COMMON SHARE..........  $(0.60)           $(0.23)
                                                         -------          -------
                                                         -------          -------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING,
     BASIC AND DILUTED.................................    9,006            8,868
                                                         -------          -------
                                                         -------          -------


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                            THREE MONTHS ENDED MARCH 31,
                                                                            ----------------------------
                                                                             1999                 1998
                                                                            ------               -------
OPERATING ACTIVITIES:
   Net loss............................................                     $(1,555)            $(2,066)
   Adjustments to reconcile to net cash provided by operating activities
     Depreciation and amortization.....................                       9,726               4,219
     Equity in losses of unconsolidated  affiliates                               1                 157
     Change in minority interest.......................                      (1,332)               (738)
     Other.............................................                         211                (105)
     Change in other operating elements:
       Accounts receivable.............................                         434               1,117
       Inventories.....................................                         657                 271
       Other current assets............................                           2                 149
       Accounts payable................................                      (7,582)                122
       Advance billings and customer deposits..........                          83                  48
       Other accrued expenses..........................                       3,070                 261
                                                                            -------             -------
             Net cash provided by operating activities.                       3,715               3,435
                                                                            -------             -------
INVESTING ACTIVITIES:
   Purchase of property and equipment, net.............                      (5,694)             (8,969)
   Purchase of Glacial Lakes Cellular..................                     (11,140)                  -
   Other...............................................                        (900)               (299)
                                                                            -------             -------
             Net cash used in investing activities.....                     (17,734)             (9,268)
                                                                            -------             -------
FINANCING ACTIVITIES:
   Proceeds from exercise of stock options.............                         356                 193
   Proceeds from issuance of long-term debt............                      17,000               7,000
   Repayments of long-term debt........................                      (2,000)                  -
    Payment of debt issuance costs.....................                        (108)                (50)
                                                                            -------             -------
             Net cash provided by financing activities.                      15,248               7,143
                                                                            -------             -------
NET INCREASE IN CASH...................................                       1,229               1,310
CASH, at beginning of period...........................                       2,062               1,995
                                                                            -------             -------
CASH, at end of period.................................                      $3,291              $3,305
                                                                            -------             -------
                                                                            -------             -------


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   RURAL CELLULAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1)   BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements for the periods ended March 31, 1999 and 1998 have been prepared by Rural Cellular Corporation and subsidiaries (the "Company") without audit. In the opinion of management, normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 1998. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the operating results for the full fiscal year or for any other interim periods.

2)   ACQUISITIONS:

ATLANTIC CELLULAR COMPANY, L.P.

Effective July 1, 1998, the Company completed the acquisition of the Massachusetts, New Hampshire, New York, Vermont and cellular telephone licenses, operations and related assets of Atlantic Cellular Company L.P. and one of its subsidiaries ("Atlantic"), an independent provider of wireless communication services in the New England region for approximately $262.5 million. Under the terms of the agreement, the Company acquired a contiguous, multi-state service area of 21,000 square miles, encompassing approximately
1.1 million POPs. The cellular properties acquired from Atlantic include: (i) northwestern Massachusetts (RSA 1); (ii) western New Hampshire (RSA 1); (iii) the northeastern corner of New York (RSA 2); and (iv) the entire state of Vermont (RSA 1, RSA 2, and the Burlington MSA). In addition, the Company acquired Atlantic's long distance business. The Company operates its Atlantic operations through its wholly-owned subsidiary, RCC Atlantic, Inc. ("RCC Atlantic").

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

GLACIAL LAKES CELLULAR 2000

Effective February 1, 1999, the Company acquired RGI, Inc. d/b/a Glacial Lakes Cellular 2000 ("Glacial") for approximately $11.1 million. Operating under the name Cellular 2000-Registered Trademark-, Glacial provides cellular service to northeastern South Dakota (RSA 4), which includes eight counties and is adjacent to RCC's existing cellular operation in northern and central Minnesota. Glacial's service area encompasses 69,000 POPs and the operation serves more than 6,800 customers.

ACCOUNTING TREATMENT

The purchase price for Atlantic, WMC and Glacial was allocated to the net assets based on their estimated fair values and the excess was recorded as goodwill and is being amortized over 33 to 39 years. The purchase price allocations for Atlantic, WMC and Glacial have been completed on a preliminary basis, subject to adjustment should new or additional facts about the businesses become known. All of the above acquisitions have been accounted for under the purchase method of accounting; accordingly, operating results have been included from the date of acquisition.

The following unaudited pro forma information presents the consolidated results of operations as if the acquisitions of Atlantic, WMC and Glacial had occurred as of January 1, 1998. This summary is not necessarily indicative of what the results of operations of the Company and the acquired entities would have been if they had been a single entity during such period, nor does it purport to represent results of operations for any future periods.


                                                 (In thousands except for per share data)
                                                        THREE MONTHS ENDED MARCH 31,
                                                          1999               1998
                                                ----------------------------------------
        Total revenues........................           $32,518            $27,463
        Operating income......................             3,750              3,533
        Net loss..............................           $(5,440)           $(6,710)
                                                ----------------------------------------
                                                ----------------------------------------
     Basic and diluted net loss per share                 $(0.60)            $(0.76)
                                                ----------------------------------------
                                                ----------------------------------------


3)   LONG TERM DEBT:

The Company had the following long-term debt outstanding at:


                                                             (IN THOUSANDS)
                                                   MARCH 31, 1999   DECEMBER 31, 1998
           ----------------------------------------------------------------------------
           $300 million credit facility                $188,000          $173,000
           Deferred gain on hedge agreement                 828               851
           9 5/8% Senior Subordinated Notes             125,000           125,000
           ----------------------------------------------------------------------------
               Long-term debt                          $313,828          $298,851
           ----------------------------------------------------------------------------
           ----------------------------------------------------------------------------


9 5/8 % SENIOR SUBORDINATED NOTES - On May 14, 1998, the Company issued $125 million principal amount of 9 5/8 % Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes"). Interest on the Senior Subordinated Notes began to accrue on May 14, 1998, and is payable semi-annually on May 15 and November 15 of each year, commencing on November 15, 1998. The Senior Subordinated Notes will mature on May 15, 2008, and are redeemable, in whole or in part, at the option of the Company, at any time on or after May 15, 2003 at 104.813% of the principal amount declining annually to 100% of the principal amount on and after May 15, 2006. In addition, at any time prior to May 15, 2001, the Company may redeem up to 25% of the aggregate principal amount of Senior Subordinated Notes with the net cash proceeds of a "qualifying event" at a price equal to 109.625% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption; provided that at least $90 million in aggregate principal amount of Senior Subordinated Notes remains outstanding immediately after such redemption. A "qualifying event" is a public equity offering or one or more strategic equity investments which in either case results in aggregate net proceeds to the Company of not less than $50 million. Within 30 days after the occurrence of a change of control, the Company will be required to make an offer to purchase all outstanding Senior Subordinated Notes at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.
The Senior Subordinated Notes are unsecured senior subordinated obligations of the Company and will be subordinated in right of payment to future senior indebtedness (as defined in the Indenture related to the Senior Subordinated Notes) of the Company and effectively subordinated to all obligations of the Company's subsidiaries (including the guarantees by such subsidiaries of the Credit Facility described below).

$300 MILLION CREDIT FACILITY - On July 1, 1998, the Company entered into a new revolving Credit Facility for $300 million with a syndicate of banks (the "Credit Facility"), which replaced the $160 million credit facility. At the Company's discretion, advances under the Credit Facility bear interest at the London Interbank Offering Rate ("LIBOR") plus an applicable margin (1.50% as of March 31, 1999) and will be based on the Company's ratio of indebtedness to annualized operating cash flow as of the end of the most recently completed fiscal quarter. As of March 31, 1999, the effective rate of interest on the Credit

Facility, excluding the impact of the hedge agreements, was 6.47%. A commitment fee of 0.375% on the unused portion of the Credit Facility is payable quarterly. Borrowings under the Credit Facility are secured by a pledge of all the assets of the Company excluding its ownership in the stock of Cellular 2000, Inc. Mandatory commitment reductions will be required upon any material sale of assets. The Credit Facility is subject to various covenants including the ratio of indebtedness to annualized operating cash flow and the ratio of annualized operating cash flow to interest expense. As of March 31, 1999, the Company was in compliance with all covenants under the Credit Facility.

The Credit Facility is to be reduced in equal quarterly amounts as follows:


                                                  (In thousands)
                          -------------------------------------
                                  YEAR               AMOUNT
                          -------------------------------------
                                  1999             $       -
                                  2000                     -
                                  2001                14,100
                                  2002                18,800
                                  2003                28,200
                                  2004                37,600
                               Thereafter             89,300
                          -------------------------------------
                                        Total      $ 188,000
                          -------------------------------------


4)   FINANCIAL INSTRUMENTS:

As required by the Credit Facility, the Company maintains interest rate swaps on at least 50% of the principal amount of the loans outstanding such that the weighted average term of all interest rate protection is not less than three years at all dates of determination, and as otherwise provided in the Credit Facility. Under the interest rate swap agreements, the Company will pay the difference between LIBOR and the fixed swap rate if the LIBOR exceeds the swap rate. Income and expense associated with swap transactions are accrued over the periods prescribed by the contracts. As of March 31, 1999, the Company is party to three interest rate swaps expiring August 6, 2003, with a total outstanding notional amount of $165 million and a negative fair market value of $1.4 million.

On February 2, 1999, the Company entered into two swap transactions with TD Bank Financial Group, which, together, effectively lower the interest rate on the Senior Subordinated Notes from 9.625% to 8.535% through May 2003. During the period of June 2003 through May 2008, the Company will pay the difference between LIBOR and the fixed swap rate if the swap rate exceeds LIBOR, and the Company will receive the difference between LIBOR and the fixed swap rate if LIBOR exceeds the swap rate. Settlement occurs on the semi annual reset dates specified by the terms of the contracts. The notional principal amount of the interest rates swaps outstanding was $125 million at February 2, 1999. As of March 31, 1999, the positive fair market value of the swap transactions was $315,000.

In anticipation of the offering of the Senior Subordinated Notes and Exchangeable Preferred Stock, the Company also entered into a $150 million hedge agreement. On May 12, 1998, the Company settled the hedge agreement, resulting in a gain of approximately $1.0 million. This gain is being accreted as a reduction of interest expense over the lives of the underlying debt instruments.

5)   EXCHANGEABLE PREFERRED STOCK:

On May 14, 1998, the Company completed the placement of 125,000 shares of 11 3/8% Exchangeable Preferred Stock ("Exchangeable Preferred Stock") with a liquidation preference of $1,000 per share. The Exchangeable Preferred Stock is senior to all classes of junior preferred stock and common stock of the Company with respect to dividend rights and rights on liquidation, winding-up and dissolution of the Company. The Exchangeable Preferred Stock is non-voting, except as otherwise required by law and as provided in the Certificate of Designation. Dividends on the Exchangeable Preferred Stock are cumulative, accrue at 11 3/8% per annum from May 14, 1998, are payable quarterly, and may be paid, at the Company's option, on any dividend payment date occurring on or before May 15, 2003, either in cash or by the issuance of additional shares of Exchangeable Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. Thereafter, all dividends will be payable in cash only. As of March 31, 1999, the Company has accrued $1.9 million in preferred stock dividends for distribution on May 17, 1999.

6)   SUPPLEMENTAL DISCLOSURE OF CONDENSED CONSOLIDATED CASH FLOW INFORMATION:


                                                               (IN THOUSANDS)
                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                      ----------------------------------
                                                            1999               1998
                                                      -----------------    -------------
Cash paid during the period for interest                    $3,362            $2,372
Cash paid during the period for income taxes                   34                -


7)   SEGMENT INFORMATION:

The Company's consolidated financial statements consist of the business units RCC Cellular and Wireless Alliance. RCC Cellular includes cellular operations in Minnesota, Maine, Massachusetts, New Hampshire, New York and Vermont. Wireless Alliance, a joint venture that commenced cellular reselling operations in November 1996 and launched its first PCS networks in the second quarter of 1998, is 51%-owned by the Company and 49%-owned by APT Inc., an affiliate of Aerial Communications, Inc. Information about the Company's operations in its business units for the three months ended March 31, 1999 and 1998 is as follows:


                                                                  (IN THOUSANDS)
                                                            THREE MONTHS ENDED MARCH 31,
                                                            --------------------------
        STATEMENT OF OPERATIONS:                                 1999         1998
                                                            --------------------------
Revenues
     RCC Cellular.........................................      $30,091      $ 12,382
     Wireless Alliance LLC ...............................        2,214         2,745
     Eliminating .........................................         (140)         (330)
                                                               --------      --------
              Total revenue...............................       32,165        14,797
                                                               --------      --------
Operating expenses
     RCC Cellular.........................................       24,319        11,459
     Wireless Alliance LLC ...............................        4,266         4,192
     Eliminating .........................................         (140)         (330)
                                                               --------      --------
              Total operating expenses....................       28,445        15,321
Operating income (loss)
     RCC Cellular ........................................        5,772           923
     Wireless Alliance LLC................................       (2,052)       (1,447)
                                                               --------      --------
              Total operating income .....................        3,720          (524)
                                                               --------      --------
Depreciation and amortization
     RCC Cellular ........................................        8,450         3,849
     Wireless Alliance LLC ...............................        1,276           370
                                                               --------      --------
               Total depreciation and amortization .......        9,726         4,219
Interest expense
     RCC Cellular ........................................        6,718         2,553
     Wireless Alliance LLC ...............................          674            59
     Eliminating .........................................         (674)         (202)
                                                               --------      --------
               Total interest expense ....................        6,718         2,410

OTHER OPERATING DATA:

EBITDA (*)
  RCC Cellular............................................       14,222         4,772
  Wireless Alliance LLC ..................................         (776)       (1,077)
                                                               --------      --------
                Total EBITDA..............................       13,446         3,695
Capital expenditures
  RCC Cellular ...........................................        3,919         5,833
  Wireless Alliance LLC ..................................        1,775         3,137
                                                               --------      --------
                Total capital expenditures ...............        5,694         8,970


                                                               MARCH 31, 1999  DECEMBER 31, 1998
                                                               ---------------------------------
BALANCE SHEET DATA:

Property and equipment
  RCC Cellular ...........................................       157,353        151,227
  Wireless Alliance LLC ..................................        23,885         23,025
                                                               ---------      ---------
                Total property and equipment..............       181,238        174,252

Total assets
  RCC Cellular ...........................................       492,669        480,251
  Wireless Alliance LLC ..................................        34,909         34,870
  Eliminating ............................................       (38,601)       (30,597)
                                                                ---------      ---------
                Total assets .............................     $ 488,977      $ 480,524


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


                                         THREE MONTHS ENDED MARCH 31,
                                             1999         1998
                                         -----------------------------
REVENUES:

   Service ...........................        73.5%       86.0%
   Roamer ............................        22.5        11.9
   Equipment .........................         4.0         2.1
                                             -----       -----
     Total revenues ..................       100.0       100.0
                                             -----       -----
OPERATING EXPENSES:

   Network costs .....................        15.1        24.5
   Cost of equipment sales ...........         6.6         6.0
   Selling, general and administrative        36.5        44.5
   Depreciation and amortization .....        30.2        28.5
                                             -----       -----
     Total operating expenses ........        88.4       103.5
                                             -----       -----
OPERATING INCOME (LOSS) ..............        11.6        (3.5)
                                             -----       -----
OTHER INCOME (EXPENSE):

   Interest expense ..................       (20.9)      (16.3)
   Interest and dividend income ......         0.5         1.9
   Equity in losses of unconsolidated
     affiliates ......................        (0.0)       (1.0)
   Minority interest .................         4.1         5.0
                                             -----       -----
     Other expense, net ..............       (16.3)      (10.4)
                                             -----       -----
LOSS  BEFORE INCOME TAX AND
     EXTRAORDINARY ITEM ..............        (4.7)      (13.9)

INCOME TAX PROVISION .................         0.1        --
                                             -----       -----
NET LOSS BEFORE EXTRAORDINARY ITEM ...        (4.8)      (13.9)
                                             -----       -----
EXTRAORDINARY ITEM-EARLY
     EXTINGUISHMENT OF DEBT ..........        --          --
                                             -----       -----
NET  LOSS ............................        (4.8)      (13.9)
                                             -----       -----
PREFERRED STOCK DIVIDEND .............       (11.9)       --
                                             -----       -----
NET  LOSS APPLICABLE TO COMMON SHARES        (16.7)%     (13.9)%
                                             -----       -----
                                             -----       -----
EBITDA (5) ...........................        41.8%       25.0%
ADJUSTED EBITDA (5) ..................        47.3%       39.6%



     BALANCE SHEET DATA:                                         DECEMBER 31,
     (IN THOUSANDS)                            MARCH 31, 1999       1998
                                             -----------------  --------------
        Working capital (deficit)..........      $   (5,580)    $   (9,538)
        Net property and equipment.........         132,518        131,714
        Total assets.......................         488,977        480,524
        Total debt.........................         313,828        298,851
        Total shareholders' equity.........          14,267         19,279



     OTHER OPERATING DATA:                       THREE MONTHS ENDED MARCH 31,
                                                   1999               1998
                                            ----------------   ----------------
     Customers at period end:

       RCC Cellular                                199,935             86,850
       Wireless Alliance  - Cellular                 4,082             17,863
       Wireless Alliance  - PCS                      7,727                136
        Other                                       11,698              9,487
                                            ----------------   ----------------
             Total customers                       223,442            114,336

     Penetration: (1)
       RCC Cellular                                   8.3%               7.6%
       Wireless Alliance - PCS                        1.1%                n/a

     Retention: (2)
       RCC Cellular                                  98.3%              98.5%
       Wireless Alliance - PCS                       99.1%                n/a

     Average monthly revenue per
             customer: (3)
       RCC Cellular                                    $47                $46
       Wireless Alliance - PCS                         $51                n/a

     Acquisition cost per customer: (4)
       RCC Cellular                                   $382               $444
       Wireless Alliance - PCS                        $359                n/a

     Cell sites / Base stations:
       RCC Cellular                                    236                133
       Wireless Alliance - PCS                          57                n/a


-------------------------------------------------------------------------------
1. Represents the ratio of cellular customers at the end of the period to total POPs.

2. Determined for each period by dividing total cellular customers discontinuing service during such period by the average cellular customers for such period (customers at the beginning of the period plus customers at the end of the period, divided by two), dividing that result by the number of months in the period, and subtracting such result from one.

3. Determined for each period by dividing the sum of access, airtime, roaming, long distance, features, connection, disconnection, and other revenues for such period by average cellular customers for such period (customers at the beginning of the period plus customers at the end of the period, divided by two), and dividing that result by the number of months in such period.

4. Determined for each period by dividing selling and marketing expenses, costs of equipment sales, and depreciation of rental telephone equipment by the gross cellular customers added during such period.

5. EBITDA is the sum of earnings before interest, taxes, depreciation and amortization and is utilized as a performance measure within the cellular industry. EBITDA is not intended to be a performance measure that should be regarded as an alternative for other performance measures and should not be considered in isolation. EBITDA is not a measurement of financial performance under generally accepted accounting principles and does not reflect all expenses of doing business (e.g., interest expense, depreciation). Accordingly, EBITDA should not be considered as having greater significance than or as an alternative to net income or operating income as an indicator of operating performance or to cash flows as a measure of liquidity. Adjusted EBITDA represents EBITDA excluding Wireless Alliance's EBITDA.

The following chart summarizes the Company's existing wireless systems:


                                             PERCENTAGE                                      DATE OF
                                              OWNERSHIP    TOTAL POPS      NET POPS        ACQUISITION
-------------------------------------------- ------------ -------------- -------------- -------------------
RCC Cellular
  Midwest Cluster
      Minnesota RSA 1........................   100%      50,000         50,000          4/01/91
      Minnesota RSA 2........................   100%      64,000         64,000          4/01/91
      Minnesota RSA 3........................   100%      59,000         59,000          4/01/91
      South Dakota RSA 4.....................   100%      69,000         69,000           2/1/99
      Minnesota RSA 5........................   100%     206,000        206,000          4/01/91
      Minnesota RSA 6........................   100%     257,000        257,000          4/01/91
                                                      -------------- --------------
         Total Midwest POPs..................            705,000        705,000
                                                      -------------- --------------
  New England Cluster
   MRCC
     Maine, Bangor MSA.......................   100%     143,000        143,000           5/01/97
     Maine RSA 1.............................   100%      83,000         83,000           7/31/98
     Maine RSA 2.............................   100%     148,000        148,000           5/01/97
     Maine RSA 3.............................   100%     221,000        221,000           5/01/97
                                                      -------------- --------------
         Total MRCC POPs.....................            595,000        595,000
                                                      -------------- --------------
  Atlantic
     Massachusetts RSA 1.....................   100%      71,000         71,000          7/01/98
     New Hampshire  RSA 1....................   100%     223,000        223,000          7/01/98
     New York RSA 2..........................   100%     226,000        226,000          7/01/98
     Vermont, Burlington MSA.................   100%     148,000        148,000          7/01/98
     Vermont RSA 1...........................   100%     210,000        210,000          7/01/98
     Vermont RSA 2...........................   100%     232,000        232,000          7/01/98
                                                      -------------- -------------
         Total Atlantic POPs.................          1,110,000      1,110,000
                                                      -------------- -------------
         Total New England POPs..............          1,705,000      1,705,000
                                                      -------------- -------------
             Total RCC Cellular POPs.........          2,410,000      2,410,000
                                                      -------------- -------------
Wireless Alliance (PCS)
  Duluth, Minnesota/Superior, Wisconsin:
     Cook, Lake, St. Louis and Carlton
     (portion) Counties in Minnesota and
     Douglas County in Wisconsin.............    51%     270,000        138,000          4/10/97

  Fargo, North Dakota/Moorhead, Minnesota:
     Cass and Trail Counties in North
     Dakota and Clay County in Minnesota.....    51%     175,000         89,000          4/10/97

  Grand Forks, North Dakota:
     Grand Forks County in North Dakota
     and Polk County in Minnesota............    51%     102,000         52,000          4/10/97

  Sioux Falls, South Dakota:
     Minnehaha and Lincoln Counties in
     South Dakota............................    51%     161,000         82,000          9/30/97
                                                      -------------- --------------
         Total PCS POPs......................            708,000        361,000
                                                      -------------- --------------
              Total POPs.....................           3,118,000     2,771,000
                                                      -------------- --------------
                                                      -------------- --------------


               - Source: Updated for July 1, 1997 estimates, 1990
                    U. S. Census Bureau Official Statistics.

THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

REVENUES

Service revenues for the three months ended March 31, 1999 increased 85.9% to $23.6 million from $12.7 million in 1998. The revenue growth for the three months ended March 31, 1999 reflects 83,000 additional customers added through the Atlantic, WMC and Glacial acquisitions and increased penetration in existing markets. Contributing to the impact of the increase in customers for RCC Cellular and Wireless Alliance for the three months ended March 31, 1999, was an increase in average revenue per customer of 2.2% for RCC Cellular. The rate at which new RCC Cellular customers were added to existing markets for the three months ended March 31, 1999 increased to 3.2% in 1999 from 2.7% in 1998. Service revenues are expected to increase in the future primarily as a result of future acquisitions, further anticipated industry-wide growth in subscribers and expansion of the Company's coverage.

Roamer revenues for the three months ended March 31, 1999 increased 312.5% to $7.3 million from $1.8 million in 1998. Roamer revenues have increased due to the activation of additional cell sites and acquisitions of new service areas. Reflecting the Atlantic acquisition and its greater percentage of roamer revenue when compared to MRCC and the Company's original service areas in northern Minnesota ("RCC Midwest"), roamer revenues as a percentage of cellular revenues (excluding the impact of Wireless Alliance), for the three months ended March 31, 1999 increased to 24.3% from 16.9% in 1998. Wireless Alliance generated $75,000 in PCS roaming revenue during the three months ended March 31, 1999. The Company expects Wireless Alliance to generate moderate amounts of roamer revenues in subsequent quarters.

Equipment revenues for the three months ended March 31, 1999 increased 297.5% to $1.3 million from $320,000 in 1998. This growth was primarily due to an increase in customers acquired through the Atlantic acquisition that utilize a direct phone sales program as opposed to an equipment rental program currently popular in the Company's Midwest markets.

OPERATING EXPENSES

Network costs include switching and transport expenses and the expenses associated with the maintenance and operation of the Company's wireless network facilities, as well as charges from other service providers for resold minutes and services. Network cost for the three months ended March 31, 1999, increased 33.5% to $4.8 million from $3.6 million in 1998. The increase in network costs resulted primarily from expenses incurred by RCC Atlantic, which more than offset Wireless Alliance network cost reductions resulting from its scale back of its cellular reselling program. However, as a percentage of total revenues, network costs decreased to 15.1% in 1999 from 24.5% in 1998. Network costs for Wireless Alliance decreased to $1.3 million in the three months ended March 31, 1999 as compared to $2.1 million in the comparable period of 1998. The Company expects consolidated network costs to continue to decline as a percentage of revenues as revenues continue to outpace the fixed components of network costs.

Cost of equipment sales for the three months ended March 31, 1999 increased 140.0% to $2.1 million from $884,000 in 1998. This growth was primarily due to the cost of phones sold to Atlantic customers which utilize a direct phone sales program as opposed to an equipment rental program currently popular in the Company's Midwest markets.

Selling, general, and administrative ("SG&A") expenses include salaries, benefits, and operating expenses such as marketing, commissions, customer support, accounting, administration, and billing. SG&A expenses for the three months ended March 31, 1999 increased 78.3% to $11.8 million from $6.6 million in the comparable period of 1998. The increase in SG&A resulted primarily from additional costs related to RCC Atlantic. As a percentage of total revenues for the three months ended March 31, 1999 and 1998, respectively, SG&A decreased to 36.5% from 44.5%. Due to the relatively fixed nature of SG&A spending and the seasonality of the Company's revenue stream, the Company expects SG&A as a percentage of total revenues to be higher in both the first and fourth quarters of its fiscal year.

Depreciation and amortization expense for the three months ended March 31, 1999 increased 130.5% to $9.7 million from $4.2 million in the comparable period of 1998. The increase reflects the depreciable assets acquired as part of the Atlantic acquisition, the Company's continued construction and acquisition efforts and its investments in network facilities, including the Company's launch of PCS services through Wireless Alliance, and rental equipment.

OTHER INCOME (EXPENSE)

Interest expense for the period ended March 31, 1999 increased 178.8% to $6.7 million from $2.4 million in 1998. The increase in interest expense was a result of higher average borrowings under the Credit Facility, interest related to the 9 5/8% Senior Subordinated Notes ("Senior Subordinated Notes") used to finance the acquisitions of Atlantic and WMC, the continued build out of additional cell sites and other growth initiatives. Other income also includes a 80.5% increase in the minority partner's absorption of Wireless Alliance losses to $1.3 million for the period ended March 31, 1999 as compared to $738,000 in 1998.

SEASONALITY

The Company experiences seasonal fluctuations in revenues and operating income (loss). Somewhat offset by the New England acquisitions which have better roaming revenues year around, the Company's average monthly roamer revenue per cellular customer increases during the second and third calendar quarters. This increase reflects greater usage by the Company's roamer customers who travel in the Company's cellular service area for weekend and vacation recreation or work in seasonal industries, such as agriculture and construction. Because the Company's cellular service area includes many seasonal recreational areas, the Company expects that roamer revenues will continue to fluctuate seasonally more than service revenues

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary liquidity requirements are for working capital, capital expenditures, debt service, acquisitions, and customer growth. These requirements have been met through cash flow from operations and borrowings under the Company's Credit Facility. As of March 31, 1999, the Company had $188 million outstanding under its $300 million Credit Facility. Under the Credit Facility, amounts may be borrowed or repaid at any time through maturity provided that, at no time, the aggregate outstanding borrowings exceed the total of the Credit Facility. The Company believes that it will have adequate capital resources to satisfy all its liquidity requirements for at least the next twelve months.

Net cash provided by operating activities was $3.7 million for the three months ended March 31, 1999. Adjustments to the $1.6 million net loss to reconcile to net cash used in operating activities included $9.7 million in depreciation and amortization and a $7.6 million decrease in accounts payable.

Net cash used in investing activities for the three months ended March 31, 1999 was $17.7 million. The principal uses of cash included the Company's $11.1 million acquisition of Glacial and purchases of property and equipment of $5.7 million, of which $1.8 million was attributable to Wireless Alliance capital expenditures. These purchases reflect the continued expansion of existing coverage in RCC Cellular and the continued upgrading of existing cell sites and switching equipment. Capital expenditures (including $3.9 million for Wireless Alliance) are expected to be approximately $24.8 million in the remaining quarters of 1999. Capital expenditures and debt service are expected to be funded through internally generated cash flow and, if necessary, borrowings under the Credit Facility.

Net cash provided by financing activities was $15.2 million for the three months ended March 31,1999. Financing activities for such period consisted primarily of additional borrowing through the Credit Facility, which was used towards the purchase of Glacial.

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

YEAR 2000 READINESS

GENERAL

Issues regarding Year 2000 readiness exist because many computer systems and applications currently in use employ two-digit fields to designate a year. As a result, date sensitive systems may recognize the year 2000 as 1900 or not at all. This inability to recognize or properly treat the Year 2000 may result in system failures or miscalculations causing disruptions of operations, including, among other things, an inability to process transactions, send invoices, or engage in normal business activities. Hence, the computerized systems used by the Company must be reviewed, evaluated and if and where necessary, modified or replaced to ensure that all business and operational systems are Year 2000 ("Y2K") compliant.

STATE OF READINESS

The Company has formed a Y2K Project Team, representing all business units, and staffed with subject matter experts to address Y2K readiness matters. The Y2K Project Team's plan is made up of six phases: inventory, assessment, remediation, test and acceptance, implementation, and contingency planning.

Major areas being addressed by the Y2K project team include:

-    the cellular network

- interconnectivity between RCC's cellular service with local and long distance telecommunications networks

- clearinghouse arrangements to allow verification and billing of roaming traffic

- the Company's wide area and local area computer networks and internal communications systems

-    Company server hardware, software and desktop systems

-    billing software and related elements

-    financial and operational reporting systems

-    information integration systems

- critical suppliers, including financial institutions, payroll/benefits processing, credit bureaus, benefit plans, building systems, and office systems

With respect to internal matters, the project team has completed the inventory of all computer hardware, software, and computer based systems. The Company has distributed inquiries and requests for Y2K readiness certification to all known system vendors. Although the Company continues to process vendor responses and declarations of Y2K readiness, it has been determined that critical areas with non-Y2K compliant software and hardware include switching and billing systems.

RISKS RELATING TO Y2K COMPLIANCE MATTERS

The failure of the Company to upgrade its billing and switching systems to be Y2K ready may result in the Company being unable to continue operations. Accordingly, the Company has identified the issues regarding Y2K compliance in its billing systems and is now working to resolve them. The Company has also upgraded the MTSO software for two of its three switches and has plans to upgrade the third switch software in the second quarter of 1999.

The Company anticipates having mission critical software and hardware remedied and Y2K ready by September 1999 and will conduct system testing throughout the third and fourth quarters of 1999.

Although the Company believes that these efforts should result in a cellular network that will continue to function without material service affecting outages due to Y2K problems, some network equipment suppliers have been unwilling or unable to give unqualified warranties that network equipment is Y2K compliant. Service affecting outages, if prolonged and widespread, will materially affect the Company's revenues.

The terms and conditions under which the Company provides cellular and paging services to its customers contain provisions that limit the Company's liability in the event that there is a service failure. The terms and conditions provide that the Company is not liable for any consequential or incidental damages to its customers. They further provide that no credit will be given for service outages of less than 24 hours in duration. In addition, they limit damages for failure to provide service to a credit for the pro rated number of days that service was unavailable. Service affecting outages have occurred in limited geographic areas in the past and the Company has not been found liable to any person for damages in excess of the limitations imposed by the terms and conditions of service. The Company believes it is unlikely that an outage occasioned by a failure attributable to a Y2K readiness would lead to a different result. The Company has adopted a policy of not giving any warranties to customers regarding Y2K readiness. The Company, at this time, does not anticipate that any litigation involving the Company would arise as a result of Y2K readiness issues.

ESTIMATED Y2K COMPLIANCE COSTS

During 1998, the Company did not incur material costs related to bringing systems into Y2K compliance. For 1999, the Company has budgeted approximately $2.0 million to cover costs associated with Y2K assessments, modifications, and associated upgrades of which $900,000 has been spent towards upgrades on switching equipment.

THIRD PARTY PROVIDERS

The potential impact of the Y2K problem will also depend on the way in which the Y2K issue is addressed by customers, vendors, service providers, utilities, governmental agencies and other entities with which the Company does business. The Company is communicating with these parties to learn how they are addressing the Y2K issue and to evaluate any likely impact on the Company. The Company has requested commitment dates from the various parties as to their Y2K readiness and delivery of compliant software and other products. The Y2K efforts of third parties are not within the Company's control; however their failure to respond to Y2K issues successfully could result in business disruption and increased operating costs for the Company. At the present time, it is not possible to determine whether any such events are likely to occur, or to quantify any potential negative impact they may have on the Company's future results of operations and financial condition.

CONTINGENCY PLANNING

The Company has begun the process of developing contingency plans that might be available in the event of either internal or external Y2K compliance problems. To this end, the Company's Y2K Project Team has begun to prepare potential contingency alternatives. The Company intends to complete its contingency planning in respect of Y2K compliance during the remainder of 1999.

Y2K FORWARD-LOOKING INFORMATION

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To finance the Company's operations and acquisition activity, the Company has issued Exchangeable Preferred Stock and Senior Subordinated Notes and has entered into a bank credit facility. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk, with the primary interest rate risk exposure resulting from changes in LIBOR or the prime rate, which are used to determine the interest rates that are applicable to borrowings under the Company's bank credit facilities. The Company uses off-balance sheet derivative financial instruments, including interest rate swap and interest rate protection agreements, to partially hedge interest transactions. All of the Company's derivative financial instrument transactions are entered into for non-trading purposes. The terms and characteristics of the derivative financial instruments are matched with the underlying on-balance sheet instrument or anticipated transaction and do not constitute speculative or leveraged positions independent of these exposures.

The information below summarizes the Company's sensitivity to market risk associated with fluctuations in interest rates as of March 31, 1999. To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented within each market risk category in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Company's Senior Subordinated Notes, and bank credit facilities in effect at March 31, 1999. The table also presents payments in kind, interest and related interest rates by year of maturity for the Company's Exchangeable Preferred Stock in effect at March 31, 1999. The cash flows related to the variable portion of interest rate swaps are determined by dealers using valuation models that estimate the future level of interest rates, with consideration of the applicable yield curve as of March 31, 1999. For interest rate swaps and interest rate protection agreements, the table presents notional amounts and the related reference interest rates by year of maturity. Fair values included herein have been determined based on (i) quoted market prices for Exchangeable Preferred Stock and Senior Subordinated Notes; (ii) the carrying value for the bank credit facilities at March 31, 1999 as interest rates are reset periodically; and
(iii) estimates obtained from dealers to settle interest rate swaps and interest rate protection agreements. Notes 3, 4 and 5 to the Consolidated Financial Statements contain descriptions of the Company's Exchangeable Preferred Stock, Senior Subordinated Notes and the Credit Facility, and interest rate risk management agreements and should be read in conjunction with the table below.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK TABLE


                                                                                       THERE      TOTAL       FAIR
     (DOLLARS IN THOUSANDS)       1999       2000      2001      2002       2003      -AFTER      PAID       VALUE
------------------------------- ---------- --------- --------- --------- ----------- ---------- ---------- ----------
INTEREST RATE SENSITIVITY:

   SENIOR SUBORDINATED NOTES:                                                                                $130,312
      Interest Amount             $12,031    $12,031   $12,031   $12,031    $12,031     $52,771   $112,926
      Average Interest Rate         9.63%     9.63%     9.63%     9.63%      9.63%       9.63%      9.63%

   EXCHANGEABLE PREFERRED STOCK:                                                                             $122,500
      Dividend Amount             $15,711    $17,553   $19,637   $22,133    $24,640    $119,495   $219,169
      Average Interest Rate        11.38%     11.38%    11.38%    11.38%     11.38%     11.38%     11.38%

   CREDIT FACILITY:                                                                                          $188,000
      Interest Amount             $12,558   $13,141   $12,973   $11,980    $10,521     $16,252    $77,425
      Average Interest Rate         6.68%     6.99%     7.10%     7.18%      7.28%       7.40%      7.18%

   INTEREST RATE SWAPS:
     FIXED TO VARIABLE INTEREST
       RATE SWAP TRANSACTION
       -SENIOR SUBORDINATED
       NOTES                                                                                                     $315
      Interest Received           $(1,249)   $(1,363)  $(1,363)  $(1,363)    $(566)          -    $(5,904)
      Interest Paid                     -          -         -         -    $1,097      $7,186     $8,283
      Average Receive Rate          1.09%     1.09%     1.09%     1.09%      1.09%           -      1.09%
      Average Pay Rate                  -          -         -         -     1.51%       1.35%      1.37%


     VARIABLE TO FIXED INTEREST
          RATE SWAP TRANSACTION
          - CREDIT FACILITY                                                                                   ($1,347)
      Interest Received                 -          -         -         -      $(38)          -        $(38)
      Interest Paid                  $783       $387      $206       $74         -           -       $1,450
      Average Receive Rate              -          -         -         -      0.056%         -       0.056%
      Average Pay Rate             0.475%     0.235%    0.125%    0.045%         -           -       0.194%


PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

As reported in the Registrant's Report on Form 8-K filed on filed on May 5, 1999, on April 30, 1999 the Company's Board of Directors adopted shareholder rights plans for each of its Class A Common Stock and Class B Common Stock.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits


         *2.2     Stock Purchase Agreement among the shareholders of RGI
                  Group, Inc. and the Company as of February 13, 1999

         *3.2     Bylaws, as amended and restated to date

        *10.6     Employment Agreement with Richard P. Ekstrand effective
                  January 22, 1999

        *10.7     Employment Agreement with Wesley E. Schultz effective
                  January 22, 1999

         10.8     Employment Agreement with Ann K. Newhall effective February 6, 1999

         27       Financial Data Schedule


---------
* Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.


        (b)      Reports on Form 8-K

         No Reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     RURAL CELLULAR CORPORATION
                                                     (Registrant)


Dated: May 14, 1998                /s/ Richard P. Ekstrand
                                  ---------------------------------------------
                                  Richard P. Ekstrand
                                  President and Chief Executive Officer

Dated: May 14, 1998                /s/ Wesley E. Schultz
                                  ---------------------------------------------
                                  Wesley E. Schultz
                                  Senior Vice President and Chief Financial
                                  Officer (Principal Financial Officer)