Form 10-Q
period 1999-06-30
RURAL CELLULAR CORP
filed 1999-08-13
CIK 869561

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1999.

  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________to________.



COMMISSION FILE NUMBER 0-27416


                                      [LOGO]

                           RURAL CELLULAR CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  MINNESOTA                              41-1693295
(STATE OR OTHER JURISDICTION OF INCORPORATION           (I.R.S. EMPLOYER
 OR ORGANIZATION)                                        IDENTIFICATION NO.)


                                   PO BOX 2000
                              3905 DAKOTA STREET SW
                           ALEXANDRIA, MINNESOTA 56308
                                 (320) 762-2000
(ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES(X) NO( )

         Number of shares of common stock outstanding as of the close of business on August 2, 1999:

                                CLASS A 7,845,951
                                CLASS B 1,198,557

                             TABLE OF CONTENTS


                                                                                          PAGE NUMBER


PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEETS-
         AS OF JUNE 30, 1999 AND DECEMBER 31, 1998..............................................3

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS-
         THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998......................................5

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-
         SIX MONTHS ENDED JUNE 30, 1999 AND 1998................................................6

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...................................7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................................12

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................19

PART II. - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.............................................21

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS...................................21

ITEM 5.  OTHER INFORMATION.....................................................................21

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................................22

SIGNATURE PAGE.................................................................................23

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS



                   RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                     ASSETS


                                                                                JUNE 30,         DECEMBER 31,
                                                                                  1999               1998
                                                                            -----------------   --------------
CURRENT ASSETS:
   Cash.............................................................           $     3,287          $    2,062
   Accounts receivable, less allowance of $893 and $1,555 ..........                18,377              13,796
   Inventories......................................................                 1,545               2,321
   Other current assets.............................................                   911                 813
                                                                            -----------------   --------------
     Total current assets...........................................                24,120              18,992
                                                                            -----------------   --------------

PROPERTY AND EQUIPMENT, less accumulated depreciation of $54,582 and
     $42,538 .......................................................               130,065             131,714
                                                                            -----------------   --------------
LICENSES AND OTHER ASSETS:
   Licenses and other intangible assets, less accumulated amortization
     of $13,864 and $8,108.............................                            323,483             309,672
   Deferred debt issuance costs, less accumulated amortization of
     $1,155 and $509................................................                11,273              11,761
   Other assets.....................................................                 7,400               8,385
                                                                            -----------------   --------------
     Total licenses and other assets................................               342,156             329,818
                                                                            -----------------   --------------
                                                                                  $496,341            $480,524
                                                                            -----------------   --------------
                                                                            -----------------   --------------

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                   RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                JUNE 30,        December 31,
                                                                                  1999              1998
                                                                               ----------       ------------
CURRENT LIABILITIES:
   Accounts payable.................................................            $  15,896         $   16,524
   Advance billings and customer deposits...........................                3,496              3,229
   Accrued interest.................................................                3,494              3,508
   Dividends payable................................................                1,987              1,880
   Other accrued expenses...........................................                3,710              3,389
                                                                               ----------       ------------
     Total current liabilities......................................               28,583             28,530

LONG-TERM DEBT......................................................              316,166            298,851
                                                                               ----------       ------------

     Total liabilities..............................................              344,749            327,381


MINORITY INTEREST...................................................                    -              1,663


EXCHANGEABLE PREFERRED STOCK........................................              139,799            132,201


SHAREHOLDERS' EQUITY:
   Class A common stock; $.01 par value; 15,000 shares authorized;                     78                 78
     7,838 and 7,780 shares issued and outstanding..................
   Class B common stock; $.01 par value; 5,000 shares authorized;                      12                 12
     1,199 and 1,203  shares issued and outstanding.................
   Additional paid-in capital.......................................               36,219             35,707
   Accumulated deficit..............................................              (24,516)           (16,518)
                                                                               ----------       ------------
     Total shareholders' equity.....................................               11,793             19,279
                                                                               ----------       ------------
                                                                                $ 496,341          $ 480,524
                                                                               ----------       ------------
                                                                               ----------       ------------

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                   RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                    --------------------------         ---------------------------
                                                       1999            1998              1999              1998
                                                    ---------         --------         --------          ---------
REVENUES:
   Service ......................................     $26,459         $14,164           $50,101            $26,883
   Roamer .......................................      10,088           3,120            17,339              4,878
   Equipment ....................................       1,623             388             2,895                708
                                                    ---------         --------         --------          ---------
     Total revenues..............................      38,170          17,672            70,335             32,469
                                                    ---------         --------         --------          ---------
OPERATING EXPENSES:
   Network costs.................................       4,389           3,821             9,233              7,449
   Cost of equipment sales.......................       2,522           1,086             4,644              1,970
   Selling, general and administrative...........      13,234           7,555            24,987             14,145
   Depreciation and amortization.................       9,927           4,846            19,653              9,065
                                                    ---------         --------         --------          ---------
     Total operating expenses....................      30,072          17,308            58,517             32,629
                                                    ---------         --------         --------          ---------
OPERATING INCOME (LOSS) .........................       8,098             364            11,818               (160)
                                                    ---------         --------         --------          ---------
OTHER INCOME (EXPENSE):
   Interest expense..............................      (6,797)         (3,205)          (13,515)            (5,615)
   Interest and dividend income..................          84             952               230              1,231
   Other expense.................................        (301)           (149)             (302)              (298)
    Minority interest............................         206           1,205             1,538              1,943
                                                    ---------         --------         --------          ---------
     Other expense, net..........................      (6,808)         (1,197)          (12,049)            (2,739)
                                                    ---------         --------         --------          ---------
INCOME (LOSS) BEFORE INCOME TAX .................       1,290            (833)             (231)            (2,899)
INCOME TAX PROVISION.............................           -               -                34                  -
                                                    ---------         --------         --------          ---------
NET INCOME (LOSS)................................       1,290            (833)             (265)            (2,899)
                                                    ---------         --------         --------          ---------
PREFERRED STOCK DIVIDEND.........................      (3,920)         (1,870)           (7,733)            (1,870)
                                                    ---------         --------         --------          ---------
NET LOSS APPLICABLE TO COMMON SHARES.............     $(2,630)        $(2,703)          $(7,998)           $(4,769)
                                                    ---------         --------         --------          ---------
                                                    ---------         --------         --------          ---------
NET LOSS PER BASIC AND DILUTED COMMON SHARES.....      $(0.29)         $(0.30)           $(0.89)            $(0.54)
                                                    ---------         --------         --------          ---------
                                                    ---------         --------         --------          ---------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING,
     BASIC AND DILUTED...........................       9,026           8,880             9,016              8,874
                                                    ---------         --------         --------          ---------
                                                    ---------         --------         --------          ---------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   RURAL CELLULAR CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                            SIX MONTHS ENDED JUNE 30,
                                                                         -------------------------------
                                                                            1999                  1998
                                                                         ----------           ----------
OPERATING ACTIVITIES:
   Net loss............................................                  $     (265)            $(2,899)
   Adjustments to reconcile to net cash provided by operating activities
     Depreciation and amortization.....................                      19,653               9,065
     Equity in losses of unconsolidated  affiliates....                           2                 306
     Change in minority interest.......................                      (1,663)             (1,943)
     Other.............................................                         561                (126)
     Change in other operating elements:
       Accounts receivable.............................                      (4,706)               (990)
       Inventories.....................................                         776                 851
       Other current assets............................                         (92)                (25)
       Accounts payable................................                        (535)             (2,030)
       Advance billings and customer deposits..........                         259                (564)
       Other accrued expenses..........................                          13                 315
                                                                         ----------           ----------
             Net cash provided by operating activities.                      14,003               1,960
                                                                         ----------           ----------
INVESTING ACTIVITIES:
   Purchase of property and equipment, net.............                     (10,126)            (16,656)
   Purchase of Glacial Lakes Cellular..................                     (11,156)                  -
   Acquisition of FCC licenses.........................                      (6,912)                  -
   Other...............................................                      (2,299)             (1,005)
                                                                         ----------           ----------
             Net cash used in investing activities.....                     (30,493)            (17,661)
                                                                         ----------           ----------
FINANCING ACTIVITIES:
   Proceeds from exercise of stock options.............                         513                 399
   Proceeds from issuance of senior subordinated notes.                           -             125,000
   Proceeds from issuance of preferred stock ..........                           -             125,000
   Proceeds from issuance of long-term debt............                      21,000              15,625
   Proceeds from termination of interest rate swap.....                         360               1,003
   Repayments of long-term debt........................                      (4,000)           (120,625)
    Payment of debt issuance costs.....................                        (158)             (8,797)
                                                                         ----------           ----------
             Net cash provided by financing activities.                      17,715             137,605
                                                                         ----------           ----------
NET INCREASE IN CASH...................................                       1,225             121,904
CASH, at beginning of period...........................                       2,062               1,995
                                                                         ----------           ----------
CASH, at end of period.................................                   $   3,287            $123,899
                                                                         ----------           ----------
                                                                         ----------           ----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   RURAL CELLULAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1)       BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements for the periods ended June 30, 1999 and 1998 have been prepared by Rural Cellular Corporation and subsidiaries (the "Company") without audit. In the opinion of management, normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the operating results for the full fiscal year or for any other interim periods.

2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

LOSS PER COMMON SHARE:

Loss per common share is calculated using the weighted average number of shares of outstanding common stock during the period. The number of shares outstanding has been calculated based on the requirements of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Due to the net loss incurred during the periods presented, all options outstanding are anti-dilutive, thus basic and diluted loss per share are equal.

RECENTLY ISSUED ACCOUNTING STANDARDS:

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." It requires the recognition of all derivatives as either assets or liabilities and the measurement of those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The implementation of SFAS No. 133 is not expected to have a material impact on the Company's financial position or results of operation.

3)       ACQUISITIONS:

ATLANTIC CELLULAR COMPANY, L.P.

Effective July 1, 1998, the Company completed the acquisition of the cellular telephone licenses, operations and related assets of Atlantic Cellular Company L.P. and one of its subsidiaries ("Atlantic"), an independent provider of wireless communication services in the New England region, for approximately $262.5 million. Under the terms of the agreement, the Company acquired a contiguous, multi-state service area of 21,000 square miles, encompassing approximately 1.1 million POPs. The cellular properties acquired from Atlantic include: (i) northwestern Massachusetts (RSA 1); (ii) western New Hampshire (RSA
1); (iii) the northeastern corner of New York (RSA 2); and (iv) the entire state of Vermont (RSA 1, RSA 2, and the Burlington MSA). In addition, the Company acquired Atlantic's long distance business. The Company operates its Atlantic operations through its wholly-owned subsidiary, RCC Atlantic, Inc. ("RCC Atlantic").

WESTERN MAINE CELLULAR, INC.

Effective July 31, 1998, the Company completed the acquisition of the outstanding stock of Western Maine Cellular, Inc. ("WMC"), a wholly-owned subsidiary of Utilities, Inc., for approximately $7.5 million. WMC provides cellular service to western Maine RSA 1, which incorporates a 3,700 square-mile service area of western Maine and encompasses 83,000 POPs. The Company operates
WMC through its wholly-owned subsidiary, MRCC, Inc.

GLACIAL LAKES CELLULAR 2000

Effective February 1, 1999, the Company acquired RGI, Inc. d/b/a Glacial Lakes Cellular 2000 ("Glacial") for approximately $11.2 million. Operating under the name Cellular 2000(R), Glacial provides cellular service to northeastern South Dakota (RSA 4), which includes eight counties and is adjacent to RCC's existing cellular operation in northern and central Minnesota. Glacial's service area encompasses 69,000 POPs and the operation serves more than 6,800 customers.

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

                                             (In thousands except for per       (In thousands except for
                                                     share data)                     per share data)
                                              THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                 1999            1998            1999             1998
                                            ---------------------------------------------------------------
             Total revenues...............      $38,170         $30,739         $70,688         $ 58,202
             Operating income.............        8,098           1,418          11,848            4,951
                                            ---------------------------------------------------------------
             Net loss.....................      $(2,630)        $(8,768)        $(8,070)        $(15,478)
             Net loss per basic and
             diluted common shares........      $ (0.29)        $ (0.99)        $ (0.90)        $  (1.74)
             Weighted average common
             shares outstanding, basic
             and diluted..................        9,026           8,874           9,016             8,874

4)       LONG TERM DEBT:

The Company had the following long-term debt outstanding at:

                                                                (IN THOUSANDS)
                                                      JUNE 30, 1999    DECEMBER 31, 1998
              -------------------------------------------------------- -------------------
              $300 million credit facility                $190,000          $173,000
              Deferred gain on hedge agreements              1,166               851
              9 5/8% Senior Subordinated Notes             125,000           125,000
              ----------------------------------------------------------------------------
                  Long-term debt                          $316,166          $298,851
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

$300 MILLION CREDIT FACILITY - On July 1, 1998, the Company entered into a new revolving Credit Facility for $300 million with a syndicate of banks (the "Credit Facility"), which replaced the $160 million credit facility. At the Company's discretion, advances under the Credit Facility bear interest at the London Interbank Offering Rate ("LIBOR") plus an applicable margin (1.50% as of June 30, 1999) and will be based on the Company's ratio of indebtedness to annualized operating cash flow as of the end of the most recently completed fiscal quarter. As of June 30, 1999, the effective rate of interest on the Credit Facility, excluding the impact of the hedge agreements, was 6.49%. A commitment fee of 0.375% on the unused portion of the Credit Facility is payable quarterly. Borrowings under the Credit Facility are secured by a pledge of all the assets of the Company excluding its ownership in the stock of Cellular 2000, Inc. Mandatory commitment reductions will be required upon any material sale of assets. The Credit Facility is subject to various covenants including the ratio of indebtedness to annualized operating cash flow and the ratio of annualized operating cash flow to interest expense. As of June 30, 1999, the Company was in compliance with all covenants under the Credit Facility.

The Credit Facility is to be reduced in equal quarterly amounts as follows (In thousands):

                                  YEAR              AMOUNT
                          ---------------------- --------------
                                  1999           $         -
                                  2000                     -
                                  2001                14,250
                                  2002                19,000
                                  2003                28,500
                                  2004                38,000
                               Thereafter             90,250
                          ---------------------- --------------
                                          Total     $190,000
                          ---------------------- --------------
                          ---------------------- --------------

5)       FINANCIAL INSTRUMENTS:

As required by the Credit Facility, the Company maintains interest rate swaps on at least 50% of the principal amount of the loans outstanding such that the weighted average term of all interest rate protection is not less than three years at all dates of determination, and as otherwise provided in the Credit Facility. Under the interest rate swap agreements, the Company will pay the difference between LIBOR and the fixed swap rate if the LIBOR exceeds the swap rate. As of June 30, 1999, the Company is party to three interest rate swaps expiring August 6, 2003, with a total outstanding notional amount of $165 million and a negative fair market value of $704,000. Income and expense associated with swap transactions are accrued over the periods prescribed by the contracts.

On February 2, 1999, the Company also entered into two swap transactions with TD Bank Financial Group, which, together, effectively lower the interest rate on the Senior Subordinated Notes from 9.625% to 8.535% through May 2003. During the period of June 2003 through May 2008, the Company will pay the difference between LIBOR and the fixed swap rate if the swap rate exceeds LIBOR, and the Company will receive the difference between LIBOR and the fixed swap rate if LIBOR exceeds the swap rate. Settlement occurs on the semiannual reset dates specified by the terms of the contracts. The notional principal amount of the interest rates swaps outstanding was $125 million at February 2, 1999. As of June 30, 1999, the positive fair market value of the swap transactions was $2.3 million.

In 1998 in anticipation of the offering of the Senior Subordinated Notes and Exchangeable Preferred Stock, the Company entered into a $150 million hedge agreement. On May 12, 1998, the Company settled the hedge agreement, resulting in a gain of approximately $1.0 million. This gain is being accreted as a reduction of interest expense over the lives of the underlying debt instruments.

6)       SUPPLEMENTAL DISCLOSURE OF CONDENSED CONSOLIDATED CASH FLOW
         INFORMATION:

                                                                     (IN THOUSANDS)
                                                       -----------------------------------------
                                                                SIX MONTHS ENDED JUNE 30,
                     (IN THOUSANDS)                          1999                        1998
                                                       ---------------            --------------
    Cash paid for:
       Income taxes....................................      $     -                     $   805
       Interest........................................       12,766                       5,497

    Non-cash investing and financing activity:
       Preferred stock dividends paid in kind..........        7,598                           -
       Acquisition of FCC licenses.....................        6,912                           -

7)       SEGMENT INFORMATION:

The Company's consolidated financial statements consist of the business units RCC Cellular and Wireless Alliance. RCC Cellular includes cellular operations in Minnesota, South Dakota, Maine, Massachusetts, New Hampshire, New York and Vermont. Wireless Alliance, a joint venture that commenced cellular reselling operations in November 1996 and launched its first PCS networks in the second quarter of 1998, is 70%-owned by the Company and 30%-owned by APT Inc., an affiliate of Aerial Communications, Inc. Information about the Company's operations in its business units for the three and six months ended June 30, 1999 and 1998 is as follows:

                                                (IN THOUSANDS)
                                              THREE MONTHS ENDED              (IN THOUSANDS)
                                                   JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                            ----------- -----------     ------------- -------------
                                               1999        1998             1999          1998
                                            ----------- -----------     ------------- -------------
STATEMENT OF OPERATIONS:

Revenues
     RCC Cellular...........................  $35,829     $14,940         $65,920       $27,322
     Wireless Alliance LLC..................    2,439       3,189           4,653         5,934
     Eliminating............................      (98)       (457)           (238)         (787)
                                            ----------- -----------     ------------- -------------
            Total revenue...................   38,170      17,672          70,335        32,469
                                            ----------- -----------     ------------  -------------
Operating expenses
     RCC Cellular...........................   25,964      12,457          50,283        23,916
     Wireless Alliance LLC..................    4,206       5,308           8,472         9,500
     Eliminating............................      (98)       (457)           (238)         (787)
                                            ----------- -----------     ------------- -------------
            Total operating expenses........   30,072      17,308          58,517        32,629
Operating income (loss)
     RCC Cellular...........................    9,865       2,483          15,637         3,406
     Wireless Alliance LLC..................   (1,767)     (2,119)         (3,819)       (3,566)
                                            ----------- -----------     ------------- -------------
            Total operating income (loss)...    8,098         364          11,818          (160)
                                            ----------- -----------     ------------- -------------
Depreciation and amortization
     RCC Cellular...........................    8,706       4,089          17,156         7,938
     Wireless Alliance LLC..................    1,221         757           2,497         1,127
                                            ----------- -----------     ------------- -------------
            Total depreciation and
                 amortization...............    9,927       4,846          19,653         9,065
Interest expense
     RCC Cellular...........................    6,797       3,209          13,515         5,762
     Wireless Alliance LLC..................      683         342           1,356           401
     Eliminating............................     (683)       (346)         (1,356)         (548)
                                            ----------- -----------     ------------- -------------
             Total interest expense.........    6,797       3,205          13,515         5,615

OTHER OPERATING DATA:
EBITDA (*)
  RCC Cellular..............................   18,571       6,572          32,793        11,344
  Wireless Alliance LLC.....................     (546)     (1,362)         (1,322)       (2,439)
                                             ----------- -----------     ------------- -------------
              Total EBITDA..................    8,025       5,210          31,471         8,905
Capital expenditures
  RCC Cellular..............................    3,772       5,638           7,691        10,794
  Wireless Alliance LLC.....................      660       2,388           2,435         5,862
                                            ----------- -----------     ------------- -------------
              Total capital expenditures....    4,432       8,026          10,126        16,656

                                                                           JUNE 30,    DECEMBER 31,
                                                                            1999          1998
                                                                        ------------- -------------
BALANCE SHEET DATA:
Property and equipment
  RCC Cellular..............................                                161,080     151,227
  Wireless Alliance LLC.....................                                 23,567      23,025
                                                                        ------------- -------------
              Total property and equipment..                                184,647     174,252

Total assets
  RCC Cellular.........................................                     503,044     476,251
  Wireless Alliance LLC................................                      34,293      34,870
  Eliminating..........................................                     (40,996)    (30,597)
                                                                        ------------- -------------
              Total assets.............................                    $496,341    $480,524

        (*) EBITDA is the sum of earnings before interest, taxes, depreciation and amortization and is utilized as a performance measure within the cellular industry. EBITDA is not intended to be a performance measure that should be regarded as an alternative for other performance measures and should not be considered in isolation. EBITDA is not a measurement of financial performance under generally accepted accounting principles and does not reflect all expenses of doing business (e.g., interest expense, depreciation). Accordingly, EBITDA should not be considered as having greater significance than or as an alternative to net income or operating income as an indicator of operating performance or to cash flows as a measure of liquidity.

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

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations data as a percentage of total revenues as well as other operating data for the periods indicated.

                                               THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                 1999               1998                 1999         1998
                                          ------------------- -----------------     ------------- ------------------
REVENUES:
   Service................................      69.3%               80.1%                 71.2%         82.8%
   Roamer.................................      26.4                17.7                  24.7          15.0
   Equipment..............................       4.3                 2.2                   4.1           2.2
                                          ------------------- -----------------     ------------- ------------------
     Total revenues.......................     100.0               100.0                 100.0         100.0
                                          ------------------- -----------------     ------------- ------------------
OPERATING EXPENSES:
   Network costs..........................      11.5                21.6                  13.1          22.9
   Cost of equipment sales................       6.6                 6.1                   6.6           6.1
   Selling, general and administrative....      34.7                42.8                  35.5          43.6
   Depreciation and amortization..........      26.0                27.4                  28.0          27.9
                                          ------------------- -----------------     ------------- ------------------
     Total operating expenses.............      78.8                97.9                  83.2         100.5
                                          ------------------- -----------------     ------------- ------------------
OPERATING  INCOME (LOSS)..................      21.2                 2.1                  16.8          (0.5)
                                          ------------------- -----------------     ------------- ------------------
OTHER INCOME (EXPENSE):
   Interest expense.......................     (17.8)              (18.1)                (19.2)        (17.3)
   Interest and dividend income...........       0.2                 5.4                   0.3           3.8
   Equity in losses of unconsolidated
     affiliates...........................       -                  (0.8)                  -            (0.9)
   Other expense..........................      (0.7)                -                    (0.4)          -
   Minority interest......................       0.5                 6.8                   2.2           6.0
                                          ------------------- -----------------     ------------- ------------------
     Other expense, net...................     (17.8)               (6.7)                 (17.1)        (8.4)
                                          ------------------- -----------------     ------------- ------------------
INCOME (LOSS)  BEFORE INCOME TAX .........       3.4                (4.6)                 (0.3)         (8.9)
INCOME TAX PROVISION......................       -                   -                    (0.1)          -
                                          ------------------- -----------------     ------------- ------------------
NET INCOME (LOSS).........................       3.4                (4.6)                 (0.4)         (8.9)
                                          ------------------- -----------------     ------------- ------------------
PREFERRED STOCK DIVIDEND..................     (10.3)              (10.6)                (11.0)         (5.8)
                                          ------------------- -----------------     ------------- ------------------
                                          ------------------- -----------------     ------------- ------------------
NET  LOSS APPLICABLE TO COMMON SHARES.....      (6.9)%             (15.2)%               (11.4)%       (14.7)%
                                          ------------------- -----------------     ------------- ------------------
                                          ------------------- -----------------     ------------- ------------------
EBITDA (5)................................      47.2%               29.5%                 44.7%         27.4%
ADJUSTED EBITDA (5).......................      51.8%               45.4%                 46.6%         42.8%

OTHER OPERATING DATA:                          THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                 1999               1998                 1999         1998
                                            --------------------------------    -----------------------------------
Customers at period end:
  RCC Cellular                                    208,685           91,814              208,685            91,814
  Wireless Alliance  - Cellular                     2,529           18,244                2,529            18,244
  Wireless Alliance  - PCS                          9,312            1,129                9,312             1,129
   Other                                           12,729           10,514               12,729            10,514
                                            --------------------------------    -----------------------------------
        Total customers                           233,255          121,701              233,255           121,701

Penetration: (1)
  RCC Cellular                                       8.7%             8.0%                 8.7%              8.0%
  Wireless Alliance - PCS                            1.3%             0.2%                 1.3%              0.2%

Retention: (2)
  RCC Cellular                                      98.5%            98.8%                98.4%             98.7%
  Wireless Alliance - PCS                           98.2%              n/a                98.5%               n/a

Average monthly revenue per customer: (3)
  RCC Cellular                                        $54              $53                  $50               $50
  Wireless Alliance - PCS                             $54              $60                  $52               $63

Acquisition cost per customer: (4)
  RCC Cellular                                       $357             $395                 $369              $418
  Wireless Alliance - PCS                            $724             $464                 $513              $460

Cell sites / Base stations:
  RCC Cellular                                        247              134                  247               134
  Wireless Alliance - PCS                              57               34                   57                34


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

The following chart summarizes the Company's existing wireless systems:

                                             PERCENTAGE                                      DATE OF
                                              OWNERSHIP    TOTAL POPS      NET POPS        ACQUISITION
-----------------------------------------------------------------------------------------------------------
RCC Cellular
  Midwest Cluster
      Minnesota RSA 1.......................    100%          50,000         50,000          4/01/91
      Minnesota RSA 2.......................    100%          64,000         64,000          4/01/91
      Minnesota RSA 3.......................    100%          59,000         59,000          4/01/91
      South Dakota RSA 4....................    100%          69,000         69,000          2/01/99
      Minnesota RSA 5.......................    100%         206,000        206,000          4/01/91
      Minnesota RSA 6.......................    100%         257,000        257,000          4/01/91
                                                          -----------------------------
         Total Midwest POPs.................                 705,000        705,000
                                                          -----------------------------
  New England Cluster
    MRCC
      Maine, Bangor MSA.....................    100%         143,000        143,000           5/01/97
      Maine RSA 1...........................    100%          83,000         83,000           7/31/98
      Maine RSA 2...........................    100%         148,000        148,000           5/01/97
      Maine RSA 3...........................    100%         221,000        221,000           5/01/97
                                                          -----------------------------
         Total MRCC POPs....................                 595,000        595,000
                                                          -----------------------------
  Atlantic
      Massachusetts RSA 1...................    100%          71,000         71,000          7/01/98
      New Hampshire  RSA 1..................    100%         223,000        223,000          7/01/98
      New York RSA 2........................    100%         226,000        226,000          7/01/98
      Vermont, Burlington MSA...............    100%         148,000        148,000          7/01/98
      Vermont RSA 1.........................    100%         210,000        210,000          7/01/98
      Vermont RSA 2.........................    100%         232,000        232,000          7/01/98
                                                          -----------------------------
         Total Atlantic POPs................               1,110,000      1,110,000
                                                          -----------------------------
         Total New England POPs.............               1,705,000      1,705,000
                                                          -----------------------------
             Total RCC Cellular POPs........               2,410,000      2,410,000
                                                          -----------------------------
Wireless Alliance (PCS)
    Duluth, Minnesota/Superior, Wisconsin:
     Cook, Lake, St. Louis and Carlton
     (portion) Counties in Minnesota and
     Douglas County in Wisconsin............     70%         270,000        189,000          4/10/97

    Fargo, North Dakota/Moorhead, Minnesota:
     Cass and Trail Counties in North
     Dakota and Clay County in Minnesota....     70%         175,000        123,000          4/10/97

    Grand Forks, North Dakota:
     Grand Forks County in North Dakota
     and Polk County in Minnesota...........     70%         102,000        71,000           4/10/97

    Sioux Falls, South Dakota:
     Minnehaha and Lincoln Counties in
     South Dakota...........................     70%         161,000        113,000          11/06/97
                                                          -----------------------------
         Total PCS POPs.....................                 708,000        496,000
                                                          -----------------------------
                                                          -----------------------------
              Total POPs....................               3,118,000      2,906,000
                                                          -----------------------------
                                                          -----------------------------

                - Source: Updated for July 1, 1997 estimates, 1990 U. S. Census Bureau Official Statistics.

THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

REVENUES

Service revenues for the three months ended June 30, 1999 increased 86.8% to $26.5 million from $14.2 million in 1998. Service revenues for the six months ended June 30, 1999 increased 86.4% to $50.1 million from $26.9 million in 1998. The revenue growth for the three and six months ended June 30, 1999 reflects 83,000 additional customers added through the Atlantic, WMC and Glacial acquisitions and increased penetration in existing markets. Also contributing to the increase in service revenues for RCC Cellular during the three months ended June 30, 1999 was an increase in average revenue per customer of 1.9% for RCC Cellular. RCC Cellular penetration also increased to 8.7% at June 30, 1999 as compared to 8.0% at June 30, 1998. Wireless Alliance PCS penetration increased to 1.3% at June 30, 1999 as compared to 0.2% at June 30, 1998. Service revenues are expected to increase in the future primarily as a result of future acquisitions, further anticipated industry-wide growth in subscribers and expansion of the Company's coverage.

Roamer revenues for the three months ended June 30, 1999 increased 223.3% to $10.1 million from $3.1 million in 1998. Roamer revenues for the six months ended June 30, 1999 increased 255.5% to $17.3 million from $4.9 million in 1998. Roamer revenues have increased due to the activation of additional cell sites, acquisitions of new service areas and increased industry wide wireless usage resulting from the now popular one-rate plans. Accordingly, roamer revenues have increased as a percentage of cellular revenues (excluding the impact of Wireless Alliance) to 28.0% for the three months ended June 30, 1999 from 24.0% in the comparable period of the prior year. During the six months ended June 30, 1999, roamer revenues as a percentage of revenues (excluding the impact of Wireless Alliance) increased to 26.4% as compared to 20.7% during the comparable period of the prior year. Wireless Alliance generated $137,000 and $212,000 in PCS roaming revenue, respectively, during the three and six months ended June 30, 1999. The Company is currently reviewing its roaming agreements with its major roaming partners and will likely be renegotiating those agreements in the near future. Until these negotiations are completed, roaming revenue growth will be difficult to predict.

Equipment revenues for the three and six months ended June 30, 1999 increased 318.3% and 308.8%, respectively, over the comparable periods of the prior year. This growth was primarily due to an increase in customers acquired through the Atlantic acquisition that utilize a direct phone sales program as opposed to an equipment rental program currently popular in the Company's Midwest markets.

OPERATING EXPENSES

Network costs include switching and transport expenses and the expenses associated with the maintenance and operation of the Company's wireless network facilities, as well as charges from other service providers for resold minutes and services. Network cost for the three and six months ended June 30, 1999, increased 14.9% and 23.9%, respectively, over the comparable periods of the prior year. The increases in network costs resulted primarily from expenses incurred by RCC Atlantic, which more than offset Wireless Alliance network cost reductions resulting from its scale back of its cellular reselling program. However, as a percentage of total revenues, network costs for the three and six months ended June 30, 1999 decreased to 11.5% and 13.1%, respectively, from 21.6% and 22.9% in the comparable periods of the prior year. Wireless Alliance network costs for the three and six months ended June 30, 1999 decreased to $1.1 million and $2.4 million, respectively, from $2.5 million and $4.6 million in the comparable periods of the prior year. The Company expects consolidated network costs to continue to decline as a percentage of revenues as revenues continue to outpace the fixed components of network costs.

Cost of equipment sales for the three and six months ended June 30, 1999 increased 132.2% and 135.7%, respectively, over the comparable periods of the prior year to $2.5 million and $4.6 million, respectively, from $1.1 million and $2.0 million. As a percentage of revenue, cost of equipment for both the three and six months ended June 30, 1999 increased to 6.6% as compared to 6.1% in comparable periods of the prior year. This growth was primarily due to the cost of phones sold to Atlantic customers who utilize a direct phone sales program as opposed to an equipment rental program currently popular in the Company's Midwest markets.

Selling, general, and administrative ("SG&A") expenses include salaries, benefits, and operating expenses such as marketing, commissions, customer support, accounting, administration, and billing. SG&A for the three and six months ended June 30, 1999 increased 75.2% and 76.6%, respectively, over the comparable periods of the prior year to $13.2 million and $25.0 million, respectively, from $7.6 million and $14.1 million. The increase in SG&A resulted primarily from additional costs related to RCC Atlantic. Reflecting certain economies achieved through the Atlantic acquisition and the relatively fixed nature of SG&A, SG&A decreased as a percentage of revenue for the three and six months ended June 30, 1999 to 34.7% and 35.5%, respectively, as compared to 42.8% and 43.6%, respectively, in the comparable periods of the prior year. Due to the seasonality of the Company's revenue stream, the Company expects SG&A as a percentage of total revenues to be lower in both the second and third quarters of its fiscal year.

Depreciation and amortization expense for the three and six months ended June 30, 1999 increased 104.8% and 116.8%, respectively, over the comparable periods of the prior year to, respectively, $9.9 million and $19.7 million from $4.8 million and $9.1 million. The increase reflects the depreciable assets acquired as part of the Atlantic acquisition, the Company's continued construction and acquisition efforts and its investments in network facilities, including the Company's launch of PCS services through Wireless Alliance, and rental equipment.

OTHER INCOME (EXPENSE)

Interest expense for the three and six months ended June 30, 1999 increased 112.1% and 140.7% respectively over the comparable periods of the prior year to $6.8 million and $13.5 million respectively from $3.2 million and $5.6 million. The increase in interest expense was a result of higher average borrowings under the Credit Facility, interest related to the 9 5/8% Senior Subordinated Notes ("Senior Subordinated Notes") used to finance the acquisitions of Atlantic and WMC, the continued build-out of additional cell sites, and other growth initiatives. Other income also includes an 82.9% decrease in the minority partner's absorption of Wireless Alliance losses to $206,000 for the three months ended June 30, 1999 as compared to $1.2 million in the comparable period in 1998. For the six months ended June 30, 1999, minority partner's absorption of Wireless Alliance losses decreased 20.8% to $1.5 million as compared to $1.9 million in the comparable period of 1998.

SEASONALITY

The Company experiences seasonal fluctuations in revenues and operating income (loss). Somewhat offset by the RCC Atlantic business unit more year around roaming revenues, the Company's average monthly roamer revenue per cellular customer increases during the second and third calendar quarters. This increase reflects greater usage by the Company's roamer customers who travel in the Company's cellular service area for weekend and vacation recreation or work in seasonal industries, such as agriculture and construction. Because the Company's cellular service area includes many seasonal recreational areas, the Company expects that roamer revenues will continue to fluctuate seasonally more than service revenues.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary liquidity requirements are for working capital, capital expenditures, debt service, acquisitions, and customer growth. These requirements have been met through cash flow from operations and borrowings under the Company's Credit Facility. As of June 30, 1999, the Company had $190 million outstanding under its $300 million Credit Facility. Under the Credit Facility, amounts may be borrowed or repaid at any time through maturity provided that, at no time, the aggregate outstanding borrowings exceed the total of the Credit Facility. The Company believes that it will have adequate capital resources to satisfy all its liquidity requirements for at least the next twelve months.

Net cash provided by operating activities was $14.0 million for the six months ended June 30, 1999. Adjustments to the $265,000 net loss to reconcile to net cash used in operating activities included $19.7 million in depreciation and amortization and a $4.7 million increase in accounts receivable.

Net cash used in investing activities for the six months ended June 30, 1999 was $30.5 million. The principal uses of cash included the Company's $11.2 million acquisition of Glacial, $10.1 million in purchases of property and equipment of which $2.4 million was attributable to Wireless Alliance capital expenditures. In addition, an affiliate of the Company was a successful bidder in the FCC LOCAL Multi-Point Distribution System ("LMDS") auction at a cost of $7.0 million and was a successful bidder in the FCC C Block license auction acquiring the St. Cloud, MN BTA for $1.6 million. These purchases reflect the continued expansion of existing coverage in RCC Cellular and the continued upgrading of existing cell sites and switching equipment. Capital expenditures (including $3.3 million for Wireless Alliance) are expected to be approximately $20.4 million in the remaining quarters of 1999. Capital expenditures and debt service are expected to be funded through internally generated cash flow and, if necessary, borrowings under the Credit Facility.

Net cash provided by financing activities was $17.7 million for the six months ended June 30,1999. Financing activities for such period primarily consisted of $21 million in additional borrowing through the Credit Facility partially offset by the partial repayment of the Credit Facility of $4 million.

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

YEAR 2000 READINESS

GENERAL

Issues regarding Year 2000 readiness exist because many computer systems and applications currently in use employ two-digit fields to designate a year. As a result, date sensitive systems may recognize the year 2000 as 1900 or not at all. This inability to recognize or properly treat the Year 2000 may result in system failures or miscalculations causing disruptions of operations, including, among other things, an inability to process transactions, send invoices, or engage in normal business activities. Hence, the computerized systems used by the Company must be reviewed, evaluated and if and where necessary, modified or replaced to ensure that all business and operational systems are Year 2000 ("Y2K") ready.

STATE OF READINESS

The Company has formed a Y2K Project Team, representing all business units, and staffed with subject matter experts to address Y2K readiness matters. The Y2K Project Team's plan is made up of five phases: identification, assessment, remediation, test and acceptance, and contingency planning.

Major areas being addressed by the Y2K project team include:


-    the cellular network
- interconnectivity of RCC's cellular service with local and long distance telecommunications networks
- clearinghouse arrangements to allow verification and billing of roaming traffic
- the Company's wide area and local area computer networks and internal communications systems
-    Company server hardware, software and desktop systems
-    billing software and related elements
-    financial and operational reporting systems
-    information integration systems
- critical suppliers, including financial institutions, payroll/benefits processing, credit bureaus, benefit plans, building systems, and office systems

The project team has completed the identification and assessment phase of its Y2K readiness task accounting for almost all external and internal computer hardware, software, and computer based items. The results of the assessment have determined that much of the inventory is Y2K ready.

Remaining mission critical non-Y2K compliant systems, including billing systems, are scheduled to be upgraded or replaced in the third quarter of 1999. Mission critical systems are those whose failure poses a risk of disruption to the Company's ability to provide wireless services, to collect revenues, to meet safety standards, or to comply with legal requirements. Initially determined not to be Y2K ready, the Company believes it successfully completed upgrading its three mobile telephone switching offices into Y2K readiness during the second quarter of 1999.

RISKS RELATING TO Y2K READINESS MATTERS

The failure of the Company to upgrade its billing systems to be Y2K ready may result in the Company being unable to continue operations. Accordingly, the Company has identified the issues regarding Y2K readiness in its billing systems and is now working to resolve them. The Company anticipates having all mission critical software and hardware remedied and Y2K ready by September 1999 and will conduct system testing throughout the third and fourth quarters of 1999. Although the Company believes that these efforts should result in a cellular network that will continue to function without material service affecting outages due to Y2K problems, some network equipment suppliers have been unwilling or unable to give unqualified warranties that network equipment is Y2K compliant. Service affecting outages, if prolonged and widespread, will materially affect the Company's revenues.

The terms and conditions under which the Company provides cellular and paging services to its customers contain provisions that limit the Company's liability in the event that there is a service failure. The terms and conditions provide that the Company is not liable for any consequential or incidental damages to its customers. They further provide that no credit will be given for service outages of less than 24 hours in duration. In addition, they limit damages for failure to provide service to a credit for the pro rated number of days that service was unavailable. Service affecting outages have occurred in limited geographic areas in the past and the Company has not been found liable to any person for damages in excess of the limitations imposed by the terms and conditions of service. The Company believes it is unlikely that an outage related Y2K readiness would lead to a different result. The Company has adopted a policy of not giving any warranties to customers regarding Y2K readiness. The Company, at this time, does not anticipate that any litigation involving the Company would arise as a result of Y2K readiness issues.

ESTIMATED Y2K READINESS COSTS

During 1998, the Company did not incur material costs related to bringing systems into Y2K readiness. For 1999, the Company has budgeted $2.0 million to cover costs associated with Y2K assessments, modifications, and associated upgrades of which approximately $1.3 million has been spent towards upgrades and replacements to non-Y2K compliant systems.

THIRD PARTY PROVIDERS

The potential impact of the Y2K problem will also depend on the way in which the Y2K issue is addressed by customers, vendors, service providers, utilities, governmental agencies and other entities with which the Company does business. The Company is communicating with these parties to learn how they are addressing the Y2K issue and to evaluate any likely impact on the Company. The Company has requested commitment dates from the various parties as to their Y2K readiness and delivery of compliant software and other products. The Y2K efforts of third parties are not within the Company's control; however, their failure to respond to Y2K issues successfully could result in business disruption and increased operating costs for the Company. At the present time, it is not possible to determine whether any such events are likely to occur or to quantify any potential negative impact they may have on the Company's future results of operations and financial condition.

CONTINGENCY PLANNING

The Company's Y2K most likely worst case scenario may involve interruption of telecommunications services and data processing services and/or interruption of customer billing, operating and other information systems. The Company has begun the process of developing contingency plans that might be available in the event of either internal or external Y2K readiness problems and intends to complete its contingency planning in respect of Y2K readiness during the remainder of 1999. There are, however some mission critical systems, including the billing system, where a viable contingency plan cannot be developed.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To finance the Company's operations and acquisition activity, the Company has issued Exchangeable Preferred Stock and Senior Subordinated Notes and has entered into a bank credit facility. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk, with the primary interest rate risk exposure resulting from changes in LIBOR or the prime rate, which are used to determine the interest rates that are applicable to borrowings under the Company's bank credit facilities. The Company uses off-balance sheet derivative financial instruments, including interest rate swap and interest rate protection agreements, to partially hedge interest transactions. All of the Company's derivative financial instrument transactions are entered into for non-trading purposes. The terms and characteristics of the derivative financial instruments are matched with the underlying on-balance sheet instrument or anticipated transactions and do not constitute speculative or leveraged positions independent of these exposures.

The information below summarizes the Company's sensitivity to market risk associated with fluctuations in interest rates as of June 30, 1999. To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented within each market risk category in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Company's Senior Subordinated Notes, and bank Credit Facilities in effect at June 30, 1999. The table also presents payments in kind, interest and related interest rates by year of maturity for the Company's Exchangeable Preferred Stock in effect at June 30, 1999. The cash flows related to the variable portion of interest rate swaps are determined by dealers using valuation models that estimate the future level of interest rates, with consideration of the applicable yield curve as of June 30, 1999. For interest rate swaps and interest rate protection agreements, the table presents notional amounts and the related reference interest rates by year of maturity. Fair values included herein have been determined based on (i) quoted market prices for Exchangeable Preferred Stock and Senior Subordinated Notes; (ii) the carrying value for the bank Credit Facilities at June 30, 1999 as interest rates are reset periodically; and
(iii) estimates obtained from dealers to settle interest rate swaps and interest rate protection agreements. Notes 3, 4 and 5 to the Consolidated Financial Statements contain descriptions of the Company's Exchangeable Preferred Stock, Senior Subordinated Notes and the Credit Facility, and interest rate risk management agreements and should be read in conjunction with the table below.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


                                                                                        THERE       TOTAL      MARKET
     (DOLLARS IN THOUSANDS)          1999      2000      2001      2002       2003      -AFTER      PAID       VALUE
---------------------------------------------------------------------------------------------------------------------
INTEREST RATE SENSITIVITY:
   SENIOR SUBORDINATED NOTES:                                                                                $126,876
      Interest Amount              $12,031   $12,031   $12,031   $12,031    $12,031     $52,771   $112,926
      Average Interest Rate         9.63%     9.63%     9.63%     9.63%      9.63%       9.63%      9.63%
   EXCHANGEABLE PREFERRED STOCK:                                                                             $123,750
      Dividend Amount              $15,711   $17,553   $19,637   $22,133    $24,640    $119,495   $219,169
      Average Interest Rate         11.38%    11.38%    11.38%    11.38%     11.38%      11.38%     11.38%
   CREDIT FACILITY:                                                                                          $190,000
      Interest Amount              $12,949   $13,946   $13,868   $12,967    $11,363     $17,608    $82,701
      Average Interest Rate         6.82%     7.34%     7.51%     7.69%      7.78%       7.93%      7.62%
   INTEREST RATE SWAPS:
     FIXED TO VARIABLE INTEREST
       RATE SWAP TRANSACTIONS
       -SENIOR SUBORDINATED
       NOTES                                                                                                   $2,262
      Interest Received            $(1,249)  $(1,363)  $(1,363)  $(1,363)     $(566)          -    $(5,904)
      Interest Paid                      -         -         -         -       $733      $4,355     $5,088
      Average Receive Rate          1.09%     1.09%     1.09%     1.09%      1.09%           -      1.09%
      Average Pay Rate                   -         -         -         -     1.01%       0.82%      0.84%


     VARIABLE TO FIXED INTEREST
          RATE SWAP TRANSACTIONS
          - CREDIT FACILITY:                                                                                    ($704)
      Interest Received                  -     $(190)    $(471)    $(768)    $(382)          -     $(1,811)
      Interest Paid                   $676         -         -         -         -           -        $676
      Average Receive Rate               -     0.12%     0.29%     0.47%     0.56%           -      0.29%
      Average Pay Rate                0.41%        -         -         -         -           -      0.41%

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 30, 1999, the Company's Board of Directors declared a dividend of one preferred share purchase right (a "Class A Right") for each outstanding share of Class A Common Stock, par value $.01 per share, of the Company. The dividend was payable on May 20, 1999, to shareholders of record on that date. A similar Class B Rights Agreement was adopted for holders of the Company's Class B Common Stock, par value $.01 per share.

Each Class A Right entitles the registered holder to purchase from the Company 1/100th of a Series A Junior Participating Preferred Share, par value $.01 per share (the "Series A Preferred Shares"), of the Company at a price of $120 per 1/100th of a Series A Preferred Share, subject to adjustment, upon the happening of certain events. The description and terms of the Class A Rights are set forth in the Class A Share Rights Agreement dated April 30, 1999, between the Company and Norwest Bank Minnesota, National Association, as rights agent.

For further information regarding the Class A Rights, see the Company's Report on Form 8-K dated April 30, 1999 or the Class A Share Rights Agreement, which was filed as an exhibit to the Company's Registration Statement on Form 8-A (No. 0-27416), filed with the Securities and Exchange Commission on May 18, 1999.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

    (a)   The Company held its Annual Meeting of Shareholders on May 20, 1999.
    (c)   The following matters were considered:

          1. To elect two directors, each for a three-year term;
                        NAME               AFFIRMATIVE      AUTHORITY WITHHELD
                        ----               -----------      ------------------
               George M. Revering           14,063,996              38,430
               Don C. Swenson               14,063,696              38,730

              There were no abstentions or broker non-votes.

              Continuing as directors were Richard P. Ekstrand,
                Jeffrey S. Gilbert, Marvin C. Nicolai, and George W. Wikstrom.

          2. To ratify appointment of Arthur Andersen LLP as the Company's independent auditors for fiscal 1998. Voting on ratification was 14,068,216 shares in favor, 2,150 opposed, 32,060 abstentions, and zero brokers non-votes.

ITEM 5.  OTHER INFORMATION

On August 6, 1999, the Company's Senior Vice President and Chief Financial Officer, Wesley E. Schultz, and the Company's Senior Vice President and General Counsel, Ann K. Newhall, were appointed to the Company's Board of Directors.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

            3.2   Bylaws, as amended and restated to date
           * 4    Class A Share Rights Agreement dated April 30, 1999, by and between the Registrant and Norwest Bank Minnesota, N.A.
                  as Rights Agent
             27   Financial Data Schedule

           *Filed as Exhibit 1 to the Company's Registration Statement on
                  Form 8-A (No. 0-27416) filed on May 18, 1999, and incorporated herein by reference.

    (b)  Reports on Form 8-K

          i) As reported under Item 5 and 7 in the Registrant's Report on Form 8-K dated April 30, 1999, the Company's Board of Directors adopted shareholder rights plans for each of its Class A Common Stock and Class B Common Stock.

         ii) As reported under Item 2 and 7 in the Registrant's Report dated June 7, 1999, the Company converted $12.5million of inter-company debt with Wireless Alliance, LLC ("Wireless Alliance") into equity. This conversion increases Rural Cellular Corporation's capital contribution to Wireless Alliance from $9.9 million to $22.4 million, thereby increasing its ownership in Wireless Alliance from 51% to 70%.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RURAL CELLULAR CORPORATION
                                       (Registrant)




Dated: August 13, 1999                 /s/ Richard P. Ekstrand
                                       ---------------------------------------
                                       Richard P. Ekstrand
                                       President and Chief Executive Officer


Dated: August 13, 1999                 /s/ Wesley E. Schultz
                                       ---------------------------------------
                                       Wesley E. Schultz
                                       Senior Vice President and Chief
                                       Financial Officer
                                       (Principal Financial Officer)