Form 10-Q
period 1999-09-30
RURAL CELLULAR CORP
filed 1999-11-15
CIK 869561

QuickLinks

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 for the quarterly period
ended September 30, 1999.
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 for the transition period
from to .

Commission File Number 0-27416

[LOGO]

Rural Cellular Corporation
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1693295 (I.R.S. Employer Identification No.)

PO Box 2000
3905 Dakota Street SW
Alexandria, Minnesota 56308
(320) 762-2000
(Address, including zip code, and telephone number,
including area code, of registrant's principal executive offices)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /x/  NO / /

    Number of shares of common stock outstanding as of the close of business on November 1, 1999:

Class A 8,004,711
Class B 1,076,473

TABLE OF CONTENTS

Page Number
Part I.—Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets— As of September 30, 1999 and December 31, 1998	3
Condensed Consolidated Statements of Operations— Three and Nine months ended September 30, 1999 and 1998	5
Condensed Consolidated Statements of Cash Flows— Nine months ended September 30, 1999 and 1998	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures about Market Risk	22
Part II.—Other Information
Item 5. Other Information	24
Item 6. Exhibits and Reports on Form 8-K	24
Signature page	25

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

    RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

ASSETS

	Sept. 30, 1999	Dec. 31, 1998
CURRENT ASSETS:
Cash	$1,073	$2,062
Accounts receivable, less allowance of $985 and $1,555	22,944	13,796
Inventories	3,068	2,321
Other current assets	631	813

Total current assets	27,716	18,992

PROPERTY AND EQUIPMENT, less accumulated depreciation of $60,903 and $42,538	128,764	131,714

LICENSES AND OTHER ASSETS:
Licenses and other intangible assets, less accumulated amortization of $16,812 and $8,108	321,135	309,672
Deferred debt ssuance costs, less accumulated amortization of $1,429 and $509	10,949	11,761
Other assets	6,770	8,385

Total licenses and other assets	338,854	329,818

	$495,334	$480,524

The accompanying notes are an integral part of these condensed consolidated balance sheets.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In Thousands)

(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

	Sept. 30, 1999	Dec. 31, 1998
CURRENT LIABILITIES:
Accounts payable	$11,906	$16,524
Advance billings and customer deposits	3,795	3,229
Accrued interest	6,305	3,508
Dividends payable	2,044	1,880
Other accrued expenses	4,802	3,389

Total current liabilities	28,852	28,530
LONG-TERM DEBT	307,143	298,851

Total liabilities	335,995	327,381
MINORITY INTEREST	—	1,663
EXCHANGEABLE PREFERRED STOCK	143,767	132,201
SHAREHOLDERS' EQUITY:
Class A common stock; $.01 par value; 15,000 shares authorized; 7,935 and 7,780 shares issued and outstanding	79	78
Class B common stock; $.01 par value; 5,000 shares authorized; 1,144 and 1,203 shares issued and outstanding	11	12
Additional paid-in capital	36,476	35,707
Accumulated deficit	(20,994)	(16,518)

Total shareholders' equity	15,572	19,279

	$495,334	$480,524

The accompanying notes are an integral part of these condensed consolidated balance sheets.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousand Except Per Share Data)

(Unaudited)

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	1999	1998	1999	1998
REVENUES:
Service	$28,162	$24,295	$78,263	$51,178
Roamer	15,971	8,699	33,310	13,577
Equipment	2,809	961	5,704	1,669

Total revenues	46,942	33,955	117,277	66,424

OPERATING EXPENSES:
Network costs	5,119	5,886	14,352	13,335
Cost of equipment sales	3,501	2,042	8,145	4,012
Selling, general and administrative	14,331	11,666	39,318	25,811
Depreciation and amortization	9,896	8,458	29,549	17,523

Total operating expenses	32,847	28,052	91,364	60,681

OPERATING INCOME	14,095	5,903	25,913	5,743

OTHER INCOME (EXPENSE):
Interest expense	(6,692)	(6,725)	(20,207)	(12,340)
Interest and dividend income	59	87	289	1,318
Other income (expense)	92	(347)	(210)	645
Minority interest	—	1,183	1,538	3,126

Other expense, net	(6,541)	(5,802)	(18,590)	(8,541)

INCOME (LOSS) BEFORE INCOME TAX AND EXTRAORDINARY ITEM	7,554	101	7,323	(2,798)
INCOME TAX PROVISION	—	—	34	—

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	7,554	101	7,289	(2,798)

Extraordinary item—early retirement of debt	—	(1,042)	—	(1,042)

NET INCOME (LOSS)	7,554	(941)	7,289	(3,840)

PREFERRED STOCK DIVIDEND	(4,032)	(3,528)	(11,765)	(5,398)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARE	$3,522	$(4,469)	$(4,476)	$(9,238)

NET INCOME (LOSS) PER BASIC COMMON SHARE	$0.39	$(0.50)	$(0.50)	$(1.04)
NET INCOME (LOSS) PER DILUTED COMMON SHARE	$0.36	$(0.50)	$(0.50)	$(1.04)

BASIC WEIGHTED AVERAGE COMMON SHARE OUTSTANDING	9,055	8,931	9,029	8,893
DILUTED WEIGHTED AVERAGE COMMON SHARE OUTSTANDING	9,725	8,931	9,029	8,893

The accompanying notes are an integral part of these condensed consolidated balance sheets.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended Sept. 30,
	1999	1998
OPERATING ACTIVITIES:
Net income (loss)	$7,289	$(3,840)
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	29,549	17,523
Extraordinary item—early extinguishment of debt	—	1,042
Equity in losses of unconsolidated affiliates	2	654
Change in minority interest	(1,663)	(3,125)
Other	769	(60)
Change in other operating elements:
Accounts receivable	(9,273)	(1,512)
Inventories	(748)	249
Other current assets	189	(308)
Accounts payable	(4,494)	1,220
Advance billings and customer deposits	557	6,230
Other accrued expenses	3,917	(83)

Net cash provided by operating activities	26,094	17,990

INVESTING ACTIVITIES:
Purchase of property and equipment, net	(15,694)	(23,956)
Purchase of Glacial Lakes Cellular	(11,156)	—
Purchase of Atlantic and Western Maine Cellular	—	(269,984)
Acquisition of FCC licenses	(8,655)	—
Other	(550)	(1,621)

Net cash used in investing activities	(36,055)	(295,561)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	770	1,227
Proceeds from issuance of senior subordinated notes	—	125,000
Proceeds from issuance of preferred stock	—	125,000
Proceeds from issuance of long-term debt	24,000	188,625
Proceeds from termination of interest rate swap	360	1,003
Repayments of long-term debt	(16,000)	(143,625)
Payment of debt issuance costs	(158)	(12,505)

Net cash provided by financing activities	8,972	284,725

NET INCREASE (DECREASE) IN CASH	(989)	7,154
CASH, at beginning of period	2,062	1,995

CASH, at end of period	$1,073	$9,149

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1) BASIS OF PRESENTATION:

    The accompanying condensed consolidated financial statements for the periods ended September 30, 1999 and 1998 have been prepared by Rural Cellular Corporation and subsidiaries (the "Company") without audit. In the opinion of management, normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the operating results for the full fiscal year or for any other interim periods.

2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Income (loss) Per Common Share:

    Income (loss) per common share is calculated using the weighted average number of shares of outstanding common stock during the period. The number of shares outstanding has been calculated based on the requirements of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." During periods where a net loss is recorded all options outstanding are anti-dilutive; thus basic and diluted loss per share are equal. In periods where net income is recorded, certain options are dilutive and are included in the basis to calculate the diluted income per share.

Recently Issued Accounting Standards:

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." It requires the recognition of all derivatives as either assets or liabilities and the measurement of those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The implementation of SFAS No. 133 is not expected to have a material impact on the Company's financial position or results of operations.

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

Glacial Lakes Cellular 2000

    Effective February 1, 1999, the Company acquired RGI, Inc. d/b/a Glacial Lakes Cellular 2000 ("Glacial") for approximately $11.2 million. Operating under the name Cellular 2000®, Glacial provides cellular service to northeastern South Dakota (RSA 4), which includes eight counties and is adjacent to RCC's existing cellular operation in northern and central Minnesota. Glacial's service area encompasses 69,000 POPs.

Accounting Treatment

    The purchase prices for Atlantic, WMC and Glacial were allocated to the net assets based on their estimated fair values and the excess was recorded as goodwill and is being amortized over 39 years. All of the above acquisitions have been accounted for under the purchase method of accounting; accordingly, operating results have been included from the date of acquisition.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
	(In thousands, except for per share data)		(In thousands, except for per share data)
Total revenues	$46,942	$35,058	$117,630	$93,260
Operating income	14,095	6,075	25,943	11,026

Net income (loss)	$3,522	$(4,494)	$(4,548)	$(19,972)
Basic weighted average common shares outstanding	9,055	8,931	9,029	8,893
Diluted weighted average common shares outstanding	9,725	8,931	9,029	8,893
Basic net earnings (loss) per share	$0.39	$(0.50)	$(0.50)	$(2.25)
Diluted net earnings (loss) per share	$0.36	$(0.50)	$(0.50)	$(2.25)

4) LONG TERM DEBT:

    The Company had the following long-term debt outstanding at:

	September 30, 1999	December 31, 1998
	(In thousands)
$300 million credit facility	$181,000	$173,000
Deferred gain on hedge agreements	1,143	851
9 5/8% Senior Subordinated Notes	125,000	125,000

Long-term debt	$307,143	$298,851

    9 5/8% Senior Subordinated Notes—On May 14, 1998, the Company issued $125 million principal amount of 9 5/8% Senior Subordinated Notes due 2008 (the"Senior Subordinated Notes"). Interest on the Senior Subordinated Notes began to accrue on May 14, 1998, and is payable semi-annually on May 15 and November 15 of each year, commencing on November 15, 1998. The Senior Subordinated Notes will mature on May 15, 2008, and are redeemable, in whole or in part, at the option of the Company, at any time on or after May 15, 2003 at 104.813% of the principal amount declining annually to 100% of the principal amount on and after May 15, 2006. In addition, at any time prior to May 15, 2001, the Company may redeem up to 25% of the aggregate principal amount of Senior Subordinated Notes with the net cash proceeds of a "qualifying event" at a price equal to 109.625% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption; provided that at least $90 million in aggregate principal amount of Senior Subordinated Notes remains outstanding immediately after such redemption. A "qualifying event" is a public equity offering or one or more strategic equity investments which in either case results in aggregate net proceeds to the Company of not less than $50 million. Within 30 days after the occurrence of a change of control, the Company will be required to make an offer to purchase all outstanding Senior Subordinated Notes at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase. The Senior Subordinated Notes are unsecured senior subordinated obligations of the Company and will be subordinated in right of payment to future senior indebtedness (as defined in the Indenture related to the Senior Subordinated Notes) of the Company and effectively subordinated to all obligations of the Company's subsidiaries (including the guarantees by such subsidiaries of the Credit Facility described below).

    Credit Facility—On July 1, 1998, the Company entered into a revolving Credit Facility for $300 million with a syndicate of banks (the "Credit Facility"). At the Company's discretion, advances under the Credit Facility bear interest at the London Interbank Offering Rate ("LIBOR") plus an applicable margin (1.25% as of September 30, 1999) and will be based on the Company's ratio of indebtedness to annualized operating cash flow as of the end of the most recently completed fiscal quarter. As of September 30, 1999, the effective rate of interest on the Credit Facility, excluding the impact of the hedge agreements, was 7.04%. A commitment fee of 0.375% on the unused portion of the Credit Facility is payable quarterly. Borrowings under the Credit Facility are secured by a pledge of all the assets of the Company excluding its ownership in the stock of Cellular 2000, Inc. Mandatory commitment reductions will be required upon any material sale of assets. The Credit Facility is subject to various covenants including the ratio of indebtedness to annualized operating cash flow and the ratio of annualized operating cash flow to interest expense. As of September 30, 1999, the Company was in compliance with all covenants under the Credit Facility.

    Beginning in 2001, the Credit Facility is to be reduced in equal quarterly amounts increasing annually as follows (in thousands):

Year	Amount
1999	$—
2000	—
2001	13,575
2002	18,100
2003	27,150
2004	36,200
Thereafter	85,975

Total	$181,000

5) FINANCIAL INSTRUMENTS:

    As required by the Credit Facility, the Company maintains interest rate swaps on at least 50% of the principal amount of the loans outstanding such that the weighted average term of all interest rate protection is not less than three years at all dates of determination and as otherwise provided in the Credit Facility. Under the interest rate swap agreements, the Company will pay the difference between LIBOR and the fixed swap rate if the LIBOR exceeds the swap rate. As of September 30, 1999, the Company is party to three interest rate swaps expiring August 6, 2003, with a total outstanding notional amount of $165 million and a negative fair market value of $491,000. Income and expense associated with swap transactions are accrued over the periods prescribed by the contracts.

    On February 2, 1999, the Company also entered into two swap transactions with TD Bank Financial Group, which, together, effectively lower the interest rate on the Senior Subordinated Notes from 9.625% to 8.535% through May 2003. During the period of June 2003 through May 2008, the Company will pay the difference between LIBOR and the fixed swap rate if the swap rate exceeds LIBOR, and the Company will receive the difference between LIBOR and the fixed swap rate if LIBOR exceeds the swap rate. Settlement occurs on the semiannual reset dates specified by the terms of the contracts. The notional principal amount of the interest rates swaps outstanding was $125 million at February 2, 1999. As of September 30, 1999, the positive fair market value of the swap transactions was $3.3 million.

    In 1998 in anticipation of the offering of the Senior Subordinated Notes and Exchangeable Preferred Stock, the Company entered into a $150 million hedge agreement. On May 12, 1998, the Company settled the hedge agreement, resulting in a gain of approximately $1.0 million. This gain is being accreted as a reduction of interest expense over the lives of the underlying debt instruments.

6) SUPPLEMENTAL DISCLOSURE OF CONDENSED CONSOLIDATED CASH FLOW INFORMATION:

	Nine months ended September 30,
	1999	1998
	(In thousands)
Cash paid for:
Income taxes	$34	$—
Interest	16,302	6,888
Non-cash investing and financing activity:
Preferred stock dividends paid in kind	$11,566	$3,554

7) SEGMENT INFORMATION:

    The Company's consolidated financial statements consist of the business units RCC Cellular and Wireless Alliance. RCC Cellular includes cellular operations in Minnesota, South Dakota, Maine, Massachusetts, New Hampshire, New York and Vermont. Wireless Alliance, a joint venture that commenced cellular reselling operations in November 1996 and launched its first PCS networks in the second quarter of 1998, is 70%-owned by the Company and 30%-owned by APT Inc., an affiliate of Aerial Communications, Inc. Information about the Company's operations in its business units for the three and nine months ended September 30, 1999 and 1998 is as follows:

	Three months ended September 30,		Nine months Ended September 30,
	1999	1998	1999	1998
	(In thousands)		(In thousands)
Statement of Operations:
Revenues
RCC Cellular	$44,661	$31,069	$110,581	$58,391
Wireless Alliance LLC	2,355	3,339	7,008	9,273
Eliminating	(74)	(453)	(312)	(1,240)

Total revenue	46,942	33,955	117,277	66,424

Operating expenses
RCC Cellular	28,638	23,217	78,921	47,133
Wireless Alliance LLC	4,283	5,288	12,755	14,788
Eliminating	(74)	(453)	(312)	(1,240)

Total operating expenses	32,847	28,052	91,364	60,681
Operating income (loss)
RCC Cellular	16,023	7,852	31,660	11,258
Wireless Alliance LLC	(1,928)	(1,949)	(5,747)	(5,515)

Total operating income	14,095	5,903	25,913	5,743

Depreciation and amortization
RCC Cellular	8,727	7,582	25,883	15,520
Wireless Alliance LLC	1,169	876	3,666	2,003

Total depreciation and amortization	9,896	8,458	29,549	17,523
Interest expense
RCC Cellular	6,692	6,725	20,207	12,487
Wireless Alliance LLC	545	470	1,901	871
Eliminating	(545)	(470)	(1,901)	(1,018)

Total interest expense	6,692	6,725	20,207	12,340
Other Operating Data:
EBITDA(*)
RCC Cellular	24,750	15,434	57,543	26,778
Wireless Alliance LLC	(759)	(1,073)	(2,081)	(3,512)

Total EBITDA	23,991	14,361	55,462	23,266
Capital expenditures
RCC Cellular	4,893	4,932	12,584	15,726
Wireless Alliance LLC	675	2,368	3,110	8,230

Total capital expenditures	$5,568	$7,300	$15,694	$23,956

	Sept. 30, 1999	Dec. 31, 1998
Balance Sheet Data:
Property and equipment
RCC Cellular	$165,815	$151,227
Wireless Alliance LLC	23,851	23,025

Total property and equipment	189,666	174,252
Total assets
RCC Cellular	504,422	476,251
Wireless Alliance LLC	33,995	34,870
Eliminating	(43,083)	(30,597)

Total assets	$495,334	$480,524

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

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	1999	1998	1999	1998
REVENUES:
Service	60.0%	71.6%	66.7%	77.0%
Roamer	34.0	25.6	28.4	20.5
Equipment	6.0	2.8	4.9	2.5

Total revenues	100.0	100.0	100.0	100.0

OPERATING EXPENSES:
Network costs	10.9	17.3	12.2	20.1
Cost of equipment sales	7.5	6.0	7.0	6.0
Selling, general and administrative	30.5	34.4	33.5	38.9
Depreciation and amortization	21.1	24.9	25.2	26.4

Total operating expenses	70.0	82.6	77.9	91.4

OPERATING INCOME	30.0	17.4	22.1	8.6

OTHER INCOME (EXPENSE):
Interest expense	(14.2)	(19.8)	(17.2)	(18.6)
Interest and dividend income	0.1	0.3	0.2	2.0
Other expense	0.2	(1.0)	(0.2)	(1.0)
Minority interest	—	3.5	1.3	4.7

Other expense, net	(13.9)	(17.0)	(15.9)	(12.9)

INCOME (LOSS) BEFORE INCOME TAX	16.1	0.4	6.2	(4.3)
INCOME TAX PROVISION	—	—	0.0	—

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	16.1	0.4	6.2	(4.3)

Extraordinary item—early retirement of debt	—	(3.1)	—	(1.6)

NET INCOME (LOSS)	16.1	(2.7)	6.2	(5.9)

PREFERRED STOCK DIVIDEND	(8.6)	(10.4)	(10.0)	(8.1)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	7.5%	(13.1)%	(3.8)%	(14.0)%

EBITDA(5)	51.1%	42.3%	47.3%	35.0%

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	1999	1998	1999	1998
Other Operating Data:
Customers at period end:
RCC Cellular	217,689	175,847	217,689	175,847
Wireless Alliance—Cellular	1,840	15,481	1,840	15,481
Wireless Alliance—PCS	11,110	2,264	11,110	2,264
Other	13,790	11,469	13,790	11,469

Total customers	244,429	205,061	244,429	205,061
Penetration:(1)
RCC Cellular	9.0%	7.5%	9.0%	7.5%
Wireless Alliance—PCS	1.6%	0.3%	1.6%	0.3%
Retention:(2)
RCC Cellular	98.3%	98.5%	98.4%	98.6%
Wireless Alliance—PCS	97.5%	98.0%	98.1%	98.8%
Average monthly revenue per customer:(3)
RCC Cellular	$63	$57	$55	$52
Wireless Alliance—PCS	$51	$68	$52	$65
Acquisition cost per customer:(4)
RCC Cellular	$364	$369	$367	$393
Wireless Alliance—PCS	$526	$722	$518	$525
Cell sites / Base stations:
RCC Cellular	257	204	257	204
Wireless Alliance—PCS	57	40	57	40

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

    The following chart summarizes the Company's existing wireless systems:

	Percentage Ownership	Total POPs	Net POPs	Date of Acquisition
RCC Cellular
Midwest Cluster
Minnesota RSA 1	100%	50,000	50,000	4/01/91
Minnesota RSA 2	100%	64,000	64,000	4/01/91
Minnesota RSA 3	100%	59,000	59,000	4/01/91
South Dakota RSA 4	100%	69,000	69,000	2/01/99
Minnesota RSA 5	100%	206,000	206,000	4/01/91
Minnesota RSA 6	100%	257,000	257,000	4/01/91

Total Midwest POPs		705,000	705,000

New England Cluster
MRCC
Maine, Bangor MSA	100%	143,000	143,000	5/01/97
Maine RSA 1	100%	83,000	83,000	7/31/98
Maine RSA 2	100%	148,000	148,000	5/01/97
Maine RSA 3	100%	221,000	221,000	5/01/97

Total MRCC POPs		595,000	595,000

Atlantic
Massachusetts RSA 1	100%	71,000	71,000	7/01/98
New Hampshire RSA 1	100%	223,000	223,000	7/01/98
New York RSA 2	100%	226,000	226,000	7/01/98
Vermont, Burlington MSA	100%	148,000	148,000	7/01/98
Vermont RSA 1	100%	210,000	210,000	7/01/98
Vermont RSA 2	100%	232,000	232,000	7/01/98

Total Atlantic POPs		1,110,000	1,110,000

Total New England POPs		1,705,000	1,705,000

Total RCC Cellular POPs		2,410,000	2,410,000

Wireless Alliance (PCS)
Duluth, Minnesota/Superior, Wisconsin:
Cook, Lake, St. Louis and Carlton (portion) Counties in Minnesota and Douglas County in Wisconsin	70%	270,000	189,000	4/10/97
Fargo, North Dakota/Moorhead, Minnesota:
Cass and Trail Counties in North Dakota and Clay County in Minnesota	70%	175,000	123,000	4/10/97
Grand Forks, North Dakota:
Grand Forks County in North Dakota and Polk County in Minnesota	70%	102,000	71,000	4/10/97
Sioux Falls, South Dakota:
Minnehaha and Lincoln Counties in South Dakota	70%	161,000	113,000	11/06/97

Total PCS POPs		708,000	496,000

Total POPs		3,118,000	2,906,000

  •
  Source: Updated for July 1, 1997 estimates, 1990 U. S. Census Bureau Official Statistics.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

Revenues

    Service revenues for the three months ended September 30, 1999 increased 15.9% to $28.2 million from $24.3 million in 1998. Service revenues for the nine months ended September 30, 1999 increased 52.9% to $78.3 million from $51.2 million in 1998. The revenue growth for the three months ended September 30, 1999 reflects 11,000 additional customers added through increased penetration in existing markets. The revenue growth for the nine months ended September 30, 1999 reflects the effect of 23,000 additional customers added through increased penetration in existing markets and the acquisitions of Atlantic, WMC and Glacial. Local service revenue per customer for the three months ended September 30, 1999 declined slightly when compared to the third quarter of 1998. RCC Cellular penetration increased to 9.0% at September 30, 1999 as compared to 7.5% at September 30, 1998. Wireless Alliance PCS penetration increased to 1.6% at September 30, 1999 as compared to 0.3% at September 30, 1998. Service revenues are expected to increase in the future primarily as a result of future acquisitions, further anticipated industry-wide growth in subscribers and expansion of the Company's coverage.

    Roamer revenues for the three months ended September 30, 1999 increased 83.6% to $16.0 million from $8.7 million in 1998. Roamer revenues for the nine months ended September 30, 1999 increased 145.4% to $33.3 million from $13.6 million in 1998. Roamer revenues have increased due to the activation of additional cell sites, acquisitions of new service areas and increased industry-wide wireless usage resulting from the now popular one-rate plans. Partially offsetting increases in wireless usage as it relates to roaming during the quarter was the impact from the negotiation of roaming agreements with two major roaming partners. Accordingly, roamer revenues have increased as a percentage of cellular revenues (excluding the impact of Wireless Alliance) to 35.7% for the three months ended September 30, 1999 from 29.4% in the comparable period of the prior year. During the nine months ended September 30, 1999, roamer revenues as a percentage of revenues (excluding the impact of Wireless Alliance) increased to 30.1% as compared to 24.7% during the comparable period of the prior year. Wireless Alliance generated $122,000 and $334,000 in PCS roaming revenue, respectively, during the three and nine months ended September 30, 1999.

    Equipment revenues for the three and nine months ended September 30, 1999 increased 192.2% and 241.8%, respectively, over the comparable periods of the prior year. This growth reflects network equipment reselling and increases in direct phone sales programs.

Operating Expenses

    Network costs include switching and transport expenses and the expenses associated with the maintenance and operation of the Company's wireless network facilities, as well as charges from other service providers for resold minutes and services. Network cost for the three months ended September 30, 1999, decreased 13.0% over the comparable period of the prior year. This decrease primarily reflects costs not incurred by the Company resulting from its scale back of its cellular reselling program. Network cost for the nine months ended September 30, 1999, increased 7.6%. The increase in network costs resulted primarily from expenses incurred by RCC Atlantic, which more than offset Wireless Alliance network cost reductions. As a percentage of total revenues, network costs for the three and nine months ended September 30, 1999 decreased to 10.9% and 12.2%, respectively, from 17.3% and 20.1% in the comparable periods of the prior year. Wireless Alliance network costs for the three and nine months ended September 30, 1999 decreased to $1.1 million and $3.5 million, respectively, from $2.5 million and $7.1 million in the comparable periods of the prior year. The Company expects consolidated network costs to continue to decline as a percentage of revenues as revenues continue to outpace the fixed components of network costs.

    Cost of equipment sales for the three and nine months ended September 30, 1999 increased 71.4% and 103.0%, respectively, over the comparable periods of the prior year to $3.5 million and $8.2 million, respectively, from $2.0 million and $4.0 million. As a percentage of revenue, cost of equipment for each of the three and nine months ended September 30, 1999 increased to 7.5% and 7.0% respectively, as compared to 6.0% in comparable periods of the prior year. This growth was primarily due to the cost of resold network equipment combined with an increase in the number of phones sold to direct resale customers.

    Selling, general, and administrative ("SG&A") expenses include salaries, benefits, and operating expenses such as marketing, commissions, customer support, accounting, administration, and billing. SG&A for the three and nine months ended September 30, 1999 increased 22.8% and 52.3%, respectively, over the comparable periods of the prior year to $14.3 million and $39.3 million, respectively, from $11.7 million and $25.8 million. The increase in SG&A resulted primarily from additional costs related to the operation of RCC Atlantic. Reflecting certain economies achieved through the Atlantic acquisition and the relatively fixed nature of SG&A, SG&A decreased as a percentage of revenue for the three and nine months ended September 30, 1999 to 30.5% and 33.5%, respectively, as compared to 34.4% and 38.9%, respectively, in the comparable periods of the prior year. Due to the seasonality of the Company's revenue stream, the Company expects SG&A as a percentage of total revenues to be higher in the upcoming fourth quarter as compared to the second and third quarters of its fiscal year.

    Depreciation and amortization expense for the three and nine months ended September 30, 1999 increased 17.0% and 68.6%, respectively, over the comparable periods of the prior year to $9.9 million and $29.6 million, respectively, from $8.5 million and $17.5 million. The increase reflects the depreciable assets acquired as part of the Atlantic acquisition, the Company's continued construction and acquisition efforts and its investments in network facilities, including the Company's launch of PCS services through Wireless Alliance, and rental equipment.

Other Income (Expense)

    Interest expense for the three months ended September 30, 1999 and 1998 was $6.7 million. Interest expense for the nine months ended September 30, 1999 increased 63.8% to $20.2 million as compared to $12.3 million in the comparable period of the prior year. The increase in interest expense for the nine month period ended September 30, 1999 resulted from higher average borrowings under the Credit Facility and interest related to the 9 5/8% Senior Subordinated Notes ("Senior Subordinated Notes"). Borrowing under the Credit Facility and Senior Subordinated Notes were used to finance the acquisitions of Atlantic and WMC, the continued build-out of additional cell sites, and other growth initiatives. Other income for the nine months ended September 30, 1999 also includes a decrease of 50.8% in the minority partner's absorption of Wireless Alliance losses to $1.5 million from $3.1 million in the comparable period of the prior year. Reflecting the minority partner's maximum accumulated contribution towards Wireless Alliance losses posted at June 30, 1999, the Company did not post an additional offset to Wireless Alliance losses during the three months ended September 30, 1999.

Seasonality

    Somewhat offset by the RCC Atlantic business unit more year around roaming revenues, the Company experiences seasonal fluctuations in revenues and operating income (loss). The Company's average monthly roamer revenue per cellular customer increases during the second and third calendar quarters. This increase reflects greater usage by the Company's roamer customers who travel in the Company's cellular service area for weekend and vacation recreation or work in seasonal industries. Because the Company's cellular service area includes many seasonal recreational areas, the Company expects that roamer revenues will continue to fluctuate seasonally more than service revenues. The Company expects its operations in the fourth quarter of 1999 to be affected by the traditional seasonal slowing in wireless usage in its service areas resulting in decreased revenue and EBITDA as compared to the third quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary liquidity requirements are for working capital, capital expenditures, debt service, acquisitions, and customer growth. These requirements have been met through cash flow from operations and borrowings under the Company's Credit Facility. As of September 30, 1999, the Company had $181 million outstanding under its $300 million Credit Facility. Under the Credit Facility, amounts may be borrowed or repaid at any time through maturity provided that, at no time, the aggregate outstanding borrowings exceed the total of the Credit Facility.

    Net cash provided by operating activities was $26.1million for the nine months ended September 30, 1999. Adjustments to the $7.3 net income to reconcile to net cash used in operating activities included $30.0 million in depreciation and amortization and a $9.3 million increase in accounts receivable.

    Net cash used in investing activities for the nine months ended September 30, 1999 was $36.1 million. The principal uses of cash included the Company's $11.2 million acquisition of Glacial, $15.7 million in purchases of property and equipment, of which $3.1 million was attributable to Wireless Alliance capital expenditures. These purchases reflect the continued expansion of existing coverage in RCC Cellular and the continued upgrading of existing cell sites and switching equipment. Capital expenditures (including $1.3 million for Wireless Alliance) are expected to be approximately $5.3 million in the fourth quarter of 1999. Capital expenditures and debt service are expected to be funded through internally generated cash flow and, if necessary, borrowings under the Credit Facility. In addition, an affiliate of the Company was a successful bidder in the FCC Local Multi-Point Distribution System ("LMDS") auction at a cost of $7.0 million and was a successful bidder in the FCC C Block license auction acquiring the St. Cloud, MN BTA for $1.6 million.

    Net cash provided by financing activities was $9.0 million for the nine months ended September 30,1999. Financing activities for such period primarily consisted of $8 million in additional borrowing under the Credit Facility, net of a partial repayment of $16 million.

    The Company believes that cash flow from operations and the funds available under the credit facility will be sufficient to sustain current operations. Effective November 8, 1999, the Company's wholly owned subsidiary, RCC Holdings, Inc., entered into an agreement to acquire the cellular telephone licenses, operations, and related assets of Triton Cellular Partners, L. P. at a cost of $1.24 billion. For further information regarding the proposed acquisition, see Part II, Item 5 and Exhibits 2 and 99 to this Report. The Company believes that the financing arranged for the acquisition will be sufficient both to complete the acquisition and for the Company's normal operations following the acquisition.

Year 2000 Readiness

General

    Issues regarding Year 2000 readiness exist because many computer systems and applications currently in use employ two-digit fields to designate a year. As a result, date sensitive systems may recognize the year 2000 as 1900 or not at all. This inability to recognize or properly treat the Year 2000 may result in system failures or miscalculations causing disruptions of operations, including, among other things, an inability to process transactions, send invoices, or engage in normal business activities. Hence, the computerized systems used by the Company have been reviewed, evaluated and if and where necessary, modified or replaced to ensure that all business and operational systems are Year 2000 ("Y2K") ready.

State of Readiness

    The Company has formed a Y2K Project Team, representing all business units, and staffed with subject matter experts to address Y2K readiness matters. The Y2K Project Team's plan is made up of five phases: identification, assessment, remediation, test and acceptance, and contingency planning.

    Major areas being addressed by the Y2K project team include:

  •
  the cellular network

  •
  interconnectivity of RCC's cellular service with local and long distance telecommunications networks

  •
  clearinghouse arrangements to allow verification and billing of roaming traffic

  •
  the Company's wide area and local area computer networks and internal communications systems

  •
  Company server hardware, software and desktop systems

  •
  billing software and related elements

  •
  financial and operational reporting systems

  •
  information integration systems

  •
  critical suppliers, including financial institutions, payroll/benefits processing, credit bureaus, benefit plans, building systems, and office systems

    The project team has completed the identification and assessment phase of its Y2K readiness task accounting for almost all external and internal computer hardware, software, and computer based items. The results of the assessment have determined that much of the internal systems are Y2K ready.

    Remediation efforts towards upgrading, replacing or discontinuing mission critical non-compliant systems, including billing and switching systems, were completed during the third quarter of 1999. Mission critical systems are those whose failure poses a risk of disruption to the Company's ability to provide wireless services, to collect revenues, to meet safety standards, or to comply with legal requirements.

Risks relating to Y2K Readiness Matters

    The failure of the Company to upgrade its billing systems to be Y2K ready may result in the Company being unable to continue operations. Accordingly, the Company has identified the issues regarding Y2K readiness in its billing systems and now believes it has all mission critical software and hardware remedied and Y2K ready. When possible, the Company continues to test some of its Y2K related system upgrades. The Company has also participated in the wireless industry's successful Y2K readiness testing of GTE's roaming clearing-house. Although the Company believes that these efforts should result in a cellular network that will continue to function without material service affecting outages due to Y2K problems, some network equipment suppliers have been unwilling or unable to give unqualified warranties that network equipment is Y2K compliant. Service affecting outages, if prolonged and widespread, will materially affect the Company's revenues.

    The terms and conditions under which the Company provides cellular and paging services to its customers contain provisions that limit the Company's liability in the event that there is a service failure. The terms and conditions provide that the Company is not liable for any consequential or incidental damages to its customers. They further provide that no credit will be given for service outages of less than 24 hours in duration. In addition, they limit damages for failure to provide service to a credit for the pro rated number of days that service was unavailable. Service affecting outages have occurred in limited geographic areas in the past and the Company has not been found liable to any person for damages in excess of the limitations imposed by the terms and conditions of service. The Company believes it is unlikely that an outage related to Y2K readiness would lead to a different result. The Company has adopted a policy of not giving any warranties to customers regarding Y2K readiness. The Company, at this time, does not anticipate that any litigation involving the Company would arise as a result of Y2K readiness issues.

Estimated Y2K Readiness Costs

    During 1998, the Company did not incur material costs related to bringing systems into Y2K readiness. For 1999, the Company has budgeted $2.0 million to cover costs associated with Y2K assessments, modifications, and associated upgrades of which approximately $1.3 million has been spent towards upgrades and replacements to non-Y2K compliant systems. The Company did not incur any material Y2K related costs during the third quarter of 1999.

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

Contingency Planning

    The Company's Y2K most likely worst case scenario may involve interruption of telecommunications services and data processing services and/or interruption of customer billing, operating and other information systems. The Company has developed contingency plans that might be available in the event of either internal or external Y2K readiness problems. There are however, some mission critical systems, including the billing system, where viable contingency plans cannot be developed.

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

Forward Looking Statements

    Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. A number of factors could cause actual results, performance, achievements of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the wireless and telecommunications industries, changes in economic conditions in general and in the Company's business, demographic changes, changes in prevailing interest rates and the availability of and terms of financing to fund the anticipated growth of the Company's business, the ability to attract and retain qualified personnel, the significant indebtedness of the Company, and changes in the Company's acquisition and capital expenditure plans. Investors are cautioned that all forward-looking statements involve risks and uncertainties.

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

    The information below summarizes the Company's sensitivity to market risk associated with fluctuations in interest rates as of September 30, 1999. To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented within each market risk category in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Company's Senior Subordinated Notes and bank credit facilities in effect at September 30, 1999. The table also presents payments in kind, interest and related interest rates by year of maturity for the Company's Exchangeable Preferred Stock in effect at September 30, 1999. The cash flows related to the variable portion of interest rate swaps are determined by dealers using valuation models that estimate the future level of interest rates, with consideration of the applicable yield curve as of September 30, 1999. For interest rate swaps and interest rate protection agreements, the table presents notional amounts and the related reference interest rates by year of maturity. Fair values included herein have been determined based on (i) quoted market prices for Exchangeable Preferred Stock and Senior Subordinated Notes; (ii) the carrying value for the bank credit facility at September 30, 1999 as interest rates are reset periodically; and (iii) estimates obtained from dealers to settle interest rate swaps and interest rate protection agreements. Notes 4 and 5 to the Consolidated Financial Statements contain descriptions of the Senior Subordinated Notes and the Credit Facility and interest rate risk management agreements and should be read in conjunction with the table below.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	1999	2000	2001	2002	2003	There- After	Total Paid	Market Value
	(Dollars in thousands)
Interest Rate Sensitivity:
Senior Subordinated Notes:								$130,000
Interest Amount	$12,031	$12,031	$12,031	$12,031	$12,031	$52,771	$112,926
Average Interest Rate	9.63%	9.63%	9.63%	9.63%	9.63%	9.63%	9.63%
Exchangeable Preferred Stock:								$123,750
Dividend Amount	$15,711	$17,553	$19,637	$22,133	$24,640	$119,495	$219,169
Average Dividend Rate	11.38%	11.38%	11.38%	11.38%	11.38%	11.38%	11.38%
Credit Facility:								$181,000
Interest Amount	$12,358	$13,177	$13,140	$12,241	$10,756	$16,713	$78,385
Average Interest Rate	6.83%	7.28%	7.47%	7.62%	7.73%	7.90%	7.58%
Interest Rate Swaps:
Fixed to Variable Interest Rate Swap Transactions—Senior Subordinated Notes								$3,308
Interest Received	$(1,249)	$(1,363)	$(1,363)	$(1,363)	$(568)	—	$(5,906)
Interest Paid	—	—	—	—	$587	$3,132	$3,719
Average Receive Rate	1.09%	1.09%	1.09%	1.09%	1.09%	—	1.09%
Average Pay Rate	—	—	—	—	0.81%	0.59%	0.62%
Variable to Fixed Interest Rate Swap Transactions—Credit Facility:								$(491)
Interest Received	—	$(388)	$(817)	$(1,064)	$(519)	—	$(2,788)
Interest Paid	$744	—	—	—	—	—	$744
Average Receive Rate	—	0.24%	0.50%	0.65%	0.76%	—	0.56%
Average Pay Rate	0.45%	—	—	—	—	—	0.451%

PART II. OTHER INFORMATION

Item 5. OTHER INFORMATION

    On November 8, 1999, the Company announced that its subsidiary, RCC Holdings, Inc., entered into a definitive agreement to acquire the cellular telephone licenses, operations and related assets of Triton Cellular Partners, L.P. ("Triton Cellular"). The transaction is valued at approximately $1.24 billion. In conjunction with the acquisition, RCC has arranged for a private investment of up to $200 million of redeemable convertible preferred stock, bearing a dividend rate of 8% and convertible into common stock at $53 per share. The redeemable convertible preferred stock conversion price was calculated on October 15, 1999 utilizing an 18.3% premium to the 15-day average trailing stock price of $44.81 per share. In addition, the Company has arranged for bridge financing of up to $135 million and will enter into a new $1.2 billion credit facility. The transaction is subject to regulatory approval and is expected to be completed in the spring of 2000. For more information regarding this matter, see the Company's press release filed as exhibit 99 and the Asset Purchase Agreement among Triton Cellular Partners, L.P. and Rural Cellular Corporation filed as exhibit 2 to this report.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

  2
  Asset Purchase Agreement among Triton Cellular Partners, L.P. Rural Cellular Corporation as of November 8, 1999, including Escrow Agreement

  27
  Financial Data Schedule

  99
  Press Release dated November 8, 1999

  (b)
  Reports on Form 8-K

  None

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RURAL CELLULAR CORPORATION (Registrant)
Dated: November 15, 1999	/s/ RICHARD P. EKSTRAND Richard P. Ekstrand President and Chief Executive Officer
Dated: November 15, 1999	/s/ WESLEY E. SCHULTZ Wesley E. Schultz Senior Vice President and Chief Financial Officer (Principal Financial Officer)

QuickLinks

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PART II. OTHER INFORMATION
Item 5. OTHER INFORMATION
Item 6. EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES