Form 10-K
period 1999-12-31
RURAL CELLULAR CORP
filed 2000-03-29
CIK 869561

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 1999.
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to

Commission File Number 0-27416

RURAL CELLULAR CORPORATION

(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1693295 (I.R.S. Employer Identification No.)

3905 Dakota Street
Alexandria, Minnesota 56308
(320)762-2000
(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
 NONE

Securities registered pursuant to Section 12(g) of the Act:
 Class A Common Stock, par value $.01 per share
(Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Aggregate value of shares of common stock held by nonaffiliates of the Registrant based upon the closing price on The Nasdaq National Market on March 21, 1999 (only shares held by directors, officers and their affiliates, and holders of more than 5% of Class A or Class B stock are excluded): $450,862,888

    Number of shares of common stock outstanding as of the close of business on March 21, 2000:

Class A 10,884,480
Class B  1,032,163
 Documents incorporated by reference:

    Portions of the definitive Proxy Statement relating to the 2000 Annual Meeting of Shareholders
("Proxy Statement") are incorporated by reference into Part III of this report.

PART I

ITEM 1. BUSINESS

    References in this Form 10-K to "Rural Cellular," "RCC," "we," "our," and "us" refer to Rural Cellular Corporation and its subsidiaries as a combined entity, except where it is more clear that those terms mean only the parent company.

(a) General Development of Business

    We are a cellular operator in the United States, primarily in rural markets, covering a total population of approximately 4.7 million and serving 452,000 cellular customers as of December 31, 1999, on a pro forma basis after giving effect to our pending acquisition of the licenses, operations, and related assets of Triton Cellular Partners, L.P ("Triton"). We currently provide cellular communications services in three regional clusters operating in seven states, and upon completion of the Triton acquisition, we will add two additional regional clusters operating in five states. We also own a 70% interest in Wireless Alliance, which provides personal communications services covering a total population of 708,000 and serving 16,000 customers in four states. We believe that owning and operating wireless systems in rural markets provides growth opportunities because these systems have lower penetration rates, a higher proportion of roamer revenues, and less competition for customers than wireless systems located in larger metropolitan areas.

    Our markets generally are characterized by concentrations of small businesses, vacation destinations, and, given the distance between population centers, substantial travel time. We believe these characteristics promote strong local wireless usage and allow us to generate significant roamer revenues. We operate our wireless systems using a decentralized management approach, which allows us to achieve marketing and distribution benefits, as well as operating efficiencies. This decentralized management approach allows us to develop a local presence in the communities we serve, which enhances our competitive position and allows us to tailor our products and services to meet our customers' specific needs. We believe that our ability to customize our products and services results in greater customer satisfaction, customer retention, and market penetration. In addition, where appropriate, we share our service programs and operating practices among our various markets. As a result of these strategies, we have been able to generate internal growth and improve our operating and financial performance.

    We follow a strategy of acquiring cellular systems primarily in rural markets. We focus on acquiring underdeveloped cellular systems that include a high concentration of highway corridors and, as a result, tend to have a significant amount of roaming activity. In November 1999, we reached an agreement to acquire the cellular licenses, operations, and related assets of Triton Cellular Partners, L.P. and its affiliates, covering portions of Alabama, Kansas, Mississippi, Oregon, and Washington, for a purchase price of approximately $1.24 billion in cash plus the assumption of specified liabilities. We expect that this acquisition will be completed early in the second quarter. This is the latest in a series of acquisitions, which have included:

  •
  Glacial Lakes Cellular, covering a portion of South Dakota adjacent to our Minnesota markets, in February 1999;

  •
  Western Maine Cellular, covering a portion of Maine adjacent to our then existing Maine markets, in August 1998;

  •
  Atlantic Cellular, covering Vermont and portions of Massachusetts, New Hampshire, and New York, in July 1998; and

  •
  Unity Cellular, covering portions of Maine, in May 1997.

    In November 1996, we extended our wireless communications footprint in our Midwest region through the formation of Wireless Alliance, a joint venture between us and an affiliate of Aerial

Communications, which owns and operates personal communications services licenses in Minnesota, North Dakota, South Dakota, and Wisconsin. Wireless Alliance began providing personal communications services in 1998 and continues to fund the development of its customer base.

    We intend to seek opportunities to further expand our existing clusters and, where appropriate, pursue the acquisition of wireless systems in new markets with similar demographics and operating characteristics.

    We have invested capital and resources to enhance the quality of our networks, expand our geographic footprint, and broaden our service offerings. As a result of our network investments, customers benefit from a high level of both regional and local hand-held coverage, minimal call blocking and dropped calls, seamless call delivery and hand-off, and the availability of expanded digital services. We offer digital services, including caller identification, short message services, and numeric paging, as well as other ancillary services including voicemail and call waiting. We believe our quality network coverage combined with our services promotes increased cellular usage and greater customer satisfaction. With the exception of our Atlantic region, digital services are available in all of our markets, including the pending Triton regions. We plan to have digital services available in our Atlantic region by year end 2000.

    The following chart, as of December 31, 1999, summarizes our existing wireless systems and the systems covered by the pending Triton acquisition:

Regions	Percentage Ownership	Total Population Served ("POPs")(1)	Customers(2)	Penetration(2)	Square Miles	Location by State
Cellular Clusters:
Midwest	100%	705,000	78,000	11.0%	45,000	MN, SD
Maine	100%	595,000	54,000	9.1%	24,000	ME
Atlantic	100%	1,110,000	96,000	8.6%	21,000	MA, NH, NY, VT
South (pending)	100%	1,435,000	94,000	6.6%	71,000	AL, KS, MS
Northwest (pending)	100%	890,000	130,000	14.6%	81,000	OR, WA

Cellular Total		4,735,000	452,000	9.5%	242,000

PCS Cluster:
Wireless Alliance	70%	708,000	14,000	2.0%	19,000	MN, ND, SD, WI

Total		5,443,000	466,000	8.6%	261,000

(1)
1990 U.S. census figures, updated for the July 1, 1997 estimates of the U.S. Census Bureau.

(2)
Midwest, Maine, and Atlantic region customer numbers exclude paging, prepaid, and long distance customers.

(b) Financial Information About Segments

    Information regarding our business segments is contained in Note 12 of the Notes to Consolidated Financial Statements included in this Form 10-K.

(c) Description of Business/Service Areas

Business Strategy

    Our objective is to continue to expand our position as a full service provider of wireless communications services in our markets, by offering a full range of quality products and services that meet our customers' needs and providing extensive coverage and superior customer service at competitive prices. The key elements of our strategy are to:

    Introduce innovative marketing strategies to capitalize on new and enhanced products and services.  Our marketing strategy is to offer our customers an array of bundled services designed to increase customer satisfaction and loyalty, while also stimulating customer usage. Our marketing programs offer customers greater value by offering services such as long distance, voicemail, personal toll-free numbers, and other services at varying competitive price points on a bundled or individual basis. These programs are also designed to satisfy the local needs of the markets we serve by offering regional calling plans that are tailored to our customers' usage patterns and leverage our wireless footprint. Additionally, customers can select our nationwide calling option, which charges a flat fee for all long distance charges when calling from our service areas. We also offer an equipment option called Phone Service that allows customers to rent cellular telephones for a nominal monthly charge with extended warranty and insurance coverage. We believe that Phone Service facilitates upgrading telephone equipment as individual needs change, reduces customers' concerns about equipment obsolescence, and increases penetration.

    With our digital network, we believe there are opportunities to sell new and enhanced services to both new and existing customers. We currently offer digital service features including caller identification and short message services. These services, in addition to other ancillary services such as voicemail, call waiting, and conference calling, stimulate cellular usage by increasing the functionality of cellular phones. We believe that our marketing strategies combined with our new and enhanced product offerings have improved penetration and customer retention, and we intend to continue to utilize these and other marketing strategies in an effort to increase penetration and cellular usage throughout our entire service area.

    Maximize customer satisfaction and retention.  By providing superior customer service and attractively priced products and services, we maintain a high level of customer satisfaction and retention. We believe our investments in upgrading and enhancing our cellular network promote customer satisfaction by allowing us to introduce new products and services, expand cellular coverage areas, and improve quality of service. In each of our markets, we have implemented separate sophisticated local monitoring and control systems and maintain separate customer service departments consisting of highly trained personnel who are aware of the needs of customers in those markets. Our customer service personnel can be accessed toll-free, 24 hours a day, 365 days a year, and are capable of handling both routine and complex technical questions. We believe that our focus on customer service has enhanced our reputation in the communities we serve and increased customer loyalty and the demand for our products and services. Our average monthly cellular customer retention rate was 98.3% for the year ended December 31, 1999, as compared to the industry average customer retention rate of 97.8%, as calculated using data from the Cellular Telecommunications Industry Association semi-annual data survey dated June 1999.

    Develop efficient operating regions and a strong local presence using a decentralized management approach.  We employ a decentralized approach to managing our clusters that enables us to maintain a strong local presence and deliver superior products and customer service. Each of our regions is a separately managed business unit, which allows us to tailor our marketing and product offerings to meet the specific needs of each regional market. Additionally, this approach enables us to distinguish ourselves as the local provider in our markets by allowing us to maintain close customer contact and to continuously monitor customer needs. Each region is managed by a vice president who operates out of a regional office and oversees all decentralized management functions, including sales and distribution, customer service, billing, and network operations. Each of our regions is further supported by a number of territory managers, who are principally responsible for establishing sales and distribution channels. Our territory managers are also instrumental in establishing and maintaining strong civic and business relationships within each local community to increase our local presence and enhance our competitive position.

    Develop and maintain strong distribution channels.  Our distribution network is comprised of direct sales, retail stores and independent agent sales channels. Our decentralized management approach allows our territory managers to determine the optimal distribution channel mix and to focus on the needs of the markets in which they operate. This improves their ability to establish relationships with our distribution channel partners and better understand the needs of existing and potential customers. In addition, we have implemented an annual certification process for all distribution channel members in order to maintain a consistent level of product knowledge and customer service across all of our regions. As a result of this certification process, we believe that our ability to increase penetration and maintain high customer retention rates is significantly enhanced.

    Expand our market presence through strategic acquisitions and alliances.  We have focused and expect to continue to focus on acquiring wireless systems serving rural service areas and small metropolitan statistical areas that compliment our current markets. Acquisitions enhance the clustering of our wireless systems and enable us to achieve operating efficiencies as well as joint advertising and marketing benefits. Clustering also allows us to offer our customers an expanded home service territory, which enables customers to avoid roaming charges that would otherwise be paid to other carriers. We believe that there are opportunities to expand our current clusters through the acquisition of neighboring or proximate cellular systems. We also intend to pursue strategic alliances or acquisitions that will enable us to extend our geographic coverage into new markets with similar demographics and operating characteristics. In general, we will seek to acquire cellular operations that have attractive demographics and growth trends, have low population densities and penetration rates, are located adjacent to metropolitan areas and/or include significant highway corridors, and have a favorable competitive environment.

    Maintain a superior network infrastructure.  Our goal is to continue to develop and maintain a superior wireless network infrastructure capable of providing extensive geographic coverage and enhanced capacity. As a result of our significant network investments, customers benefit from a high level of both regional and local hand-held coverage, minimal call blocking and dropped calls, seamless call delivery and hand-off, and the availability of expanded digital services. Currently, our systems, including the Triton regions, have approximately 9,500 radio channels available for customer use. Of these, over 37% are digital capable, covering the larger towns, cities, and high traffic roaming areas within our markets, excluding our Atlantic region. We expect to complete the upgrade of our Atlantic network as well as enhance the coverage in our other markets in 2000.

    Maximize financial flexibility.  In the past, we have successfully accomplished this by minimizing customer acquisition costs, focusing our sales organization to maximize average revenue per customer and penetration, maintaining strong customer retention rates and actively managing our roaming contracts. We intend to continue these initiatives going forward. As we expand our business, we continue to focus on increasing cash flow and reducing financial leverage which enhance our financial flexibility, enabling us to capitalize on acquisition opportunities and improve our ability to respond to changes in the industry and the competitive environment.

Marketing of Products and Services

    We have developed our marketing strategy on a market-by-market basis and offer service plan options to our customers tailored to address their specific needs and to maximize their cellular usage. Most service plans have a fixed monthly access fee, which includes a specified number of minutes, and incremental fees for enhanced services. As a result of our focus on innovative marketing strategies as well as the upgrade of our networks to digital capability, we are able to offer our customers a wide array of enhanced services on an individual or bundled basis. We believe these services stimulate demand for wireless usage and increase customer loyalty. These services include the following:

  •
  Caller ID—Allows a customer to see the phone number and name of the calling party before answering the call or after not answering a call.

  •
  Short Message Service—Allows a customer to receive text messages or content messages.

  •
  Numeric Paging—Allows calling parties to leave a phone number rather than a voice message.

  •
  Visual Message Notification—Allows a customer to know that a text or voice message has been received by displaying an icon on the customer's phone.

  •
  Group Ring—Allows a customer to have multiple phones ring simultaneously when a single cellular phone number is called.

  •
  Add-A-Line—Allows an additional phone to be included on a single account for a flat fee, permitting a customer to share the service plan minutes.

  •
  Voicemail—Allows a customer to receive and retrieve voicemail.

  •
  Regional Personal Toll-Free Number—Provides a customer with a regional personal toll-free number, which encourages customers to distribute their cellular numbers and keep their telephones turned on to accept incoming calls.

  •
  Nationwide Calling Option—Allows a customer to pay a flat fee for all long distance calls made from our service areas.

  •
  Phone Service—Allows customers the option to rent handsets for a nominal monthly charge. This service reduces customers' concerns regarding equipment obsolescence and enables us to better compete with our competitors' free telephone offers.

  •
  Paging Services—Marketed both through our own system, covering northern Minnesota and eastern North Dakota, and as a reseller of paging services covering most of our other service areas. We market our paging services as part of our bundled service offerings.

    Because of our decentralized management approach, we have developed a strong local presence in the communities we serve, which allows us to tailor our product and service offerings to meet our customers' specific needs. We believe that our ability to customize our products and services results in greater customer satisfaction, customer retention and market penetration.

    In addition to tailoring our service plans based on features and minutes of use, we also offer our customers regional calling plans and roaming packages that allow our customers to pay home usage rates while traveling within specified regional zones, both in and outside of our cellular service areas. We have also established preferred roaming contracts and developed system integration with adjacent cellular carriers, which permit our customers to receive automatic call delivery, call forwarding, toll-free access to voicemail, call hand-off, and reduced roaming rates nationwide.

    Roaming is an integral component of our service offerings to our customers and allows us to generate incremental revenue from our cellular properties. We currently have roaming agreements with AT&T Wireless, AirTouch, GTE, and others. We have structured our roaming agreements to enable us to provide expanded network access to our customers both regionally and nationally and provide roaming rates based upon factors such as network coverage, feature functionality, and number of customers. By establishing these relationships we are able to provide expanded services to our customers that address their lifestyle patterns. For the periods ended December 31, 1997, 1998 and 1999, roamer revenues accounted for 17.6%, 20.5% and 27.7% of our total revenues, respectively.

    We also have agreements with the North American Cellular Network. North American Cellular Network is the largest wireless telephone network system in the world, linking cellular operators throughout the United States and Canada and enabling customers to use their cellular phones to place and receive calls in these areas as easily as they do in their home areas. Through North American Cellular Network, customers are able to receive calls automatically without the use of complicated roaming codes as they roam in more than 5,000 cities and towns in the United States and Canada. In addition, North American Cellular Network enables special services such as call forwarding and call waiting to automatically follow subscribers as they travel.

Service Marks

    We use the registered service mark CELLULAR 2000® to market our cellular services in our Midwest cellular markets. The CELLULAR 2000® name and related marks are owned by Cellular 2000, Inc., of which we currently own a 50% interest. The only business of Cellular 2000, Inc. is the licensing of its service mark to its shareholders. We do not pay any license fees for the use of the CELLULAR 2000® mark.

    We use our registered service mark UNICEL® to market personal communications services and digital services in our Midwest and Maine regions.

    We market our cellular services in our Atlantic region under the service mark CELLULARONE®, our long distance services under the service mark LONG DISTANCE by CELLULARONE®, our paging services under the service mark PAGING by CELLULARONE®, and our digital services under the name DIGITAL by CELLULARONE®. The CELLULARONE® mark is owned by Cellular One Group, and we use the CELLULARONE® service mark pursuant to licensing agreements with Cellular One Group. We believe we obtain marketing benefits from the name recognition associated with this widely used service mark, both with existing subscribers traveling outside of our service areas and with potential new subscribers moving into our service areas.

    We also provide paging services under our service marks KEYPAGE®, KEYPAGE® PLUS and UNICEL Paging Services as a complement to our wireless services.

Distribution and Sales

    We market our wireless services through independent sales agents, direct sales personnel and company-owned retail locations. All sales personnel are managed by district and territory managers. We believe that our territory manager strategy is a major contributor to our success because the territory manager is able to tailor the distribution strategy to meet the needs of each local market.

    We have a company-wide distribution plan that establishes high standards and distribution guidelines for our territory managers. The territory managers make distribution decisions based upon specific distribution plans and analyses that are specific to their markets. We utilize the following distribution channels:

  •
  direct sales through:

  •
  retail stores that we operate and staff with our employees. These stores are primarily located in our more densely populated markets, and as of December 31, 1999, we had 83 stores, including stores we will acquire in the pending Triton acquisition. Our retail stores provide an established company presence and promote retail customer sales and service; and

  •
  account executives who are our employees and focus on business and major account sales and service; and

  •
  indirect sales through independent sales agents. Our independent sales agents are established businesses in our communities and may include retail electronics stores, farm implement dealers, automobile dealers, automobile parts suppliers, college and university bookstores, video and music stores, and local telephone companies. Most of the agents sell our service in conjunction with their principal business. We provide cellular, digital, and paging equipment to the agents for sale or rent to customers, and the agents market our services utilizing a cooperative advertising program.

    Each territory manager is responsible for recruiting, training, and supporting sales personnel for each distribution channel in a specific geographic market. The training and support provided to sales personnel is extensive and continuous. In addition, individuals who have customer contact are required to complete a certification process annually in order to maintain a consistent level of customer service and product knowledge in all regions. As a result of this certification process, we believe that our ability to increase market penetration and maintain high customer retention rates is significantly enhanced. We will evaluate its implementation in the Triton regions upon the closing of the acquisition.

Customer Service

    We believe that easy access to our customer service professionals is essential to maintaining a high level of customer satisfaction and loyalty and that our strong emphasis on customer service contributes to our high customer retention rate. To provide consistently superior customer service in our service centers, we have implemented sophisticated local monitoring and control systems and maintain customer service departments consisting of highly trained personnel who are aware of the needs of the customers in our local markets.

    Our service centers are located in Alexandria, Minnesota; Colchester, Vermont; and Bangor, Maine. Triton maintains customer service centers in Enterprise, Alabama; Bend, Oregon; and Walla Walla, Washington. Our customer service centers can be accessed 24 hours a day, 365 days a year, and are capable of handling both routine and complex technical questions. We believe that having calling centers located in or near our regional clusters provides a significant competitive advantage because it reinforces the local nature of our product and allows the customer service representatives to offer more customized service as a result of their inherent local knowledge. The customer service centers are also responsible for processing new service orders and service changes for existing customers and maintaining customer records. Our customer service centers maintain a quality control process that monitors call center performance and balances customer service center resources to match call center load levels.

    Territory managers work closely with customer service center personnel to maintain high standards of service for their existing customers as well as to attract new customers. Customers are also contacted periodically and offered additional calling features such as voicemail, call waiting, and call forwarding and are recommended the best service pricing plan for that customer's usage levels. These contact programs enhance customer loyalty, maintain high retention, and increase sales of additional features that increase customer airtime usage and generate customer referrals.

Network Operations

    Currently we own, but have not yet developed operating plans for, several additional wireless licensed properties. These wireless licenses include both local multi-point distribution system and personal communications services spectrum.

  •
  Our local multi-point distribution system licensed properties cover approximately 2.6 million POPs and either overlap or are adjacent to our cellular systems in each of our three operating regions. We currently plan to use a portion of the local multi-point distribution system licenses for testing new products, services and systems. We will then conduct market research on these products and services to determine whether to introduce them in our markets.

  •
  In 1999, we acquired a personal communications services basic trading area license for a market adjacent to our Midwest region that covers 277,000 POPs. We are considering several options for future business development using this spectrum. In the Triton acquisition, we will acquire four additional personal communications services basic trading area licenses, which primarily overlap Triton cellular systems in the Northwest region and cover 482,000 POPs. We plan to review this opportunity and determine how best to use this spectrum.

    Information regarding RCC's service areas, including Wireless Alliance, is set forth in the following table.

	% Ownership	Total POPs	Customers	Penetration	Square Miles	Date of Acquisition
Cellular
Midwest:
Minnesota RSA 1	100%	50,000			5,592	04/01/91
Minnesota RSA 2	100%	64,000			6,239	04/01/91
Minnesota RSA 3	100%	59,000			5,769	04/01/91
South Dakota RSA 4	100%	69,000			6,444	02/01/99
Minnesota RSA 5	100%	206,000			9,748	04/01/91
Minnesota RSA 6	100%	257,000			10,765	04/01/91

Total		705,000	78,000	11.0%	44,557
Maine:
Maine, Bangor MSA	100%	143,000			3,430	05/01/97
Maine, RSA 1	100%	83,000			3,752	07/31/98
Maine, RSA 2	100%	148,000			14,638	05/01/97
Maine, RSA 3	100%	221,000			2,434	05/01/97

Total MRCC		595,000	54,000	9.1%	24,254
Atlantic:
Massachusetts RSA 1	100%	71,000			702	07/01/98
New Hampshire RSA 1	100%	223,000			4,775	07/01/98
New York RSA 2	100%	226,000			6,710	07/01/98
Vermont, Burlington MSA	100%	148,000			629	07/01/98
Vermont RSA 1	100%	210,000			4,504	07/01/98
Vermont RSA 2	100%	232,000			4,139	07/01/98

Total Atlantic		1,110,000	96,000	8.6%	21,459	07/01/98

Total RCC Cellular		2,410,000	228,000	9.4%	90,270
South: (Pending)
Alabama RSA 3	100%	137,000			6,195	Pending
Alabama RSA 4	100%	142,000			4,558	Pending
Alabama RSA 5	100%	214,000			4,479	Pending
Alabama RSA 7	100%	169,000			4,372	Pending
Mississippi RSA 1	100%	173,000			3,936	Pending
Mississippi RSA 3	100%	158,000			4,289	Pending
Mississippi RSA 4	100%	128,000			3,146	Pending
Kansas RSA 1	100%	27,000			5,600	Pending
Kansas RSA 2	100%	30,000			5,100	Pending
Kansas RSA 6	100%	19,000			6,767	Pending
Kansas RSA 7	100%	79,000			6,108	Pending
Kansas RSA 11	100%	86,000			7,092	Pending
Kansas RSA 12	100%	44,000			4,550	Pending
Kansas RSA 13	100%	29,000			4,867	Pending

		1,435,000	94,000	6.6%	71,059
Northwest: (Pending)
Oregon RSA 3	100%	151,000			25,800	Pending
Oregon RSA 4	100%	228,000			3,946	Pending
Oregon RSA 6	100%	200,000			28,757	Pending
Washington RSA 2	100%	132,000			10,354	Pending
Washington RSA 3	100%	58,000			6,140	Pending
Washington RSA 8	100%	121,000			5,723	Pending

		890,000	130,000	14.6%	80,720

Total Cellular		4,735,000	452,000	9.5%	242,049

Wireless Alliance (PCS)
Duluth, Minnesota/Superior, Wisconsin:
Cook, Lake, St. Louis and Carlton (portion) Counties in Minnesota and Douglas County in Wisconsin	70%	270,000			11,083	04/10/97
Fargo, North Dakota/Moorhead, Minnesota:
Cass and Trail Counties in North Dakota and Clay County in Minnesota	70%	175,000			3,671	04/10/97
Grand Forks, North Dakota:
Grand Forks County in North Dakota and Polk County in Minnesota	70%	102,000			2,494	04/10/97
Sioux Falls, South Dakota:
Minnehaha and Lincoln Counties in South Dakota	70%	161,000			1,247	11/06/97

Total PCS		708,000	14,000	2.0%	18,495

Total		5,443,000	466,000	8.6%	260,544

Source: Updated for July 1, 1997 estimates, 1990 U. S. Census Bureau Official Statistics.

  Cellular

    We develop and build our cellular service areas in response to customer demand by adding channels to existing cell sites and by building new cell sites to increase coverage and capacity. Where appropriate, we also upgrade acquired properties to enable us to provide similar quality service over our entire network. We expect to continue our cellular system expansion where necessary to add and retain customers, enhance customer usage on our systems, and increase roaming traffic. We will continually focus on utilizing the best methods to enhance and develop our cellular systems. These enhancements may include scalable network equipment, cell site splitting, cell site sectorization, and digital upgrades of our systems. In addition to the customer quality aspects, these enhancements will typically provide greater network system performance and efficiency of operations.

    We have chosen time division multiple access as the digital standard for our cellular system enhancements. Time division multiple access is the digital standard adopted and certified by the Cellular Telecommunications Industry Association and is the digital standard being deployed by AT&T. By using time division multiple access, our customers' phones will have digital compatibility with other cellular systems using time division multiple access service, like AT&T, which further enhances our customers' ability to roam.

    As of December 31, 1999, our cellular network consisted of 268 cell sites (without Triton). As of December 31, 1999, Tritons cellular network consisted of 272 cell sites. We will continue to develop our cellular service area by building new cell sites in locations that increase capacity and improve coverage. In 1999 we added 12 sites through the acquisition of Glacial Lakes while adding an additional 23 sites through lease or construction. We plan to lease and purchase additional cell sites during 2000. The additional cell sites will further expand capacity and will allow customers to use lower-powered or hand-held portable telephones throughout our service areas and network.

  Wireless Alliance

    At December 31, 1999, Wireless Alliance had 60 cell sites. Wireless Alliance has a global system for mobile technology-based personal communications services network. Wireless Alliance utilizes the Aerial Communications switch to switch personal communications services calls and AirTouch Communications, Inc. and CommNet Cellular, Inc. networks to transport its resale of cellular airtime within these markets.

  Paging

    As of December 31, 1999, our paging network consisted of 54 paging transmitters located throughout northern Minnesota and eastern North Dakota. The paging transmitters are connected to and controlled by a paging terminal that is connected to the public telephone network. The paging transmitters use a transmit-only radio frequency licensed for a given coverage contour around the paging transmitter that allows messages to be broadcast to the paging customer. Through our wholly owned subsidiary, RCC Paging, Inc., we hold licenses granted by the Federal Communications Commission for paging and radiotelephone service on the radio common carrier frequency of 158.100 megahertz.

  Suppliers and Equipment Partners

    We do not manufacture any customer or network equipment. The high degree of compatibility among different manufacturers' models of handsets and network facilities equipment allows us to design, supply, and operate our systems without being dependent upon a single source of equipment. We currently purchase handsets primarily from Motorola, Inc., Ericsson, Inc. and Nokia Telecommunications, Inc. We currently purchase network equipment from Northern Telecom, Inc., Lucent Technologies Inc., Harris, Inc., and Nokia Telecommunications, Inc., Alcatel, and Motorola, Inc.

Competition

    We compete primarily against one other cellular carrier in each of our markets and also compete with a number of personal communications services providers and enhanced specialized mobile radio service providers. We compete for customers based on wireless system coverage and quality, service value equation (minutes and features over price), local market presence, digital voice and features, customer service, distribution strength, and name brand recognition. Some competitors also market other services, such as long distance, landline local exchange, and Internet access service, with their wireless telecommunication service offerings. Many of our competitors have been operating for a number of years, currently serve a substantial subscriber base, and have significantly greater financial, personnel, technical, marketing, sales, and distribution resources than we do.

    The following table highlights our competitors on a market-by-market basis:

Region	Cellular Competition	PCS/ESMR Competition
Cellular
Midwest:
Minnesota RSA 1 and RSA 2	Western Wireless Corporation	Service area not built out
Minnesota RSA 3, RSA 5 and RSA 6	American Cellular Corporation	WirelessNorth, L..L.C.
South Dakota RSA 4	Western Wireless Corporation	Sprint PCS Group
Maine:
Maine, Bangor MSA, RSA 1, RSA 2 and RSA 3	United States Cellular Corporation	Service area not built out
Atlantic:
Massachusetts RSA 1	SBC Communications, Inc.	Service area not built out
New Hampshire RSA 1	United States Cellular Corporation	Service area not built out
New York RSA 2	Bell Atlantic Corporation	Service area not built out
Vermont, Burlington MSA, RSA 1	Bell Atlantic Corporation	Service area not built out
Vermont, RSA 2	Bell Atlantic Corporation, United States Cellular Corporation	Service area not built out
Pending—South:
Alabama RSA 3	BellSouth Corporation	Powertel, Inc.
Alabama RSA 4	ALLTEL Corporation	Powertel, Inc.
Alabama RSA 5	ALLTEL Corporation, BellSouth Corporation, Public Service Telephone	Powertel, Inc., Nextel Communications, Inc.
Alabama RSA 7	ALLTEL Corporation	Powertel, Inc., Sprint PCS Group
Mississippi RSA 1	BellSouth Corporation, Telepak, Inc.	Powertel, Inc.
Mississippi RSA 3	Telepak, Inc	Powertel, Inc.
Mississippi RSA 4	BellSouth Corporation, Telepak, Inc.	Powertel, Inc.
Kansas RSA 1,2,6,7,12,13	ALLTEL Corporation	Service area not built out
Kansas RSA 11	ALLTEL Corporation	PanHandle Telecommunications Systems, Inc.
Pending—Northwest:
Oregon RSA 3	United States Cellular Corporation	Service area not built out
Oregon RSA 4	Airtouch Corporation	Voice Stream, Sprint PCS, Nextel Communications, Inc., U.S. West
Oregon RSA 6	United States Cellular Corporation	Sprint PCS, Nextel Communications, Inc.
Washington RSA 2	Airtouch Corporation	Service area not built out
Washington RSA 3	Airtouch Corporation	Service area not built out
Washington RSA 8	Inland Cellular	Service area not built out

PCS
Wireless Alliance:
Duluth, Minnesota / Superior, Wisconsin	American Cellular, Vodaphone-Airtouch	WirelessNorth, L.L.C.
Fargo, North Dakota / Moorhead, Minnesota; Grand Forks, North Dakota	Western Wireless Corporation	WirelessNorth, L.L.C.
Sioux Falls; South Dakota	Western Wireless Corporation, CommNet Cellular, Inc.	Sprint PCS Group

    The telecommunications industry is experiencing significant technological changes, as evidenced by the increasing pace of improvements in the capacity and quality of digital technology, shorter cycles for new products and enhancements, and changes in consumer preferences and expectations. Accordingly, with the entrance of new competitors and the development of new technologies, products, and services, competition in the wireless telecommunications industry has been dynamic and intense.

    In the future, we expect to face increased competition from entities holding licenses for personal communications services spectrum not yet operating in our markets. We believe that personal communications services networks will continue to be focused primarily in urban areas due to capital and population coverage requirements. The Federal Communications Commission has issued licenses for both narrowband and broadband personal communications services, and six broadband licenses were issued in each of our cellular service areas. Narrowband personal communications services typically are advanced paging and messaging services. Broadband personal communications services consist of wireless two-way telecommunications services for voice, data, and other transmissions employing digital micro-cellular technology. Many broadband personal communications services compete with existing cellular systems. Under recent Federal Communications Commission rulings, license holders are allowed to disaggregate the spectrum covered by their license. Accordingly, we may face competition from additional providers of personal communications services if the Federal Communications Commission approves a disaggregation of spectrum for any license for personal communications services in one of our service areas, or if any C Block licensee elects to surrender, pursuant to a special Federal Communications Commission program, 15 megahertz of its 30 megahertz license. In addition, the Omnibus Budget Reconciliation Act of 1993 requires, among other things, the allocation to commercial use of a portion of 200 megahertz of the spectrum currently reserved for government use. It is possible that some portion of the spectrum that is reallocated will be used to create new land-mobile services or to expand existing land-mobile services. Further, the Federal Communications Commission has announced plans to auction licenses in the 39 gigahertz spectrum and 700 megahertz spectrum that may be used for wireless communications.

    Specialized mobile radio and other private radio systems, such as those generally used by local dispatch, fleet services, and other communications services that have the technical capability to handle mobile telephone calls, including interconnection to the landline telephone network, may provide competition in some markets. In addition, enhanced specialized mobile radio systems may compete with cellular service by providing high quality digital communication technology, lower rates, enhanced privacy, and additional features such as paging, particularly in metropolitan areas.

    We also compete to a lesser extent with resellers, landline telephone service providers, fixed wireless services, and satellite-based telecommunications systems. The Federal Communications Commission requires all cellular and personal communications services licensees to provide service to "resellers." A reseller provides wireless services to customers but does not hold a Federal Communications Commission license and might not own facilities. Instead, the reseller buys blocks of wireless telephone numbers and capacity from a licensed carrier and resells service through its own distribution network to the public. Thus, a reseller is both a customer of a wireless licensee's service and also a competitor of that licensee. Several small resellers currently operate in competition with our systems. Although not yet economically feasible, in the future we may also face competition from new technologies such as satellite networks.

    We anticipate that market prices for wireless communications service and equipment will continue to decline in the future based upon increased competition and cost reductions. Our ability to compete successfully is dependent, in part, on our ability to anticipate and respond to various competitive factors affecting the industry. Our marketing and sales organization includes a group that carefully monitors and analyzes competitive product and service offerings, changes in consumer preferences, changes in demographic trends and economic conditions, and pricing strategies by competitors that could adversely affect our operations or present strategic opportunities.

    We believe that we are strategically positioned to compete with other communications technologies that now exist and with cellular and paging resellers. Continuing technological advances in telecommunications and Federal Communications Commission policies that encourage the development of new spectrum-based technologies make it difficult, however, to predict the extent of future competition.

Legislation and Regulation

    The following summary of regulatory developments and legislation does not purport to describe all present and proposed federal, state, and local legislation and regulation affecting the telecommunications industry. Other existing federal and state legislation and regulations are currently the subject of judicial proceedings, legislative hearings, and administrative proposals which could change, in varying degrees, the manner in which this industry operates. Neither the outcome of these proceedings nor their impact upon us or the telecommunications industry in general can be predicted at this time.

Overview

    Our services are subject to varying degrees of federal, state, and local regulation. The Federal Communications Commission exercises jurisdiction over all facilities of, and services offered by, telecommunications common carriers, to the extent those facilities are used to provide, originate or terminate interstate or international communications. State regulatory commissions retain jurisdiction over most of the same facilities and services to the extent they are used to originate or terminate intrastate communications. In addition, many of the regulations issued by these regulatory bodies may be subject to judicial review, the result of which review we are unable to predict.

Federal Regulation

    We must comply with the requirements of common carriage under the Communications Act of 1934. Comprehensive amendments to the Communications Act were made by the Telecommunications Act of 1996. The 1996 Act effected plenary changes in regulation at both the federal and state levels that affect virtually every segment of the telecommunications industry. The stated purpose of the 1996 Act is to promote competition in all areas of telecommunications and to reduce unnecessary regulation to the greatest extent possible. While management believes it will take years for the industry to feel the full impact of the 1996 Act, it is already clear the legislation provides us with both opportunities and challenges.

    The 1996 Act greatly expands the Federal Communications Commission's interconnection requirements for incumbent local exchange carriers. The 1996 Act requires the incumbent local exchange carriers to:

  •
  provide physical co-location;

  •
  unbundle and provide access to components of their local service networks to other providers of local service; and

  •
  establish "wholesale" rates for the services they offer at retail.

    The 1996 Act also requires all local exchange carriers to:

  •
  establish number portability;

  •
  establish dialing parity; and

  •
  provide nondiscriminatory access to telephone poles, ducts, conduits, and rights-of-way.

    In addition, the 1996 Act requires local exchange carriers to compensate telecommunications carriers for traffic originated by the local exchange carriers and terminated on the other carriers' networks. The 1996 Act requires all telecommunications carriers, including us, to provide interconnection upon reasonable request.

    Local exchange carriers are required to negotiate in good faith with carriers requesting any or all of the above arrangements. If a requesting carrier and the local exchange carrier cannot reach an agreement within the prescribed time, either carrier may request binding arbitration by the appropriate state commission. Where an agreement cannot be reached, carriers remain subject to the interconnection obligations established by the Federal Communications Commission and state telecommunications regulatory commissions.

    The Federal Communications Commission is charged with establishing national guidelines to implement the 1996 Act. The Federal Communications Commission issued its interconnection orders on August 8, 1996, which established detailed rules regarding rates, terms, and conditions for interconnection between telecommunications carriers and local exchange carriers and regarding the implementation of dialing parity. The interconnection orders were appealed to the U.S. Court of Appeals for the Eighth Circuit. On July 18, 1997, the Eighth Circuit issued a decision vacating many of the interconnection pricing rules and the "most favored nation" rule as well as other interconnection rules on jurisdictional grounds. The Eighth Circuit affirmed some rules as they pertain to commercial mobile radio service providers. Several parties appealed the Eighth Circuit decision to the United States Supreme Court. In January 1999 the Supreme Court reversed the Eighth Circuit's decision and reinstated the Commission's pricing rules. The Eighth Circuit is currently hearing the substantive challenges to the Federal Communication Commission's interconnection rules.

    Since some of the 1996 Act's interconnection requirements apply to all providers of telecommunications services, including us, it may provide us with the ability to reduce our own access costs by interconnecting directly with non-incumbent local exchange carriers, but may also cause us to incur additional administrative and regulatory expenses in replying to interconnection requests.

    The Federal Communications Commission also regulates the construction, operation, and acquisition of commercial mobile radio service systems in the United States. Cellular and personal communications services operate under licenses granted by the Federal Communications Commission within a specified market area. Paging licenses historically were granted for generally smaller areas, based upon the area served by a particular facility. The Federal Communications Commission has adopted rules pursuant to which paging systems will be licensed on a market-wide basis in the future. An auction of certain paging spectrum has been scheduled to commence in February 2000. There is an application freeze in place with respect to paging services pending the implementation of the market area licensing scheme. The Federal Communications Commission's rules have been appealed to the United States Court of Appeals for the District of Columbia Circuit. The current application freeze and proposed transition to a market area based licensing scheme for paging services may hinder our ability to modify existing facilities and secure authorization for additional facilities. The licenses are generally transferable, subject to specified limitations prescribed by the Federal Communications Commission.

    Near the conclusion of the initial term of a cellular, personal communications services, or paging license, licensees must file applications for renewal of licenses to obtain authority to operate for up to an additional ten-year term. Applications for license renewal may be denied if the Federal Communications

Commission determines that the renewal would not serve the public interest, convenience, or necessity. The Federal Communications Commission also may revoke a license prior to the end of its term in extraordinary circumstances. In addition, at license renewal time, other parties may file competing applications for the authorization. The Federal Communications Commission has adopted specific standards stating renewal expectancy will be awarded to a commercial mobile radio service licensee that has provided substantial service during its license term and has substantially complied with applicable Federal Communications Commission rules and policies and the Communications Act. If the Federal Communications Commission awards the commercial mobile radio service licensee a renewal expectancy, its license renewal application generally is granted and the competing applications are dismissed.

    Although we are unaware of any circumstances that would prevent the approval of any future renewal application, no assurance can be given that the Federal Communications Commission will renew any of our licenses. Moreover, although revocation and involuntary modification of licenses are extraordinary measures, the Federal Communications Commission has the authority to restrict the operation of a licensed facility or revoke or modify licenses. None of our licenses has ever been revoked or involuntarily modified.

    The Communications Act and Federal Communications Commission rules require the Federal Communications Commission's prior approval of the assignment or transfer of control of commercial mobile radio service licenses where there would be a substantial change in the ownership or control of the licenses. Any acquisition by us of an interest in any commercial mobile radio service authorization may also require the prior approval of state or local regulatory authorities having jurisdiction over the commercial mobile radio service industry.

    Commercial mobile radio service providers also must satisfy a variety of Federal Communications Commission requirements relating to technical and reporting matters, including coordination of proposed frequency usage with adjacent systems in order to avoid electrical interference between adjacent systems. The Federal Communications Commission also requires licensees to secure Federal Communications Commission consent to system modifications in specified instances.

    Commercial mobile radio service systems are subject to Federal Aviation Administration regulations respecting the location, marking, lighting, and construction of transmitter towers and antennas and may be subject to regulation under the National Environmental Policy Act and the environmental regulations of the Federal Communications Commission. Effective September 1997, the Federal Communications Commission updated the guidelines and methods it uses for evaluating radio frequency emissions from radio equipment. While the Federal Communications Commission's new rules impose more restrictive standards on radio frequency emissions from low power devices such as our wireless devices, we believe that all wireless devices we currently provide to our customers comply with the new standards.

    The 1996 Act mandates that telecommunications carriers pay into the federal Universal Service Fund. The purpose of the Universal Service Fund is to ensure that basic telephone services are available and affordable for all citizens. The Universal Service Fund will promote access to communications services in high cost areas and for low income persons, schools, libraries, and rural health care providers. We also are required to contribute to state universal service funds. The federal Universal Service Fund is administered jointly by the Federal Communications Commission, the fund administrator, and state regulatory authorities, many of which are still in the process of establishing their administrative rules. While the Federal Communications Commission has commenced collecting quarterly contributions, the financial effect of these regulations on us cannot be determined at this time. However, because we are permitted to collect the required contribution amounts from our customers, we expect that our obligation to contribute to the Universal Service Fund will have a minimal financial impact on us.

    We also are required to contribute annually to the Telecommunications Relay Service Fund and the North American Numbering Plan Administration Fund, Local Number Portability and to remit regulatory fees to the Federal Communications Commission with respect to our operations. We do not expect that these contribution obligations will have a material financial impact on us.

    Cellular and broadband commercial-mobile-radio-service providers also must comply with the Federal Communications Commission's rules regarding emergency 911 service. In 1997, the Federal Communications Commission released revised timetables and provisions for emergency 911 service availability provided by cellular, personal communications services, and other mobile service providers, including enhanced 911 services that provide the caller's telephone number, location, and other useful information. Phase I of implementation required that by April 1998, the metropolitan markets must be able to provide automatic number identification and cell site information for 911 calls to the 911 dispatch points, called Public Safety Answering Points. This mandate was effective June 1, 1998 for rural markets. Phase II provides that by October 1, 2001, covered carriers must have the capability to identify the location of mobile units making 911 calls within a radius of no less than 125 meters. On October 26, 1999, the Wireless Communications and Public Safety Act was signed into law by President Clinton. This new law enhances public safety by making 911 the universal emergency assistance number, promoting wireless communications, clarifying and enhancing the liability protections offered to wireless carriers for both emergency and non-emergency service, and supporting the location of wireless consumers in distress. A recent Federal Communications Commission order on enhanced 911, which has not yet become effective, states that a cost recovery mechanism no longer has to be in place before a carrier is obligated to provide enhanced 911 service. The implementation of enhanced 911 obligations may have a financial impact on us. We are not yet able to predict the extent of that impact.

    Cellular and broadband personal communications services providers are now required to provide number portability, which enables customers to change providers and services without changing their telephone number. Based upon financial and technological considerations and the current level of competition in the marketplace, several parties have requested that the Federal Communications Commission forbear from requiring broadband commercial mobile radio service carriers to implement service provider number portability until personal service carriers have completed their five-year buildout requirements. By November 24, 2002, commercial mobile radio service providers must be able to offer number portability without impairment of quality, reliability, or convenience when switching service providers, including the ability to support roaming throughout their networks. The Federal Communications Commission has solicited further comment on the appropriate cost recovery methods regarding long-term number portability. To date, the Federal Communications Commission has not generally extended this deadline. Although the failure to comply with this obligation could result in a fine or revocation of our licenses, we are not yet able to predict whether we will be able to comply with the number portability requirements prior to the existing deadline.

    Personal communications services licensees must comply with microwave relocation rules. For a period of up to ten years after the grant of a personal communications services license (subject to extension), a personal communications services licensee will be required to share spectrum with existing licensees that operate specified fixed microwave systems which exist within the personal communications services licensee's markets. To secure a sufficient amount of unencumbered spectrum to offer our personal communications services efficiently, we may need to negotiate agreements to relocate many of these existing licensees. In places where relocation is necessary to permit offering of our personal communications services, any delay in the relocation of these licensees may adversely affect our ability to commence timely commercial operation of our personal communication services. In an effort to balance the competing interests of existing microwave users and newly authorized personal communications services licensees, the Federal Communications Commission has adopted a transition plan to relocate these microwave operators to other spectrum blocks and a cost sharing plan so that if the relocation of an incumbent benefits more than one personal communications services licensee, the benefiting personal communications services licensees will share the costs of the relocation. In the case of A and B Block personal communications services license holders, this transition plan allows most microwave users to operate in the personal communications services spectrum for a two-year voluntary negotiation period and an additional one-year mandatory negotiation period. For public safety entities dedicating a majority of their system communications for police, fire or emergency medical services operations, the voluntary negotiation period is three years, with a two-year mandatory negotiation period. Parties unable to reach agreement within these time periods may refer the matter to the Federal Communications Commission for resolution, but the existing microwave user is permitted to continue its operations until final Federal Communications Commission resolution of the matter. The transition and cost sharing plans expire on April 4, 2005 for A and B Block licenses, at which time remaining incumbents in the personal communications services spectrum will be responsible for their costs to relocate to alternate spectrum locations. The Federal Communications Commission has shortened the voluntary negotiation period to one year (for non-public safety entities) for all Blocks other than A and B. We believe that we are in compliance with applicable spectrum relocation requirements enacted by the Federal Communications Commission.

    Telecommunications carriers also are subject to the Communications Assistance for Law Enforcement Act, also known as the Wiretap Act, which is under the purview of the Department of Justice. The Wiretap Act requires carriers to have a specific number of open ports available for law enforcement personnel with the appropriate legal authority to perform wiretaps on each carrier's network. Full implementation of the Wiretap Act's assistance capability requirements, however, is not required until June 30, 2000 because Federal Communications Commission has found that there is a lack of equipment available to meet these requirements. Several carriers and industry organizations have urged the FBI to delay the implementation date and also have sought relief from the Federal Communications Commission, due to, among other things, the unavailability of compliant equipment. To date, however, the deadline for compliance has not been extended. If we are not able to comply with the Wiretap Act prior to the deadline, we could be fined up to $10,000 per day. We are not yet able to predict whether we will be able to comply with the Wiretap Act requirements prior to the existing deadline.

    Telecommunications carriers also must comply with the Federal Communications Commission's rules regarding the use and protection of customer proprietary network information. The Federal Communications Commission's rules were found by the Tenth Circuit to be unconstitutional and it vacated them. In a separate action, on October 27, 1999, the Federal Communications Commission released new rules regarding customer proprietary network information, which became effective on December 14, 1999. The Federal Communications Commission petitioned for rehearing of the Tenth Circuit's decision, thereby staying the effect of the decision. These rules substantially increase the regulation of our use of this information. We expect that our implementation of measures to comply with these new rules will have a financial impact upon us, but we do not expect that impact to be material.

    For most of our facilities, we use lead-acid batteries as back-up power sources. As a result, we are subject to annual reporting requirements under the Community Right-To-Know Act. In addition, we may be subject to other environmental controls or liabilities due to failure to comply with reporting requirements or emissions or contamination regulations in connection with facilities we own or operate or have previously owned or operated. Although we are not aware of any material liabilities of this type, we can not assure you that none will arise in the future.

Limitation on Foreign Ownership

    Ownership of our capital stock by non-U.S. citizens is subject to limitations under the Communications Act and Federal Communications Commission regulations.

State and Local Regulation

    We are also subject to regulation by state and local governments. The extent of this regulation varies from state to state. The Communications Act preempts state and local regulation of the entry of or the rates charged by any commercial mobile radio service provider, subject to the ability of a state to petition the Federal Communications Commission for authority to regulate rates due to local market conditions. The states in which we operate our systems do not currently regulate the rates for any commercial mobile service, but could petition the Federal Communications Commission for authority in the future. The siting and construction of commercial mobile radio service transmitter towers, antennas and equipment shelters are often subject to state or local zoning, land use, and other regulation.

    We are subject to state and local environmental legislation and regulations, including land use and related permitting legislation and regulation. We are currently unaware of any material violation of these laws or regulations, but we can not assure you that none will arise in the future.

Employees and Sales Agents

    As of March 1, 2000, we had, not including Triton, 551 employees, including 212 in sales and marketing, 139 in customer service, 93 in network and systems operations, 70 in administration and 37 in finance and accounting. Thirty of our employees were part-time. None of our employees is represented by a labor organization, and we believe we have excellent relations with our employees. In addition, we utilize approximately 440 independent sales agents. Wireless Alliance has no full-time or part-time employees but operates utilizing our employees.

Communities

    In 1997, we joined the Minnesota Keystone Program as a business entity that contributes 2% of its pre-tax earnings back to its communities. Our "communities" include customers, employees, investors, suppliers, partners, and the communities to which we provide services directly, as well as the wireless communications industry.

ITEM 2. PROPERTIES

    We own our principal corporate headquarters located at 3905 Dakota Street SW, Alexandria, Minnesota. The headquarters is a two-story, 50,000 square-foot facility with land available for a 24,000 square-foot expansion. Our newly constructed Maine regional corporate headquarters, located at 6 Telcom Drive in Bangor, Maine is a two-story, 36,250 square-foot facility. Our 23,579 square-foot leased Atlantic headquarters is located at 1100 Mountain View Drive, Colchester, Vermont. In addition, we maintain a 5,500 square-foot storage facility in Maine and a 4,050 square-foot storage facility in Minnesota.

    As of December 31, 1999, our network consisted of the following cell sites:

	Owned	Leased	Total
Midwest	76	33	109
Maine	11	50	61
Atlantic	2	96	98
Wireless Alliance	—	60	60

Total	89	239	328

    Our leased sites consist of either land leases, tower leases, or both. We own all the equipment within the leased sites. The leases covering leased sites have various expiration dates and are with numerous lessors. These leases generally have renewal terms that we would anticipate exercising. Due to our network design, loss of a leased location would not have a material impact on the operations of a region's business.

    Numerous state and federal laws govern the disposal of hazardous and other materials on properties we own or lease. Although we have undertaken reasonable due diligence with regards to the properties upon which our towers are located to ascertain their environmental status, unknown environmental conditions may adversely affect such properties, and we may be held liable for costs in removing or remediating any contamination.

    As of December 31, 1999, we owned 54 paging transmitters in our Midwest paging business.

    Our distribution system is comprised of 39 retail locations, of which 36 are leased. The leases covering these locations have various expiration dates.

    As of December 31, 1999, Wireless Alliance had 60 personal communications services cell sites. We own the equipment within all of the cell sites. Wireless Alliance owns the land of one cell site and leases the land of the other 60 cell sites.

ITEM 3. LEGAL PROCEEDINGS

    We are a party to routine filings and customary regulatory proceedings with the Federal Communications Commission and state regulatory agencies from time to time. Also, we are involved in legal proceedings from time to time relating to claims arising out of our operations in the normal course of business. There are no pending legal proceedings to which we are a party or of which any of our property is subject which, if adversely decided, would have a material effect on us.

    One of the licenses we are acquiring from Triton is for a cellular system operating in the Alabama 5 rural service area. Pursuant to a Federal Communications Commission consent granted in April 1999, Triton acquired the license from a company that had won it in a lottery held by the Federal Communications Commission in 1989. That company had participated with other lottery applicants in a so-called risk-sharing agreement. In 1997, the Federal Communications Commission denied challenges to its award of licenses to the risk-sharing applicants. The Federal Communications Commission found that the risk-sharing agreement did not create any proscribed ownership interests and that the violation of the Federal Communications Commission's rule prohibiting partial settlement agreements by lottery applicants did not render the risk-sharing applications defective. Subsequent attempts to have the matter reconsidered by the Federal Communications Commission or reviewed by an appellate court have been unsuccessful to date. Some of the numerous parties involved in the proceeding have reached settlements with one another.

    On October 18, 1999, the Federal Communications Commission dismissed the claims of two groups, one of which had filed a petition for reconsideration of the Federal Communications Commission's earlier actions, and the other of which had filed a statement for the record. The Federal Communications Commission concluded that both groups failed to show why it was not possible for them to participate in the earlier stages of the Federal Communications Commission's proceeding, as required by Federal Communications Commission rules. The Federal Communications Commission found that neither group had filed a timely petition before the Federal Communications Commission or otherwise achieved status as a party in the proceeding. On November 17, 1999, members of both groups filed with the U.S. Court of Appeals for the D.C. Circuit timely appeals of the Federal Communications Commission's October 18, 1999 decision. We filed a notice of intention to intervene with the court to support the Federal Communications Commission's position in the matter. On March 7, 2000, the Court of Appeals dismissed these appeals, with prejudice.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information with regard to each of our executive officers:

Name	Age	Position
Richard P. Ekstrand	50	President, Chief Executive Officer and Director
Wesley E. Schultz	43	Senior Vice President of Finance, Chief Financial Officer, and Director
Ann K. Newhall	49	Senior Vice President, Secretary, General Counsel and Director
David J. Del Zoppo	44	Vice President, Finance and Accounting
Scott G. Donlea	40	Vice President of Market Development

    Richard P. Ekstrand has served as our President, Chief Executive Officer and a director since 1990. Since 1984, Mr. Ekstrand has also served as Vice President and a director of Lowry Telephone Co., Inc., a local exchange telephone company and a shareholder of Rural Cellular. Mr. Ekstrand is the sole shareholder of Lowry Telephone Company, Inc. Mr. Ekstrand currently serves as a director of Cellular 2000, Inc. Mr. Ekstrand is past president of the Minnesota Telephone Association and the Association of Minnesota Telephone Utilities. He currently serves as a director of the Rural Cellular Association and is active in the Cellular Telecommunications Industry Association, serving as its Secretary and on its Board of Directors, Executive Committee, and Small Operators Committee. Mr. Ekstrand also serves as Vice Chairman and as a member of the board of directors of The Wireless Foundation.

    Wesley E. Schultz joined us in May 1996 as Vice President of Finance and Chief Financial Officer. On October 21, 1999, he was appointed Senior Vice President and Chief Financial Officer and Assistant Secretary. On August 9, 1999, he was appointed to our board of directors. Prior to joining us, Mr. Schultz had served as acting Chief Financial Officer of Spanlink Communications, Inc. since February 1996, as Chief Financial Officer of Nicollet Process Engineering, Inc. from March 1995 through October 1995, and as Chief Financial Officer of Data Systems & Management, Inc. from November 1994 through March 1995. Mr. Schultz is a certified public accountant and served for three years as an auditor with Deloitte and Touche, LLP.

    Ann K. Newhall joined us as Senior Vice President and General Counsel in February 1999. On June 17, 1999, she was appointed Assistant Secretary. On August 9, 1999, she was appointed to our board of directors and on February 24, 2000 was appointed Secretary. Prior to joining Rural Cellular, Ms. Newhall was a shareholder attorney with Moss & Barnett, A Professional Association, most recently serving as President and a director of the firm. Ms. Newhall received her J.D. from the University of Minnesota Law School, cum laude, in 1977.

    David J. Del Zoppo joined us in May 1997 as Controller. In July 1998, Mr. Del Zoppo was promoted to Vice President, and in October 1999 he was named Vice President, Finance and Accounting. Prior to joining Rural Cellular, Mr. Del Zoppo served as a Vice President of Operations with Business Records Corporation from January 1988 to May 1997, and as Divisional Controller from 1986 to 1988. Mr. Del Zoppo is a certified public accountant and served for four years as an auditor with KPMG Peat Marwick.

    Scott G. Donlea served as our Vice President of Sales and Marketing beginning in August 1995 and on June 17, 1999, was appointed Vice President, Market Development. Mr. Donlea joined us in 1992 as Manager of Market Operations. Mr. Donlea currently serves as Chairperson of the Rural Cellular Association's business and marketing committee.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our Class A Common Stock trades on The Nasdaq National Market under the symbol RCCC. The following table indicates the high and low price for each quarter of the 1999 and 1998 fiscal years.

	High		Low
1998
First Quarter	17	3/8	11	1/2
Second Quarter	18	3/4	15	3/8
Third Quarter	16	3/4	10	1/2
Fourth Quarter	12	7/8	9	1/2
1999
First Quarter	17		10	1/2
Second Quarter	21		14
Third Quarter	48	1/4	19	3/4
Fourth Quarter	100		42	3/8

    Our Class B Common Stock is not publicly traded.

    As of March 21, 2000, there were approximately 118 holders of record of our Class A Common Stock and approximately 25 holders of record of our Class B Common Stock.

Dividend Policy

    Rural Cellular has never paid dividends on its Common Stock. We currently intend to retain all future earnings, if any, for the operation and expansion of our business and do not expect to pay any cash dividends on our Common Stock in the foreseeable future. Further, the terms of our credit facilities, 9 5/8% Senior Subordinated Notes, and Exchangable Preferred Stock limit our ability to pay dividends on our Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

    The following tables set forth certain of our historical consolidated financial and operating data as of and for each of the five years in the period ended December 31, 1999. We derived consolidated financial data for each of the five years ended December 31 from our consolidated financial statements, which have been audited by Arthur Andersen LLP.

    The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K.

	Years ended December 31,
	1999	1998	1997	1996	1995
	(In thousands, except per share and other operating data)
Statement of Operations Data:
Revenues:
Service	$105,983	$75,633	$43,408	$23,120	$14,289
Roamer	43,337	20,199	9,475	6,414	4,562
Equipment	7,299	2,700	1,020	927	1,476

Total revenues	156,619	98,532	53,903	30,461	20,327

Operating expenses:
Network costs	19,427	18,877	11,578	6,731	4,974
Costs of equipment sales	10,951	5,968	2,807	1,375	1,914
Selling, general and administrative	54,753	39,156	25,225	13,576	7,700
Depreciation and amortization	41,277	26,532	12,458	5,539	3,249

Total operating expenses	126,408	90,533	52,068	27,221	17,837

Operating income	30,211	7,999	1,835	3,240	2,490

Other income (expense):
Interest expense	(27,116)	(19,060)	(6,065)	(281)	(1,365)
Interest and dividend income	467	1,461	232	335	277
Minority interest	1,663	4,553	3,082	331	—
Other	(338)	(535)	(350)	52	(37)

Other income (expense), net	(25,324)	(13,581)	(3,101)	437	(1,125)

Income (loss) before income taxes and extraordinary item	4,887	(5,582)	(1,266)	3,677	1,365
Income tax provision	37	—	—	200	575

Net income (loss) before extraordinary item	4,850	(5,582)	(1,266)	3,477	790

Extraordinary item—early extinguishment of debt	—	(1,042)	—	—	—

Net income (loss)	4,850	(6,624)	(1,266)	3,477	790

Preferred stock dividend	(15,912)	(9,090)	—	—	—

Net income (loss) applicable to common shares	$(11,062)	$(15,714)	$(1,266)	$3,477	$790

Basic and diluted net income (loss) per common share	$(1.22)	$(1.76)	$(0.14)	$0.41	$0.13

Basic and diluted weighted average common shares outstanding	9,047	8,916	8,853	8,509	5,983

	December 31,
	1999	1998	1997	1996	1995
Balance Sheet Data:
Working capital (deficit)	$(5,887)	$(9,538)	$514	$(11,215)	$(4,415)
Net property and equipment	130,651	131,714	77,920	41,935	23,517
Total assets	526,278	480,524	181,588	60,507	30,138
Total debt	339,742	298,851	128,000	8,492	19,123
Total shareholders' equity	9,427	19,279	33,731	34,996	5,458
	Years ended December 31,
	1999	1998	1997	1996	1995
Other Operating Data:
Customers at period end:
RCC Cellular	227,618	186,892	84,600	45,094	26,764
Wireless Alliance—Cellular	1,460	11,079	17,167	—	—
Wireless Alliance—PCS	14,198	5,129	—	—	—
Other	14,971	11,550	9,312	6,890	3,783

Total customers	258,247	214,650	111,079	51,984	30,547
Penetration:(1)
RCC Cellular	9.4%	8.0%	7.6%	7.5%	4.5%
Wireless Alliance—PCS	2.0%	0.7%	3.3%	—	—
Retention:(2)
RCC Cellular	98.3%	98.5%	98.4%	98.7%	99.0%
Wireless Alliance—PCS	98.1%	98.2%	98.7%	—	—
Average monthly revenue per customer:(3)
RCC Cellular	$54	$52	$55	$66	$69
Wireless Alliance—PCS	53	64	61	—	—
Acquisition cost per customer:(4)
RCC Cellular	$365	$362	$403	$307	$395
Wireless Alliance—PCS	514	565	280	—	—
Cell sites/Base stations:
RCC Cellular	268	233	121	72	64
Wireless Alliance—PCS	60	53	—	—	—

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    We have materially expanded our business over the last three years through acquisitions. The acquisitions of Unity Cellular and Atlantic Cellular in 1997 and 1998, respectively, approximately doubled our number of customers at the time of each transaction, on a pro forma basis. All acquisitions have been accounted for under the purchase method of accounting and, therefore, our historical results of operations include the results of operations for each acquired system subsequent to its respective acquisition date. We anticipate closing the Triton acquisition in the spring of 2000 and again approximately doubling our number of customers. Over the past three years, our financial performance, and the year-to-year comparability of such performance, has been affected by:

  •
  The acquisitions described below;

  •
  The development of Wireless Alliance; and

  •
  The issuance of our senior subordinated notes and senior exchangeable preferred stock to fund our growth.

    Accordingly, we do not believe the discussion and analysis of our historical financial condition and results of operations set forth below are indicative nor should they be relied upon as an indicator of our future performance.

  Acquisition and Joint Venture History

    We follow a disciplined strategy of acquiring and developing wireless systems, primarily in rural markets. Through December 31, 1999, we have entered into a joint venture to develop and offer personal communications services, or PCS, and have completed four acquisitions of cellular systems as described below:

  •
  In November 1996, we formed a joint venture named Wireless Alliance with an affiliate of Aerial Communications. We originally owned 51% of Wireless Alliance; as of June 1999, we increased our ownership to 70%, with an affiliate of Aerial Communications owning the remaining 30%.

  •
  Effective May 1997, we acquired the Maine wireless operations and assets of Unity Cellular Systems, Inc. and related cellular and microwave licenses from InterCel, Inc. for approximately $85.7 million.

  •
  Effective July 1998, we acquired the Massachusetts, New Hampshire, New York, Vermont and cellular licenses, operations, and related assets of Atlantic Cellular Company L.P. and one of its subsidiaries for approximately $262.5 million.

  •
  Effective August 1998, we acquired the outstanding stock of Western Maine Cellular, Inc., a wholly-owned subsidiary of Utilities, Inc., for approximately $7.5 million.

  •
  Effective February 1999, we acquired the outstanding stock of RGI Group, Inc., d/b/a Glacial Lakes Cellular 2000, for approximately $11.9 million.

  Pending Acquisition

    In November 1999, we entered into an asset purchase agreement to acquire the cellular licenses, operations, and related assets of Triton Cellular Partners, L.P. and its affiliates for a purchase price of approximately $1.24 billion in cash, plus the assumption of specified liabilities.

    Under the agreement with Triton, we will acquire licenses to operate wireless systems in rural markets in the Northwest and South regions of the United States, with a total service area of approximately 152,000 square miles, and, as of December 31, 1999, covering a total population, or POPs, of 2.3 million and serving 224,000 customers.

GENERAL

    Rural Cellular's principal operating objective is to increase revenues and profitability through the acquisition and development of new markets and increased penetration in existing markets. We believe that owning and operating wireless systems in rural markets provides growth opportunities because these systems have lower penetration rates, a higher proportion of roamer revenues, and less competition for customers than wireless systems located in larger metropolitan areas.

    We have a strategy of acquiring wireless systems primarily in rural markets and focus on acquiring underdeveloped wireless systems that include a high concentration of highway corridors and, as a result, tend to have a significant amount of roamer activity. We will continue to pursue acquisitions to the extent they enhance or extend our network.

    We operate our wireless systems using a decentralized management approach that allows us to achieve marketing and distribution benefits, as well as operating efficiencies. We develop a local presence in the communities we serve, which enhances our competitive position and allows us to tailor our products and services to meet our customers' specific needs. We believe that our ability to customize our products and services results in greater customer satisfaction, customer retention and market penetration. We also believe that we will be able to continue to maintain high retention rates due in part to our territory manager distribution philosophy, by offering communication service packages and value-added features anticipating customer needs, and by providing high quality and knowledgeable customer service.

    We have continued to penetrate our existing Midwest, Atlantic, and Maine regions through our sales initiatives, resulting in increased revenues in the year ended December 31, 1999 as compared to the prior year, and we intend to roll out our marketing strategies throughout our existing systems and newly acquired systems, including systems acquired in the Triton acquisition. As a result of these strategies, we have been able to generate strong internal growth and improve the operating and financial performance of our systems. Our revenues primarily consist of service, roamer and equipment revenues, each of which is described below:

  •
  Service revenues include monthly access charges, charges for airtime used in excess of the time included in the service package purchased, long distance charges derived from calls placed by our customers as well as cellular and paging equipment lease revenues. Total service revenues are affected by the number of customers, pricing, and number of minutes used. Additional charges include activation fees and charges for such features as voicemail, call waiting, and call forwarding.

  •
  Roamer revenues consist of airtime, long distance, and service fees charged for providing service to customers of other cellular systems that place or receive a call within our cellular service area and our customers that place or receive a call outside of our cellular service area. The per minute rate paid by a roamer, or the intercarrier exchange rate, is determined by an agreement between Rural Cellular and the roamer's cellular carrier. We have agreements with cellular licensees in other cellular service areas that allow us to provide service to our customers calling from or receiving calls in these territories at favorable rates.

  •
  Equipment revenues include sales of cellular and paging equipment, accessory sales to customers, and network equipment reselling. Within certain markets, we rent equipment to customers as an alternative to selling such cellular equipment. This program has reduced equipment revenues as a percentage of total revenues in these markets; however, we believe our equipment rental policy enhances customer retention and market penetration, reduces acquisition costs, and increases revenue per customer.

    Our operating expenses include network costs, cost of equipment sales, selling, general and administrative expenses and depreciation and amortization, each of which is described below:

  •
  Network costs include switching and transport expenses and the expenses associated with the maintenance and operation of our wireless network facilities, as well as charges from other service providers for resold minutes and services.

  •
  Cost of equipment sales includes the costs associated with telephone equipment and accessories sold to customers. In recent years, we and other cellular providers have increased the use of discounts on phone equipment as competition between service providers has intensified. As a result, we have incurred, and expect to continue to incur, losses on equipment sales and increased marketing and selling costs per gross additional customer. We expect to continue these discounts and promotions because we believe that they will result in increased revenues from increases in the number of our cellular customers.

  •
  Selling, general and administrative includes salaries, benefits, and operating expenses such as marketing, commissions, customer support, accounting, administration, and billing.

  •
  Depreciation and amortization represents the costs associated with the depreciation of our fixed assets and the amortization of our intangible assets, primarily cellular license acquisition costs, goodwill and customer lists. The high level of depreciation and amortization is associated with our acquisition activities and the build-out and upgrade of our network.

    In addition to the operating expenses discussed above, we also incur other income (expense), primarily interest expense related to our financing and acquisition activities.

  •
  Interest expense results from our borrowings under our credit facilities and our senior subordinated notes, the proceeds of which were used to finance our acquisitions and develop our systems.

  •
  Other income (expense) includes our minority partner's absorption of Wireless Alliance losses as accounted for under generally accepted accounting principles. We have realized the maximum benefit from the allocation of losses to our minority partner as of December 31, 1999 and will receive no further benefit until Wireless Alliance generates income.

    Preferred stock dividends are related to our issuance in May 1998 of 125,000 shares of 11 3/8% senior exchangeable preferred stock in conjunction with our acquisition of Atlantic Cellular. Dividends on the senior exchangeable preferred stock are cumulative, payable quarterly, and may be paid, at our option, on any dividend payment date occurring on or before May 15, 2003, either in cash or by the issuance of additional shares of senior exchangeable preferred stock having a total liquidation preference equal to the amount of such dividends.

    Wireless Alliance is our joint venture with an affiliate of Aerial Communications. Our accounting policies and practices for Wireless Alliance are the same as those we use in our other regions. We follow generally accepted accounting principles in accounting for the minority ownership and eliminate all inter-company transactions on consolidation. Any allocable Wireless Alliance losses are first applied to reduce the carrying value of the minority interest in the joint venture and, thereafter, consolidated with Rural Cellular's operating results. As of December 31, 1999, the minority ownership interest had been fully used to offset Wireless Alliance's losses.

RESULTS OF OPERATIONS

    The following table presents certain consolidated statement of operations data as a percentage of total revenues as well as other operating data for the periods indicated.

	Years ended December 31,
	1999	1998	1997
REVENUES:
Service	67.7%	76.8%	80.5%
Roamer	27.7	20.5	17.6
Equipment	4.6	2.7	1.9

Total revenues	100.0	100.0	100.0

OPERATING EXPENSES:
Network costs	12.4	19.2	21.5
Cost of equipment sales	7.0	6.1	5.2
Selling, general and administrative	35.0	39.7	46.8
Depreciation and amortization	26.4	26.9	23.1

Total operating expenses	80.8	91.9	96.6

OPERATING INCOME	19.2	8.1	3.4

OTHER INCOME (EXPENSE):
Interest expense	(17.3)	(19.4)	(11.3)
Interest and dividend income	0.3	1.5	0.4
Minority interest	1.0	4.6	5.7
Other	(0.1)	(0.5)	(0.6)

Other expense, net	(16.1)	(13.8)	(5.8)

INCOME (LOSS) BEFORE INCOME TAX AND EXTRAORDINARY ITEM	3.1	(5.7)	(2.4)
INCOME TAX PROVISION	—	—	—

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	3.1	(5.7)	(2.4)

EXTRAORDINARY ITEM-EARLY EXTINGUISHMENT OF DEBT	—	(1.0)	—

NET INCOME (LOSS)	3.1	(6.7)	(2.4)

PREFERRED STOCK DIVIDEND	(10.2)	(9.2)	—

NET LOSS APPLICABLE TO COMMON SHARES	(7.1)%	(15.9)%	(2.4)%

EBITDA(1)	45.6%	35.0%	26.5%

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

Years Ended December 31, 1999 and 1998

Revenues

    Service Revenues.  Service revenues for the year ended December 31, 1999 increased 40.1% to $106.0 million from $75.6 million in 1998. The revenue growth reflects the effect of 37,000 additional net customers added through increased penetration in existing markets and 7,000 additional customers added through the acquisition of Glacial Lakes Cellular. We expect service revenues to increase in the future primarily as a result of future acquisitions, further anticipated industry-wide growth in subscribers, and expansion of our coverage. During the year ended December 31, 1999, Wireless Alliance generated $9.6 million in service revenues.

    Roamer Revenues.  Roamer revenues for the year ended December 31, 1999 increased 114.5% to $43.3 million from $20.2 million in 1998. Roamer revenues have increased due to the activation of additional cell sites, acquisitions of new service areas, and increased industry-wide wireless usage resulting from the now popular single rate calling plans. Partially offsetting the effect of increases in roaming minutes of use during the year ended December 31, 1999 was the impact of lower roaming rates with two major roaming partners. Wireless Alliance generated $564,000 in PCS roamer revenue during the year ended December 31, 1999.

    Equipment Revenues.  Equipment revenues for the year ended December 31, 1999 increased 170.3% to $7.3 million from $2.7 million in the prior year. This growth reflects network equipment reselling and increases in direct phone sales programs.

    Key Revenue Indicators.  Our cellular penetration increased to 9.4% at December 31, 1999 as compared to 8.0% at December 31, 1998. Wireless Alliance PCS penetration increased to 2.0% at December 31, 1999 as compared to 0.7% at December 31, 1998. Cellular average monthly revenue per customer for the year ended December 31, 1999 increased to $54, as compared to $52 in the prior year. Reflecting lower priced PCS service plans offered in 1999 as compared to plans offered in 1998, Wireless Alliance average monthly revenue per customer for the year ended December 31, 1999 decreased to $53, as compared to $64 in the prior year.

Operating Expenses

    Network Costs.  Network costs for the year ended December 31, 1999, increased 2.9% over the prior year to $19.4 million from $18.9 million. Reflecting the discontinuance of cellular reselling, Wireless Alliance network costs for the year ended December 31, 1999 decreased to $4.6 million from $9.3 million in the prior year. As a percentage of total revenues, network costs for the year ended December 31, 1999 decreased to 12.4% from 19.2% in the prior year. The increase in network costs resulted primarily from expenses incurred in our Atlantic region, which more than offset Wireless Alliance network cost reductions. We expect consolidated network costs to continue to decline as a percentage of revenues as revenues continue to outpace the fixed components of network costs.

    Cost of Equipment Sales.  Cost of equipment sales for the year ended December 31, 1999 increased 83.5% over the prior year to $11.0 million from $6.0 million. As a percentage of revenue, cost of equipment sales for the year ended December 31, 1999 increased to 7.0% as compared to 6.1% in the prior year. This growth was primarily due to the cost of resold network equipment combined with an increase in the number of phones sold to customers.

    Selling, General and Administrative.  Selling, general and administrative expenses for the year ended December 31, 1999 increased 39.8% over the prior year to $54.8 million from $39.2 million. The increase in selling, general and administrative expenses reflects RCC's ownership of the Atlantic operations for a full year during 1999 as compared to six months in 1998. Reflecting certain economies achieved through the acquisition of the Atlantic operations and the relatively fixed nature of selling, general and administrative expenses, selling, general and administrative expenses decreased as a percentage of total revenues for the year ended December 31, 1999 to 35.0% as compared to 39.7% in the prior year.

    Depreciation and Amortization.  Depreciation and amortization expense for the year ended December 31, 1999 increased 55.6% over the prior year to $41.3 million from $26.5 million. The increase reflects the depreciable assets acquired as part of the Atlantic Cellular acquisition, our continued construction and acquisition efforts, and our investments in network facilities, including our launch of PCS services through Wireless Alliance, and rental equipment.

Other Income (Expense)

    Interest Expense.  Interest expense for the year ended December 31, 1999 increased 42.3% to $27.1 million as compared to $19.0 million in the prior year. The increase resulted from higher average borrowings under the existing credit facility and interest related to the senior subordinated notes. Borrowings under the $300 million credit facility and $125 million in 9 5/8% senior subordinated notes were used to finance the acquisitions of Atlantic Cellular and Western Maine Cellular in 1998, the continued build-out of additional cell sites, and other growth initiatives.

Other Income.

    Other income for the year ended December 31, 1999 includes a decrease of 63.5% in the minority partner's absorption of Wireless Alliance losses, to $1.7 million from $4.6 million in the prior year.

Preferred Stock Dividends

    Preferred stock dividends increased 75.0% to $15.9 million in the year ended December 31, 1999 as compared to $9.1 million in 1998. The increase primarily resulted from the senior exchangeable preferred stock having been outstanding for a full year in 1999, versus less than eight months in 1998. The preferred stock dividends were paid by issuing additional shares of senior exchangeable preferred stock.

EBITDA

    EBITDA increased 107.0% to $71.5 million in the year ended December 31, 1999 as compared to $34.5 million in 1998. For the year ended December 31, 1999, our cellular operations generated $74.6 million in EBITDA, which was partially offset by Wireless Alliance's negative EBITDA of $3.1 million.

Years Ended December 31, 1998 and 1997

Revenues

    Service Revenues.  Service revenues for the year ended December 31, 1998 increased 74.2% to $75.6 million from $43.4 million in 1997. This growth was primarily due to a 26.1% increase in customers from existing markets and a 67.1% increase in customers through the acquisition of Atlantic Cellular. During the year ended December 31, 1998, Wireless Alliance generated service revenues of $12.2 million.

    Roamer Revenues.  Roamer revenues for the year ended December 31, 1998 increased 113.2% to $20.2 million from $9.5 million in 1997. Roamer revenues have increased due to the activation of additional cell sites and acquisitions of new service areas. Wireless Alliance generated an immaterial amount in roamer revenues during 1998 and had no roamer revenues in 1997 because it was exclusively engaged in reselling cellular services.

    Equipment Revenues.  Equipment revenues for the year ended December 31, 1998 increased 164.7% to $2.7 million from $1.0 million in 1997. This growth was primarily due to an increase in the number of customers, as a result of our acquisition of Atlantic Cellular, who purchase their phones as opposed to the number of customers who participate in the equipment rental program currently popular in our Midwest region.

    Key Revenue Indicators.  Our cellular penetration as of December 31, 1998 increased to 8.0% from 7.6% as of December 31, 1997. Reflecting its market launch, Wireless Alliance PCS penetration reached 0.7% for 1998. Cellular average monthly revenue per customer for the year ended December 31, 1998 decreased to $52 as compared to $55 in 1997. Wireless Alliance PCS average revenue per customer was $64 in 1998.

Operating Expenses

    Network Costs.  Network costs for the year ended December 31, 1998, increased 63.0% to $18.9 million from $11.6 million in 1997. The increase in network costs resulted primarily from expenses incurred by Wireless Alliance and our Maine and Atlantic regions, which more than offset network cost reductions in our Midwest operations. However, as a percentage of total revenues, network costs decreased to 19.2% in 1998 from 21.5% in 1997. Contributing to the reduction of network costs in the Midwest service area was the completed installation of our switch in the third quarter of 1997, thereby reducing our network costs for switching services. Network costs for Wireless Alliance increased to $9.3 million for the year ended December 31, 1998, from $6.0 million in 1997. The increase is attributable to additional network costs associated with an increase in the average number of cellular reselling customers.

    Cost of Equipment Sales.  Cost of equipment sales for the year ended December 31, 1998 increased 112.6% to $6.0 million from $2.8 million in 1997. As a percentage of total revenues, cost of equipment sales for the year ended December 31, 1998 increased to 6.1% as compared to 5.2% in the prior year. This growth primarily reflects our Atlantic region customers who prefer to purchase their phones as opposed to utilizing the equipment rental program currently popular in our Midwest region.

    Selling, General and Administrative.  Selling, general and administrative expenses for the year ended December 31, 1998 increased 55.2% to $39.2 million from $25.2 million in 1997. The increase in selling, general and administrative expenses over the prior year resulted primarily from additional costs related to the acquisition of Atlantic Cellular in July 1998 and from operating our Maine region during all of 1998. As a percentage of total revenues, selling, general and administrative expenses decreased to 39.7% in 1998 from 46.8% in 1997, reflecting operating efficiencies achieved through the integration of our Atlantic operation.

    Depreciation and Amortization.  Depreciation and amortization expense for the year ended December 31, 1998 increased 113.0% to $26.5 million from $12.5 million in 1997. The increase reflects our continued construction and acquisition efforts and our investments in network facilities and rental equipment. Specifically contributing to the increase was the depreciation relating to the construction of 23 additional cell sites in our Midwest region, an additional 89 cell sites from the acquisition of Atlantic Cellular, and the activation of 53 Wireless Alliance PCS cell sites. In addition, license and other intangible asset amortization resulting from acquisitions increased to $8.1 million for the year ended December 31, 1998 from $1.5 million in the prior year.

Other Income (Expense)

    Interest Expense.  Interest expense for the year ended December 31, 1998 increased to $19.1 million from $6.1 million in 1997. The increase in interest expense resulted from higher average borrowings under our credit facilities and interest related to the senior subordinated notes used to finance the acquisitions of Atlantic Cellular and Western Maine Cellular, the construction of 23 cell sites, and other growth initiatives.

    Other Income.  Other income includes an increase in the year ended December 31, 1998 in the minority partner's absorption of Wireless Alliance losses.

Extraordinary Item

    In May 1998, we repaid approximately $140.0 million of the outstanding principal amount under our $160.0 million credit facility utilizing the proceeds from our issuance of $125.0 million in subordinated notes and 125,000 shares of senior exchangeable preferred stock. Accordingly, we recognized an extraordinary loss of approximately $1.0 million related to the early retirement of debt representing the unamortized debt issuance costs.

Preferred Stock Dividends

    Preferred stock dividends of $9.1 million were paid in the year ended December 31, 1998. The preferred stock dividends were incurred as a result of our issuance of 125,000 shares of senior exchangeable preferred stock in May 1998. The preferred stock dividends were paid by issuing additional shares of senior exchangeable preferred stock.

EBITDA

    EBITDA for the year ended December 31, 1998 increased 141.6% to $34.5 million as compared to $14.3 million in 1997. In 1998, our cellular operations generated $39.4 million in EBITDA, which was partially offset by Wireless Alliance's negative EBITDA of $4.8 million due to the significant costs associated with customer growth.

Liquidity and Capital Resources

    Our primary liquidity requirements are for working capital, capital expenditures, debt service, acquisitions, and customer growth. In the past we have met these requirements through cash flow from operations, sales of our common and preferred stock, borrowings under our credit facility, and issuance of our senior subordinated notes. Our existing credit facility provides for borrowings up to $300.0 million. As of December 31, 1999, we had $213.0 million outstanding under our credit facility. Under the existing credit facility, amounts may be borrowed, subject to mandatory repayments, or repaid at any time through maturity, provided that the outstanding borrowings do not exceed the total amount available under the existing credit facility.

    Net cash provided by operating activities was $40.4 million for the year ended December 31, 1999. Adjustments to the $4.9 million net income to reconcile to net cash provided by operating activities included $41.3 million in depreciation and amortization, a $3.4 million increase in accounts receivable and other adjustments.

    Net cash used in investing activities for the year ended December 31, 1999 was $82.7 million. The principal uses of cash included our $11.9 million acquisition of Glacial Lakes Cellular, $36.4 million for the pending acquisition of Triton and $26.3 million in purchases of property and equipment, of which $4.7 million was attributable to Wireless Alliance capital expenditures. These purchases reflect the continued expansion of our existing cellular coverage and the continued upgrading of existing cell sites and switching equipment. In addition, one of our affiliates was a successful bidder in the auction of local multi-point distribution system licenses, acquiring 13 licenses at a cost of $7.0 million, and was a successful bidder in the PCS C block license auction, acquiring the license for the St. Cloud, Minnesota basic trading area for $1.6 million.

    Net cash provided by financing activities was $41.6 million for the year ended December 31, 1999, consisting primarily of $40.0 million in additional borrowings under the $300.0 million credit facility, net of a partial repayment of $27.0 million.

    In February 2000, we completed a follow-on offering of 2,748,000 shares of Class A Common Stock. These shares were sold to the public at $61 7/8 per share. We also completed the offering of 140,000 shares of 12 1/4% Junior Exchangeable Preferred Stock and 25,000 shares of our 11 3/8% Senior Exchangeable

Preferred Stock. The Junior Exchangeable Preferred Stock and Senior Exchangeable Preferred Stock were sold at a price of $1,000.00 and $988.88 per share, respectively, have a liquidation preference of $1,000.00 per share and are not convertible into common stock.

    The $320.6 million net proceeds from the offerings will be used, together with a new $1.2 billion credit facility and the issuance of $110.0 million in convertible preferred stock, to finance the pending acquisition of the licenses, operations and related assets of Triton, repay our existing credit facility (balance of $213.0 million at December 31, 1999), fund capital expenditures and for general corporate purposes. We anticipate that after the Triton acquisition we will have $146.7 million available under the new credit facility.

    In the event that the Triton acquisition does not close, we will not enter into the new credit facility and will be required to redeem the junior exchangeable preferred stock. In that event, the funds available under our existing credit facility and proceeds from the common and senior exchangeable preferred stock offerings will be adequate to fund anticipated capital expenditures and operations. Capital expenditures for 2000 are expected to be approximately $40.0 million (including $3.0 million for Wireless Alliance and $7.6 million for Triton).

Other Matters

Inflation

    The impact of inflation on our operations has not been significant.

Year 2000 Readiness

    Prior to January 1, 2000, our Y2K project team, staffed with subject matter experts, evaluated our computerized systems to ensure that our business and operational systems would be Y2K ready. As a result, we believe all of our mission critical software and hardware were remedied and made Y2K ready.

    We budgeted $2.0 million to cover costs associated with Y2K assessments, modifications, and associated upgrades, of which approximately $1.3 million had been spent on upgrades and replacements of non-Y2K compliant systems as of December 31, 1999.

    Our cellular network has continued to function in 2000 without service affecting outages due to Y2K problems. However, some network equipment suppliers were and/or continue to be unwilling or unable to give unqualified warranties that network equipment is Y2K compliant.

    The terms and conditions under which we provide cellular and paging services to our customers provide that we are not liable for any consequential or incidental damages to our customers. Service affecting outages have occurred in limited geographic areas in the past and we have not been found liable to any person for damages in excess of the limitations imposed by the terms and conditions of service. We believe it is unlikely that an outage related to Y2K readiness would lead to a different result, but we cannot assure you that our liability will be limited to that extent. As we have not experienced any outages related to Y2K, we do not anticipate that any litigation involving us would arise as a result of Y2K readiness issues.

    As the year 2000 progresses, we may experience problems associated with the year 2000 that have not yet been discovered. We continue to monitor and test our systems to identify and correct any problems. Our Y2K project team will remain in place at least through the first quarter of 2000.

Seasonality

    We experience seasonal fluctuations in revenues and operating income (loss). Our average monthly roamer revenue per cellular customer increases during the second and third calendar quarters. This increase reflects greater usage by our roamer customers who travel in our cellular service area for weekend and vacation recreation or work in seasonal industries. Because our cellular service area includes many seasonal recreational areas, we expect that roamer revenues will continue to fluctuate seasonally more than service revenues. With the Triton acquisition we will cover a more diverse geographic area, and we anticipate that this diversification will reduce the effects of seasonality on our operating results.

    Certain unaudited quarterly results for 1999 and 1998 are set forth below (in thousands, except average monthly revenue per cellular customer):

	1999 Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31
Total revenues	$32,165	$38,170	$46,942	$39,342
Operating income	3,720	8,098	14,095	4,298
Net earnings (loss) applicable to common shares	(5,368)	(2,630)	3,522	(6,586)
Basic net earnings (loss) per share	$(0.60)	$(0.29)	$0.39	$(0.72)
Diluted net earnings (loss) per share	$(0.60)	$(0.29)	$0.36	$(0.72)
EBITDA (*)	13,446	18,025	23,991	16,026
Average monthly revenue per cellular customer	$47	$54	$63	$51
	1998 Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31
Total revenues	$14,797	$17,672	$33,955	$32,108
Operating income (loss)	(524)	364	5,903	2,256
Net loss applicable to common shares	(2,066)	(2,703)	(4,469)	(6,476)
Basic and diluted net earnings (loss) per share	$(0.23)	$(0.30)	$(0.50)	$(0.73)
EBITDA(*)	3,694	5,211	14,361	11,266
Average monthly revenue per cellular customer	$46	$53	$57	$51

(*)
See footnote (1) on page 28 under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a definition and discussion of EBITDA.

Forward-Looking Information

    Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. A number of factors could cause actual results, performance, achievements by us, or industry results to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, completion of the pending Triton acquisition, our ability to respond to the competitive environment in the wireless and telecommunications industries, changes in economic conditions in general and in our business, changes in legislation and regulations applicable to our business, demographic changes, changes in prevailing interest rates and the availability and terms of financing to fund the anticipated growth of our business, our ability to attract and retain qualified personnel, our significant indebtedness, our ability to achieve our growth plans, potential problems related to our Y2K readiness or the Y2K readiness of parties with whom we do business, and changes in our acquisition and capital expenditure plans. Investors are cautioned that all forward-looking statements involve risks, uncertainties, and assumptions.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

    Rural Cellular Corporation uses Exchangeable Preferred Stock, Senior Subordinated Notes, and bank credit facilities to finance its operations. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose us to interest rate risk, with the primary interest rate risk exposure resulting from changes in LIBOR or the prime rate, which are used to determine the interest rates that are applicable to borrowings under our bank credit facilities. We use off-balance sheet derivative financial instruments, including interest rate swap and interest rate protection agreements, to partially hedge interest transactions. All of our derivative financial instrument transactions are entered into for non-trading purposes. The terms and characteristics of the derivative financial instruments are matched with the underlying on-balance sheet instrument or anticipated transaction and do not constitute speculative or leveraged positions independent of these exposures.

    At December 31, 1999, $213.0 million of our debt bore interest at a variable rate, of which $165.0 million is rate protected by three interest rate swaps. Holding other variables constant, such as debt levels, a one percentage point increase in interest rates would be expected to have an estimated impact on pretax earnings and cash flows of approximately $480,000 in a given year. Had the Company not entered into the $165.0 million in interest rate swaps, a one percentage point increase in interest rates would be expected to have an additional $2.1 million impact on pretax earnings and cash flows in a given year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Consolidated Financial Statements and Notes thereto commencing on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding directors of Rural Cellular is set forth in the Proxy Statement under the heading "Election of Directors" and is incorporated herein by reference. The information regarding our executive officers is contained in Part I of this Form 10-K.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	(1) Consolidated Financial Statements	Page Number In this Form 10-K
	Report of Independent Public Accountants	F-1
	Consolidated Balance Sheets as of December 31, 1999 and 1998	F-2
	Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997	F-3
	Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1999, 1998 and 1997	F-4
	Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997	F-5
	Notes to Consolidated Financial Statements	F-6
(2) Consolidated Financial Statement Schedule
The following financial statement schedule is filed as part of this Form 10-K:
	Report of Independent Public Accountants	S-1
	Schedule II—Valuation and Qualifying Accounts	S-2
All schedules not included are omitted either because they are not applicable or because the information required therein is included in Notes to Consolidated Financial Statements.
(3) Exhibits
See Exhibit Index on page 63.
(b)	Reports on Form 8-K
No reports on Form 8-K were filed during the quarter ended December 31, 1999.
(c)	Exhibits
See Exhibit Index on page 63.
(d)	Other Financial Statements
Not applicable.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RURAL CELLULAR CORPORATION
/s/ RICHARD P. EKSTRAND Richard P. Ekstrand President and Chief Executive Officer
Date: March 29, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ RICHARD P. EKSTRAND Richard P. Ekstrand	President and Chief Executive Officer (Principal Executive Officer) and Director	March 29, 2000
/s/ WESLEY E. SCHULTZ Wesley E. Schultz	Senior Vice President, Chief Financial Officer and Director	March 29, 2000
/s/ ANN K. NEWHALL Ann K. Newhall	Senior Vice President, General Counsel, Secretary and Director	March 29, 2000
/s/ DAVID J. DEL ZOPPO David J. Del Zoppo	Vice President, Finance and Accounting	March 29, 2000
/s/ GEORGE W. WIKSTROM George W. Wikstrom	Director	March 29, 2000
/s/ DON C. SWENSON Don C. Swenson	Director	March 29, 2000
/s/ JEFFREY S. GILBERT Jeffrey S. Gilbert	Director	March 29, 2000

/s/ MARVIN C. NICOLAI Marvin C. Nicolai	Director	March 29, 2000
/s/ GEORGE M. REVERING George M. Revering	Director	March 29, 2000

Report of Independent Public Accountants

To Rural Cellular Corporation:

    We have audited the accompanying consolidated balance sheets of Rural Cellular Corporation (a Minnesota corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rural Cellular Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                      ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
February 4, 2000, except for Note 14,
as to which the date is March 22, 2000.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31,

(In thousands)

ASSETS

	1999	1998
CURRENT ASSETS:
Cash	$1,285	$2,062
Accounts receivable, less allowance of $894 and $1,555	17,036	13,796
Inventories	4,419	2,321
Other current assets	633	813

Total current assets	23,373	18,992

PROPERTY AND EQUIPMENT, less accumulated depreciation of $68,604 and $42,538	130,651	131,714

LICENSES AND OTHER ASSETS:
Licenses and other intangible assets, less accumulated amortization of $19,728 and $8,108	318,632	309,672
Deferred debt issuance costs, less accumulated amortization of $1,753 and $509	11,099	11,761
Restricted funds in escrow	35,000	—
Other assets	7,523	8,385

Total licenses and other assets	372,254	329,818

	$526,278	$480,524

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,220	$16,524
Advance billings and customer deposits	3,271	3,229
Accrued interest	3,683	3,508
Dividends payable	2,102	1,880
Other accrued expenses	3,984	3,389

Total current liabilities	29,260	28,530
LONG-TERM DEBT	339,742	298,851

Total liabilities	369,002	327,381

COMMITMENTS AND CONTINGENCIES (Note 9)
MINORITY INTEREST	—	1,663
SENIOR EXCHANGEABLE PREFERRED STOCK	147,849	132,201
SHAREHOLDERS' EQUITY:
Class A common stock; $.01 par value; 15,000 shares authorized, 8,090 and 7,780 shares issued and outstanding	81	78
Class B common stock; $.01 par value; 5,000 shares authorized, 1,032 and 1,203 shares issued and outstanding	10	12
Additional paid-in capital	36,916	35,707
Accumulated deficit	(27,580)	(16,518)

Total shareholders' equity	9,427	19,279

	$526,278	$480,524

The accompanying notes are an integral part of these consolidated balance sheets.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

(In thousands, except per share data)

	1999	1998	1997
REVENUES:
Service	$105,983	$75,633	$43,408
Roamer	43,337	20,199	9,475
Equipment	7,299	2,700	1,020

Total revenues	156,619	98,532	53,903

OPERATING EXPENSES:
Network costs	19,427	18,877	11,578
Cost of equipment sales	10,951	5,968	2,807
Selling, general and administrative	54,753	39,156	25,225
Depreciation and amortization	41,277	26,532	12,458

Total operating expenses	126,408	90,533	52,068

OPERATING INCOME	30,211	7,999	1,835

OTHER INCOME (EXPENSE):
Interest expense	(27,116)	(19,060)	(6,065)
Interest and dividend income	467	1,461	232
Minority interest	1,663	4,553	3,082
Other	(338)	(535)	(350)

Other expense, net	(25,324)	(13,581)	(3,101)

INCOME (LOSS) BEFORE INCOME TAX AND EXTRAORDINARY ITEM	4,887	(5,582)	(1,266)
INCOME TAX PROVISION	37	—	—

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	4,850	(5,582)	(1,266)

EXTRAORDINARY ITEM—EARLY EXTINGUISHMENT OF DEBT	—	(1,042)	—

NET INCOME (LOSS)	4,850	(6,624)	(1,266)
PREFERRED STOCK DIVIDEND	(15,912)	(9,090)	—

NET LOSS APPLICABLE TO COMMON SHARES	$(11,062)	$(15,714)	$(1,266)

NET LOSS PER BASIC AND DILUTED COMMON SHARE	$(1.22)	$(1.76)	$(0.14)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	9,047	8,916	8,853

The accompanying notes are an integral part of these consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

(In thousands)

	Class A Common Stock		Class B Common Stock
						Retained Earnings (Accumulated Deficit)
					Additional Paid-In Capital		Total Shareholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 1996	7,503	$75	1,350	$14	$34,446	$462	$34,997
Conversion of Class B common stock to Class A common stock	90	1	(90)	(1)	—	—	—
Net loss applicable to common shares	—	—	—	—	—	(1,266)	(1,266)

BALANCE, December 31, 1997	7,593	76	1,260	13	$34,446	(804)	33,731
Conversion of Class B common stock to Class A common stock	57	1	(57)	(1)	—	—	—
Stock issued through employee stock purchase plan	6	—	—	—	57	—	57
Stock options exercised	124	1	—	—	1,204	—	1,205
Net loss applicable to common shares	—	—	—	—	—	(15,714)	(15,714)

BALANCE, December 31, 1998	7,780	78	1,203	12	35,707	(16,518)	19,279
Conversion of Class B common stock to Class A common stock	171	2	(171)	(2)	—	—
Stock issued through employee stock purchase plan	17	—	—	—	151	—	151
Stock options exercised	122	1	—	—	1,058	—	1,059
Net loss applicable to common shares	—	—	—	—	—	(11,062)	(11,062)

BALANCE, December 31, 1999	8,090	$81	1,032	$10	$36,916	$(27,580)	$9,427

The accompanying notes are an integral part of these consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

(In thousands)

	1999	1998	1997
OPERATING ACTIVITIES:
Net income (loss)	$4,850	$(6,624)	$(1,266)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	41,277	26,532	12,458
Extraordinary item—early extinguishment of debt	—	1,042	—
Equity in losses of unconsolidated affiliates	3	655	350
Change in minority interest	(1,663)	(4,552)	(3,082)
Other	1,045	7	(42)
Change in other operating elements:
Accounts receivable	(3,365)	(1,058)	(1,008)
Inventories	(2,098)	(230)	(27)
Other current assets	187	365	(262)
Accounts payable	(181)	9,097	(2,525)
Advance billings and customer deposits	34	(16)	797
Other accrued expenses	323	3,346	2,649

Net cash provided by operating activities	40,412	28,564	8,042

INVESTING ACTIVITIES:
Purchases of property and equipment, net	(26,287)	(41,491)	(34,928)
Purchases of wireless properties	(11,465)	(269,984)	(85,706)
Pending acquisition costs	(36,360)	—	—
Purchases of FCC Licenses	(8,656)	—	—
Other	19	(1,734)	(3,985)

Net cash used in investing activities	(82,749)	(313,209)	(124,619)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,210	1,262	—
Proceeds from issuance of senior subordinated notes	—	125,000	—
Proceeds from issuance of senior exchangeable preferred stock	—	125,000	—
Proceeds from issuance of long-term debt	67,000	193,625	137,695
Proceeds from interest rate swap transactions	982	1,003	—
Repayments of long-term debt	(27,000)	(148,625)	(18,161)
Payments of debt issuance costs	(632)	(12,553)	(1,199)

Net cash provided by financing activities	41,560	284,712	118,335

NET INCREASE (DECREASE) IN CASH	(777)	67	1,758
CASH, at beginning of year	2,062	1,995	237

CASH, at end of year	$1,285	$2,062	$1,995

The accompanying notes are an integral part of these consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999 and 1998

1. Organization and Nature of Business:

    Rural Cellular Corporation and its subsidiaries ("the Company" or "RCC") provide wireless communication services in the upper Midwest and portions of New England. The Company operates its cellular and paging systems under licenses granted by the Federal Communications Commission ("FCC"). The Company's operations are subject to the applicable rules and regulations of the FCC.

2. Acquisitions:

Unity Cellular System, Inc.

    Effective May 1, 1997, the Company completed the acquisition of the Maine wireless telephone operations and related assets of Unity Cellular Systems, Inc. and related cellular and microwave licenses from InterCel, Inc. In addition, the Company acquired InterCel's 51% interest in the Northern Maine Cellular Partnership, which holds a cellular license for Maine RSA2, and acquired the remaining 49% in Northern Maine from an unrelated third party. The cost for all of the acquired properties in Maine (the "MRCC Acquisition") was $85.7 million. In addition to Maine RSA 2, the licenses cover the Bangor, Maine MSA and Maine RSA 3 (which includes Augusta, the state capitol). The Company operates its Maine operations through a wholly owned subsidiary, MRCC, Inc. ("MRCC"). Headquartered in Bangor, MRCC serves a 20,500 square-mile service area that encompasses approximately 518,000 POPs.

Atlantic Cellular Company, L.P.

    Effective July 1, 1998, the Company completed the acquisition of the Massachusetts, New Hampshire, New York and Vermont cellular telephone licenses, operations and related assets of Atlantic Cellular Company L.P. and one of its subsidiaries ("Atlantic"), for approximately $262.5 million. Under the terms of the agreement, the Company acquired a contiguous, multi-state service area of 21,000 square miles, encompassing approximately 1.1 million POPs. The cellular properties acquired from Atlantic include: (i) northwestern Massachusetts (RSA 1); (ii) western New Hampshire (RSA 1); (iii) the northeastern corner of New York (RSA 2); and (iv) the entire state of Vermont (RSA 1, RSA 2, and the Burlington MSA). In addition, the Company acquired Atlantic's long distance business. The Company operates its Atlantic operations through its wholly-owned subsidiary, RCC Atlantic, Inc. ("RCC Atlantic").

Western Maine Cellular, Inc.

    Effective July 31, 1998, the Company completed the acquisition of the outstanding stock of Western Maine Cellular, Inc. ("WMC"), a wholly-owned subsidiary of Utilities, Inc. for approximately $7.5 million. WMC provides cellular service to western Maine RSA 1, which incorporates a 3,700 square-mile service area of western Maine and encompasses 83,000 POPs. The Company operates WMC through MRCC.

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

Accounting Treatment

    The purchase prices for Atlantic, WMC, Unity and Glacial were allocated to the net assets based on their estimated fair values and the excess was recorded as goodwill and is being amortized over 33 to 39 years. The purchase price allocation for Glacial has been completed on a preliminary basis, subject to adjustment should new or additional facts about the business become known. All of the above acquisitions have been accounted for under the purchase method of accounting; accordingly operating results have been included from the date of acquisition.

    The following unaudited pro forma information presents the consolidated results of operations as if the acquisitions of Atlantic, WMC, Unity and Glacial had occurred as of January 1, 1998. This summary is not necessarily indicative of what the results of operations of the Company and the acquired entities would have been if they had been a single entity during such period, nor does it purport to represent results of operations for any future periods.

	Years Ended December 31,
	1999	1998
	(In thousands, except for per share data)
Total revenues	$156,972	$126,613
Operating income	30,240	13,454
Net income (loss) before extraordinary item	4,778	(9,772)
Net loss applicable to common shares	$(11,134)	$(25,531)
Basic and diluted net loss per share	$(1.23)	$(2.87)

Pending Acquisition of Triton Cellular Partners, L.P.

    Effective November 8, 1999, the Company announced that its subsidiary, RCC Holdings, Inc., has entered into a definitive agreement to acquire the cellular telephone licenses, operations and related assets of Triton Cellular Partners, L.P. ("Triton Cellular"). The transaction is valued at approximately $1.24 billion. Triton Cellular's multi-state service area covers approximately 152,000 square miles with approximately 2.3 million POPs. This sale is expected to be completed on April 3, 2000. The combined net proceeds from the offerings (see note 14), together with a new $1.2 billion credit facility and the issuance of convertible securities, will be used to finance the acquisition.

3. Summary of Significant Accounting Policies:

Recently Issued Accounting Pronouncements

    The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive earnings and its components in financial statements; however, the adoption of this Statement had no impact on the Company's net earnings or shareholders' equity. SFAS 130 requires minimum pension liability adjustments, unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive earnings. There were no material differences between net earnings and comprehensive earnings for any periods presented in the accompanying consolidated financial statements.

    The Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," effective January 1, 1998. This new standard requires companies to disclose segment data based on how management makes decisions about allocating resources to segments and how it measures segment performance. SFAS 131 requires companies to disclose a measure of segment profit or loss (operating income, for example), segment assets and reconciliations to consolidated totals. It also requires entity-wide disclosures about a company's products and services, its major customers and the material countries in which it holds assets and reports revenues.

    In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The adoption of SOP 98-5 did not have a material effect on the Company's financial position or results of operations.

    SFAS 133, "Accounting for Derivative Instruments and for Hedging Activities," was issued in July 1998. This standard establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or a liability measured at fair value. SFAS 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document and designate and assess the effectiveness of transactions that receive hedge accounting treatment. SFAS 133 is effective for fiscal years beginning after June 15, 2000, and cannot be applied retroactively. The Company has not yet quantified the impacts of adopting SFAS 133 on its financial statements; however, SFAS 133 could increase the volatility of reported earnings and other comprehensive income once adopted.

    In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition, to provide guidance on the recognition, presentation and disclosure of revenue in the financial statements. The Company is in the process of assessing the impact of SAB No. 101 on its financial statements but anticipates SAB No. 101 will not have a material effect on the Company's financial position or results of operations.

Principles of Consolidation

    The consolidated financial statements include the accounts of RCC and its wholly-owned subsidiaries, RCC Atlantic, Inc., MRCC, Inc., RCC Paging, Inc., RCC Atlantic Long Distance, Inc., RCC Network, Inc., RCC Transport, Inc., RCC Holdings, Inc. and TLA Spectrum, LLC, and its majority owned joint venture, Wireless Alliance, LLC ("Wireless Alliance"). All significant intercompany balances and transactions have been eliminated. Investments in unconsolidated affiliates represent investments in companies in which RCC has a 20% to 50% ownership interest and which are accounted for under the equity method.

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

Net Income (Loss) Per Common Share

    The Company follows the provisions of SFAS Statement No. 128, "Earnings per Share." Basic EPS is computed by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted EPS is computed by including dilutive common stock equivalents with the basic weighted average shares outstanding.

Inventories

    Inventories consist of cellular telephone equipment, pagers and accessories and are stated at the lower of cost, determined using the specific identification method, or market.

Property and Equipment

    Property and equipment are recorded at cost. Additions, improvements or major renewals are capitalized, while expenditures that do not enhance or extend the asset's useful life are charged to operating expenses as incurred. Depreciation is computed using the straight-line method based on the estimated useful life of the asset.

    The components of property and equipment and the useful lives of the assets are as follows as of December 31:

	1999	1998	Useful Lives
	(In thousands)
Land	$5,010	$4,247	N/A
Building and towers	49,028	43,947	15-39 Years
Equipment	131,356	115,661	2-10 Years
Furniture and fixtures	12,573	9,620	3-10 Years
Assets under construction	1,288	777	N/A

	199,255	174,252
Less—accumulated depreciation	(68,604)	(42,538)

Property and equipment, net	$130,651	$131,714

    The Company's network construction expenditures are recorded as assets under construction until the system or assets are placed in service, at which time the assets are transferred to the appropriate property and equipment category. As a component of assets under construction, the Company capitalizes interest and salaries of the Company's engineering employees during the construction period for projects that extend beyond one year.

Licenses and Other Intangible Assets

    Licenses consist of the cost of acquiring paging licenses, the value assigned to the Wireless Alliance personal communications services (PCS) licenses, other PCS licenses, local multi-point distribution (LMDS) licenses, and the value assigned to cellular licenses acquired through the acquisitions of Unicel, Northern Maine, Atlantic, Western Maine Cellular, and Glacial Lakes Cellular. Other intangibles, resulting primarily from the acquisitions of Unicel, Northern Maine, Atlantic, Western Maine Cellular and Glacial Lakes Cellular, include the value assigned to subscriber lists and goodwill. Amortization is computed using the straight-line method based on the estimated useful life of the asset.

    The components of licenses and other intangible assets are as follows as of December 31:

	1999	1998	Amortizable Lives
	(In thousands)
Licenses:
Cellular	$138,858	$135,407	33-39 Years
PCS	11,115	9,629	40 Years
Paging	275	275	30 Years
Local Multi Point Distribution	7,045	—	40 Years
Other intangible assets:
Goodwill	128,237	122,744	33-39 Years
Subscriber lists	52,830	49,725	10 Years

	338,360	317,780
Less-accumulated amortization	(19,728)	(8,108)

Licenses and other intangible assets, net	$318,632	$309,672

Deferred Debt Issuance Costs

    Deferred debt issuance costs relate to the Credit Facility, the Senior Subordinated Notes and the Exchangeable Preferred Stock (see Notes 4 and 6). These costs are being amortized over the respective instruments' terms.

Other Assets

    Other assets primarily consist of costs related to spectrum relocation, restricted investments and investments in unconsolidated affiliates. Restricted investments represent the Company's investments in stock of the St. Paul Bank for Cooperatives and are stated at cost, which approximates fair value. The restricted investments were purchased pursuant to the terms of a loan agreement and are restricted as to withdrawal. Investments in unconsolidated affiliates are accounted for using the equity method and represent the Company's ownership interests in Cellular 2000, Inc. Cellular 2000, Inc. is an entity organized to own the trade name and related trademark for Cellular 2000.

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

    The Company intends to replace its analog switch in its Atlantic region with a digital switch in the fourth quarter of 2000. As a result of this proposed replacement, the Company has reevaluated the analog switch's future net cash flows and has accordingly adjusted its depreciation schedule to reflect the remaining life. Based on the accelerated depreciation schedule, the analog switch will be fully depreciated by the end of 2000.

Fair Value of Financial Instruments

    FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Statement No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.

    The carrying amounts and fair values of the Company's financial instruments are as follows as of December 31:

	Carrying Amount		Estimated Fair Value
	1999	1998	1999	1998
	(In thousands)
Financial asset
Cash	$1,285	$2,062	$1,285	$2,062
Restricted funds in escrow	35,000	—	35,000	—
Accounts receivable, net	17,036	13,796	17,036	13,796
Financial liabilities
$300 million credit facility	213,000	173,000	213,000	173,000
9 5/8% Senior Subordinated Notes	125,000	125,000	125,000	131,250
Other long term debt	892	—	892	—
Other financial instruments
$65 million Toronto Dominion Bank interest rate swap agreement	—	—	645	(1,701)
$65 million Bank Boston interest rate swap agreement	—	—	646	(2,238)
$35 million PNC Bank interest rate swap agreement	—	—	(628)	(819)
$125 million Toronto Dominion Bank synthetic call	—	—	3,763	—

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

4. Long-term Debt:

    The Company had the following long-term debt outstanding at December 31:

	1999	1998
	(In thousands)
$300 million credit facility	$213,000	$173,000
Deferred gain on hedge agreement	1,742	851
9 5/8% Senior Subordinated Notes	125,000	125,000

Long-term debt	$339,742	$298,851

    $160 Million Credit Facility--On May 28, 1998, the Company repaid $140 million of the outstanding principal amount of its $160 million credit facility utilizing the proceeds from its issuance of $125 million in 9 5/8% Senior Subordinated Notes ("Senior Subordinated Notes") and 125,000 shares of 11 3/8% Senior Exchangeable Preferred Stock ("Senior Exchangeable Preferred Stock"). Accordingly, the Company recognized an extraordinary loss of approximately $1 million related to the early retirement of debt, representing the unamortized debt issuance costs.

    $300 Million Credit Facility--On July 1, 1998, the Company entered into a new revolving Credit Facility for $300 million with a syndicate of banks (the "Credit Facility"), which replaced the $160 million credit facility. At the Company's discretion, advances under the Credit Facility bear interest at the London Interbank Offering Rate ("LIBOR") plus an applicable margin (1.25% as of December 31, 1999) based on the Company's ratio of indebtedness to annualized operating cash flow as of the end of the most recently completed fiscal quarter. As of December 31, 1999, the effective rate of interest on the Credit Facility, excluding the impact of the hedge agreements, was 7.32%. A commitment fee of 0.375% on the unused portion of the Credit Facility is payable quarterly. Borrowings under the Credit Facility are secured by a pledge of all the assets of the Company excluding its ownership in the stock of Cellular 2000, Inc. Mandatory commitment reductions are required upon any material sale of assets. The Credit Facility is subject to various covenants including the ratio of indebtedness to annualized operating cash flow and the ratio of annualized operating cash flow to interest expense. As of December 31, 1999, the Company was in compliance with all covenants under the Credit Facility.

    9 5/8% Senior Subordinated Notes--On May 14, 1998, the Company issued $125 million principal amount of 9 5/8% Senior Subordinated Notes due 2008. Interest on the Senior Subordinated Notes is payable semi-annually on May 15 and November 15 of each year. The Senior Subordinated Notes will mature on May 15, 2008, and are redeemable, in whole or in part, at the option of the Company, at any time on or after May 15, 2003. In addition, at any time prior to May 15, 2001, the Company may redeem up to 25% of the aggregate principal amount of Senior Subordinated Notes with the net cash proceeds of a qualified event at a price equal to 109.625% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption; provided that at least $90 million in aggregate principal amount of Senior Subordinated Notes remains outstanding immediately after such redemption. A qualified event is a public equity offering or one or more strategic equity investments which in either case results in aggregate net proceeds to the Company of not less than $50 million. Within 30 days after the occurrence of a change of control, the Company will be required to make an offer to purchase all outstanding Senior Subordinated Notes at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase. The Senior Subordinated Notes are unsecured senior subordinated obligations of the Company and will be subordinated in right of payment to future senior indebtedness (as defined in the Indenture related to the Senior Subordinated Notes) of the Company and effectively subordinated to all obligations of the Company's subsidiaries (including the guarantees by such subsidiaries of the Credit Facility described above).

    Maturities of long term debt as of December 31, 1999, are as follows:

Year	Amount
(In thousands)
2000	$—
2001	11,981
2002	19,969
2003	29,287
2004	39,938
Thereafter	236,825

Total	$338,000

5. Financial Instruments:

    As required by the Credit Facility, the Company maintains interest rate swaps on at least 50% of the principal amount of the loans outstanding such that the weighted average term of all interest rate protection is not less than three years at all dates of determination, and as otherwise provided in the Credit Facility. These interest rate swaps effectively convert a portion of the variable rate debt to fixed-rate debt in order to reduce the Company's risk to movements in interest rates. As of December 31, 1999, the Company is party to three interest rate swaps expiring August 6, 2003, with a total outstanding notional amount of $165 million and a fair market value of $663,000.

    In anticipation of the offering of the Senior Subordinated Notes and Senior Exchangeable Preferred Stock, the Company also entered into a $150 million hedge agreement. On May 12, 1998, the Company settled the hedge agreement, resulting in a gain of approximately $1.0 million. This gain is being accreted as a reduction of interest expense over the lives of the underlying debt instruments.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999 and 1998

(Continued)

5. Financial Instruments: (Continued)

    On February 2, 1999, RCC also entered into two swap transactions through TD Bank Financial Group, which have a combined notional principal amount of $125 million. The swap transactions require the Company to pay 8.535% and to receive 9.625% of the notional amount through 2003. The spread is being treated as a cash advance to be paid back from June 2003 through May 2008. During the period of June 2003 through May 2008, the Company will pay the difference between LIBOR and the fixed swap rate if the swap rate exceeds LIBOR and will receive the difference between LIBOR and the fixed swap rate if LIBOR exceeds the swap rate. Settlement occurs on the semiannual reset dates specified by the terms of the contracts. As of December 31, 1999, the fair market value of the swap transactions was $3.8 million.

    The Company is exposed to credit loss in the event of non-performance by counter-parties to the swap agreements. However, the Company has established strict counter-party guidelines and only enters into transactions with financial institutions of investment grade or better. The Company considers the risk of counter-party default to be minimal.

6. Exchangeable Preferred Stock:

    On May 14, 1998, the Company completed the placement of 125,000 shares of 11 3/8% Exchangeable Preferred Stock with a liquidation preference of $1,000 per share. The Senior Exchangeable Preferred Stock is senior to all classes of junior preferred stock and common stock of the Company with respect to dividend rights and rights on liquidation, winding-up and dissolution of the Company. The Senior Exchangeable Preferred Stock is non-voting, except as otherwise required by law and as provided in the Certificate of Designation. Dividends on the Senior Exchangeable Preferred Stock are cumulative, accrue at 11 3/8% per annum, are payable quarterly, and may be paid, at the Company's option, on any dividend payment date occurring on or before May 15, 2003, either in cash or by the issuance of additional shares of Senior Exchangeable Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. Thereafter, all dividends will be payable in cash only. As of December 31, 1999, the Company has accrued $2.1 million in preferred stock dividends which were distributed on February 15, 2000.

7. Shareholders' Equity:

Authorized Shares

    As of December 31, 1999, the Company's Restated Articles of Incorporation authorize the issuance of 30,000,000 shares of $0.01 par value capital stock. Of such authorized shares, 9,550,000 have not been designated as to class.

    On March 22, 2000, the Company's shareholders voted to approve a proposal to adopt an amendment to the Articles of Incorporation of the Company that will increase the number of authorized shares of capital stock to 300,000,000 shares, consisting of 200,000,000 shares of Class A common stock, 10,000,000 shares of Class B common stock and 90,000,000 undesignated shares.

Common Stock Rights

    Class A common shareholders are entitled to one vote for each share owned while Class B common shareholders are entitled to ten votes for each share owned. Each share of Class B common stock may at any time be converted into one share of Class A common stock at the option of the holder. Additionally, all issued Class B common shares will be converted into an equivalent number of Class A common shares upon the affirmative vote of not less than 66 2/3 of the then issued Class B common shares. Further, Class B common shares are automatically converted to an equal number of Class A common shares if they are transferred to anyone who is not an affiliate of the transferring shareholder of the Company.

    On April 30, 1999 RCC adopted shareholder rights plans for its Class A Common Stock and Class B Common Stock. The rights plans give each holder of Class A Common Stock the right to purchase 1/100th of a newly authorized preferred share that is essentially equivalent to one share of Class A Common Stock and each holder of Class B Common Stock the right to purchase 1/100th of a newly authorized preferred share, essentially equivalent to one share of Class B Common Stock. The exercise price for both the Class A rights and the Class B rights is $120 per right.

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

    The stock option plan for nonemployee directors authorizes the issuance of up to 210,000 shares of Class A common stock. The plan provides that the option price shall not be less than the fair market value of the Class A common stock outstanding on the date of grant. The options vest and become exercisable one year following the date of grant and expire five years thereafter.

    The employee stock purchase plan authorizes the issuance of 250,000 shares of Class A common stock. Employees who satisfy certain length of service and other criteria are permitted to purchase shares at 85% of the fair market value of the Class A common stock on January 1 or December 31 of each year, whichever is lower.

    Options outstanding as of December 31, 1999 have exercise prices ranging between $8.75 and $43.25. Information related to stock options is as follows:

	1999		1998		1997
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options
Outstanding, beginning of period	872,700	$11.17	735,200	$9.47	459,700	$9.99
Granted	323,250	14.53	291,250	14.66	319,750	9.09
Exercised	(129,903)	9.95	(123,750)	9.78	—	—
Canceled	(19,500)	10.99	(30,000)	9.13	(44,250)	8.75

Outstanding, end of period	1,046,547	12.36	872,700	11.17	735,200	9.47

Exercisable, end of period	317,557	11.15	264,590	10.06	161,895	9.92

Weighted average fair value of options granted		$10.94		$10.04		$6.40

    The Company accounts for stock options under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the Company's plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's results of operations and net (income) loss per share would have been adjusted to the following pro forma amounts:

	Years ended December 31,
	1999	1998	1997
	(in thousands except for per share data)
Net loss:
As reported	$(11,062)	$(15,714)	$(1,266)
Pro forma	(12,510)	(16,790)	(1,890)
Basic and diluted net loss per share:
As reported	$(1.22)	$(1.76)	$(.14)
Pro forma	(1.38)	(1.88)	(.21)

    The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997: expected volatility of 54.78%, 50.50% and 51.61%, respectively; risk-free interest rates of 8.5%; expected life of 10 years and no expected dividend yield. The per share weighted average fair value of options granted in 1999, 1998 and 1997 was $10.94, $10.04 and $6.40 per share, respectively.

8. Income Taxes:

    The components of the Company's income tax provision are as follows (In thousands):

	Years ended December 31,
	1999	1998	1997
Current:
Federal	$—	$—	$—
State	37	—	—

	37	—	—
Deferred	—	—	—

	$37	$—	$—

    The Company's income tax provision for the year ended December 31, 1999 relates to franchise fees for states which the Company has operations.

    The income tax effect of the items that create deferred income tax assets and liabilities are as follows (In thousands):

	December 31,
	1999	1998
Deferred income tax assets:
Operating loss carryforwards	$19,280	$14,383
Tax credit carryforwards	85	485
Temporary differences:
Allowance for doubtful accounts	1,202	616
Other	326	1,745
Valuation allowance	(2,596)	(7,781)

Total deferred income tax assets	18,297	9,448
Deferred income tax liabilities:
Depreciation	(8,471)	(6,225)
Intangible assets	(8,751)	(3,223)
Other	(1,075)	—

Net deferred income tax asset	$—	$—

    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management has considered the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment. Based upon the assessment, management has established a valuation allowance for net deferred income tax assets not expected to be offset by deferred income tax liabilities due to the uncertainty of the realization of future tax benefits.

    As of December 31, 1999, the Company had tax operating loss carryforwards of approximately $51.0 million available to offset future income tax liabilities. These carryforwards expire in the years 2006 through 2019. The Tax Reform Act of 1986 contains provisions that may limit the availability and timing of usage of net operating loss carryforwards in the event of certain changes in the ownership of the Company's common stock.

9. Commitments and Contingencies:

Employment Agreements

    The Company has employment agreements with certain executive officers with terms ranging from two to three years. These agreements provide for payment of amounts up to three times their annual compensation if there is a termination of their employment as a result of change in control of the Company, as defined in the agreements. The maximum contingent liability under these agreements was $3.0 million at December 31, 1999.

Legal and Regulatory Matters

    The Company is subject to various legal and regulatory matters arising in the normal course of business. Management does not believe any of these matters will have a significant effect on the Company and its financial position or results of operations.

Leases (In thousands)

    The Company leases office space and real estate under noncancelable operating leases. Future minimum payments under these leases as of December 31, 1999 are as follows:

Year	Amount
2000	$2,555
2001	1,739
2002	1,131
2003	787
2004	431
Thereafter	436

Total	$7,079

    Under the terms of the lease agreements, the Company also is responsible for certain operating expenses and taxes. Total rent expense of $3,276, $2,293 and $839 was charged to operations for the years ended December 31, 1999, 1998 and 1997.

10. Related-Party Transactions (In thousands):

Service Agreement

    Prior to 1999, the Company paid Switch 2000 LLC for cellular switching and interconnection services. The rates of reimbursement were negotiated by the parties to the agreement and were similar to rates charged by other service providers. Amounts billed by Switch 2000 LLC to the Company totaled $710 and $3,230 for the years ended December 31, 1998 and 1997, respectively. In September 1998, the Company sold its interest in Switch 2000 for book value.

Roaming Agreement

    The Company has a roaming agreement with a partnership that is affiliated with a beneficial owner of greater than 10% of the Company's common stock. Roaming charges are passed through to the customer. The rates of reimbursement are negotiated by the parties to the agreement and reflect rates charged by other service providers. Net payments by the Company to the partnership were $871, $664 and $167 for the years ended December 31, 1999, 1998 and 1997, respectively.

11. Defined Contribution Plan (In thousands):

    The Company has a defined contribution savings and profit-sharing plan for employees who meet certain age and service requirements. Under the savings portion of the plan, employees may elect to contribute a percentage of their salaries to the plan, with the Company contributing a matching percentage of the employees' contributions. Under the profit-sharing portion of the plan, the Company contributes a percentage of employees' salaries. Contributions charged to operations for the years ended December 31, 1999, 1998 and 1997 were $435, $297 and $162, respectively. The percentages the Company matches under the savings portion of the plan and contributes under the profit-sharing portion of the plan are determined annually by the Company's Board of Directors.

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

Information about the Company's operations in its business units for the years ended December 31 are as follows:

	Years Ended December 31,
	1999	1998	1997
	(In thousands)
STATEMENT OF OPERATIONS:
Revenues
RCC Cellular	$147,433	$87,720	$47,591
Wireless Alliance LLC	9,596	12,369	7,339
Eliminating	(410)	(1,557)	(1,027)

Total revenue	156,619	98,532	53,903

Operating expenses
RCC Cellular	109,299	71,853	39,531
Wireless Alliance LLC	17,519	20,237	13,564
Eliminating	(410)	(1,557)	(1,027)

Total operating expenses	126,408	90,533	52,068
Operating income (loss)
RCC Cellular	38,134	15,867	8,060
Wireless Alliance LLC	(7,923)	(7,868)	(6,225)

Total operating income	30,211	7,999	1,835

Depreciation and amortization
RCC Cellular	36,434	23,490	11,800
Wireless Alliance LLC	4,843	3,042	658

Total depreciation and amortization	41,277	26,532	12,458
Interest expense
RCC Cellular	27,113	19,208	6,065
Wireless Alliance LLC	2,513	1,439	65
Eliminating	(2,510)	(1,587)	(65)

Total interest expense	27,116	19,060	6,065
Other Operating Data:
EBITDA (*)
RCC Cellular	74,568	39,357	19,860
Wireless Alliance LLC	(3,080)	(4,826)	(5,567)

Total EBITDA	71,488	34,531	14,293
Capital expenditures
RCC Cellular	21,616	29,563	26,127
Wireless Alliance LLC	4,671	13,300	8,801

Total capital expenditures	26,287	42,863	34,928

	Years Ended December 31,
	1999	1998	1997
	(In thousands)
Balance Sheet Data:
Property and equipment
RCC Cellular	$174,528	$151,227	$92,630
Wireless Alliance LLC	24,727	23,025	9,164

Total property and equipment	199,255	174,252	101,794
Total assets
RCC Cellular	537,676	480,251	175,612
Wireless Alliance LLC	34,542	34,870	24,273
Eliminating	(45,940)	(34,597)	(18,297)

Total assets	$526,278	$480,524	$181,588

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

13. Supplemental Cash Flow Information:

	Years ended December 31,
	1999	1998	1997
	(In thousands)
Cash paid for:
Interest	$25,488	$16,273	$4,630
Income taxes	46	—	64
Non-cash investing and financing activity:
Preferred stock dividends paid in kind	15,648	7,201	—
Contribution by an affiliate of Aerial Communications, Inc. of PCS licenses	—	—	3,175

14. Events Subsequent to December 31, 1999:

    In February 2000, RCC completed a follow-on offering of 2,748,500 shares of its Class A Common Stock. These shares were sold to the public at $61 7/8 per share. RCC also completed the offering of 140,000 shares of its 12 1/4% Junior Exchangeable Preferred Stock and 25,000 shares of its 11 3/8% Senior Exchangeable Preferred Stock. The Junior Exchangeable Preferred Stock and Senior Exchangeable Preferred Stock

were sold at a price of $1,000.00 and $988.88 per share, respectively, have a liquidation preference of $1,000.00 per share and are not convertible into common stock.

    The $320.6 million net proceeds from the offerings is intended to be used, together with a new $1.2 billion credit facility and the issuance of $110.0 million in convertible preferred stock, to finance the pending acquisition of the licenses, operations and related assets of Triton Cellular, repay RCC's existing credit facility (balance of $213.0 million at December 31, 1999), fund capital expenditures and for general corporate purposes.

    On March 22, 2000, RCC shareholders voted, during a special meeting, to approve the issuance of up to 200,000 shares of Class M redeemable voting convertible preferred stock and amend the Bylaws to increase the maximum number of members of the Board of Directors to eleven. In addition, RCC shareholders voted to approve a proposal adopting an amendment to the Articles of Incorporation to increase the number of authorized shares of capital stock to 300,000,000 shares, consisting of 200,000,000 shares of Class A common stock, 10,000,000 shares of Class B common stock and 90,000,000 undesignated shares.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Rural Cellular Corporation:

    We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Rural Cellular Corporation's Form 10-K and have issued our report thereon dated February 4, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index of consolidated financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                      ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
February 4, 2000, except for Note 14,
as to which the date is March 22, 2000

S-1

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

Allowance for Uncollectible Accounts:

	Years Ended December 31,
	1999	1998	1997
	(in thousands)
Balance, at beginning of year	$1,555	$1,146	$308
Additions charged to income	3,029	2,843	1,511
Write-offs, net of recoveries	(3,690)	(2,434)	(673)

Balance, at end of year	$894	$1,555	$1,146

S-2

EXHIBIT INDEX

Number		Description	Page
2.1		Asset Purchase Agreement among Triton Cellular Partners, L.P. and Rural Cellular Corporation as of November 8, 1999	[vii]
2.2		Stock Purchase Agreement among the shareholders of RGI Group, Inc. and the Company as of February 1, 1999	[vi]
3.1	(a)	Articles of Incorporation	[ix]
3.1	(b)	Amendment to Articles of Incorporation, effective March 24, 2000	[ix]
3.2	(a)	Amended and Restated Bylaws	[ix]
3.2	(b)	Amendment to Amended and Restated Bylaws, effective March 22, 2000	[ix]
4.1		Indenture dated May 14, 1998 between the Registrant, as Issuer, and Norwest Bank Minnesota, N.A., as Trustee, with respect to the 9 5/8% Senior Subordinated Notes Due 2008	[i]
4.2		Form of the 9 5/8% Senior Subordinated Notes Due 2008 (included as an exhibit to the Indenture, filed herewith as Exhibit 4.1)	[i]
4.3		Certificate of Designation of 11 3/8% Senior Exchangeable Preferred Stock	[i]
4.4		Certificate of Designation of 12 1/4% Junior Exchangeable Preferred Stock	[ix]
4.5		Class A Share Rights Agreement dated April 30, 1999	[x]
10.1	(a)	Amended and Restated Loan Agreement among the Registrant, as borrower, the financial institutions whose names appear as lenders on the signature pages thereof, TD Securities (USA), Inc., as arranging agent for the lenders, and Toronto Dominion (Texas), Inc., as administrative agent for the lenders, dated as of July 1, 1998	[iv]
10.1	(b)	Exhibit A—Form of Amended and Restated Borrower's Pledge Agreement	[iv]
10.1	(c)	Exhibit E—Form of Revolving Loan Note	[iv]
10.1	(d)	Exhibit F—Form of Amended and Restated Security Agreement	[iv]
10.1	(e)	Exhibit G—Form of Subsidiary Guaranty	[iv]
10.1	(f)	Exhibit H—Form of Subsidiary Pledge Agreement	[iv]
10.1	(g)	Exhibit I—Form of Subsidiary Security Agreement	[iv]
10.1	(h)	Exhibit J—Form of Term Loan Note	[iv]
10.1	(i)	Exhibit K—Form of Incremental Facility Note	[iv]
10.1	(j)	Exhibit Q—Form of Assignment and Assumption Agreement	[iv]
10.2	(a)	Trademark and Trade Name License Agreements between Cellular 2000, Inc. and:	[ii]
(i) North Woods Cellular Partnership
(ii) Northern Lights Cellular Partnership
(iii) Great River Cellular Partnership
(iv) Cellular Five Partnership
(v) Heartland Cellular Partnership
10.2	(b)	Assignment and Assumption Agreements by and between the Registrant and each partnership	[ii]
*10.3		1995 Stock Compensation Plan, as amended to date	[i]
*10.4		Stock Option Plan for Nonemployee Directors, as amended to date	[v]
*10.5		Employment Agreement with Richard P. Ekstrand effective January 22, 1999	[vi]

*10.6		Employment Agreement with Wesley E. Schultz effective January 22, 1999	[vi]
*10.7	(a)	Employment Agreement with Scott G. Donlea effective December 1, 1995	[v]
*10.7	(b)	Amendment to Employment Agreement with Mr. Donlea effective December 18, 1996	[v]
*10.7	(c)	Amendment to Employment Agreement with Mr. Donlea effective December 18, 1997	[iii]
*10.8		Employment Agreement with Ann K. Newhall effective February 6, 1999	[viii]
21		Subsidiaries of Registrant	[ix]
23		Consent of Arthur Andersen LLP	[ix]

*
Indicates management contract or compensatory plan or agreement required to be filed as an exhibit to this Form.

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

[vii]
Filed as an exhibit to Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.

[viii]
Filed as an exhibit to Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.

[ix]
Filed herewith.

[x]
Filed as an exhibit to Registration Statement on Form 8-A filed May 19, 1999 and incorporated herein by reference.

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX