Form 10-Q
period 2000-03-31
RURAL CELLULAR CORP
filed 2000-05-15
CIK 869561

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2000.
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission File Number 0-27416

[RURAL CELLULAR LOGO]

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

    Number of shares of common stock outstanding as of the close of business on April 28, 2000:

Class A	10,909,541
Class B	861,562

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

     RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

(Unaudited)

ASSETS

	March 31, 2000	December 31, 1999
CURRENT ASSETS:
Cash	$2,771	$1,285
Accounts receivable, less allowance of $895 and $894	20,990	17,036
Inventories	3,264	4,419
Other current assets	1,332	633

Total current assets	28,357	23,373

PROPERTY AND EQUIPMENT, less accumulated depreciation of $76,282 and $68,604	124,149	130,651

LICENSES AND OTHER ASSETS:
Licenses and other intangible assets, less accumulated amortization of $22,644 and $19,728	315,716	318,632
Deferred debt issuance costs, less accumulated amortization of $1,619 and $1,753	6,864	11,099
Restricted funds in escrow	170,800	35,000
Other assets	8,207	7,523

Total licenses and other assets	501,587	372,254

	$654,093	$526,278

The accompanying notes are an integral part of these condensed consolidated balance sheets.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

(Unaudited, except par value)

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31, 2000	December 31, 1999
CURRENT LIABILITIES:
Accounts payable	$12,184	$16,220
Advance billings and customer deposits	3,522	3,271
Accrued interest	4,763	3,683
Dividends payable	4,661	2,102
Other accrued expenses	3,399	3,984

Total current liabilities	28,529	29,260
LONG-TERM DEBT	154,719	339,742

Total liabilities	183,248	369,002

COMMITMENTS AND CONTINGENCIES
PREFERRED SECURITIES	313,963	147,849
SHAREHOLDERS' EQUITY:
Class A common stock; $.01 par value; 200,000 shares authorized at March 31, 2000, 15,000 shares authorized at December 31, 1999, 10,843 and 8,090 shares issued and outstanding	108	81
Class B common stock; $.01 par value; 10,000 shares authorized at March 31, 2000, 5,000 shares authorized at December 31, 1999, 926 and 1,032 shares issued and outstanding	9	10
Additional paid-in capital	190,365	36,916
Accumulated deficit	(33,600)	(27,580)

Total shareholders' equity	156,882	9,427

	$654,093	$526,278

The accompanying notes are an integral part of these condensed consolidated balance sheets.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2000	1999
REVENUES:
Service	$28,204	$23,642
Roamer	10,705	7,251
Equipment	2,725	1,272

Total revenues	41,634	32,165

OPERATING EXPENSES:
Network costs	4,893	4,844
Cost of equipment sales	5,934	2,122
Selling, general and administrative	15,286	11,753
Depreciation and amortization	11,200	9,726

Total operating expenses	37,313	28,445

OPERATING INCOME	4,321	3,720

OTHER INCOME (EXPENSE):
Interest expense	(5,279)	(6,718)
Interest and dividend income	1,847	146
Minority interest	—	1,332
Other	(22)	(1)

Other expense, net	(3,454)	(5,241)

INCOME (LOSS) BEFORE INCOME TAX	867	(1,521)
INCOME TAX PROVISION	—	34

NET INCOME (LOSS)	867	(1,555)

PREFERRED STOCK DIVIDEND	(6,887)	(3,813)

NET LOSS APPLICABLE TO COMMON SHARES	$(6,020)	$(5,368)

NET LOSS PER BASIC AND DILUTED COMMON SHARE	$(0.57)	$(0.60)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	10,643	9,006

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2000	1999
OPERATING ACTIVITIES:
Net income (loss)	$867	$(1,555)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	11,200	9,726
Change in minority interest	—	(1,332)
Other	125	212
Change in other operating elements:
Accounts receivable	(3,954)	434
Inventories	1,155	657
Other current assets	(307)	2
Accounts payable	(3,240)	(7,582)
Advance billings and customer deposits	251	83
Other accrued expenses	544	3,070

Net cash provided by operating activities	6,641	3,715

INVESTING ACTIVITIES:
Purchase of property and equipment, net	(2,520)	(5,694)
Pending acquisition costs	(136,239)	—
Purchases of wireless properties	—	(11,140)
Other	(683)	(900)

Net cash used in investing activities	(139,442)	(17,734)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	470	356
Proceeds from offering of common stock, net	160,546	—
Proceeds from issuance of preferred stock, net	158,167	—
Proceeds from issuance of long-term debt	1,000	17,000
Repayments of long-term debt	(186,000)	(2,000)
Other	104	(108)

Net cash provided by financing activities	134,287	15,248

NET INCREASE IN CASH	1,486	1,229
CASH, at beginning of period	1,285	2,062

CASH, at end of period	$2,771	$3,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1) BASIS OF PRESENTATION:

    The accompanying condensed consolidated financial statements for the three months ended March 31, 2000 and 1999 have been prepared by Rural Cellular Corporation and Subsidiaries (the "Company" or "RCC") without audit. In the opinion of management, normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the operating results for the full fiscal year or for any other interim periods.

2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Recently Issued Accounting Pronouncements

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

3) ACQUISITIONS:

    RCC follows a disciplined strategy of acquiring and developing wireless systems, primarily in rural markets. Through March 31, 2000, it has entered into a joint venture to develop and offer personal communications services, or PCS, and has completed the acquisitions of cellular systems as described below:

  •
  Effective May 1997, RCC acquired the Maine wireless operations and assets of Unity Cellular Systems, Inc. and related cellular and microwave licenses from Powertel, Inc. for approximately $85.7 million.
  •
  Effective July 1998, RCC acquired the Massachusetts, New Hampshire, New York, and Vermont cellular licenses, operations, and related assets of Atlantic Cellular Company L.P. and one of its subsidiaries for approximately $262.5 million.

  •
  Effective August 1998, RCC acquired the outstanding stock of Western Maine Cellular, Inc., a wholly-owned subsidiary of Utilities, Inc., for approximately $7.5 million.
  •
  Effective February 1999, RCC acquired the outstanding stock of RGI Group, Inc., d/b/a Glacial Lakes Cellular 2000 ("Glacial"), for approximately $11.9 million.

Accounting Treatment

    The purchase prices for the acquisitions were allocated to the net assets based on their estimated fair values and the excess was recorded as goodwill and is being amortized over 33 to 39 years. The purchase price allocation for Glacial has been completed on a preliminary basis, subject to adjustment should new or additional facts about the business become known. All of the above acquisitions have been accounted for under the purchase method of accounting; accordingly, operating results have been included from the date of acquisition.

    The following unaudited pro forma information presents the consolidated results of operations as if the acquisition of Glacial had occurred as of January 1, 1999. This summary is not necessarily indicative of what the results of operations of the Company and Glacial would have been if they had been a single entity during such period, nor does it purport to represent results of operations for any future periods.

	Three Months Ended March 31,
	2000	1999
	(In thousands, except for per share data)
Total revenues	$41,634	$32,518
Operating income	4,321	3,750
Net income (loss)	867	(1,627)
Net loss applicable to common shares	(6,020)	(5,440)
Basic and diluted net loss per share	$(0.57)	$(0.60)

4) LONG TERM DEBT:

    The Company had the following long-term debt outstanding at March 31:

	March 31, 2000	December 31, 1999
	(In thousands)
$300 million credit facility	$28,000	$213,000
Deferred gain on hedge agreement	1,719	1,742
9 5/8% Senior Subordinated Notes	125,000	125,000

Long-term debt	$154,719	$339,742

    $300 Million Credit Facility—On July 1, 1998, the Company entered into a revolving credit facility for $300 million with a syndicate of banks (the "Credit Facility"). At the Company's discretion, advances under the Credit Facility bear interest at the London Interbank Offering Rate ("LIBOR") plus an applicable margin (1.25% as of March 31, 2000) based on the Company's ratio of indebtedness to annualized operating cash flow as of the end of the most recently completed fiscal quarter. As of March 31, 2000, the effective rate of interest on the Credit Facility, excluding the impact of hedge agreements, was 7.20%. A commitment fee of 0.375% on the unused portion of the Credit Facility is payable quarterly. Borrowings under the Credit Facility are secured by a pledge of all the assets of the Company excluding its ownership in the stock of Cellular 2000, Inc. Mandatory commitment reductions are required upon any material sale of assets. The Credit Facility is subject to various covenants including the ratio of indebtedness to annualized operating cash flow and the ratio of annualized operating cash flow to interest expense. As of March 31, 2000, the Company was in compliance with all covenants under the Credit Facility.

    On April 1, 2000, the Company replaced its $300 million existing credit facility with a new $1.2 billion credit facility. On April 1, 2000, after repaying the remaining balance under the previous $300 million credit facility and completing the Triton Cellular acquisition, the total outstanding balance under the new $1.2 billion credit facility was $1.033 billion. The terms and conditions of the new $1.2 billion credit facility are substantially the same as the $300 million credit facility.

5) COMMON AND PREFERRED STOCK SECURITIES:

    In May 1998, the Company completed the placement of 125,000 shares of Senior Exchangeable Preferred Stock with a liquidation preference of $1,000 per share. An additional 25,000 shares of Senior Exchangeable Preferred Stock were issued in February 2000. Dividends on the Senior Exchangeable Preferred Stock are cumulative, accrue at 11 3/8% per annum, are payable quarterly, and may be paid, at the Company's option, on any dividend payment date occurring on or before May 15, 2003 either in cash or by the issuance of additional shares of Senior Exchangeable stock having an aggregate liquidation preference equal to the amount of such dividends. Thereafter, all dividends will be payable in cash only.

    In February 2000, the Company completed the placement of 140,000 shares of Junior Exchangeable Preferred Stock with a liquidation preference of $1,000 per share. Dividends on the Junior Exchangeable Preferred Stock are cumulative, accrue at 12 1/4% per annum, are payable quarterly, and may be paid, at the Company's option, on any dividend payment date occurring on or before February 15, 2005 either in cash or by the issuance of additional shares of Junior Exchangeable stock having an aggregate liquidation preference equal to the amount of such dividends. Thereafter, all dividends will be payable in cash only.

    As of March 31, 2000, the Company has accrued $2.5 million and $2.1 million, respectively, in Senior and Junior preferred stock dividends which will be distributed on May 15, 2000. The Senior Exchangeable Preferred Stock is senior to all classes of junior preferred stock and common stock of the Company with respect to dividend rights and rights on liquidation, winding-up and dissolution of the Company. The Junior Exchangeable Preferred Stock is junior to the Senior Exchangeable Preferred Stock and Class T convertible preferred stock while is senior to the Class M Preferred Stock and common stock with respect to dividend rights and rights on liquidation, winding-up and dissolution of the Company. The Senior and Junior Exchangeable Preferred Stock are non-voting, except as otherwise required by law and as provided in their respective Certificates of Designation.

    In order to comply with the FCC's rules regarding cross-ownership of cellular licensees within a given market, the Company issued 7,541 shares of Class T convertible preferred stock to Telephone & Data Systems, Inc. ("TDS") with a par value of $1,000 on March 31, 2000 in exchange for 43,000 shares of Class A Common Stock and 105,940 shares of Class B Common Stock owned by TDS. TDS or the Company can convert the Class T preferred stock into the original number of shares of Class A or Class B Common Stock in the future if ownership by TDS of the Common Stock would then be permissible under FCC rules. Dividends on the Class T preferred stock are cumulative and have a fixed coupon rate of four percent per annum.

    The Company also completed, in February 2000, a follow-on offering of 2,748,500 shares of Class A Common Stock at $61 7/8 per share.

6) SUPPLEMENTAL DISCLOSURE OF CONDENSED CONSOLIDATED CASH FLOW INFORMATION:

	Three months ended March 31,
	2000	1999
	(In thousands)
Cash paid during the period for interest	$4,007	$3,362
Cash paid during the period for income taxes	—	34

7) SUBSEQUENT EVENTS:

    Effective April 1, 2000, the Company acquired the Alabama, Kansas, Mississippi, Oregon and Washington cellular licenses, operations and related assets of Triton Cellular for approximately $1.256 billion in cash. Under the terms of agreement with Triton Cellular, the Company acquired licenses to operate wireless systems in rural markets with a total service area of approximately 152,000 square miles, covering a total population, or POPs, of 2.3 million. All of the properties are 100% owned and the 20 rural service areas ("RSAs") are contiguous within their respective geographic regions. In addition, the acquisition includes unbuilt PCS licenses in four basic trading areas in Oregon.

    In conjunction with the acquisition, RCC has entered into a new $1.2 billion credit facility arranged by TD Securities (USA) Inc., which replaces the previously existing $300 million credit facility. In addition, RCC has issued 110,000 shares of Class M preferred stock for consideration of $110 million. The purchasers included Madison Dearborn Capital Partners III, L.P., Madison Dearborn Special Equity III, L.P., Special Advisors Fund I, LLC, Boston Ventures Limited Partnership V, and Toronto Dominion Investments, Inc.

8) SEGMENT INFORMATION:

    The Company's consolidated financial statements consist of the business units RCC Cellular and Wireless Alliance. RCC Cellular includes cellular operations in Minnesota, Maine, Massachusetts, New Hampshire, New York and Vermont. Wireless Alliance, a joint venture that commenced cellular reselling operations in November 1996 and launched its first PCS networks in the second quarter of 1998, is 70%-owned by the Company and 30%-owned by APT Inc., an affiliate of Aerial Communications, Inc. Information about the Company's operations in its business units for the quarters ended March 31, 2000 and 1999 are as follows:

	THREE MONTHS ENDED MARCH 31,
SEGMENT INFORMATION
	2000	1999
	(In thousands except operating data)
Revenues
RCC Cellular	$38,732	$30,091
Wireless Alliance	2,998	2,214
Eliminating	(96)	(140)

Total revenues	41,634	32,165
Operating expenses
RCC Cellular	32,389	24,319
Wireless Alliance	5,020	4,266
Eliminating	(96)	(140)

Total operating expenses	37,313	28,445
Operating income
RCC Cellular	6,343	5,772
Wireless Alliance	(2,022)	(2,052)

Total operating income	4,321	3,720
Depreciation and amortization
RCC Cellular	9,947	8,450
Wireless Alliance	1,253	1,276

Total depreciation and amortization	11,200	9,726
Interest expense
RCC Cellular	5,279	6,718
Wireless Alliance LLC	712	673
Eliminating	(712)	(673)

Total interest expense	5,279	6,718
*EBITDA
RCC Cellular	16,290	14,222
Wireless Alliance	(769)	(776)

Total EBITDA	15,521	13,446
Capital Expenditures
RCC Cellular	1,581	3,919
Wireless Alliance	939	1,775

Total capital expenditures	2,520	5,694
Balance Sheet Data:	March 31, 2000	December 31, 1999
Property and equipment
RCC Cellular	174,936	174,528
Wireless Alliance LLC	25,495	24,727

Total property and equipment	200,431	199,255
Total assets
RCC Cellular	668,543	537,676
Wireless Alliance LLC	34,628	34,542
Eliminating	(49,078)	(45,940)

Total assets	$654,093	$526,278

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    Rural Cellular Corporation has materially expanded its business over the last three years through acquisitions. The acquisitions of Unity Cellular and Atlantic Cellular in 1997 and 1998, respectively, approximately doubled the number of customers at the time of each transaction, on a pro forma basis. All acquisitions have been accounted for under the purchase method of accounting and, therefore, the Company's historical results of operations include the results of operations for each acquired system subsequent to its respective acquisition date. In April 2000, RCC closed the acquisition of Triton Cellular and again approximately doubled its number of customers. Over the past three years, the financial performance, and the year-to-year comparability of such performance, has been affected by:

  •
  The acquisitions as described in Note 3 of the notes to the financial statements;

  •
  The issuance of the Company's senior subordinated notes and senior exchangeable preferred stock; and

  •
  The development of Wireless Alliance.

    Accordingly, the Company does not believe the discussion and analysis of historical financial condition and results of operations set forth below are indicative nor should they be relied upon as an indicator of future performance.

GENERAL

    RCC's principal operating objective is to increase revenues and profitability through the acquisition and development of new markets and increased penetration in existing markets. It believes that owning and operating wireless systems in rural markets provides growth opportunities because these systems have lower penetration rates, a higher proportion of roamer revenues, and less competition for customers than wireless systems located in larger metropolitan areas.

    The Company has a strategy of acquiring wireless systems primarily in rural markets and focuses on acquiring underdeveloped wireless systems that include a high concentration of highway corridors and, as a result, tend to have a significant amount of roamer activity. It will continue to pursue acquisitions to the extent they enhance or extend its network.

    The Company operates its wireless systems using a decentralized management approach that allows it to achieve marketing and distribution benefits, as well as operating efficiencies. RCC develops a local presence in the communities it serves, which enhances its competitive position and allows it to tailor products and services to meet customers' specific needs. RCC believes that its ability to customize products and services results in greater customer satisfaction, customer retention and market penetration. RCC also believes that it will be able to continue to maintain high retention rates due in part to its territory manager distribution philosophy, by offering communication service packages and value-added features anticipating customer needs, and by providing high quality and knowledgeable customer service.

    RCC has continued to penetrate its existing Midwest, Atlantic, and Maine regions through sales initiatives, resulting in increased revenues in the three months ended March 31, 2000 as compared to the three months ended March 31, 1999, and intends to roll out marketing strategies throughout existing systems and newly acquired systems in the South and Northwest regions. As a result of these strategies, the Company has been able to generate strong internal growth and improve the operating and financial performance of existing systems. Revenues primarily consist of service, roamer and equipment revenues, each of which is described below:

  •
  Service  revenues include monthly access charges, charges for airtime used in excess of the time included in the service package purchased, long distance charges derived from calls placed by its customers as well as cellular and paging equipment lease revenues. Total service revenues are affected by the number of customers, pricing, and number of minutes used. Additional charges include activation fees and charges for such features as voicemail, call waiting, and call forwarding.

  •
  Roamer  revenues consist of airtime, long distance, and service fees charged for providing service to customers of other cellular systems that place or receive a call within RCC's cellular service area and RCC's customers that place or receive a call outside of its cellular service area. The per minute rate paid by a roamer, or the intercarrier exchange rate, is determined by an agreement between Rural Cellular and the roamer's cellular carrier. RCC has agreements with cellular licensees in other cellular service areas that allow it to provide service to customers calling from or receiving calls in these territories at favorable rates.

  •
  Equipment  revenues include sales of cellular and paging equipment, accessory sales to customers, and network equipment reselling. Within certain markets, RCC rents equipment to customers as an alternative to selling such cellular equipment.

    RCC's operating expenses include network costs, cost of equipment sales, selling, general and administrative expenses and depreciation and amortization, each of which is described below:

  •
  Network costs  include switching and transport expenses and the expenses associated with the maintenance and operation of its wireless network facilities, as well as charges from other service providers for resold minutes and services.

  •
  Cost of equipment sales  includes the costs associated with telephone equipment and accessories sold to customers. In recent years, the Company and other cellular providers have increased the use of discounts on phone equipment as competition between service providers has intensified. As a result, the Company has incurred, and expects to continue to incur, losses on equipment sales and increased marketing and selling costs per gross additional customer. RCC expects to continue these discounts and promotions because it believes that they will result in increased revenues from increases in the number of cellular customers.

  •
  Selling, general and administrative  includes salaries, benefits, and operating expenses such as marketing, commissions, customer support, accounting, administration, and billing.

  •
  Depreciation and amortization  represents the costs associated with the depreciation of RCC's fixed assets and the amortization of its intangible assets, primarily cellular license acquisition costs, goodwill and customer lists. The high level of depreciation and amortization is associated with the Company's acquisition activities and the build-out and upgrade of its network.

    In addition to the operating expenses discussed above, RCC also incurs other income (expense), primarily interest expense related to financing and acquisition activities.

  •
  Interest expense  results from borrowings under credit facilities and senior subordinated notes, the proceeds of which were used to finance acquisitions and develop systems.

  •
  Other income (expense)  includes RCC's minority partner's absorption of Wireless Alliance losses as accounted for under generally accepted accounting principles. RCC realized the maximum benefit from the allocation of losses to the minority partner as of December 31, 1999 and will receive no further benefit until Wireless Alliance generates income.

    Preferred stock dividends are related to the Company's following issuances which were done in conjunction with the Company's acquisition activities:

  •
  May 1998 issuance of 125,000 shares of 11 3/8% senior exchangeable preferred stock;

  •
  February 2000 issuance of 25,000 shares of 11 3/8% senior exchangeable preferred stock;

  •
  February 2000 of 140,000 shares of 12 1/4% junior exchangeable preferred stock.

    Wireless Alliance is the Company's joint venture with an affiliate of Aerial Communications. RCC's accounting policies and practices for Wireless Alliance are the same as those used in RCC's other regions. The Company follows generally accepted accounting principles in accounting for the minority ownership and eliminates inter-company transactions on consolidation. Any allocable Wireless Alliance losses are first applied to reduce the carrying value of the minority interest in the joint venture and, thereafter, consolidated with Rural Cellular's operating results. As of March 31, 2000, the minority ownership interest had been fully used to offset Wireless Alliance's losses.

RESULTS OF OPERATIONS

    The following table presents certain consolidated statement of operations data as a percentage of total revenues as well as other operating data for the periods indicated.

	Three Months Ended March 31,
	2000	1999
REVENUES:
Service	67.7%	73.5%
Roamer	25.7	22.5
Equipment	6.6	4.0

Total revenues	100.0	100.0

OPERATING EXPENSES:
Network costs	11.8	15.1
Cost of equipment sales	14.3	6.6
Selling, general and administrative	36.7	36.5
Depreciation and amortization	26.9	30.2

Total operating expenses	89.7	88.4

OPERATING INCOME	10.3	11.6

OTHER INCOME (EXPENSE):
Interest expense	(12.6)	(20.9)
Interest and dividend income	4.4	0.5
Minority interest	—	4.1
Other	(0.1)	(0.0)

Other expense, net	(8.3)	(16.3)

INCOME (LOSS) BEFORE INCOME TAX	2.0	(4.7)
INCOME TAX PROVISION	—	0.1

NET INCOME (LOSS) ITEM	2.0	(4.8)

PREFERRED STOCK DIVIDEND	(16.5)	(11.9)

NET LOSS APPLICABLE TO COMMON SHARES	(14.5)%	(16.7)%

EBITDA(1)	37.3%	41.8%

	Three Months Ended March 31,
	2000	1999
Other Operating Data:
Wireless customers at period end:
RCC Cellular:
Postpaid	236,812	199,935
Prepaid	3,059	671

	239,871	200,606
Wireless Alliance:
PCS	15,496	7,727
Cellular reselling	1,163	4,082

	16,659	11,809
Paging	12,615	11,027

Total customers	269,145	223,442

*Penetration:
RCC Cellular	9.8%	8.3%
Wireless Alliance—PCS	2.2%	1.1%
*Retention:
RCC Cellular	98.2%	98.3%
Wireless Alliance—PCS	96.8%	99.1%
*Acquisition cost per customer:
RCC Cellular	$409	$382
Wireless Alliance—PCS	$774	$359
*Average monthly revenue per customer:
RCC Cellular	$50	$47
Wireless Alliance—PCS	$51	$51
Cell Sites:
RCC Cellular	268	236
Wireless Alliance—PCS	60	57
*Prepaid customers not included in calculation

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

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Revenues

    Service Revenues.  Consolidated service revenues for the three months ended March 31, 2000 increased 19.3% to $28.2 million from $23.6 million in the comparable period of the prior year. The revenue growth reflects the effect of 46,000 additional net prepaid and postpaid customers added through increased penetration in existing markets. The Company expects service revenues to increase in the future primarily as a result of future acquisitions, further anticipated industry-wide growth in customers, and expansion of coverage. During the three month period ended March 31, 2000, Wireless Alliance generated $2.7 million in service revenues as compared to $2.1 million in the comparable period of the prior year.

    Roamer Revenues.  Reflecting the effect of a 90% increase in roaming minutes of use, consolidated roamer revenues for the quarter ended March 31, 2000 increased 47.6% to $10.7 million from $7.3 million in the comparable period of the prior year. Roaming minutes have increased in part due to the activation of additional cell sites and increased industry-wide wireless usage resulting from the now popular single rate calling plans. Partially offsetting the increase in roaming minutes of use during the three months ended March 31, 2000 was the decrease in roaming yield per minute, including toll, to $0.59 as compared to $0.74 in the comparable period of the prior year. Wireless Alliance generated $217,000 in PCS roamer revenue during the three months ended March 31, 2000 as compared to $75,000 in the comparable period of the prior year.

    Equipment Revenues.  Consolidated equipment revenues for the three months ended March 31, 2000 increased 114.2% to $2.7 million from $1.3 million in the comparable period of the prior year. This growth reflects network equipment reselling and increases in direct phone sales programs.

    Key Revenue Indicators.  Reflecting the addition of 37,000 cellular customers, cellular penetration increased to 9.8% at March 31, 2000 as compared to 8.3% at March 31, 1999. Wireless Alliance PCS penetration increased to 2.2% at March 31, 2000 as compared to 1.1% at March 31, 1999. Although local service revenue per customer for the three months ended March 31, 2000 has remained unchanged as compared to the three months ended March 31, 1999, strong roaming revenues increased total monthly revenue per customer for the three months ended March 31, 2000 to $50, from $47 in the comparable period of the prior year. Wireless Alliance average monthly revenue per customer for the three months ended March 31, 1999 and 2000 remained unchanged at $51.

Operating Expenses

    Network Costs.  Consolidated network costs for the three months ended March 31, 2000, increased 1.0% over the comparable period in the prior year to $4.9 million from $4.8 million. Reflecting the discontinuance of cellular reselling, Wireless Alliance network costs for the three months ended March 31, 2000 decreased to $984,000 from $1.3 million in the comparable period of the prior year. As a percentage of total revenues, consolidated network costs for the three months ended March 31, 2000 decreased to 11.8% from 15.1% in the comparable period of the prior year. The Company expects consolidated network costs to continue to decline as a percentage of revenues as revenues continue to outpace the fixed components of network costs.

    Cost of Equipment Sales.  Cost of equipment sales for the three months ended March 31, 2000 increased 179.6% over the comparable period of the prior year to $5.9 million from $2.1 million. As a percentage of revenue, cost of equipment sales for the three months ended March 31, 2000 increased to 14.3% over 6.6% in the comparable period of the prior year. Contributing to the increase in cost of equipment sales was approximately $1.4 million in handset costs resulting from the migration of approximately 8,500 analog service customers over to digital service. In the comparable period of the prior year, digital service was not available in the Company's service areas.

    Selling, General and Administrative.  Selling, general and administrative expenses for the three months ended March 31, 2000 increased 30.1% over the comparable period in the prior year to $15.3 million from $11.8 million. The increase in selling, general and administrative expenses reflects RCC's ownership of Glacial's cellular operations for the full first quarter of 2000 as compared to two months during the three months ended March 31, 1999. The increase also reflects higher costs relating to more aggressive promotional activity during the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. As a percentage of sales, selling, general and administrative expenses, increased modestly to 36.7% from 36.5% in the comparable period of the prior year.

    Depreciation and Amortization.  Depreciation and amortization expense for the three months ended March 31, 2000 increased 15.1% over the three months ended March 31, 1999 to $11.2 million from $9.7 million. The increase reflects continued construction and acquisition efforts including the accelerated depreciation relating to the early retirement of the Atlantic service area's analog switch.

Other Income (Expense)

    Interest Expense.  Interest expense for the three months ended March 31, 2000 decreased 21.4% to $5.3 million as compared to $6.7 million in the comparable period of the prior year. The decrease primarily reflects lower average borrowings under the $300 million credit facility. In February 2000, proceeds from the Company's common and senior preferred stock offering were used to pay down approximately $170 million of the $213 million outstanding under the $300 million credit facility.

    Interest and Dividend Income.  Interest and dividend income for the three months ended March 31, 2000 increased to $1.8 million primarily reflecting interest income earned by the Company from its restricted funds in escrow. The source of restricted funds in escrow was the issuance of Senior Exchangeable Preferred Stock in February 2000. On April 1, 2000, these funds were used towards the Triton Cellular acquisition.

Preferred Stock Dividends

    Preferred stock dividends increased 80.6% to $6.9 million in the three months ended March 31, 2000 from $3.8 million in the comparable period of the prior year. The increase primarily resulted from the issuance of 25,000 shares of senior exchangeable preferred stock and 140,000 shares of junior preferred stock in February 2000. The senior preferred stock dividends were paid by issuing additional shares of senior exchangeable preferred stock.

EBITDA

    EBITDA increased 15.4% to $15.5 million in the three months ended March 31, 2000 as compared to $13.4 in the comparable period of the prior year. For the three months ended March 31, 2000, cellular operations generated $16.3 million in EBITDA, which was reduced by Wireless Alliance's negative EBITDA of $769,000.

Seasonality

    Historically, the Company has experienced seasonal fluctuations in revenues and operating income (loss). The Company's average monthly roaming revenue for cellular customers has typically increased during the second and third calendar quarters, reflecting greater usage by roamer customers who travel in the company's cellular service areas for weekend and vacation recreation. The Company anticipates however, that the more evenly distributed year around roaming revenues demonstrated by its newly acquired South and Northwest service areas will reduce the seasonality of its consolidated operations.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary liquidity requirements are for working capital, capital expenditures, debt service, acquisitions, and customer growth. In the past the Company has met these requirements through cash flow from operations, sales of common and preferred stock, borrowings under its credit facility, and issuance of its senior subordinated notes. As of March 31, 2000, RCC had $28.0 million outstanding under its $300 million credit facility. On April 1, 2000, the Company replaced its $300 million existing credit facility with a new $1.2 billion credit facility. On April 1, 2000, after repaying the remaining balance under the previous $300 million credit facility and completing the Triton Cellular acquisition, the total outstanding balance under the new $1.2 billion credit facility was $1.033 billion.

    Under the new $1.2 billion credit facility, amounts may be borrowed, subject to mandatory repayments, or repaid at any time through maturity, provided that the outstanding borrowings do not exceed the total amount available.

    Net cash provided by operating activities was $6.6 million for the three months ended March 31, 2000. Adjustments to the $867,000 net income to reconcile to net cash provided by operating activities included $11.2 million in depreciation and amortization, a $4.0 million increase in accounts receivable and a $3.2 million decrease in accounts payable.

    Net cash used in investing activities for the three months ended March 31, 2000 was $139.4 million. The principal uses of cash included $136.2 million in pending acquisition costs for the acquisition of Triton Cellular and $2.5 million in purchases of property and equipment, of which $939,000 was attributable to Wireless Alliance capital expenditures. These purchases reflect the continued expansion of existing cellular coverage and the continued upgrading of existing cell sites and switching equipment.

    Net cash provided by financing activities was $134.3 million for the three months ended March 31, 2000, consisting primarily of $160.5 million in net proceeds from a common stock offering, $158.2 million in net proceeds for the issuance of preferred stock offset by $186.0 million in repayments of long-term debt.

    In February 2000, the Company sold 2,748,000 shares of Class A Common Stock at $61 7/8 per share, 140,000 shares of 12 1/4% Junior Exchangeable Preferred Stock and 25,000 shares of 11 3/8% Senior Exchangeable Preferred Stock at prices of $1,000.00 and $988.88 per share, respectively. The shares of preferred stock have a liquidation preference of $1,000.00 per share and are not convertible into common stock.

    On April 1, 2000, RCC issued 110,000 shares of redeemable voting convertible preferred stock for consideration of $110 million. The purchasers included Madison Dearborn Capital Partners III, L.P., Madison Dearborn Special Equity III, L.P., Special Advisors Fund I, LLC, Boston Ventures Limited Partnership V and Toronto Dominion Investments, Inc.

    Capital expenditures for the remaining quarters of 2000, are expected to be approximately $47.5 million (including $3.0 million for Wireless Alliance).

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

    In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and data that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. The Company disclaims any obligation to update any such statements or to announce publicly the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Rural Cellular Corporation uses Exchangeable Preferred Stock, Senior Subordinated Notes, and bank credit facilities to finance its operations. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose RCC to interest rate risk, with the primary interest rate risk exposure resulting from changes in LIBOR or the prime rate, which are used to determine the interest rates that are applicable to borrowings under its bank credit facilities. RCC uses off-balance sheet derivative financial instruments, including interest rate swap and interest rate protection agreements, to partially hedge interest transactions. All of the Company's derivative financial instrument transactions are entered into for non-trading purposes. The terms and characteristics of the derivative financial instruments are matched with the underlying on-balance sheet instrument or anticipated transaction and do not constitute speculative or leveraged positions independent of these exposures.

    Had the Company not entered into the interest rate swaps and holding other variables constant, such as debt levels, a one percentage rate increase in interest rates would be expected to have an estimated impact on pretax earnings and cash flows of approximately $280,000 in a given year.

PART II. OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)
The Company held a Special Meeting of Shareholders on March 22, 2000.

(c)
The following matters were considered:

1.
A proposal to issue up to 200,000 shares of Class M redeemable voting convertible preferred stock, convertible into shares of Class A common stock, in an amount which, if converted, could result in the issuance of shares of the Company's Class A common stock comprising more than 20% of the Class A common stock outstanding before such issuance. Voting on ratification was 12,158,858 shares in favor, 913,068 opposed, 7,478 abstentions, and zero brokers non-votes.

2.
A proposal to adopt an amendment to the Articles of Incorporation of the Company that will increase the number of authorized shares of capital stock to 300,000,000 shares, consisting of 200,000,000 shares of Class A common stock, 10,000,000 shares of Class B common stock, and 90,000,000 undesignated shares. Voting on ratification was 10,960,412 shares in favor, 3,078,696 opposed, 6,914 abstentions, and zero brokers non-votes.

3.
A proposal to amend the Bylaws of the Company to increase the maximum number of members of the Board of Directors to eleven. Voting on ratification was 13,097,768 shares in favor, 944,842 opposed, 3,412 abstentions, and zero brokers non-votes.

Item 5.  OTHER INFORMATION

As reported in the Registrant's Report on Form 8-K filed on April 14, 2000, effective April 1, 2000, the Company's wholly owned subsidiary, RCC Holdings, Inc., completed the previously announced acquisition of the licenses, operations, and related assets of Triton Cellular Partners, L.P., which includes 20 rural service areas in Alabama, Kansas, Mississippi, Oregon and Washington and unbuilt PCS licenses in four basic trading areas in Oregon.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
	27	Financial Data Schedule
(b)	Reports on Form 8-K
No Reports on Form 8-K were filed during the quarter ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RURAL CELLULAR CORPORATION (Registrant)
Dated: May 15, 2000	/s/ Richard P. Ekstrand

Richard P. Ekstrand President and Chief Executive Officer
Dated: May 15, 2000	/s/ Wesley E. Schultz

Wesley E. Schultz Senior Vice President and Chief Financial Officer (Principal Financial Officer)

QuickLinks

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
RURAL CELLULAR CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Item 5. OTHER INFORMATION
Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES