Form 10-Q
period 2000-06-30
RURAL CELLULAR CORP
filed 2000-08-14
CIK 869561

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2000.

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

    Number of shares of common stock outstanding as of the close of business on August 7, 2000:

Class A	10,932,037
Class B	861,562

Part I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)
(Unaudited)

ASSETS

	June 30, 2000	December 31, 1999
CURRENT ASSETS:
Cash	$27,124	$1,285
Accounts receivable, less allowance of $2,373 and $894	45,994	17,036
Inventories	5,680	4,419
Other current assets	7,447	633

Total current assets	86,245	23,373

PROPERTY AND EQUIPMENT, less accumulated depreciation of $86,452 and $68,604	215,117	130,651

LICENSES AND OTHER ASSETS:
Licenses and other intangible assets, less accumulated amortization of $37,202 and $19,728	1,466,646	318,632
Deferred debt issuance costs, less accumulated amortization of $3,619 and $1,753	24,088	11,099
Restricted funds in escrow	10,000	35,000
Other assets	6,473	7,523

Total licenses and other assets	1,507,207	372,254

	$1,808,569	$526,278

The accompanying notes are an integral part of these condensed consolidated balance sheets.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except par value)
(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30, 2000	December 31, 1999
CURRENT LIABILITIES:
Accounts payable	$19,878	$16,220
Advance billings and customer deposits	6,262	3,271
Accrued interest	8,249	3,683
Dividends payable	7,074	2,102
Other accrued expenses	5,776	3,984

Total current liabilities	47,239	29,260
LONG TERM LIABILITIES	1,201,731	339,742

Total liabilities	1,248,970	369,002

PREFERRED SECURITIES	428,938	147,849
SHAREHOLDERS' EQUITY:
Class A common stock; $.01 par value; 200,000 and 15,000 shares authorized, 10,927 and 8,090 issued	109	81
Class B common stock; $.01 par value; 10,000 and 5,000 shares authorized, 861 and 1,032 issued	9	10
Additional paid-in capital	190,561	36,916
Accumulated deficit	(60,018)	(27,580)

Total shareholders' equity	130,661	9,427

	$1,808,569	$526,278

The accompanying notes are an integral part of these condensed consolidated balance sheets.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
REVENUES:
Service	$66,608	$31,587	$100,202	$59,303
Roamer	27,138	9,952	37,448	17,577
Equipment	6,011	1,623	8,736	2,895

Total revenues	99,757	43,162	146,386	79,775

OPERATING EXPENSES:
Network costs	23,643	9,381	33,531	18,673
Cost of equipment sales	10,713	2,522	16,647	4,644
Selling, general and administrative	25,216	13,234	40,502	24,987
Depreciation and amortization	25,795	9,927	36,995	19,653

Total operating expenses	85,367	35,064	127,675	67,957

OPERATING INCOME	14,390	8,098	18,711	11,818

OTHER INCOME (EXPENSE):
Interest expense	(28,291)	(6,797)	(33,570)	(13,515)
Interest and dividend income	466	84	2,313	230
Minority interest	—	206	—	1,538
Other	—	(301)	(22)	(302)

Other expense, net	(27,825)	(6,808)	(31,279)	(12,049)

INCOME (LOSS) BEFORE INCOME TAX AND EXTRAORDINARY ITEM	(13,435)	1,290	(12,568)	(231)
INCOME TAX PROVISION	—	—	—	34

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	(13,435)	1,290	(12,568)	(265)

EXTRAORDINARY ITEM	(925)	—	(925)	—

NET INCOME (LOSS)	(14,360)	1,290	(13,493)	(265)

PREFERRED STOCK DIVIDEND	(12,058)	(3,920)	(18,945)	(7,733)

NET LOSS APPLICABLE TO COMMON SHARES	$(26,418)	$(2,630)	$(32,438)	$(7,998)

NET LOSS PER BASIC AND DILUTED COMMON SHARE	$(2.24)	$(0.29)	$(2.89)	$(0.89)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	11,777	9,026	11,210	9,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2000	1999
OPERATING ACTIVITIES:
Net loss	$(13,493)	$(265)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	36,995	19,653
Change in minority interest	—	(1,663)
Other	1,561	563
Change in other operating elements:
Accounts receivable	(19,607)	(4,706)
Inventories	1,621	776
Other current assets	(29)	(92)
Accounts payable	4,476	(535)
Advance billings and customer deposits	419	259
Other accrued expenses	6,213	13

Net cash provided by operating activities	18,156	14,003

INVESTING ACTIVITIES:
Purchase of property and equipment, net	(12,202)	(10,126)
Purchases of wireless properties	(1,230,562)	(18,068)
Pending acquisition costs	(10,000)	—
Other	(845)	(2,299)

Net cash used in investing activities	(1,253,609)	(30,493)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	666	513
Proceeds from offering of common stock, net	160,546	—
Proceeds from issuance of preferred securities, net	263,514	—
Proceeds from issuance of long-term debt	1,074,000	21,000
Repayments of long-term debt	(222,000)	(4,000)
Payment of debt issuance costs	(19,122)	(158)
Proceeds from termination of interest rate swaps	3,688	360

Net cash provided by financing activities	1,261,292	17,715

NET INCREASE IN CASH	25,839	1,225
CASH, at beginning of period	1,285	2,062

CASH, at end of period	$27,124	$3,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1) BASIS OF PRESENTATION:

    The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2000 and 1999 have been prepared by Rural Cellular Corporation and Subsidiaries (the "Company" or "RCC") without audit. In the opinion of management, normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the operating results for the full fiscal year or for any other interim periods.

2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Roaming Revenue Reclassification

    Rural Cellular Corporation generates revenue from charges to its customers when they use their cellular phone in other wireless providers' markets ("Incollect Revenue"). Until April 2000, RCC included Incollect Revenue in the roaming revenue line item in its statement of operations. Expense associated with Incollect Revenue, charged by third-party wireless providers, was also included in roaming revenue on a net basis. RCC used this method because, historically, it has passed through to its customers most of the costs related to Incollect Revenue. However, the wireless industry including RCC, has increasingly been using pricing plans that include flat rate pricing and larger home service areas. Under these types of plans, amounts charged to RCC by other wireless providers may not necessarily be passed through to its customers.

    In April 2000, RCC adopted a policy to include the associated expense from its incollect activity in network cost rather than reducing roaming revenue and is including Incollect Revenue as service revenue rather than increasing roaming revenue. Roaming revenue will include only the revenue from other wireless providers' customers who use RCC's network ("Outcollect Revenue"). Prior periods have been restated to conform to this new presentation. This change in presentation has no impact on operating income or EBITDA.

Recently Issued Accounting Pronouncements

    In July 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Derivatives and Hedging ("SFAS 133"). SFAS 133 establishes uniform hedge accounting criteria for all derivatives requiring companies to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Under SFAS 133, derivatives will be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the fair value recognized as a component of comprehensive income or in current earnings. SFAS 133, as amended by SFAS 137, Derivatives and Hedging-Deferral of the Effective Date of FASB Statement No. 133, will be effective for fiscal years beginning after June 15, 2000. In addition, SFAS 138 was issued in June 2000 as an amendment to SFAS 133 and addresses issues causing implementation difficulties. The Company plans to adopt SFAS 133 on January 1, 2001 and is still assessing the impact of adoption.

    In March 2000, the FASB released FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation—an interpretation of APB Opinion No. 25." This interpretation provides for the clarification of the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") on certain issues, such as (i) the definition of an `employee' for purposes of applying the APB 25, (ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequence of various modifications to the terms of a previously fixed stock option or award and (iv) the accounting for an exchange of stock compensation awards in a business combination. The Company accounts for its Management Incentive Stock Option Plan and Employee Stock Purchase Plan following the guidelines of APB 25 and related interpretations. The interpretation is not expected to have a material impact on the Company's financial position or results of operations.

    SEC Staff Accounting Bulletin No. 101 ("SAB 101") was released on December 3, 1999 addresses the application of generally accepted accounting principles to selected revenue recognition issues. SAB 101A was released on March 24, 2000 and delayed for one fiscal quarter the implementation date of SAB 101 for registrants with fiscal years beginning between December 16, 1999 and March 15, 2000. Since the issuance of SAB 101 and SAB 101A, the staff has continued to receive requests from a number of groups asking for additional time to determine the effect, if any revenue recognition practices. SAB101B issued in June 26, 2000 delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. We are currently evaluating the impact of this bulletin on our financial position and results of operations.

3) ACQUISITIONS:

    Through June 30, 2000, RCC had entered into a joint venture to develop and offer personal communications services, or PCS, and had completed the acquisitions of cellular systems as described below:

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

  •
  Effective April 2000, RCC acquired the Alabama, Kansas, Mississippi, Oregon and Washington cellular licenses, operations and related assets of Triton Cellular Partners, L.P. ("Triton Cellular") for approximately $1.256 billion.

Accounting Treatment

    The purchase prices for the Company's acquisitions were allocated to the net assets based on their estimated fair values and the excess was allocated to licenses and goodwill and is being amortized over 7 to 39 years. The purchase price allocation for Triton Cellular has been completed on a preliminary basis, subject to adjustment should new or additional facts about the business become known. All of the above acquisitions have been accounted for under the purchase method of accounting; accordingly, operating results have been included from the date of acquisition.

    The following unaudited pro forma information presents the consolidated results of operations as if the acquisition of Triton Cellular had occurred as of January 1, 1999. This summary is not necessarily indicative of what the results of operations of the Company and Triton Cellular would have been if they had been a single entity during such period, nor does it purport to represent results of operations for any future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
	(In thousands, except for per share data)
Total revenues	$99,757	$83,431	$188,634	$155,936
Operating income	14,390	8,895	18,932	12,838
EBITDA	40,185	35,586	73,116	63,365
Net loss	(14,360)	(19,239)	(34,270)	(41,925)
Net loss applicable to common shares	(26,418)	(31,652)	(58,123)	(66,644)
Net loss per basic and diluted common share	$(2.24)	$(2.69)	$(5.18)	$(5.95)

4) LONG TERM LIABILITIES:

    The Company had the following long-term liabilities outstanding:

	June 30, 2000	December 31, 1999
	(In thousands)
Credit Facility:
Revolver	$1,065,000	$213,000
Deferred gain on hedge and swap agreements	5,231	1,742
9 5/8% Senior Subordinated Notes	125,000	125,000
Other	6,500	—

Long-term liabilities	$1,201,731	$339,742

    Credit Facility—On April 3, 2000, the Company amended and restated its credit facility increasing it from $300 million to $1.2 billion and also included a $175 million incremental facility ("Credit Facility"). The Credit Facility was amended and restated again on June 29, 2000 to increase the incremental facility from $175 million to $275 million. At the Company's discretion, advances under the Credit Facility bear interest at the London Interbank Offering Rate ("LIBOR") plus an applicable margin (2.75% as of June 30, 2000) based on the Company's ratio of indebtedness to annualized operating cash flow as of the end of the most recently completed fiscal quarter. As of June 30, 2000, the effective rate of interest on the Credit Facility, excluding the impact of hedge agreements, was 9.55%. A commitment fee of 0.50% on the unused portion of the Credit Facility is payable quarterly. Borrowings under the Credit Facility are secured by a pledge of all the assets of the Company excluding its ownership in the stock of Cellular 2000, Inc and its 70% ownership in Wireless Alliance LLC. Mandatory commitment reductions are required upon any material sale of assets. The Credit Facility is subject to various covenants including the ratio of indebtedness to annualized operating cash flow and the ratio of annualized operating cash flow to interest expense. As of June 30, 2000, the Company was in compliance with all covenants under the Credit Facility.

    In conjunction with the April 3, 2000 amendment to the Credit Facility, the Company wrote-off deferred costs of $1.3 million during the second quarter of 2000, of which approximately $925,000 was treated as an extraordinary item while $358,000 was treated as interest expense in the accompanying income statements.

5) COMMON STOCK AND PREFERRED SECURITIES:

    In May 1998, the Company issued 125,000 shares of Senior Exchangeable Preferred Stock with a liquidation preference of $1,000 per share. An additional 25,000 shares of Senior Exchangeable Preferred Stock were issued in February 2000. Dividends on the Senior Exchangeable Preferred Stock are cumulative, accrue at 11 3/8% per annum, are payable quarterly, and may be paid, at the Company's option, on any dividend payment date occurring on or before May 15, 2003 either in cash or by the issuance of additional shares of Senior Exchangeable Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. Thereafter, all dividends will be payable in cash only.

    In February 2000, the Company issued 140,000 shares of Junior Exchangeable Preferred Stock with a liquidation preference of $1,000 per share. Dividends on the Junior Exchangeable Preferred Stock are cumulative, accrue at 12 1/4% per annum, are payable quarterly, and may be paid, at the Company's option, on any dividend payment date occurring on or before February 15, 2005 either in cash or by the issuance of additional shares of Junior Exchangeable Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. Thereafter, all dividends will be payable in cash only.

    On April 2000, RCC issued 110,000 shares of redeemable voting convertible preferred stock ("Class M") for consideration of $110 million. The purchasers included Madison Dearborn Capital Partners III, L.P., Madison Dearborn Special Equity III, L.P., Special Advisors Fund I, LLC, Boston Ventures Limited Partnership V and Toronto Dominion Investments, Inc. Dividends on the Class M Preferred Stock are cumulative, accrue at 8% per annum

    The Senior Exchangeable Preferred Stock is senior to all classes of junior preferred stock and common stock of the Company with respect to dividend rights and rights on liquidation, winding-up and dissolution of the Company. The Junior Exchangeable Preferred Stock is junior to the Senior Exchangeable Preferred Stock and Class T convertible preferred stock and senior to the Class M Preferred Stock and common stock with respect to dividend rights and rights on liquidation, winding-up and dissolution of the Company. Shares of the Senior and Junior Exchangeable Preferred Stock are non-voting, except as otherwise required by law and as provided in their respective Certificates of Designation.

    In order to comply with the FCC's rules regarding cross-ownership of cellular licensees within a given market, the Company issued 7,541 shares of Class T convertible preferred stock to Telephone & Data Systems, Inc. ("TDS") with a par value of $1,000 on March 31, 2000 in exchange for 43,000 shares of Class A Common Stock and 105,940 shares of Class B Common Stock owned by TDS. TDS or the Company can convert the Class T preferred stock into the original number of shares of Class A or Class B Common Stock in the future if ownership by TDS of the Common Stock would then be permissible under FCC rules. Dividends on the Class T preferred stock are cumulative and have a fixed coupon rate of 4% percent per annum.

    As of June 30, 2000, the Company has accrued the following in preferred stock dividends payable.

(In thousands)
Junior Exchangeable Preferred Stock	$2,210
Senior Exchangeable Preferred Stock	2,589
Class M Preferred Stock	2,200
Class T Preferred Stock	75

Total	$7,074

    The Company also completed, in February 2000, a follow-on offering of 2,748,500 shares of Class A Common Stock at $61 7/8 per share.

6) FINANCIAL INSTRUMENTS

    As required by the Credit Facility, the Company maintains interest rate swaps on at least 50% of the principal amount of the loans outstanding for an average period of three years from the date of the hedge agreements.

    In May 2000, the Company settled swaps it had entered into in August 1998 with a total notional amount of $165 million, resulting in a gain of approximately $3.1 million. Gains from these transactions are being accreted as a reduction of interest expense over the lives of the underlying debt instruments.

    The Company has entered into several financial instruments with a total outstanding notional amount of $1.036 billion. Income and expense associated with these instruments are accrued over the periods prescribed by the contracts.

Effective Date	Termination Date	Notional Amount
		(In thousands)
Swaps:
May 12, 2000	May 16, 2003	$84,000
May 12, 2000	May 16, 2003	42,000
May 12, 2000	May 16, 2003	84,000
May 12, 2000	May 16, 2003	42,000
February 2, 1999	May 15, 2003	125,000
February 2, 1999	May 15, 2008	125,000
Flooridor
August 14, 2000	May 12, 2003	252,000
Collars:
May 25, 2000	May 25, 2003	47,000
May 25, 2000	May 25, 2003	47,000
June 1, 2000	June 5, 2003	94,000
June 1, 2000	June 5, 2003	94,000

	Total	$1,036,000

7) SUPPLEMENTAL DISCLOSURE OF CONDENSED CONSOLIDATED CASH FLOW INFORMATION:

	Six Months Ended June 30,
	2000	1999
	(In thousands)
Cash paid during the period for interest	$27,551	$12,766
Cash paid during the period for income taxes	—	—

8) SEGMENT INFORMATION:

    The Company's consolidated financial statements consist of the business units RCC Cellular and Wireless Alliance. RCC Cellular includes cellular operations in the Midwest, Northeast, Northwest and South regions of the United States. Wireless Alliance LLC ("Wireless Alliance"), a joint venture that commenced cellular reselling operations in November 1996 and launched its first PCS networks in the second quarter of 1998, is 70%-owned by the Company and 30%-owned by Voicestream

Communications, Inc. Information about the Company's operations in its business units for the three and six months ended June 30, 2000 and 1999 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
SEGMENT INFORMATION	2000	1999	2000	1999
	(In thousands)
Revenues
RCC Cellular	$96,793	$40,845	$140,542	$75,383
Wireless Alliance	3,049	2,415	6,025	4,630
Eliminating	(85)	(98)	(181)	(238)

Total revenues	99,757	43,162	146,386	79,775
Operating expenses
RCC Cellular	80,767	30,980	118,173	59,746
Wireless Alliance	4,685	4,182	9,683	8,449
Eliminating	(85)	(98)	(181)	(238)

Total operating expenses	85,367	35,064	127,675	67,957
Operating income
RCC Cellular	16,026	9,865	22,369	15,637
Wireless Alliance	(1,636)	(1,767)	(3,658)	(3,819)

Total operating income	14,390	8,098	18,711	11,818
Depreciation and amortization
RCC Cellular	24,493	8,706	34,440	17,156
Wireless Alliance	1,302	1,221	2,555	2,497

Total depreciation and amortization	25,795	9,927	36,995	19,653
Interest expense
RCC Cellular	28,291	6,797	33,570	13,515
Wireless Alliance	846	683	1,558	1,356
Eliminating	(846)	(683)	(1,558)	(1,356)

Total interest expense	28,291	6,797	33,570	13,515
*EBITDA
RCC Cellular	40,519	18,571	56,809	32,793
Wireless Alliance	(334)	(546)	(1,103)	(1,322)

Total EBITDA	40,185	18,025	55,706	31,471
Capital Expenditures
RCC Cellular	9,045	3,772	10,626	7,691
Wireless Alliance	637	660	1,576	2,435

Total capital expenditures	9,682	4,432	12,202	10,126

	June 30, 2000	December 31, 1999
Balance Sheet Data:
Property and equipment
RCC Cellular	$275,644	$174,528
Wireless Alliance	25,925	24,727

Total property and equipment	301,569	199,255
Total assets
RCC Cellular	$1,825,478	$537,676
Wireless Alliance	33,851	34,542
Eliminating	(50,760)	(45,940)

Total assets	1,808,569	$526,278

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    Affecting the year-to-year financial comparability of RCC is its acquisition activity. The Company materially expanded its business through the acquisition of Triton Cellular in April 2000, approximately doubling the number of its customers. The acquisition of Triton Cellular was accounted for under the purchase method of accounting and, therefore, the Company's historical results of operations include the results of operations for Triton Cellular subsequent to the acquisition date. Other factors affecting year-to-year financial comparability include increased borrowings under the Company's credit facility and issuance of preferred securities.

    Accordingly, the Company does not believe the discussion and analysis of historical financial condition and results of operations set forth below are indicative nor should they be relied upon as an indicator of future performance.

GENERAL

    Revenues primarily consist of service, roamer and equipment revenues, each of which is described below:

  • Service revenues include monthly access charges, charges for airtime used in excess of the time included in the service package purchased, long distance charges derived from calls placed by its customers as well as cellular and paging equipment lease revenues. Total service revenues are affected by the number of customers, pricing, and number of minutes used. Additional charges include activation fees and charges for such features as voicemail, call waiting, and call forwarding. The Company also includes the charges to its customers when they use their cellular phone in other wireless providers' markets ("Incollect Revenue") as service revenue.

  • Roamer revenues include only the revenue from other wireless providers' customers who use RCC's network ("Outcollect Revenue").

  • Equipment revenues include sales of cellular and paging equipment, accessory sale reselling to customers, and network equipment. Within certain markets, RCC rents equipment to customers as an alternative to selling such cellular equipment.

    RCC's operating expenses include network costs, cost of equipment sales, selling, general and administrative expenses and depreciation and amortization, each of which is described below:

  • Network costs include switching and transport expenses and the expenses associated with the maintenance and operation of its wireless network facilities, as well as charges from other service providers for resold minutes and services. RCC also includes the associated expense from its incollect activity in network costs.

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

  • Interest expense primarily results from borrowings under the Credit Facility and senior subordinated notes, the proceeds of which were used to finance acquisitions and further develop the Company's cellular network.

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

  •
  February 2000 issuance of 140,000 shares of 12 1/4% junior exchangeable preferred stock.

  •
  April 2000 issuance of 110,000 shares of 8% redeemable voting convertible preferred stock ("Class M Preferred stock")

  •
  April 2000 issuance of 7,541 shares of 4% Class T convertible preferred stock to Telephone & Data system, Inc.

RESULTS OF OPERATIONS

    The following table presents certain consolidated statement of operations data as a percentage of total revenues as well as other operating data for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
REVENUES:
Service	66.8%	73.2%	68.5%	74.3%
Roamer	27.2	23.0	25.5	22.1
Equipment	6.0	3.8	6.0	3.6

Total revenues	100.0	100.0	100.0	100.0

OPERATING EXPENSES:
Network costs	23.7	21.7	22.9	23.4
Cost of equipment sales	10.7	5.8	11.4	5.8
Selling, general and administrative	25.3	30.7	27.7	31.3
Depreciation and amortization	25.9	23.0	25.3	24.6

Total operating expenses	85.6	81.2	87.3	85.1

OPERATING INCOME	14.4	18.8	12.7	14.9

OTHER INCOME (EXPENSE):
Interest expense	(28.4)	(15.7)	(22.9)	(16.9)
Interest and dividend income	0.5	0.2	1.6	0.3
Minority interest	0.0	0.5	0.0	1.9
Other	0.0	(0.7)	0.0	(0.4)

Other expense, net	(27.9)	(15.7)	(21.3)	(15.1)

INCOME (LOSS) BEFORE INCOME TAX AND EXTRAORDINARY ITEM	(13.5)	3.1	(8.6)	(0.2)
INCOME TAX PROVISION	—	—	—	—

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	(13.5)	3.1	(8.6)	(0.2)

EXTRAORDINARY ITEM	(0.9)	—	(0.6)	—

NET INCOME (LOSS)	(14.4)	3.1	(9.2)	(0.2)

PREFERRED STOCK DIVIDEND	(12.1)	(9.1)	(12.9)	(9.7)

NET LOSS APPLICABLE TO COMMON SHARES	(26.5)	(6.0)	(22.1)	(9.9)

EBITDA(1)	40.3%	41.8%	38.0%	39.5%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Other Operating Data:
Retention: (excluding prepaids)
RCC Cellular	98.4%	98.5%	98.3%	98.4%
Wireless Alliance—PCS	95.7%	98.2%	96.1%	98.5%
Acquisition cost per customer:
RCC Cellular	$321	$357	$345	$369
Wireless Alliance—PCS	$697	$724	$740	$513
Average monthly revenue per customer:
RCC Cellular	$62	$62	$59	$59
Wireless Alliance—PCS	$55	$54	$56	$52
Cell Sites:
RCC Cellular			543	247
Wireless Alliance—PCS			60	57
Penetration:
RCC Cellular			10.4%	8.7%
Wireless Alliance—PCS			2.2%	1.3%
Wireless customers at period end:
RCC Cellular:
	Postpaid		476,697	208,685
	Prepaid		16,325	1,216

			493,022	209,901
Wireless Alliance			16,525	11,841
Paging			12,570	11,513

Total customers			522,117	233,255

THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Revenues

    Service Revenues.  Consolidated service revenues for the three and six months ended June 30, 2000 increased 110.9% and 69.0% to $66.6 million and $100.2 million, respectively, from $31.6 million and $59.3 million in the comparable periods of the prior year. The revenue growth reflects the additional revenue resulting from the Triton Cellular acquisition combined with additional net prepaid and postpaid customers added through increased penetration in existing markets. The Company expects service revenues to increase in the future primarily as a result of future acquisitions, further anticipated industry-wide growth in customers, and expansion of coverage.

    Roamer Revenues.  Reflecting the acquisition of Triton Cellular combined with increases in outcollect roaming minutes, consolidated roamer revenues for the three months ended June 30, 2000 increased 172.7% to $27.1 million from $10.0 million in the comparable period of the prior year. Roaming revenues for the six months ended June 30, 2000 increased 113.1% to $37.4 million from $17.6 million in the comparable period of the prior year. Roaming minutes, in existing markets, have increased in part due to the activation of additional cell sites and increased industry-wide wireless usage resulting from the now popular single rate calling plans. Partially offsetting the increase in roaming minutes of use during the three months ended June 30, 2000 was the decrease in roaming yield per minute, including toll, to $0.48 as compared to $0.68 during the year ended December 31, 1999.

    Equipment Revenues.  Consolidated equipment revenues for the three and six months ended June 30, 2000 increased 270.4% and 201.8% respectively, to $6.0 million and $8.7 million from

$1.6 million and $2.9 million in the comparable periods of the prior year. This revenue growth reflects the additional equipment revenue from the Triton Cellular operations, increased sales of network equipment and increased direct phone sales programs.

    Key Revenue Indicators.  Reflecting the higher penetration in the newly acquired Triton Cellular service areas as compared to RCC's other service areas together with the addition of 23,345 cellular customers, cellular penetration increased to 10.4% at June 30, 2000 as compared to 8.7% at June 30, 1999. Cellular service revenue and roaming revenue per customer ("ARPU") for the three months ended June 30, 2000 has remained unchanged as compared to the three months ended June 30, 1999, at $62 per customer. ARPU for the six months ended June 30, 2000 has remained unchanged as compared to the six months ended June 30, 1999, at $59 per customer.

Operating Expenses

    Network Costs.  Primarily reflecting the additional network costs from Triton Cellular, consolidated network costs for the three and six months ended June 30, 2000, increased 152.0% and 79.6% respectively, over the comparable period in the prior year to $23.6 million and $33.5 million respectively, from $9.4 million and $18.7 million. As a percentage of total revenues, consolidated network costs for the three months ended June 30, 2000 increased to 23.7% from 21.7% in the comparable period of the prior year. As a percentage of total revenues, consolidated network costs for the six months ended June 30, 2000 decreased to 22.9% from 23.4% in the comparable period of the prior year. The Company expects network costs, as a percentage of revenue, to decline as certain efficiencies are achieved resulting from the newly acquired Triton networks.

    Cost of Equipment Sales.  Cost of equipment sales for the three and six months ended June 30, 2000 increased 324.8% and 258.5% over the comparable periods of the prior year to $10.7 million and $16.6 million from $2.5 million and $4.6 million, respectively. As a percentage of revenue, cost of equipment sales for the three months ended June 30, 2000 increased to 10.7% as compared to 5.8% in the comparable period of the prior year. As a percentage of revenue, cost of equipment sales for the six months ended June 30, 2000 increased to 11.4% as compared to 5.8% in the comparable period of the prior year. Contributing to the increase in cost of equipment sales were handset costs resulting from the migration of existing customers from analog service to digital service and greater emphasis selling digital phones as opposed to renting them..

    Selling, General and Administrative.  Selling, general and administrative expenses for the three and six months ended June 30, 2000 increased 90.5% and 62.1% over the comparable periods in the prior year to $25.2 million and $40.5 million from $13.2 million and $25.0 million, respectively. The increase in selling, general and administrative expenses primarily reflects RCC's ownership of Triton Cellular operations for the second quarter of 2000. The increase also reflects higher costs related to more aggressive promotional activity during the three and six months ended June 30, 2000 over the comparable periods of the prior year. Reflecting efficiencies resulting from the acquisition of Triton, as a percentage of sales for the three and six months ended June 30, 2000, selling, general and administrative expenses, decreased to 25.3% and 27.7% from 30.7% and 31.3%, respectively, in the comparable periods of the prior year.

    Depreciation and Amortization.  Depreciation and amortization expense for the three and six months ended June 30, 2000 increased 159.8% and 88.2% over the three and six months ended June 30, 1999 to $25.8 million and $37.0 million from $9.9 million and $19.7 million. The increase reflects added amortization relating to the intangible assets acquired from Triton Cellular, additional depreciation attributable to Triton's property, plant and equipment in addition to the depreciation related to $12.2 million in the company's capital expenditure during 2000.

Other Income (Expense)

    Interest Expense.  Interest expense for the three and six months ended June 30, 2000 increased 316.2% and 148.4%, respectively, to $28.3 million and $33.6 million as compared to $6.8 million and $13.5 million in the comparable periods of the prior year. The increase primarily reflects increased borrowings under the Credit Facility to complete the acquisition of Triton Cellular.

    Interest and Dividend Income.  Interest and dividend income for the three and six months ended June 30, 2000 increased to $466,000 and $2.3 million, respectively, as compared to $85,000 and $231,000 during the three and six months ended June 30, 1999. These increases primarily reflect the interest earned by the Company's interest bearing restricted escrow accounts and other cash balances funded through increased borrowings and preferred and equity offerings.

Preferred Stock Dividends

    Preferred stock dividends increased 207.6% and 145.0% to $12.1 million and $19.0 million in the three and six months ended June 30, 2000 from $3.9 million and $7.7 million in the comparable periods of the prior year. The increase primarily resulted from the issuances of junior and senior exchangeable preferred in February 2000 and Class M and Class T preferred securities in April 2000. Dividends on the junior and senior preferred securities were and will be paid through the issuance of additional shares of exchangeable preferred stock. RCC will distribute 5,167 and 4,409 shares of Senior and Junior Preferred Stock Dividends, respectively on August 15, 2000.

EBITDA

    EBITDA increased 122.9% and 77.0% to $40.2 million and $55.7 million in the three and six months ended June 30, 2000 respectively, as compared to $18.0 million and $31.5 million in the comparable periods of the prior year.

Seasonality

    Historically, the Company has experienced seasonal fluctuations in revenues and operating income (loss). The Company's average monthly roaming revenue for cellular customers has typically increased during the second and third calendar quarters, reflecting greater usage by roamer customers who travel in the company's cellular service areas for weekend and vacation recreation. The Company anticipates, however, that the more evenly distributed year around roaming revenues by its newly acquired South and Northwest service areas may lesson the seasonality of its consolidated operations.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary liquidity requirements are for working capital, capital expenditures, debt service, acquisitions, and customer growth. In the past the Company has met these requirements through cash flow from operations, sales of common and preferred stock, borrowings under its credit facility, and issuance of its senior subordinated notes. On April 3, 2000, the Company amended and restated its credit facility increasing it from $300 million to $1.2 billion and also included a $175 million incremental facility. The Credit Facility was amended and restated again on June 29, 2000 to increase the incremental facility from $175 million to $275 million. Reflecting the acquisition of Triton Cellular and other operating cash requirements, the Company had $1.065 billion outstanding under its $1.2 billion credit facility as of June 30, 2000.

    Under the new $1.2 billion credit facility, amounts may be borrowed, subject to mandatory repayments, or repaid at any time through maturity, provided that the outstanding borrowings do not exceed the total amount available.

    Net cash provided by operating activities was $18.2 million for the six months ended June 30, 2000. Adjustments to the $13.5 million net loss to reconcile to net cash provided by operating activities included $37.0 million in depreciation and amortization, a $19.6 million increase in accounts receivable and a $4.5 million increase in accounts payable.

    Net cash used in investing activities for the six months ended June 30, 2000 was $1.254 billion. The principal uses of cash included $1.231 billion in acquisition costs for Triton Cellular, $10.0 million in pending acquisition costs for Saco River and $12.2 million in purchases of property and equipment. These purchases reflect the continued expansion of existing cellular coverage and the continued upgrading of existing cell sites and switching equipment.

    Net cash provided by financing activities was $1.261 billion for the six months ended June 30, 2000, consisting primarily of $1.074 billion from the issuance of long term debt, $160.5 million in net proceeds from a common stock offering, $263.5 million in net proceeds from the issuance of preferred securities offset by $222.0 million in repayments of long-term debt.

    In February 2000, the Company sold 2,748,000 shares of Class A Common Stock at $61 7/8 per share and 140,000 shares of 12 1/4% Junior Exchangeable Preferred Stock and 25,000 shares of 11 3/8% Senior Exchangeable Preferred Stock at prices of $1,000.00 and $988.88 per share, respectively. The shares of preferred stock have a liquidation preference of $1,000.00 per share and are not convertible into common stock.

    On April 1, 2000, RCC issued 110,000 shares of redeemable voting convertible preferred stock for consideration of $110 million. The purchasers included Madison Dearborn Capital Partners III, L.P., Madison Dearborn Special Equity III, L.P., Special Advisors Fund I, LLC, Boston Ventures Limited Partnership V and Toronto Dominion Investments, Inc.

    Capital expenditures for the remainder of 2000 are expected to be approximately $38.0 million. During the fourth quarter of 2000, the Company anticipates additional borrowing utilizing the Credit Facility to fund the Saco River acquisition.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Rural Cellular Corporation has used Senior Subordinated Notes and bank credit facilities as part of its financing of acquisition activities, capital requirements and operations. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose RCC to interest rate risk, with the primary interest rate risk exposure resulting from changes in LIBOR or the prime rate, which are used to determine the interest rates that are applicable to borrowings under its bank credit facilities. RCC uses off-balance sheet derivative financial instruments, including interest rate swap and interest rate protection agreements, to manage interest rate risk. All of the Company's derivative financial instrument transactions are entered into for non-trading purposes.

    Had the Company not entered into the interest rate swaps, collars and floridors and holding other variables constant, such as debt levels, a one percentage point increase in interest rates, net of the effect of derivatives, would impact pretax earnings and cash flows for the three and six months ended June 30, 2000 by $3.0 million and $3.4 million respectively.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a)
  The Company held an Annual Meeting of Shareholders on May 18, 2000.

  (c)
  The following matters were considered:

  1.
  To elect two Class III directors, each for a three-year term expiring in 2003;
Name	Affirmative	Authority Withheld
Richard P. Ekstrand	16,601,898	470,459
George W. Wikstrom	15,273,928	1,798,429

      There were no abstentions or broker non-votes.

      Continuing as directors were Jeffrey S. Gilbert, Marvin C. Nicolai, Ann K. Newhall, Wesley E. Schultz, Don C. Swenson, George M. Revering, Paul Finnegan and John Hunt

    2.
    To consider and vote upon a proposal to increase the number of votes authorized to be issued under the Company's 1995 Stock Compensation Plan to 2,400,000 shares. Voting on ratification was 13,317,625 votes in favor, 2,104,879 opposed, 96,924 abstentions, and 1,552,929 zero brokers non-votes; and

    3.
    To ratify appointment of Arthur Andersen LLP as the Company's independent auditors for fiscal 2000. Voting on ratification was 17,062,864 votes in favor, 4,254 opposed, 5,239 abstentions, and zero brokers non-votes.

ITEM 5.  OTHER INFORMATION

    On June 21, 2000 RCC announced that it had entered into a definitive agreement, through an acquisition subsidiary, to acquire all of the outstanding shares of the Saco River Telegraph and Telephone Company ("Saco River"). The transaction is subject to regulatory approval and other consents and is expected to be completed in late 2000. Saco River provides wireless and ILEC telecommunication services to southern Maine and eastern New Hampshire. The wireless properties to be acquired from Saco River include the following metropolitan service area ("MSA") and basic trading areas ("BTA"):

Service Area	License
Portsmouth, NH—MSA	Cellular—B Side
Portland, ME—BTA	PCS—F Block
Manchester and Nashua, NH—BTA	PCS—F Block

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits
*10.1(a)	Second Amended and Restated Loan Agreement dated April 3, 2000 among Rural Cellular Corporation and certain financial institutions and Toronto Dominion (Texas), Inc. as administrative agent.
10.1(b)
Third Amended and Restated Loan Agreement dated June 29, 2000 among Rural Cellular Corporation and certain financial institutions and Toronto Dominion (Texas), Inc. as administrative agent. Exhibits to this agreement, with the exception of exhibit T and exhibit U, have not been included as they are substantially similar to those filed with the Second Amended and Restated Loan Agreement included in the Company's Report on Form 8-K filed on April 3, 2000.
27	Financial Data Schedule

*
Filed as an exhibit to Report on Form 8-K dated April 1, 2000 and incorporated herein by reference.

(b)
Reports on Form 8-K

    A Report on Form 8-K dated April 1, 2000, was filed during the second quarter ended June 30, 2000, reporting under Item 2 that the registrant completed the previously announced acquisition of the licenses, operations, and related assets of Triton Cellular Partners, L.P.

    An amendment to the Report on Form 8-K discussed above including financial statements as required under Item 7 and exhibits was filed on June 13, 2000.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RURAL CELLULAR CORPORATION (Registrant)
Dated: August 14, 2000	/s/ RICHARD P. EKSTRAND Richard P. Ekstrand President and Chief Executive Officer
Dated: August 14, 2000	/s/ WESLEY E. SCHULTZ Wesley E. Schultz Senior Vice President and Chief Financial Officer (Principal Financial Officer)

QuickLinks

TABLE OF CONTENTS
RURAL CELLULAR CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SIGNATURES