Form 10-Q
period 2000-09-30
RURAL CELLULAR CORP
filed 2000-11-14
CIK 869561

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000.

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

    Number of shares of common stock outstanding as of the close of business on November 6, 2000:

Class A	11,032,831
Class B	781,705

TABLE OF CONTENTS

		Page Number
Part I.—Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets— As of September 30, 2000 and December 31, 1999	3
	Condensed Consolidated Statements of Operations— Three and Nine months ended September 30, 2000 and 1999	5
	Condensed Consolidated Statements of Cash Flows— Nine months ended September 30, 2000 and 1999	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23
Part II.—Other Information
Item 6.	Exhibits and Reports on Form 8-K	24
Signature page		25

Part I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	September 30, 2000	December 31, 1999
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$3,731	$1,285
Accounts receivable, less allowance of $3,011 and $894	51,790	17,036
Inventories	6,626	4,419
Other current assets	2,573	633

Total current assets	64,720	23,373

PROPERTY AND EQUIPMENT, less accumulated depreciation of $97,306 and $68,604	220,370	130,651

LICENSES AND OTHER ASSETS:
Licenses and other intangible assets, less accumulated amortization of $51,858 and $19,728	1,455,642	318,632
Deferred debt issuance costs, less accumulated amortization of $4,385 and $1,753	23,410	11,099
Restricted funds in escrow	10,000	35,000
Other assets	6,766	7,523

Total licenses and other assets	1,495,818	372,254

	$1,780,908	$526,278

The accompanying notes are an integral part of these condensed consolidated balance sheets.

	September 30, 2000	December 31, 1999
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$19,760	$16,220
Advance billings and customer deposits	7,287	3,271
Accrued interest	11,430	3,683
Dividends payable	9,491	2,102
Other accrued expenses	8,197	3,984

Total current liabilities	56,165	29,260
LONG TERM LIABILITIES	1,174,270	339,742

Total liabilities	1,230,435	369,002

PREFERRED SECURITIES	438,772	147,849
SHAREHOLDERS' EQUITY:
Class A common stock; $.01 par value; 200,000 and 15,000 shares authorized, 11,030 and 8,090 issued	110	81
Class B common stock; $.01 par value; 10,000 and 5,000 shares authorized, 782 and 1,032 issued	8	10
Additional paid-in capital	190,844	36,916
Accumulated deficit	(79,261)	(27,580)

Total shareholders' equity	111,701	9,427

	$1,780,908	$526,278

The accompanying notes are an integral part of these condensed consolidated balance sheets.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2000	1999	2000	1999
REVENUES:
Service	$69,936	$33,554	$170,138	$92,857
Roamer	35,409	15,845	72,857	33,422
Equipment	4,800	2,809	13,536	5,704

Total revenues	110,145	52,208	256,531	131,983

OPERATING EXPENSES:
Network costs	26,088	10,385	59,619	29,058
Cost of equipment sales	8,125	3,501	24,772	8,145
Selling, general and administrative	27,007	14,331	67,509	39,318
Depreciation and amortization	26,687	9,896	63,682	29,549

Total operating expenses	87,907	38,113	215,582	106,070

OPERATING INCOME	22,238	14,095	40,949	25,913

OTHER INCOME (EXPENSE):
Interest expense	(29,552)	(6,692)	(63,122)	(20,207)
Interest and dividend income	344	59	2,657	289
Minority interest	—	—	—	1,538
Other	(2)	92	(24)	(210)

Other expense, net	(29,210)	(6,541)	(60,489)	(18,590)

INCOME (LOSS) BEFORE INCOME TAX AND EXTRAORDINARY ITEM	(6,972)	7,554	(19,540)	7,323
INCOME TAX PROVISION	—	—	—	34

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	(6,972)	7,554	(19,540)	7,289
EXTRAORDINARY ITEM	—	—	(925)	—

NET INCOME (LOSS)	(6,972)	7,554	(20,465)	7,289

PREFERRED STOCK DIVIDEND	(12,271)	(4,032)	(31,216)	(11,765)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(19,243)	$3,522	$(51,681)	$(4,476)

NET INCOME (LOSS) PER BASIC COMMON SHARE	$(1.63)	$0.39	$(4.53)	$(0.50)

NET INCOME (LOSS) PER DILUTED COMMON SHARE	$(1.63)	$0.36	$(4.53)	$(0.50)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC	11,799	9,055	11,408	9,029

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, DILUTED	11,799	9,725	11,408	9,029

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine months ended September 30,
	2000	1999
OPERATING ACTIVITIES:
Net income (loss)	$(20,465)	$7,289
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	63,682	29,549
Change in minority interest	—	(1,663)
Other	2,016	771
Change in other operating elements:
Accounts receivable	(22,537)	(9,273)
Inventories	675	(748)
Other current assets	279	189
Accounts payable	4,358	(4,494)
Advance billings and customer deposits	1,445	557
Other accrued expenses	9,936	3,917

Net cash provided by operating activities	39,389	26,094

INVESTING ACTIVITIES:
Purchase of property and equipment, net	(29,381)	(15,694)
Purchases of wireless properties	(1,230,657)	(19,811)
Pending acquisition deposits	(10,000)	—
Purchase of investment	(750)	—
Other	(505)	(550)

Net cash used in investing activities	(1,271,293)	(36,055)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	949	770
Proceeds from offering of common stock, net	160,546	—
Proceeds from issuance of preferred securities, net	263,514	—
Proceeds from issuance of long-term debt	1,074,000	24,000
Repayments of long-term debt	(252,000)	(16,000)
Payment of debt issuance costs	(19,209)	(158)
Proceeds from termination of interest rate swaps	6,550	360

Net cash provided by financing activities	1,234,350	8,972

NET INCREASE (DECREASE) IN CASH	2,446	(989)
CASH, at beginning of period	1,285	2,062

CASH, at end of period	$3,731	$1,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1)  BASIS OF PRESENTATION:

    The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2000 and 1999 have been prepared by Rural Cellular Corporation and Subsidiaries (the "Company" or "RCC") without audit. In the opinion of management, normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the operating results for the full fiscal year or for any other interim periods.

2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Roaming Revenue Reclassification

    Rural Cellular Corporation generates revenue from charges to its customers when they use their cellular phone in other wireless providers' markets ("Incollect Revenue"). Until April 2000, RCC included Incollect Revenue in the roaming revenue line item in its statement of operations. Expense associated with Incollect Revenue, charged by third-party wireless providers, was also included in roaming revenue on a net basis. RCC used this method because, historically, it has passed through to its customers most of the costs related to Incollect Revenue. However, the wireless industry, including RCC, has increasingly been using pricing plans that include flat rate pricing and larger home service areas. Under these types of plans, amounts charged to RCC by other wireless providers may not necessarily be passed through to its customers.

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

Recently Issued Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No.  133. In June 2000, the FASB issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or a liability measured at its fair value. Statement No. 138 requires that a company recognize changes in the derivative instrument's fair value currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

    Statement No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Company has established a hedging policy statement which sets forth the documentation and other requirements necessary to achieve hedge accounting under SFAS No. 133. The Company currently has interest swaps, collars and a flooridor which require SFAS No. 133 application. The Company is currently in the process of reviewing other financial instruments and contracts so that it may identify any additional items impacted by SFAS No. 133, as amended, and account for them accordingly beginning on January 1, 2001. As demonstrated above, the adoption of SFAS No. 133 could increase volatility in earnings and other comprehensive income or involve changes in certain of the Company's business practices.

    In March 2000, the FASB released FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation—an interpretation of APB Opinion No. 25." This interpretation provides for the clarification of the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") on certain issues, such as (i) the definition of an "employee" for purposes of applying APB 25, (ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequence of various modifications to the terms of a previously fixed stock option or award and (iv) the accounting for an exchange of stock compensation awards in a business combination. The Company accounts for its 1995 Stock Compensation Plan and Employee Stock Purchase Plan following the guidelines of APB 25 and related interpretations. The interpretation is not expected to have a material impact on the Company's financial position or results of operations.

    SEC Staff Accounting Bulletin No. 101 ("SAB 101"), released on December 3, 1999, addresses the application of generally accepted accounting principles to selected revenue recognition issues. SAB 101A was released on March 24, 2000 and delayed for one fiscal quarter the implementation date of SAB 101 for registrants with fiscal years beginning between December 16, 1999 and March 15, 2000. Since the issuance of SAB 101 and SAB 101A, the staff has continued to receive requests from a number of groups asking for additional time to determine the effect, if any, on revenue recognition practices. SAB101B, issued on June 26, 2000, delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company is currently evaluating the impact of this bulletin on its financial position and results of operations.

3)  ACQUISITIONS:

    Effective April 2000, RCC acquired the Alabama, Kansas, Mississippi, Oregon and Washington cellular licenses, operations and related assets of Triton Cellular Partners, L.P. ("Triton Cellular") for approximately $1.256 billion.

Accounting Treatment

    The purchase price for Triton Cellular was allocated to the net assets based on their estimated fair values and the excess was allocated to licenses, customer lists and goodwill and is being amortized over 40 years. The purchase price allocation for Triton Cellular has been completed on a preliminary basis, subject to adjustment should new or additional facts about the business become known. The above acquisition has been accounted for under the purchase method of accounting; accordingly, operating results have been included from the date of acquisition.

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

Unaudited Pro forma Condensed Consolidated Statements of Operations
(In Thousands)

	UNAUDITED THREE MONTHS ENDED SEPTEMBER 30,		UNAUDITED NINE MONTHS ENDED SEPTEMBER 30,
	2000	1999	2000	1999
REVENUES:
Service	$69,936	$59,993	$196,533	$167,619
Roamer	35,409	35,317	86,442	77,654
Equipment	4,800	4,637	15,804	10,610

Total revenues	110,145	99,947	298,779	255,883

OPERATING EXPENSES:
Network costs	26,088	20,985	69,985	58,364
Cost of equipment sales	8,125	6,253	27,725	16,085
Selling, general and administrative	27,007	26,999	79,028	72,359
Depreciation and amortization	26,687	23,934	80,871	74,461

Total operating expenses	87,907	78,171	257,609	221,269
OPERATING INCOME	22,238	21,776	41,170	34,614

EBITDA	$48,925	$45,710	$122,041	$109,075

Net loss applicable to common shares	$(19,243)	$(18,591)	$(77,366)	$(88,234)
Net loss per basic and diluted common share	$(1.63)	$(1.58)	$(6.56)	$(7.48)

4)  LONG TERM LIABILITIES:

    The Company had the following long-term liabilities outstanding:

	September 30, 2000	December 31, 1999
	(In thousands)
Credit Facility:
Revolver	$110,000	$113,000
Term Loan A	450,000	100,000
Term Loan B	237,500	—
Term Loan C	237,500	—

	1,035,000	213,000
Deferred gain on hedge and swap agreements	7,770	1,742
9 5/8% Senior Subordinated Notes	125,000	125,000
Other	6,500	—

Long-term liabilities	$1,174,270	$339,742

    Credit Facility—On April 3, 2000, the Company amended and restated its Credit Facility, increasing it from $300 million to $1.2 billion and also included a $175 million incremental facility ("Credit Facility"). The Credit Facility was amended and restated again on June 29, 2000 to increase the incremental facility from $175 million to $275 million. At the Company's discretion, advances under the

Credit Facility bear interest at the London Interbank Offering Rate ("LIBOR") plus an applicable margin (2.85% as of September 30, 2000) based on the Company's ratio of indebtedness to annualized operating cash flow as of the end of the most recently completed fiscal quarter. As of September 30, 2000, the effective rate of interest on the Credit Facility, excluding the impact of hedge agreements, was 9.48%. A commitment fee of 0.50% on the unused portion of the Credit Facility is payable quarterly. Borrowings under the Credit Facility are secured by a pledge of all the assets of the Company, excluding its ownership in the stock of Cellular 2000, Inc. and its 70% ownership in Wireless Alliance LLC. Mandatory commitment reductions are required upon any material sale of assets. The Credit Facility is subject to various covenants, including the ratio of indebtedness to annualized operating cash flow and the ratio of annualized operating cash flow to interest expense. As of September 30, 2000, the Company was in compliance with all covenants under the Credit Facility.

    In conjunction with the April 3, 2000 amendment to the Credit Facility, the Company wrote-off deferred costs of $1.3 million during the second quarter of 2000, of which approximately $925,000 was treated as an extraordinary item while $358,000 was treated as interest expense in the accompanying income statements.

5)  COMMON STOCK AND PREFERRED SECURITIES:

    In February 2000, the Company completed an offering of 2,748,500 shares of Class A Common Stock at $61 7/8 per share

    The Company has also completed the following preferred stock issuances with liquidation preferences of $1,000 per share:

	Dividend rate per annum	Number of shares originally issued	Shares distributed as dividends through September 30, 2000	Accrued dividends at September 30, 2000
				(In thousands)
Senior Exchangeable Preferred Stock	11.375%	150,000	37,240	$2,662
Junior Exchangeable Preferred Stock	12.250%	140,000	8,736	2,278
Redeemable Voting Convertible Preferred Stock ("Class M")	8.000%	110,000	—	4,400
Class T Convertible Preferred Stock	4.000%	7,541	—	151

Total		407,541	45,976	$9,491

    Dividends on the Senior Exchangeable Preferred Stock are cumulative, payable quarterly, and may be paid, at the Company's option, on any dividend payment date occurring on or before May 15, 2003 either in cash or by the issuance of additional shares of Senior Exchangeable Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. Thereafter, all dividends will be payable in cash only.

    Dividends on the Junior Exchangeable Preferred Stock are cumulative, are payable quarterly, and may be paid, at the Company's option, on any dividend payment date occurring on or before February 15, 2005 either in cash or by the issuance of additional shares of Junior Exchangeable Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. Thereafter, all dividends will be payable in cash only.

    The purchasers of the Class M Convertible Preferred Stock included Madison Dearborn Capital Partners III, L.P., Madison Dearborn Special Equity III, L.P., Special Advisors Fund I, LLC, Boston Ventures Limited Partnership V and Toronto Dominion Investments, Inc. Dividends on the Class M Preferred Stock are cumulative and accrue at 8% per annum.

    In order to comply with the Federal Communication Commission's ("FCC") rules regarding cross-ownership of cellular licensees within a given market, the Company issued 7,541 shares of Class T Convertible Preferred Stock to Telephone & Data Systems, Inc. ("TDS") with a par value of $1,000 on March 31, 2000 in exchange for 43,000 shares of Class A Common Stock and 105,940 shares of Class B Common Stock owned by TDS. TDS or the Company can convert the Class T preferred stock into the original number of shares of Class A or Class B Common Stock in the future if ownership by TDS of the Common Stock would then be permissible under FCC rules. Dividends on the Class T preferred stock are cumulative and have a fixed coupon rate of 4% per annum.

    The Senior Exchangeable Preferred Stock is senior to all classes of junior preferred stock and common stock of the Company with respect to dividend rights and rights on liquidation, winding-up and dissolution of the Company. The Junior Exchangeable Preferred Stock is junior to the Senior Exchangeable Preferred Stock and Class T Convertible Preferred Stock and senior to the Class M Convertible Preferred Stock and common stock with respect to dividend rights and rights on liquidation, winding-up and dissolution of the Company. Shares of the Senior and Junior Exchangeable Preferred Stock are non-voting, except as otherwise required by law and as provided in their respective Certificates of Designation.

6)  FINANCIAL INSTRUMENTS

    As required by the Credit Facility, the Company maintains interest rate swaps on at least 50% of the principal amount of the loans outstanding for an average period of three years from the date of the hedge agreements.

    In May 2000, the Company settled swaps it had entered into in August 1998 with a total notional amount of $165 million, resulting in a gain of approximately $3.1 million. In July 2000, the Company settled swaps it had entered into in February 1999 with a total notional amount of $250.0 million, resulting in a gain of approximately $2.8 million. Gains from these transactions are being accreted as a reduction of interest expense over the lives of the underlying debt instruments.

    The Company has entered into several financial instruments with a total outstanding notional amount of $786 million. Income and expense associated with these instruments are accrued over the periods prescribed by the contracts.

Effective Date	Termination Date	Notional Amount	Mark to Market Valuation (09/29/00)
		(In thousands)	(In thousands)
Swaps:
May 12, 2000	May 16, 2003	$84,000	$(2,088)
May 12, 2000	May 16, 2003	42,000	(960)
May 12, 2000	May 16, 2003	84,000	(2,006)
May 12, 2000	May 16, 2003	42,000	(899)

		252,000	(5,953)
Collars:
May 25, 2000	May 25, 2003	47,000	(367)
May 25, 2000	May 25, 2003	47,000	(367)
June 1, 2000	June 5, 2003	94,000	(228)
June 1, 2000	June 5, 2003	94,000	(370)

		282,000	(1,332)
Flooridor
August 14, 2000	May 12, 2003	252,000	$2,342

		$786,000	$(4,943)

    Notional amounts outstanding at September 30, 2000, for interest rate swaps total $252.0 million with expected maturity on May 16, 2003. The interest rate swaps effectively lock the interest rate on $252.0 million of the Company's Credit Facility borrowings between 7.592% and 7.632%.

    Notional amounts oustanding at September 30, 2000, for interest rate collars with expected maturity on May 25, 2003, effectively guarantee the Company's interest on $47.0 million of the Company's Credit Facility not to exceed 9.00% and not to be less than 5.86% and also guarantee interest on an additional $47.0 million of the Company's Credit Facility not to exceed 9.0% and not to be less than 6.10%.

    Notional amounts outstanding at September 30, 2000, for interest rate collars with expected maturity on June 5, 2003, effectively guarantee the Company's interest on $188.0 million of the Company's Credit Facility not to exceed 9.00% and not to be less than 6.51%.

7)  SUPPLEMENTAL DISCLOSURE OF CONDENSED CONSOLIDATED CASH FLOW INFORMATION:

	Nine months ended September 30,
	2000	1999
	(In thousands)
Cash paid during the period for interest	$53,316	$16,302

8)  SEGMENT INFORMATION:

    The Company's consolidated financial statements consist of the business units RCC Cellular and Wireless Alliance. RCC Cellular includes cellular operations in the Midwest, Northeast, Northwest and South regions of the United States. Wireless Alliance LLC ("Wireless Alliance"), a joint venture that commenced cellular reselling operations in November 1996 and launched its first PCS networks in the second quarter of 1998, is 70%-owned by the Company and 30%-owned by Voicestream Communications, Inc. Information about the Company's operations in its business units for the three and nine months ended September 30, 2000 and 1999 is as follows:

	UNAUDITED THREE MONTHS ENDED SEPTEMBER 30,		UNAUDITED NINE MONTHS ENDED SEPTEMBER 30,
SEGMENT INFORMATION	2000	1999	2000	1999
	(In thousands)
Revenues
RCC Cellular	$107,160	$49,932	$247,702	$125,316
Wireless Alliance	3,050	2,350	9,075	6,981
Eliminating	(65)	(74)	(246)	(314)

Total revenues	110,145	52,208	256,531	131,983
Operating expenses
RCC Cellular	83,743	33,909	201,916	93,656
Wireless Alliance	4,229	4,278	13,912	12,728
Eliminating	(65)	(74)	(246)	(314)

Total operating expenses	87,907	38,113	215,582	106,070
Operating income
RCC Cellular	23,417	16,023	45,786	31,660
Wireless Alliance	(1,179)	(1,928)	(4,837)	(5,747)

Total operating income	22,238	14,095	40,949	25,913
Depreciation and amortization
RCC Cellular	25,402	8,727	59,842	25,883
Wireless Alliance	1,285	1,169	3,840	3,666

Total depreciation and amortization	26,687	9,896	63,682	29,549
EBITDA*
RCC Cellular	48,819	24,750	105,628	57,543
Wireless Alliance	106	(759)	(997)	(2,081)

Total EBITDA	48,925	23,991	104,631	55,462
Capital Expenditures
RCC Cellular	16,837	4,893	27,463	12,584
Wireless Alliance	342	675	1,918	3,110

Total capital expenditures	$17,179	$5,568	$29,381	$15,694
	September 30, 2000	December 31, 1999
	(In thousands)
Balance Sheet Data:
Property and equipment
RCC Cellular	$291,644	$174,528
Wireless Alliance	26,032	24,727

Total property and equipment	317,676	199,255
Total assets
RCC Cellular	1,799,740	537,676
Wireless Alliance	33,316	34,542
Eliminating	(52,148)	(45,940)

Total assets	$1,780,908	$526,278

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

    Accordingly, the Company does not believe its historical financial condition and results of operations set forth below are indicative nor should they be relied upon as an indicator of future performance.

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

    RCC's operating expenses include network costs, cost of equipment sales, selling, general and administrative expenses and depreciation and amortization, each of which is described below:

  •
  Network costs include switching and transport expenses and the expenses associated with the maintenance and operation of the Company's wireless network facilities, as well as charges from other service providers for resold minutes and the expense associated with incollect revenue.

  •
  Cost of equipment sales includes the costs associated with telephone equipment and accessories sold to customers. In recent years, the Company and other cellular providers have increased the use of discounts on phone equipment as competition between service providers has intensified. As a result, the Company has incurred, and expects to continue to incur, losses on equipment sales and increased marketing and selling costs per gross additional customer. RCC expects to continue these discounts and promotions because it believes they will result in increases in the number of cellular customers and, consequently, increased revenues.

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

    Preferred stock dividends are related to the Company's issuances of preferred stock as described in footnote 5.

RESULTS OF OPERATIONS

    The following table presents certain consolidated statement of operations data as a percentage of total revenues as well as other operating data for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2000	1999	2000	1999
REVENUES:
Service	63.5%	64.3%	66.3%	70.4%
Roamer	32.1	30.3	28.4	25.3
Equipment	4.4	5.4	5.3	4.3

Total revenues	100.0	100.0	100.0	100.0

OPERATING EXPENSES:
Network costs	23.7	19.9	23.2	22.0
Cost of equipment sales	7.4	6.7	9.7	6.2
Selling, general and administrative	24.5	27.4	26.3	29.8
Depreciation and amortization	24.2	19.0	24.8	22.4

Total operating expenses	79.8	73.0	84.0	80.4

OPERATING INCOME	20.2	27.0	16.0	19.6

OTHER INCOME (EXPENSE):
Interest expense	(26.8)	(12.8)	(24.6)	(15.3)
Interest and dividend income	0.3	0.1	1.0	0.2
Minority interest	—	—	—	1.2
Other	—	0.2	—	(0.2)

Other expense, net	(26.5)	(12.5)	(23.6)	(14.1)

INCOME (LOSS) BEFORE INCOME TAX AND EXTRAORDINARY ITEM	(6.3)	14.5	(7.6)	5.5
INCOME TAX PROVISION	—	—	—	—

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	(6.3)	14.5	(7.6)	5.5

EXTRAORDINARY ITEM	—	—	(0.4)	—

NET INCOME (LOSS)	(6.3)	14.5	(8.0)	5.5

PREFERRED STOCK DIVIDEND	(11.1)	(7.7)	(12.2)	(8.9)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	(17.4)%	6.8%	(20.2)%	(3.4)%

EBITDA(1)	44.4%	46.0%	40.8%	42.0%

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

    The following table presents the Company's operating data for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2000	1999	2000	1999
Other Operating Data:
Retention: (excluding prepaids)(1)
RCC Cellular	98.3%	98.3%	98.3%	98.4%
Wireless Alliance—PCS	96.9%	97.5%	96.4%	98.1%
Acquisition cost per customer:(2)
RCC Cellular	$307	$364	$328	$367
Wireless Alliance—PCS	$676	$526	$723	$518
Average monthly revenue per customer:(3)
RCC Cellular	$66	$72	$62	$63
Wireless Alliance—PCS	$49	$51	$50	$52
Cell Sites:
RCC Cellular			546	257
Wireless Alliance—PCS			60	57
Penetration:(4)
RCC Cellular			10.8%	9.0%
Wireless Alliance—PCS			2.3%	1.6%
Wireless customers at period end:
RCC Cellular:
Postpaid			494,725	217,689
Prepaid			18,928	1,736

			513,653	219,425
Wireless Alliance			16,701	12,950
Paging			12,508	12,054

Total customers			542,862	244,429

(1)
Determined for each period by dividing total cellular customers discontinuing service during such period by the average cellular customers for such period (customers at the beginning of the period plus customers at the end of the period, divided by two), dividing that result by the number of months in the period, and subtracting such result from one.

(2)
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

(4)
Represents the ratio of cellular customers at the end of the period to total POPs.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

	Three Months Ended September 30,
	2000	% Change	1999
	(In thousands)
REVENUES:
Service	$69,936	108.4%	$33,554
Roamer	35,409	123.5	15,845
Equipment	4,800	70.9	2,809

Total revenues	110,145	111.0	52,208

OPERATING EXPENSES:
Network costs	26,088	151.2	10,385
Cost of equipment sales	8,125	132.1	3,501
Selling, general and administrative	27,007	88.5	14,331
Depreciation and amortization	26,687	169.7	9,896

Total operating expenses	87,907	130.6	38,113

OPERATING INCOME	$22,238	57.8%	$14,095

INTEREST EXPENSE	$(29,552)	341.6%	$(6,692)
PREFERRED STOCK DIVIDEND	$(12,271)	204.3%	$(4,032)
EBITDA	$48,925	103.9%	$23,991

Revenues

    Service Revenues.  Consolidated service revenues for 2000 increased 108.4% to $69.9 million from $33.6 million in 1999. The revenue growth reflects the additional revenue resulting from Triton Cellular combined with additional net prepaid and postpaid customers added through increased penetration in existing markets. The Company expects service revenues to increase in the future primarily as a result of future acquisitions, further anticipated industry-wide growth in customers, and expansion of coverage.

    Roamer Revenues.  Reflecting the acquisition of Triton Cellular together with increases in outcollect roaming minutes, consolidated roamer revenues for 2000 increased 123.5% to $35.4 million from $15.8 million in 1999. Roaming minutes in existing markets have increased in part due to the activation of additional cell sites and increased industry-wide wireless usage resulting from the now popular single rate calling plans. Partially offsetting the increase in roaming minutes of use during 2000 was the decrease in roaming yield per minute, including toll, to $0.48 as compared to $0.72 in 1999.

    Equipment Revenues.  Consolidated equipment revenues for 2000 increased 70.9% to $4.8 million from $2.8 million in 1999. This revenue growth reflects the additional equipment revenue from the Triton Cellular operations, increased sales of network equipment and increased sales of phones to customers.

Operating Expenses

    Network Costs.  Primarily reflecting the additional network costs from the acquisition of Triton Cellular, consolidated network costs for 2000 increased 151.2%, over 1999 to $26.1 million. As a percentage of total revenues, consolidated network costs for 2000 increased to 23.7% from 19.9% in 1999. Certain service plans in the newly acquired Triton regions, which have extended footprints for its customers, have incurred higher than expected increases in their incollect minutes thereby contributing to the increase in network costs as a percentage of total revenues. In future quarters, the Company anticipates bringing network costs, as a percentage of revenues, lower and more in line with historical performance.

    Cost of Equipment Sales.  Reflecting the additional equipment costs from the acquisition of Triton Cellular cost of equipment sales for 2000 increased 132.1% over 1999 to $8.1 million. As a percentage of revenue, cost of equipment sales for 2000 increased to 7.4% as compared to 6.7% in 1999. Contributing to the increase in cost of equipment sales, as a percentage of revenue, were handset costs resulting from the migration of existing customers from analog service to digital service and greater emphasis on the purchase of digital phones rather than renting them.

    Selling, General and Administrative.  Selling, general and administrative expenses for 2000 increased 88.5% over 1999 to $27.0 million from $14.3 million. The increase in selling, general and administrative expenses primarily reflects RCC's ownership of Triton Cellular operations for the third quarter of 2000. The increase also reflects higher costs related to more aggressive promotional activity during 2000 as compared to 1999. Reflecting efficiencies resulting from the acquisition of Triton, selling, general and administrative expenses, as a percentage of sales for 2000, decreased to 24.5% as compared to 27.4% in 1999.

    Depreciation and Amortization.  Depreciation and amortization expense for 2000 increased 169.7% over 1999 to $26.7 million from $9.9 million. The increase reflects added amortization relating to the intangible assets acquired from Triton Cellular, additional depreciation attributable to Triton's property, plant and equipment in addition to the depreciation related to $40.0 million of capital expenditures during the fourth quarter of 1999 and during the first three quarters of 2000.

Other Income (Expense)

    Interest Expense.  Interest expense for 2000 increased 341.6% to $29.6 million as compared to $6.7 million in 1999. The increase primarily reflects increased borrowings under the Credit Facility to complete the acquisition of Triton Cellular.

    Interest and Dividend Income.  Interest and dividend income for 2000 increased to $344,000, as compared to $59,000 during 1999. These increases primarily reflect interest earned by the Company's interest bearing restricted escrow accounts and other cash balances funded through increased borrowings and proceeds from the sale of common and preferred stock.

Preferred Stock Dividends

    Preferred stock dividends in 2000 increased 204.3% to $12.3 million as compared to $4.0 million in 1999. The increase primarily resulted from the issuances of junior and senior exchangeable preferred stock in February 2000, Class T preferred stock issued in March 2000 and Class M preferred stock issued in April 2000. Dividends on the junior and senior preferred stock were and will be paid through the issuance of additional shares of exchangeable preferred stock. RCC will distribute 5,325 and 4,555 shares of Senior and Junior Preferred Stock dividends, respectively, on November 15, 2000.

EBITDA

    EBITDA increased 103.9% in 2000 to $48.9 million as compared to $24.0 million in 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

	Nine months ended September 30,
	2000	% Change	1999
	(In thousands)
REVENUES:
Service	$170,138	83.2%	$92,857
Roamer	72,857	118.0	33,422
Equipment	13,536	137.3	5,704

Total revenues	256,531	94.4	131,983

OPERATING EXPENSES:
Network costs	59,619	105.2	29,058
Cost of equipment sales	24,772	204.1	8,145
Selling, general and administrative	67,509	71.7	39,318
Depreciation and amortization	63,682	115.5	29,549

Total operating expenses	215,582	103.2	106,070

OPERATING INCOME	$40,949	58.0%	$25,913

INTEREST EXPENSE	$(63,122)	212.4%	$(20,207)
PREFERRED STOCK DIVIDEND	$(31,216)	165.3%	$(11,765)
EBITDA	$104,631	88.7%	$55,462
KEY INDICATORS
Cellular Penetration	10.8%	NA	9.0%
ARPU	$62	NA	$63

Revenues

    Service Revenues.  Consolidated service revenues for 2000 increased 83.2% to $170.1 million from $92.8 million in 1999. The revenue growth reflects the additional revenue resulting from the Triton Cellular acquisition combined with additional net prepaid and postpaid customers added through increased penetration in existing markets. The Company expects service revenues to increase in the future primarily as a result of future acquisitions, further anticipated industry-wide growth in customers, and expansion of coverage.

    Roamer Revenues.  Reflecting the acquisition of Triton Cellular combined with increases in outcollect roaming minutes, consolidated roamer revenues for 2000 increased 118.0% to $72.9 million from $33.4 million in 1999. Roaming minutes in existing markets have increased in part due to the activation of additional cell sites and increased industry-wide wireless usage resulting from the now popular single rate calling plans. Partially offsetting the increase in roaming minutes of use during 2000 was the decrease in roaming yield per minute, including toll, to $0.49 as compared to $0.72 in 1999.

    Equipment Revenues.  Consolidated equipment revenues for 2000 increased 137.3% to $13.5 million from $5.7 million in 1999. This revenue growth reflects the additional equipment revenue from the Triton Cellular operations, increased sales of network equipment and increased sales of phones to customers.

    Key Revenue Indicators.  Reflecting the higher penetration at the time of acquisition on April 1, 2000 in the newly acquired Triton Cellular service areas as compared to RCC's other service areas together with the increased customers in existing service areas, cellular penetration increased to 10.8% at September 30, 2000 as compared to 9.0% at September 30, 1999. Cellular service revenue and roaming revenue per customer ("ARPU") for 2000 has declined to $62 per customer as compared to $63 in 1999.

Operating Expenses

    Network Costs.  Primarily reflecting the additional network costs from the acquisition of Triton Cellular, consolidated network costs for 2000 increased 105.2% to $59.6 million from $29.1 million in 1999. As a percentage of total revenues, consolidated network costs for 2000 increased to 23.2% from 22.0% in 1999. Certain service plans in the newly acquired Triton regions, which have extended footprints for its customers, have incurred higher than expected increases in their incollect minutes thereby contributing to the increase in network costs as a percentage of total revenues. In future quarters, the Company anticipates bringing network costs, as a percentage of revenues, lower and more in line with historical performance.

    Cost of Equipment Sales.  Reflecting the additional equipment costs from the acquisition of Triton Cellular, cost of equipment sales for 2000 increased 204.1% over 1999 to $24.8 million. As a percentage of revenue, cost of equipment sales for 2000 increased to 9.7% as compared to 6.2% in 1999. Contributing to the increase in cost of equipment sales, as a percentage of revenue, were handset costs resulting from the migration of existing customers from analog service to digital service and greater emphasis on the purchase of digital phones rather than renting them.

    Selling, General and Administrative.  Selling, general and administrative expenses for 2000 increased 71.7% over 1999 to $67.5 million from $39.3 million. The increase in selling, general and administrative expenses primarily reflects RCC's ownership of Triton Cellular operations for the second and third quarter of 2000. The increase also reflects higher costs related to more aggressive promotional activity during 2000 as compared to 1999. Reflecting efficiencies resulting from the acquisition of Triton, selling, general and administrative expenses, as a percentage of sales for 2000, decreased to 26.3% as compared to 29.8% in 1999.

    Depreciation and Amortization.  Depreciation and amortization expense for 2000 increased 115.5% over 1999 to $63.7 million. The increase reflects added amortization relating to the intangible assets acquired from Triton Cellular, additional depreciation attributable to Triton's property, plant and equipment in addition to the depreciation related to $39.9 million of capital expenditures during the fourth quarter of 1999 and during the first three quarters of 2000.

Other Income (Expense)

    Interest Expense.  Interest expense for 2000 increased 212.4% to $63.1 million as compared to $20.2 million in 1999. The increase primarily reflects increased borrowings under the Credit Facility to complete the acquisition of Triton Cellular.

    Interest and Dividend Income.  Interest and dividend income for 2000 increased to $2.7 million, as compared to $289,000 during 1999. These increases primarily reflect interest earned by the Company's interest bearing restricted escrow accounts and other cash balances funded through increased borrowings and proceeds from the sale of common and preferred stock.

Preferred Stock Dividends

    Preferred stock dividends in 2000 increased 165.3% to $31.2 million as compared to $11.8 million in 1999. The increase primarily resulted from the issuances of junior and senior exchangeable preferred stock in February 2000, Class T preferred stock issued in March 2000 and Class M preferred stock issued in April 2000. Dividends on the junior and senior preferred stock were and will be paid through the issuance of additional shares of exchangeable preferred stock. RCC will distribute 5,325 and 4,555 shares of Senior and Junior Preferred Stock dividends, respectively, on November 15, 2000.

EBITDA

    EBITDA increased 88.7% in 2000 to $104.6 million as compared to $55.5 million in 1999.

Seasonality

    Historically, the Company has experienced seasonal fluctuations in revenues and operating income (loss). The Company's average monthly roaming revenue for cellular customers has typically increased during the second and third calendar quarters, reflecting greater usage by roamer customers who travel in the Company's cellular service areas for weekend and vacation recreation. The Company anticipates, however, that the more evenly distributed year around roaming revenues by its newly acquired South and Northwest service areas may reduce these fluctuations.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary liquidity requirements are for working capital, capital expenditures, debt service, and acquisitions. In the past the Company has met these requirements through cash flow from operations, sales of common stock and preferred securities, borrowings under its Credit Facility, and issuance of its senior subordinated notes. On April 3, 2000, the Company amended and restated its Credit Facility increasing it from $300 million to $1.2 billion and also included a $175 million incremental facility. The Credit Facility was amended and restated again on June 29, 2000 to increase the incremental facility from $175 million to $275 million. Reflecting the acquisition of Triton Cellular and other operating cash requirements, the Company had $1.035 billion outstanding under its $1.2 billion Credit Facility as of September 30, 2000.

    Under the new $1.2 billion Credit Facility, amounts may be borrowed, subject to mandatory repayments, or repaid at any time through maturity, provided that the outstanding borrowings do not exceed the total amount available.

    Net cash provided by operating activities was $39.4 million for the nine months ended September 30, 2000. Adjustments to the $20.5 million net loss to reconcile to net cash provided by operating activities included $63.7 million in depreciation and amortization, a $22.5 million increase in accounts receivable, $4.4 million increase in accounts payable and $9.9 million increase in other accrued expenses.

    Net cash used in investing activities for the nine months ended September 30, 2000 was $1.271 billion. The principal uses of cash included $1.231 billion for the acquisition of Triton Cellular, $10.0 million in pending acquisition deposits for Saco River and $29.4 million in purchases of property and equipment. These purchases reflect the continued expansion of its existing cellular coverage and upgrading of existing cell sites and switching equipment.

    Net cash provided by financing activities was $1.234 billion for the nine months ended September 30, 2000, consisting primarily of $1.074 billion from the issuance of long term debt, $160.5 million in net proceeds from a common stock offering, $263.5 million in net proceeds from the issuance of preferred securities offset by $252.0 million in repayments of long-term debt.

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

    Capital expenditures for the remainder of 2000 are expected to be approximately $15.0 million. During the first quarter of 2001, the Company anticipates additional borrowing utilizing the Credit Facility to fund the Saco River acquisition.

Forward Looking Statements

    Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. A number of factors could cause actual results, performance, achievements of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include but are not limited to, the competitive environment in the wireless and telecommunications industries, changes in economic conditions in general, demographic changes, changes in prevailing interest rates and the availability of and terms of financing to fund the anticipated growth of the Company's business, the ability to attract and retain qualified personnel, the significant indebtedness of the Company, and changes in the Company's acquisition and capital expenditure plans. Investors are cautioned that all forward-looking statements involve risks and uncertainties.

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

    At September 30, 2000, the Company had debt totaling $1.035 billion. The Company has interest rate swap and collar arrangements covering debt with a notional amount of $534 million to effectively change the interest on the underlying debt from a variable rate to a fixed rate for the term of the swap agreements. After giving effect to the interest rate swap and colar arrangements the Company had fixed rate debt of $535 million and variable rate debt of $500 million at September 30, 2000. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. Had the Company not entered into the interest rate swaps, collars and flooridors, and holding other variables constant, such as debt levels, a one percentage point increase in interest rates, net of the effect of derivatives, would have impacted pretax earnings and cash flows for the three and nine months ended September 30, 2000 by $2.5 million and $5.9 million, respectively.

Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

  (a)
  Exhibits

27	Financial Data Schedule

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RURAL CELLULAR CORPORATION (Registrant)
Dated: November 14, 2000	/s/ RICHARD P. EKSTRAND Richard P. Ekstrand President and Chief Executive Officer
Dated: November 14, 2000	/s/ WESLEY E. SCHULTZ Wesley E. Schultz Executive Vice President and Chief Financial Officer (Principal Financial Officer)

QuickLinks

TABLE OF CONTENTS
  Part I. FINANCIAL INFORMATION
  Item 1. FINANCIAL STATEMENTS
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Part II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES