Form 10-K
period 2000-12-31
RURAL CELLULAR CORP
filed 2001-03-26
CIK 869561

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

/X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2000.

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

3905 Dakota Street SW
Alexandria, Minnesota 56308
(320) 762-2000
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, par value $.01 per share
Series A Preferred Share Purchase Rights
(Title of class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /x/ YES    NO

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  / /

          Aggregate value of shares of common stock held by nonaffiliates of the Registrant based upon the closing price on The Nasdaq National Market on March 20, 2001 (only shares held by directors, officers and their affiliates, and holders of more than 5% of Class A or Class B stock are excluded):  $232,156,144

          Number of shares of common stock outstanding as of the close of business on March 20, 2001:

Class A	11,071,292
Class B	781,705

Documents incorporated by reference:

Portions of the definitive Proxy Statement relating to the 2001 Annual Meeting of Shareholders
(“Proxy Statement”) are incorporated by reference into Part III of this report.

PART I

ITEM 1.                BUSINESS

References in this Form 10-K to “Rural Cellular,” “RCC,” “we,” “our,” and “us” refer to Rural Cellular Corporation and its subsidiaries as a combined entity, except where it is clear that those terms mean only the parent company.

Forward-Looking Information

Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although RCC believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. A number of factors could cause actual results, performance, achievements of RCC, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include but are not limited to, the competitive environment in the wireless and telecommunications industries, changes in economic conditions in general, demographic changes, changes in prevailing interest rates and the availability of and terms of financing to fund the anticipated growth of RCC’s business, the ability to attract and retain qualified personnel, the ability to negotiate favorable roaming agreements, the resolution of certain network technology issues, the significant indebtedness of RCC, and changes in RCC’s acquisition and capital expenditure plans.  Investors are cautioned that all forward-looking statements involve risks and uncertainties.

In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and data that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. All subsequent written and oral forward-looking statements attributable to RCC or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. RCC disclaims any obligation to update any such statements or to announce publicly the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Factors that may affect our performance

Our future operating results could fluctuate significantly.

We believe that our future operating results and cash flows will be subject to fluctuations due to many factors, several of which are outside our control. These factors include the following:

•	increased costs we may incur in connection with the build-out of our networks and the further development, expansion and upgrade of our cellular systems and those we have recently acquired and/or may acquire;
•	fluctuations in the demand for our services and equipment and wireless services generally;
•	increased competition, including price competition, which has led to declining average monthly local service revenues per customer for us and our competitors;
•	changes in our regulatory environment;
•	the cost and availability of equipment components; and
•	changes in general economic conditions.

We incurred net losses applicable to common shares of approximately $83.3 million, $11.1 million and $15.7 million in the years ended December 31, 2000, 1999 and 1998, respectively. Losses are likely to be significant for the next several years as we seek to increase our customer bases in new and existing markets. We may not generate profits in the short term or at all. If we fail to achieve profitability, that failure could have a negative effect on the market value of our common stock.

Our stock price has been and may continue to be volatile.

The trading price of our Class A common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to factors such as:

•	actual or anticipated variations in quarterly operating results;
•	changes in financial estimates by securities analysts;
•	conditions or trends in the wireless communications industry;
•	changes in the economic performance and/or market valuation of other wireless communications companies;
•	our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	additions or departures of key personnel; and
•	other events or factors, many of which are beyond our control.

In addition, the stock market in general, and The Nasdaq National Market in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with securities listed on these exchanges and quotation systems. These broad market and industry factors may materially, adversely affect the market price of the Class A common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of listed companies’ securities, securities class-action litigation has often been instituted against these companies. This kind of litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources, which would materially adversely affect our business, financial condition and operating results.

We are highly dependent on our relationships with our roaming partners.  This dependence could adversely affect our operating results and growth strategy if we are unable to maintain our existing relationships or replace them with alternative relationships on equally favorable terms.

Our results of operations are highly dependent on our relationships with our roaming partners. The roaming rates that we receive under our agreements with our roaming partners will decline over the next several years. As a result, if we are unable to lower our operating costs or if roaming call volume does not increase, our operating income may decline.

Our roaming agreements are short to medium term, including some which are terminable with 30 days’ written notice, and may be terminated prior to expiration upon breach of any of the material terms. When these agreements expire or are terminated, we may be unable to renegotiate these roaming agreements or to obtain roaming agreements with other wireless providers, the failure of which could lead to a substantial decline in our revenues and income.

We have a significant amount of debt, which may limit our ability to meet our debt service and dividend obligations, to borrow additional money or to survive a downturn in our business.

We have a significant amount of debt, which may limit our ability to meet our debt service and dividend obligations, to borrow additional money or to survive a downturn in our business. As of December 31, 2000, we had approximately $1.157 billion of consolidated debt, approximately $449.1 million total liquidation preference of preferred stock, and consolidated shareholders’ equity of approximately $79.9 million. Our current levels of debt could have important consequences to you, including the following:

•	we must use a substantial portion of our cash flows from operations to make principal and interest payments on our debt, thereby reducing funds that would otherwise be available to us for working capital, capital expenditures, future business opportunities, the payment of cash dividends on our preferred or common stock and other purposes;
•	we may not be able to obtain additional financing for future acquisitions, working capital, capital expenditures and other purposes on terms favorable to us or at all;
•	borrowings under our bank credit facilities are at variable interest rates, which could cause us to be vulnerable to increases in interest rates;
•	we may have more debt than many of our competitors, which may place us at a competitive disadvantage;
•	we may have limited flexibility to react to changes in our business; and
•	our debt service requirements and the terms of our preferred stock could prevent us from paying cash dividends on our common stock.

We anticipate incurring additional debt in the future to fund expansion and maintenance of our business. If we do so, the related risks we and you now face could intensify.

The restrictive covenants in our existing debt and preferred stock instruments and agreements may limit our ability to operate our business.

The instruments governing our debt, including our credit facility and the certificates of designation governing our preferred stock, impose significant operating and financial restrictions on us. These restrictions significantly limit, among other things, our ability and that of our subsidiaries to:

•	incur additional debt;
•	pay dividends;
•	repay junior debt prior to stated maturities;
•	sell assets;
•	make investments;
•	engage in transactions with shareholders and affiliates;
•	create liens; and
•	engage in some types of mergers or acquisitions.

In addition, our credit facility requires us to maintain specified financial ratios. Substantially all our assets are or will be subject to liens securing our credit facilities. These restrictions could limit our ability to obtain future financings, make needed capital expenditures, withstand a future downturn in our business or the economy in general, or otherwise conduct necessary corporate activities. Our failure to comply with these restrictions could lead to a default under the terms of the relevant debt or a violation of the terms of the preferred stock even though we are able to meet debt service and dividend obligations.

If there were an event of default under our credit facility or other debt, the holders of the affected debt could elect to declare all of that debt to be due and payable which, in turn, could cause all of our other debt to become due and payable. We cannot assure you that we and our subsidiaries would have sufficient funds available to make these payments or that we would be able to obtain sufficient funds from alternative sources to make these payments. Even if we could obtain additional financing, we cannot assure you that the terms would be favorable to us. If the amounts outstanding under our credit facility were accelerated, our lenders could proceed against our assets and the stock and assets of our subsidiaries. As a result, any event of default could have a material adverse effect on our business and financial condition.

We expect to require substantial amounts of capital in the future.  Our ability to generate the capital required to meet our obligations and to maintain and expand our systems depends on many factors beyond our control.  Any failure to raise necessary capital in the future could materially limit our ability to compete.

We have required, and will continue to require, substantial capital to develop, expand and upgrade our wireless systems and those we may acquire. We had capital expenditures of $54.8 million during the year ended December 31, 2000. We have budgeted capital expenditures for fiscal 2001 of approximately $50.0 million. We may also require additional financing for future acquisitions, to refinance our debt at its final maturities, and to meet mandatory redemption provisions on our preferred stock. Our sources of additional capital may include public and private equity and debt financings, including vendor financing. The extent of the additional financing that we may require will depend on the success of our operations. We may not be able to obtain additional financing on terms acceptable to us and within the limitations contained in the instruments governing our debt and our preferred stock, or any future financing arrangements. Moreover, our issuance of additional equity securities may be dilutive to our shareholders. If we cannot raise sufficient funds to meet our planned growth or debt and preferred stock repayment obligations, including upon a change in control, we may delay or abandon some or all of our planned expansion or seek to sell assets to raise additional funds, which could materially limit our ability to compete.

We rely on the use of third-party service marks.  The loss of, or the failure to renew, any license to use these service marks could impair our ability to attract and/or retain customers.

We use various service marks in our business, some of which we own and some of which we license from third parties. If any of our licenses with third parties are not renewed upon expiration, or if we fail to meet the applicable operating or service quality standards or otherwise lose the rights to use any licensed service marks, our ability both to attract new customers and to retain existing customers could be impaired.

We operate in a very competitive business environment, which can adversely affect our business and operations.

The wireless communications industry is highly competitive. Many of our competitors and potential competitors have substantially greater financial, personnel, technical, marketing, and other resources than we do, as well as other competitive advantages. Some competitors may market services we do not offer, such as cable television access or landline local exchange or long distance services. Competition for customers is based principally upon services and features offered, technical quality of wireless systems, strength of distribution channels, customer service, system coverage, capacity, and price.

In each of our cellular markets we compete with one other cellular licensee and, in many of our service areas, with providers of personal communications services. To a lesser extent, we also compete in many of our service areas with dispatch and conventional mobile telephone companies, resellers of wireless services, paging companies, and landline telephone service providers. We expect this competition to increase in the future and we may not be able to compete successfully.

Our business could be materially and adversely affected by our failure to anticipate and react to frequent and significant technological changes.

The telecommunications industry is subject to rapid and significant changes in technology that are evidenced by:

•	the increasing pace of digital upgrades to existing analog wireless systems;
•	evolving industry standards;
•	the availability of new radio frequency spectrum allocations for wireless services;
•	ongoing improvements in the capacity and quality of digital technology;
•	shorter development cycles for new products and enhancements;
•	developments in emerging wireless transmission technologies; and
•	changes in end-user requirements and preferences.

We may be required to select in advance one technology over another. At the time we make our selection, it may be impossible to predict accurately which technology may prove to be the most economic, efficient or capable of attracting customer usage. Consequently, it is possible that we may select a technology that does not achieve widespread commercial success and, as a result, our business, results of operations and financial condition could be materially and adversely affected. Moreover, one or more of the technologies that we currently utilize may become inferior or obsolete at some time in the future.

Our business is subject to extensive government regulation.  The applicable legislation and regulations, and changes to them, could adversely affect our business by increasing our expenses.  We may also be unable to obtain regulatory approvals necessary to operate our business.  Any failure to obtain these approvals could negatively affect our results of operations.

The Federal Communications Commission regulates the licensing, construction, operation, acquisition, and sale of our wireless systems, as well as the number of cellular and other wireless licenses permitted in each of our markets. Changes in legislation and regulations governing wireless activities and wireless carriers or our loss of any license or licensed area could have a material adverse effect on our operations. In addition, some aspects of the Telecommunications Act of 1996 place additional burdens upon us or subject us to increased competition and increase our costs of doing business.

All of our cellular licenses are subject to renewal upon expiration of each license’s initial ten-year term. Grants of cellular renewals are based upon Federal Communications Commission rules establishing a presumption in favor of licensees that have complied with their regulatory obligations during the ten-year license period. However, we cannot assure you that the Federal Communications Commission will grant us any future renewal applications or that our applications will be free from challenge.

Equipment failure and natural disasters may adversely affect our operations.

A major equipment failure or a natural disaster affecting any of our central switching offices, microwave links, or cell sites could have a material adverse effect on our operations. Our inability to operate any portion of our cellular system for an extended time period could result in a loss of customers or impair our ability to attract new customers, which would have a material adverse effect on our business, results of operations, and financial condition.

If wireless handsets pose health and safety risks, we may be subject to new regulations, and demand for our services may decrease.

Media reports have suggested that certain radio frequency emissions from wireless handsets may be linked to various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Concerns over radio frequency emissions may have the effect of discouraging the use of wireless handsets, which would decrease demand for our services. In recent years, the Federal Communication Commission and foreign regulatory agencies have updated the guidelines and methods they use for evaluating radio frequency emissions from radio equipment, including wireless handsets. There also are some safety risks associated with the use of wireless handsets while driving. Concerns over these safety risks and the effect of any legislation that may be adopted in response to these risks could limit our ability to market and sell our wireless service.

Anti takeover provisions could adversely affect the price of our Class A common stock.

Some of the following provisions of our Articles of Incorporation, Amended and Restated Bylaws and Minnesota law could delay or prevent a change of control or a change in management that holders of Class A common stock may consider beneficial:

•	provisions for a classified board of directors;
•	provisions for advance notice for director nominations and shareholder proposals;
•	provisions for supermajority votes to approve mergers or amend specified provisions of the Articles and Bylaws; and
•	statutory limits regarding share acquisitions and business combinations.

We also have adopted a rights plan that could discourage, delay or prevent an acquisition of RCC at a premium price. The rights plan provides for preferred stock purchase rights attached to each share of our common stock which will cause substantial dilution to a person or group acquiring 15% or more of our stock if the acquisition is not approved by our board of directors.

In addition, the documents governing our indebtedness contain limitations on our ability to enter into a change of control transaction. Under these documents, the occurrence of a change of control transaction, in some cases after notice and grace periods, would constitute an event of default permitting acceleration of the indebtedness

We are subject to limitations on our ability to pay cash dividends on and repurchase or otherwise satisfy our obligations under our senior exchangeable preferred stock and junior exchangeable preferred stock. As a result, if we do not satisfy these obligations, we may be in default under our existing debt, and the holders of these series of preferred stock may have the right to elect directors to our board of directors.

Our ability to pay cash dividends and to redeem the senior exchangeable preferred stock and junior exchangeable preferred stock or repurchase the exchange debentures when required is substantially restricted under various covenants contained in documents governing our outstanding preferred stock and our debt. In addition, under Minnesota law, we can pay dividends on or redeem our capital stock, including the senior exchangeable preferred stock and the junior exchangeable preferred stock, only if our board of directors determines that we will be able to pay our debts in the ordinary course of business after paying the dividends or completing the redemption. We cannot predict what the value of our assets or the amount of our liabilities will be in the future. Accordingly, we cannot assure you that we will be able to:

•	pay cash dividends on the senior exchangeable preferred stock or junior exchangeable preferred stock;
•	redeem the senior exchangeable preferred stock or junior exchangeable preferred stock in the event of a change of control or otherwise; or
•	exchange the senior exchangeable preferred stock or the junior exchangeable preferred stock for exchange debentures.

If we fail to comply with the terms of the senior exchangeable preferred stock or the junior exchangeable preferred stock, the holders of these series of stock will each have the right to elect directors to our board. In addition, the failure to comply could constitute an event of default under our existing debt. As a result, the lenders of this debt could accelerate payment of all amounts owing under the debt.

(a)      General Development of Business

We are a cellular operator in the United States, primarily in rural markets, covering a total cellular population of approximately 5.0 million and serving 558,000 cellular customers as of December 31, 2000, on a pro forma basis after giving effect to our January 2001 acquisition of the licenses, operations, and related assets of Saco River Telegraph and Telephone Company (“Saco River”). We currently provide cellular communications services in four regional clusters operating in 12 states. We also own a 70% interest in Wireless Alliance, LLC, which provides personal communications services covering a total population of approximately 708,000 and serving 16,000 customers.

Our markets generally are characterized by concentrations of small businesses, vacation destinations, and, given the distance between population centers, substantial travel time. We operate our wireless systems using a decentralized management approach, which allows us to achieve marketing and distribution benefits, as well as operating efficiencies. This decentralized management approach allows us to develop a local presence in the communities we serve, which enhances our competitive position and allows us to tailor our products and services to meet our customers’ specific needs. In addition, where appropriate, we share our service programs and operating practices among our various markets.

In January 2001, we completed the acquisition of the cellular licenses, operations, and related assets of Saco River. Saco River provides wireless services under the name StarCellular in the Portsmouth, NH cellular service area, which includes 284,000 POPs (“population served”) covering approximately 1,000 square miles. Saco River is operated under the RCC Northeast Region. This is the latest in a series of acquisitions, which have included:

•	Triton Cellular Partners, L.P., covering portions of Alabama, Kansas, Mississippi, Oregon, and Washington, in April 2000;
•	Glacial Lakes Cellular, covering a portion of South Dakota adjacent to our Minnesota markets, in February 1999;
•	Western Maine Cellular, covering a portion of Maine adjacent to our then existing Maine markets, in August 1998;
•	Atlantic Cellular, covering Vermont and portions of Massachusetts, New Hampshire, and New York, in July 1998; and
•	Unity Cellular, covering portions of Maine, in May 1997.

We have invested capital and resources to enhance the quality of our networks, expand our geographic footprint, and broaden our service offerings. As a result of our network investments, customers benefit from a high level of both regional and local hand-held coverage, minimal call blocking and dropped calls, seamless call delivery and hand-off, and the availability of expanded digital services. We offer digital services, including caller identification, short message services, and numeric paging, as well as other ancillary services including voicemail and call waiting. Digital services are available in all of our markets.  As of December 31, 2000, approximately 33% of our cellular wireless customers are using digital handsets whose digital features can be utilized in approximately 90% of our service areas.

The following chart summarizes our existing wireless systems as of December 31, 2000 and the systems covered by the Saco River acquisition:

Regions	Percentage Ownership	Total Population Served (“POPs”)(1)	Voice Customers (2)	Penetration % (2)	Square Miles	Location by State
Cellular Clusters:
Midwest	100%	705,000	89,306	12.7	45,000	MN, SD
Northeast
Maine	100%	595,000	67,701	11.4	24,000	ME
Atlantic	100%	1,110,000	112,027	10.1	21,000	MA, NH, NY, VT
Saco River (3)	100%	284,000	21,704	7.6	1,000	ME, NH
South	100%	1,435,000	113,994	7.9	71,000	AL, KS, MS
Northwest	100%	890,000	153,229	17.2	81,000	OR, WA
Cellular Total		5,019,000	557,961	11.8	243,000

PCS Cluster:
Wireless Alliance	70%	708,000	15,865	2.2	19,000	MN, ND, SD, WI
Total		5,727,000	573,826	10.0	262,000

(1) 1990 U.S. census figures, updated for the July 1, 1997 estimates of the U.S. Census Bureau.
(2) Customer numbers exclude paging and long distance customers.
(3) The acquisition of Saco River was effective on January 1, 2001.

(b)      Financial Information about Segments

The company’s business consists of one segment, the operations of wireless communication systems in the United States.

(c)      Description of Business/Service Areas

Marketing of Products and Services

We have developed our marketing strategy on a market-by-market basis and offer service plan options to our customers tailored to address their specific needs and to encourage cellular usage. Most service plans have a fixed monthly access fee, which includes a specified number of minutes, and incremental fees for enhanced services. As a result of our focus on innovative marketing strategies as well as the upgrade of our networks to digital capability, we are able to offer our customers a wide array of enhanced services on an individual or bundled basis. We believe these services stimulate demand for wireless usage and increase customer loyalty. These services include the following:

•	Caller ID — Allows a customer to see the phone number and name of the calling party before answering the call or after not answering a call.
•	Short Message Service — Allows a customer to receive text messages or content messages.
•	Numeric Paging — Allows calling parties to leave a phone number rather than a voice message.
•	Visual Message Notification—Allows a customer to know that a text or voice message has been received by displaying an icon on the customer’s phone.
•	Group Ring — Allows a customer to have multiple phones ring simultaneously when a single cellular phone number is called.
•	Add-A-Line—Allows an additional phone to be included on a single account for a flat fee, permitting a customer to share the service plan minutes.
•	Voicemail — Allows a customer to receive and retrieve voicemail.
•	Regional Personal Toll-Free Number — Provides a customer with a regional personal toll-free number, which encourages customers to distribute their cellular numbers and keep their telephones turned on to accept incoming calls.
•	Nationwide Calling Option — Allows a customer to pay a flat fee for all long distance calls made from our service areas.
•	Phone Service — Allows customers the option to rent handsets for a nominal monthly charge. This service reduces customers’ concerns regarding equipment obsolescence and enables us to better compete with our competitors’ free telephone offers.
•	Paging Services — Marketed both through our own system, covering northern Minnesota and eastern North Dakota, and as a reseller of paging services covering most of our other service areas. We market our paging services as part of our bundled service offerings.
•	Voice Activated Dialing — Marketed to provide unique speech recognition services to wireless customers. These services, which include voice activated dialing, require no extra equipment for the customer to buy or install and overlays on their existing wireless service as a voice alternative to touchtone.

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

Roaming is an integral component of our service offerings to our customers and allows us to generate incremental revenue from our cellular properties. We currently have roaming agreements with AT&T Wireless, Verizon Communications, Voicestream Wireless Corporation, and others. AT&T and Verizon contribute approximately 50% and 20%, respectively, of our total outcollect roaming minutes of use (“MOUs”). We have structured our roaming agreements to enable us to provide expanded network access to our customers both regionally and nationally and provide roaming rates based upon factors such as network coverage, feature functionality, and number of customers. By establishing these relationships we are able to provide expanded services to our customers that address their lifestyle patterns. For the periods ended December 31, 2000, 1999 and 1998, roaming revenues accounted for 27.7%, 24.5% and 17.4% of our total revenues, respectively.

We also have agreements with the North American Cellular Network, which is the largest wireless telephone network system in the world, linking cellular operators throughout the United States and Canada and enabling customers to use their cellular phones to place and receive calls in these areas as easily as they do in their home areas. Through North American Cellular Network, customers are able to receive calls automatically without the use of complicated roaming codes as they roam in more than 5,000 cities and towns in the United States and Canada. In addition, North American Cellular Network enables special services such as call forwarding and call waiting to automatically follow customers as they travel.

Service Marks

We believe we obtain marketing benefits from name recognition associated with our widely used service marks, both with existing customers traveling outside of our service areas and with potential new customers moving into our service areas. The following is a summary of brand names used to market our services in our different regions.

Region	Wireless Voice	Paging	Long Distance
Northeast
Maine	UNICEL®	UNICEL Paging Service®	N/A
Atlantic	CELLULARONE®	PAGING by CELLULARONE®	LONG DISTANCE by CELLULARONE®
Saco River	StarCellular®	N/A	SimplyOne®
Midwest	CELLULAR 2000®, UNICEL®	KEYPAGE®	N/A
Northwest	CELLULARONE®	N/A	N/A
South	CELLULARONE®	N/A	N/A

The CELLULAR 2000® name and related marks are owned by Cellular 2000, Inc., of which we currently own a 50% interest. The only business of Cellular 2000, Inc. is the licensing of its service mark to its shareholders. We do not pay any license fees for the use of the CELLULAR 2000® mark.

The UNICEL®, StarCellular® and SimplyOne® marks are owned by Rural Cellular Corporation.

The CELLULARONE® mark is owned by the Cellular One Group, and we use the CELLULARONE® service mark pursuant to licensing agreements with the Cellular One Group.

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

We have a Company-wide distribution plan that establishes high standards and distribution guidelines for our territory managers. The territory managers make distribution decisions based upon specific distribution plans and analyses that are specific to their markets. We utilize the following distribution channels:

•	direct sales through:

	•	retail stores that we operate and staff with our employees. These stores are primarily located in our more densely populated markets. As of December 31, 2000, we had 80 of these stores. Our retail stores provide an established Company presence and promote retail customer sales and service; and

	•	account executives who are our employees and focus on business and major account sales and service; and

•	indirect sales through independent sales agents. Our independent sales agents are established businesses in their communities and may include retail electronics stores, farm implement dealers, automobile dealers, automobile parts suppliers, college and university bookstores, video and music stores, and local telephone companies. Most of the agents sell our service in conjunction with their principal business. We provide cellular, digital, and paging equipment to the agents for sale or rent to customers, and the agents market our services utilizing a cooperative advertising program.

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

Customer Service

Our service centers are located in Alexandria, Minnesota; Colchester, Vermont; Bangor, Maine; Enterprise, Alabama; Bend, Oregon; and Walla Walla, Washington. Our customer service centers can be accessed 24 hours a day, 365 days a year, and are capable of handling both routine and complex technical questions. The customer service centers are also responsible for processing new service orders and service changes for existing customers and maintaining customer records.

Network Operations

Cellular

We develop and build our cellular service areas in response to customer demand by adding channels to existing cell sites and by building new cell sites to increase coverage and capacity. Where appropriate, we also upgrade acquired properties to enable us to provide similar quality service over our entire network. We expect to continue our cellular system expansion where necessary to add and retain customers, enhance customer usage on our systems, and increase roaming traffic. We also enhance our systems through scalable network equipment, cell site splitting, cell site sectorization, and digital upgrades of our systems. In addition to the customer quality aspects, these enhancements generally provide improved network system performance and efficiency of operations.

Including Saco River, our cellular network consisted of 592 cell sites as of December 31, 2000. We will continue to develop our cellular service area by building new cell sites in locations that increase capacity and improve coverage. In 2000 we added 272 sites through the acquisition of Triton Cellular while adding an additional 33 sites through lease or construction. We plan to lease and purchase additional cell sites during 2001. The additional cell sites will further expand capacity and will allow customers to use lower-powered or hand-held portable telephones throughout our service areas and network.

We have chosen time division multiple access as the primary digital standard for our cellular system enhancements. Time division multiple access (“TDMA”) is the digital standard adopted and certified by the Cellular Telecommunications Industry Association and is a digital technology deployed by AT&T. With TDMA technology our customers’ phones have digital compatibility with other cellular systems using TDMA service, like AT&T, which further enhances our customers’ ability to roam.  Further, the built-in intelligence of digital handsets allows RCC to better control the cost we incur from our customers roaming on other carriers’ networks.

Our Saco River service area utilizes Code Divisional Multiple Access (“CDMA”).  Several alternatives are being explored regarding the integration of Saco River’s digital network with our TDMA based service areas in Maine.

At December 31, 2000 our consolidated wireless voice network (including the Saco River regions), has 14,425 channels available for customer use, of which 6,027 are digitally capable.

Wireless Alliance

At December 31, 2000, Wireless Alliance had 62 cell sites. Wireless Alliance has a global system for mobile technology-based personal communications services network (“GSM”). Wireless Alliance utilizes Voicestream Wireless Corporation’s switch to switch personal communication services calls and Verizon Communication’s networks to transport its resale of cellular airtime within these markets.

          Paging

As of December 31, 2000, our paging network consisted of 54 paging transmitters located throughout northern Minnesota and eastern North Dakota. The paging transmitters are connected to and controlled by a paging terminal that is connected to the public telephone network. The paging transmitters use a transmit-only radio frequency licensed for a given coverage contour around the paging transmitter that allows messages to be broadcast to the paging customer. Through our wholly owned subsidiary, RCC Paging, Inc., we hold licenses granted by the Federal Communications Commission for paging and radiotelephone service on the radio common carrier frequency of 158.100 megahertz.

          Licenses Not Built Out

Currently we own, but have not yet developed operating plans for, several additional wireless licensed properties. These wireless licenses include both local multi-point distribution system and personal communications services spectrum.

•	Our local multi-point distribution system licensed properties cover approximately 2.6 million POPs and either overlap or are adjacent to our cellular systems. We currently plan to use a portion of the local multi-point distribution system licenses for testing new products, services and systems. We will then conduct market research on these products and services to determine whether to introduce them in our existing markets.
•	In 1999 we acquired a personal communications services basic trading area license for a market adjacent to our Midwest region that covers 277,000 POPs. As part of the acquisition of Triton Cellular in 2000, we acquired four additional basic trading area (“BTA”) licenses which primarily overlap in the Northwest region and cover 482,000 POPs. We are developing a strategy that will determine how best to use this undeveloped spectrum.
•	As part of the January 2001 acquisition of Saco River, we acquired PCS licenses for two additional BTAs covering 1.1 million POPs in Portland, ME and Manchester, NH.

Suppliers and Equipment Partners

We do not manufacture any customer or network equipment. The high degree of compatibility among different manufacturers’ models of handsets and network facilities equipment allows us to design, supply, and operate our systems without being dependent upon a single source of equipment. We currently purchase handsets primarily from Motorola, Inc., Ericsson, Inc. and Nokia Telecommunications, Inc. We currently purchase network equipment from Northern Telecom, Inc., Lucent Technologies Inc., Harris, Inc., Nokia Telecommunications, Inc., Alcatel, Erickson, Inc. and Motorola, Inc.

Information regarding RCC’s service areas is set forth in the following table.

Built Out Voice License Summary

	% Ownership	POPs	License	Spectrum	Date of Acquisition
Cellular
Midwest:
Minnesota RSA 1	100%	50,000	Cellular - B side	25 MHTZ	04/01/91
Minnesota RSA 2	100%	64,000	Cellular - B side	25 MHTZ	04/01/91
Minnesota RSA 3	100%	59,000	Cellular - B side	25 MHTZ	04/01/91
Minnesota RSA 5	100%	206,000	Cellular - B side	25 MHTZ	04/01/91
Minnesota RSA 6	100%	257,000	Cellular - B side	25 MHTZ	04/01/91
South Dakota RSA 4	100%	69,000	Cellular - B side	25 MHTZ	02/01/99
Total Midwest		705,000

Northeast:
Maine, Bangor MSA	100%	143,000	Cellular - B side	25 MHTZ	05/01/97
Maine, RSA 1	100%	83,000	Cellular - B side	25 MHTZ	07/31/98
Maine, RSA 2	100%	148,000	Cellular - B side	25 MHTZ	05/01/97
Maine, RSA 3	100%	221,000	Cellular - B side	25 MHTZ	05/01/97
Massachusetts RSA 1	100%	71,000	Cellular - A side	25 MHTZ	07/01/98
New Hampshire, Portsmouth MSA	100%	284,000	Cellular - B side	25 MHTZ	01/01/01
New Hampshire RSA 1	100%	223,000	Cellular - A side	25 MHTZ	07/01/98
New York RSA 2	100%	226,000	Cellular - A side	25 MHTZ	07/01/98
Vermont, Burlington MSA	100%	148,000	Cellular - A side	25 MHTZ	07/01/98
Vermont RSA 1	100%	210,000	Cellular - A side	25 MHTZ	07/01/98
Vermont RSA 2	100%	232,000	Cellular - A side	25 MHTZ	07/01/98
Total Northeast		1,989,000
South:
Alabama RSA 3	100%	137,000	Cellular - A side	25 MHTZ	04/01/00
Alabama RSA 4	100%	142,000	Cellular - A side	25 MHTZ	04/01/00
Alabama RSA 5	100%	214,000	Cellular - A side	25 MHTZ	04/01/00
Alabama RSA 7	100%	169,000	Cellular - A side	25 MHTZ	04/01/00
Kansas RSA 1	100%	27,000	Cellular - A side	25 MHTZ	04/01/00
Kansas RSA 2	100%	30,000	Cellular - A side	25 MHTZ	04/01/00
Kansas RSA 6	100%	19,000	Cellular - A side	25 MHTZ	04/01/00
Kansas RSA 7	100%	79,000	Cellular - A side	25 MHTZ	04/01/00
Kansas RSA 11	100%	86,000	Cellular - A side	25 MHTZ	04/01/00
Kansas RSA 12	100%	44,000	Cellular - A side	25 MHTZ	04/01/00
Kansas RSA 13	100%	29,000	Cellular - A side	25 MHTZ	04/01/00
Mississippi RSA 1	100%	173,000	Cellular - A side	25 MHTZ	04/01/00
Mississippi RSA 3	100%	158,000	Cellular - A side	25 MHTZ	04/01/00
Mississippi RSA 4	100%	128,000	Cellular - A side	25 MHTZ	04/01/00
Total South		1,435,000
Northwest:
Oregon RSA 3	100%	151,000	Cellular - A side	25 MHTZ	04/01/00
Oregon RSA 4	100%	228,000	Cellular - A side	25 MHTZ	04/01/00
Oregon RSA 6	100%	200,000	Cellular - A side	25 MHTZ	04/01/00
Washington RSA 2	100%	132,000	Cellular - A side	25 MHTZ	04/01/00
Washington RSA 3	100%	58,000	Cellular - A side	25 MHTZ	04/01/00
Washington RSA 8	100%	121,000	Cellular - A side	25 MHTZ	04/01/00
Total Northwest		890,000
Total Cellular		5,019,000
Wireless Alliance (PCS)
Duluth, Minnesota/Superior, Wisconsin BTA 119:	70%	270,000	PCS – B Block	20 MHTZ	04/10/97
Cook, Lake, St. Louis and Carlton (portion) Counties in Minnesota and Douglas County in Wisconsin
Fargo, North Dakota/Moorhead, Minnesota BTA 166:	70%	175,000	PCS – B Block	20 MHTZ	04/10/97
Cass and Trail Counties in North Dakota and Clay County in Minnesota
Grand Forks, North Dakota BTA 166:	70%	102,000	PCS – B Block	20 MHTZ	04/10/97
Grand Forks County in North Dakota and Polk County in Minnesota
Sioux Falls, South Dakota BTA 422:	70%	161,000	PCS – B Block	20 MHTZ	11/06/97
Minnehaha and Lincoln Counties in South Dakota
Total PCS		708,000
Total		5,727,000

Unbuilt Voice License Summary

	% Ownership	Pops	License	Spectrum	Date of Acquisition
Midwest
St. Cloud, MN BTA 391	100%	281,000	PCS – C Block	30 MHTZ	07/01/99
Northeast
Manchester & Nashua, NH – BTA 274	100%	583,000	PCS – F Block	10 MHTZ	01/01/01
Portland, Maine BTA 357	100%	497,000	PCS – F Block	10 MHTZ	01/01/01
Northwest
Bend, OR BTA 038	100%	144,000	PCS – D Block	10 MHTZ	04/01/00
Klamath Falls, OR BTA 231	100%	83,000	PCS – D Block	10 MHTZ	04/01/00
Roseberg, OR BTA 385	100%	103,000	PCS – D Block	10 MHTZ	04/01/00
Medford, OR BTA 288	100%	264,000	PCS – D Block	10 MHTZ	04/01/00
		1,955,000
		7,682,000

Local Multipoint Distribution Service (“LMDS”) License Summary

Market	% Ownership	Call Sign	Spectrum	Date of Acquisition
Brainerd, MN, BTA 054-A	100%	WPOK 264	27.5 GHTZ	08/09/99
Burlington, VT BTA 063-A	100%	WPOK 265	27.5 GHTZ	08/09/99
Duluth, MN BTA 119-A	100%	WPOK 266	27.5 GHTZ	08/09/99
Eau Claire, WI BTA 123-A	100%	WPOK 267	27.5 GHTZ	08/09/99
Fergus Falls, MN BTA 142-B	100%	WPOK 274	31.3 GHTZ	08/09/99
Glens Falls, NY BTA 164-A	100%	WPOK 268	27.5 GHTZ	08/09/99
Keene, NH BTA 227-A	100%	WPOK 269	27.5 GHTZ	08/09/99
La Crosse,WI-Winona, MN BTA 234-A	100%	WPOK 270	27.5 GHTZ	08/09/99
Lebanon-Claremont, NH BTA 249-A	100%	WPOK 271	27.5 GHTZ	08/09/99
Mankato-Fairmont, MN BTA 277-B	100%	WPOK 275	31.3 GHTZ	08/09/99
Plattsburgh, NY BTA 352-A	100%	WPOK 272	27.5 GHTZ	08/09/99
Rochester-Austin-Albert Lea, MN BTA 378-B	100%	WPOK 276	31.3 GHTZ	08/09/99
Rutland-Bennington, VT BTA 388-A	100%	WPOK 273	27.5 GHTZ	08/09/99

Source:  Updated for July 1, 1997 estimates, 1990 U. S. Census Bureau Official Statistics.

Competition

We compete primarily against one other cellular carrier in each of our markets and also compete with a number of personal communications services providers and enhanced specialized mobile radio service providers. We compete for customers based on wireless system coverage and quality, service value equation (minutes and features over price), local market presence, digital voice and features, customer service, distribution strength, and name brand recognition. Some competitors also market other services, such as long distance, landline local exchange, and Internet access service, with their wireless telecommunication service offerings. Many of our competitors have been operating for a number of years, currently serve a substantial customer base, and have significantly greater financial, personnel, technical, marketing, sales, and distribution resources than we do.

The following table highlights our competitors on a market-by-market basis:

Region	Cellular Competition	PCS / ESMR Competition
Cellular
Midwest:
Minnesota RSA 1 and 2	Western Wireless Corporation	Cellular Mobile Systems of St. Cloud ("CMS")
Minnesota RSA 3, 5 and 6	American Cellular Corporation	WirelessNorth, L.L.C., CMS
South Dakota RSA 4	Western Wireless Corporation	Sprint PCS
Northeast:
Maine, Bangor MSA, RSA 1, 2 3	United States Cellular Corporation	N/A
Portsmith, NH MSA	Verizon Communications, AT&T Wireless	Sprint PCS, Nextel Communications, Inc.
Massachusetts RSA 1	Cingular Wireless	N/A
New Hampshire RSA 1	United States Cellular Corporation	N/A
New York RSA 2	Verizon Communications	N/A
Vermont, Burlington MSA, RSA 1	Verizon Communications	N/A
Vermont, RSA 2	Verizon Communications, United States Cellular Corporation	N/A
South:
Alabama RSA 3	Cingular Wireless	VoiceStream Wireless Corporation
Alabama RSA 4	ALLTEL Corporation	VoiceStream Wireless Corporation, Pine Belt Wireless
Alabama RSA 5	ALLTEL Corporation, Cingular Wireless, Public Service Telephone	VoiceStream Wireless Corporation, Nextel Communications, Inc.
Alabama RSA 7	ALLTEL Corporation	VoiceStream Wireless Corporation, Sprint PCS Group
Kansas RSA 1, 2, 6, 7, 12 and 13	ALLTEL Corporation	Westlink Communications (1,2,6,7,12)
Kansas RSA 11	ALLTEL Corporation	PanHandle Telecommunications Systems, Inc.
Mississippi RSA 1 and 4	Cingular Wireless, Cellular Telepak, Inc.	VoiceStream Wireless Corporation, Telecorp PCS, Inc.
Mississippi RSA 3	Cellular Telepak, Inc	VoiceStream Wireless Corporation, Telecorp PCS, Inc.
Northwest:
Oregon RSA 3	United States Cellular Corporation	N/A
Oregon RSA 4	Verizon Communications	VoiceStream Wireless Corporation, Sprint PCS, Qwest, Nextel Communications, Inc.
Oregon RSA 6	United States Cellular Corporation	Sprint PCS, Nextel Communications, Inc.
Washington RSA 2 and 3	Verizon Communications	N/A
Washington RSA 8	Inland Cellular	N/A

PCS
Wireless Alliance:
Duluth, Minnesota / Superior, Wisconsin	Verizon Communications	WirelessNorth, L.L.C., Sprint PCS, Nextel Communications, Inc.
Fargo, North Dakota / Moorhead, Minnesota; Grand Forks, North Dakota	Western Wireless Corporation	WirelessNorth, L.L.C., Sprint PCS
Sioux Falls, South Dakota	Western Wireless Corporation, Verizon Communications.	Sprint PCS, Nextel Communications, Inc

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

We also compete to a lesser extent with resellers, landline telephone service providers, fixed wireless services, and satellite-based telecommunications systems. The Federal Communications Commission requires all cellular and personal communications services licensees to provide service to "resellers." A reseller provides wireless services to customers but does not hold a Federal Communications Commission license and might not own facilities. Instead, the reseller buys blocks of wireless telephone numbers and capacity from a licensed carrier and resells service through its own distribution network to the public. Thus, a reseller is both a customer of a wireless licensee’s service and also a competitor of that licensee. Several small resellers currently operate in competition with our systems.

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

Federal Regulation

We must comply with the applicable requirements of the Communications Act of 1934, which was amended by the Telecommunications Act of 1996. The 1996 Act effected plenary changes in regulation at both the federal and state levels that affect virtually every segment of the telecommunications industry. The stated purpose of the 1996 Act is to promote competition in all areas of telecommunications and to reduce unnecessary regulation to the greatest extent possible.

The 1996 Act greatly expands the Federal Communications Commission’s interconnection requirements for incumbent local exchange carriers by requiring them to:

•         provide physical co-location;

•         unbundle and provide access to components of their local service networks to other providers of local service; and

•         establish “wholesale” rates for the services they offer at retail.

The 1996 Act also requires all local exchange carriers to:

•         establish number portability;

•         establish dialing parity; and

•         provide nondiscriminatory access to telephone poles, ducts, conduits, and rights-of-way.

In addition, the 1996 Act requires local exchange carriers to compensate telecommunications carriers for traffic originated by the local exchange carriers and terminated on the other carriers’ networks. The 1996 Act requires all telecommunications carriers, including RCC, to provide interconnection upon reasonable request.

Local exchange carriers are required to negotiate in good faith with carriers requesting any of the above arrangements. If a requesting carrier and the local exchange carrier cannot reach an agreement within the prescribed time, either carrier may request binding arbitration by the appropriate state commission. Where an agreement cannot be reached, carriers remain subject to the interconnection obligations established by the Federal Communications Commission and state telecommunications regulatory commissions.

The Federal Communications Commission is charged with establishing national guidelines to implement the 1996 Act. The Federal Communications Commission issued its interconnection orders on August 8, 1996, which established detailed rules regarding rates, terms, and conditions for interconnection between telecommunications carriers and local exchange carriers and regarding the implementation of dialing parity. The interconnection orders were appealed to the U.S. Court of Appeals for the Eighth Circuit. On July 18, 1997, the Eighth Circuit issued a decision vacating many of the interconnection pricing rules and the "most favored nation" rule as well as other interconnection rules on jurisdictional grounds. The Eighth Circuit affirmed some rules as they pertain to commercial mobile radio service providers. Several parties appealed the Eighth Circuit decision to the United States Supreme Court. In January 1999 the Supreme Court reversed the Eighth Circuit’s decision and reinstated the Commission’s pricing rules. The Supreme Court is currently considering challenges to the Eighth Circuit’s most recent decision regarding the Federal Communications Commission’s pricing rules.  In addition, in July 2000, the Federal Communication’s Commission adopted an order denying requests for mandatory interconnection between resellers’ switches and commercial mobile radio providers’ networks and declining to impose general interconnection obligations between such networks.  Negotiated interconnection agreements are subject to state approval and various rules of the Federal Communications Commission, some of which are subject to pending regulatory proceedings or court review.  The states’ regulatory commissions must consider applications for approval in a manner consistent with the terms of the Communications Act of 1934, as amended.  The Federal Communications Commission’s rules as well as the state arbitration proceedings will directly impact the nature and cost of the facilities necessary for interconnection of our wireless systems with local, national and international telecommunications networks.  The agreements will determine the nature and amount of revenues we can receive for terminating calls originating on the networks of local exchange and other telecommunications carriers.

Since some of the 1996 Act’s interconnection requirements apply to all providers of telecommunications services, including us, it may provide us with the ability to reduce our own access costs by interconnecting directly with non-incumbent local exchange carriers, but may also cause us to incur additional administrative and regulatory expenses in replying to interconnection requests.

The Federal Communications Commission also regulates the construction, operation, and acquisition of commercial mobile radio service systems in the United States. Cellular and personal communications services operate under licenses granted by the Federal Communications Commission within a specified market area. Paging licenses historically were granted for generally smaller areas, based upon the area served by a particular facility. The Federal Communications Commission has adopted rules pursuant to which paging systems will be licensed on a market-wide basis in the future. An auction of certain paging spectrum has been scheduled to commence on June 26, 2001.  There is an application freeze in place with respect to paging services pending the implementation of the market area licensing scheme.  The current application freeze and proposed transition to a market area based licensing scheme for paging services may hinder our ability to modify existing facilities and secure authorization for additional facilities. The licenses are generally transferable, subject to specified limitations prescribed by the Federal Communications Commission.

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

Our licenses for personal communications services are subject to forfeiture to the Federal Communications Commission, as are all similar licenses held by other companies, if the construction requirements stated in the Federal Communications Commissions rules are not satisfied in a timely manner.  We do not anticipate any circumstances that would jeopardize our ability to meet the Federal Communications Commissions construction requirements and, in so doing, avoid a forfeiture of the licenses to which those requirements apply.

The Communications Act and Federal Communications Commission rules require the Federal Communications Commission’s prior approval of the assignment or transfer of control of commercial mobile radio service licenses where there would be a substantial change in the ownership or control of the licenses. Any acquisition by us of an interest in any commercial mobile radio service license may also require the prior approval of state or local regulatory authorities having jurisdiction over the commercial mobile radio service industry.

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

Commercial mobile radio service systems are subject to Federal Aviation Administration regulations respecting the location, marking, lighting, and construction of transmitter towers and antennas and may be subject to regulation under the National Environmental Policy Act and the environmental regulations of the Federal Communications Commission. The Federal Communications Commission has also adopted guidelines and methods for evaluating radio frequency emissions from radio equipment.  We believe that all wireless devices we currently provide to our customers comply with these standards.

The 1996 Act mandates that telecommunications carriers contribute to the federal Universal Service Fund, the purpose of which is to ensure that basic telephone services are available and affordable for all citizens. The Universal Service Fund is intended to promote access to communications services in high cost areas and for low income persons, schools, libraries, and rural health care providers. We also are required to contribute to state universal service funds. The federal Universal Service Fund is administered jointly by the Federal Communications Commission, the fund administrator, and state regulatory authorities, many of which are still in the process of establishing their administrative rules.  Because we are permitted to collect the required contribution amounts from our customers, we expect that our obligation to contribute to the Universal Service Fund will have a minimal financial impact on us.

We also are required to contribute annually to the Telecommunications Relay Service Fund and the North American Numbering Plan Administration Fund, Local Number Portability and to remit regulatory fees to the Federal Communications Commission with respect to our operations. We do not expect that these contribution obligations will have a material financial impact on us.

Cellular and broadband commercial mobile radio service providers also must comply with the Federal Communications Commission’s rules regarding emergency 911 service. In 1997, the Federal Communications Commission released revised timetables and provisions for emergency 911 service availability provided by cellular, personal communications services, and other mobile service providers, including enhanced 911 services that provide the caller’s telephone number, location, and other useful information. Phase I of implementation required that by April 1998, the metropolitan markets must be able to provide automatic number identification and cell site information for 911 calls to the 911 dispatch points, called Public Safety Answering Points. This mandate was effective June 1, 1998 for carriers in rural markets that have received a request for Phase I service from a Public Safety Answering Point. Phase II enhanced 911 service requirements require broadband personal communications services providers and other commercial mobile radio service providers to provide to designated Public Safety Answering Points the location of all 911 calls by longitude and latitude in conformance with accuracy standards set out in the Federal Communications Commissions rules.  To comply, licensees may elect either network-based location technologies or mobile radio handset-based location technologies and thereafter meet, according to a phased-in schedule, the Phase II enhanced 911 service standards stated in the Federal Communications Commissions rules.  On October 26, 1999, the Wireless Communications and Public Safety Act was signed into law by former President Clinton. This new law enhances public safety by making 911 the universal emergency assistance number, promoting wireless communications, clarifying and enhancing the liability protections offered to wireless carriers for both emergency and non-emergency service, and supporting the location of wireless consumers in distress. In November 1999 the Federal Communications Commission determined that a cost recovery mechanism no longer has to be in place before a carrier is obligated to provide enhanced 911 service. The implementation of enhanced 911 obligations may have a financial impact on us. We are not yet able to predict the extent of that impact.

Cellular and broadband personal communications services providers are now required to provide number portability, which enables customers to change providers and services without changing their telephone number. Based upon financial and technological considerations and the current level of competition in the marketplace, several parties have requested that the Federal Communications Commission forbear from requiring broadband commercial mobile radio service carriers to implement service provider number portability until personal communications services carriers have completed their five-year buildout requirements. By November 24, 2002, commercial mobile radio service providers must be able to offer number portability without impairment of quality, reliability, or convenience when switching service providers, including the ability to support roaming throughout their networks. The Federal Communications Commission has solicited further comment on the appropriate cost recovery methods regarding long-term number portability. To date, the Federal Communications Commission has not generally extended this deadline. Although the failure to comply with this obligation could result in a fine or revocation of our licenses, we are not yet able to predict whether we will be able to comply with the number portability requirements prior to the existing deadline.

Personal communications services licensees must comply with microwave relocation rules. For a period of up to ten years after the grant of a personal communications services license (subject to extension), a personal communications services licensee will be required to share spectrum with existing licensees that operate specified fixed microwave systems which exist within the personal communications services licensee’s markets. To secure a sufficient amount of unencumbered spectrum to offer our personal communications services efficiently, we may need to negotiate agreements to relocate many of these existing licensees. In places where relocation is necessary to permit offering of our personal communications services, any delay in the relocation of these licensees may adversely affect our ability to commence timely commercial operation of our personal communications services. In an effort to balance the competing interests of existing microwave users and newly authorized personal communications services licensees, the Federal Communications Commission has adopted a transition plan to relocate these microwave operators to other spectrum blocks and a cost sharing plan so that if the relocation of an incumbent benefits more than one personal communications services licensee, the benefiting personal communications services licensees will share the costs of the relocation. In the case of A and B Block personal communications services license holders, this transition plan allows most microwave users to operate in the personal communications services spectrum for a two-year voluntary negotiation period and an additional one-year mandatory negotiation period. For public safety entities dedicating a majority of their system communications for police, fire or emergency medical services operations, the voluntary negotiation period is three years, with a two-year mandatory negotiation period. Parties unable to reach agreement within these time periods may refer the matter to the Federal Communications Commission for resolution, but the existing microwave user is permitted to continue its operations until final Federal Communications Commission resolution of the matter. The transition and cost sharing plans expire on April 4, 2005 for A and B Block licenses, at which time remaining incumbents in the personal communications services spectrum will be responsible for their costs to relocate to alternate spectrum locations. The Federal Communications Commission has shortened the voluntary negotiation period to one year (for non-public safety entities) for all Blocks other than A and B. We believe that we are in compliance with applicable spectrum relocation requirements enacted by the Federal Communications Commission.

Telecommunications carriers also are subject to the Communications Assistance for Law Enforcement Act, also known as the Wiretap Act, which is under the purview of the Department of Justice. The Wiretap Act requires carriers to have a specific number of open ports available for law enforcement personnel with the appropriate legal authority to perform wiretaps on each carrier’s network. Full implementation of the Wiretap Act’s assistance capability requirements was required by June 30, 2000.  However, because it found that there is a lack of equipment available to meet these requirements, the Federal Communications Commission accepted petitions for a two-year extension of this deadline on a carrier-by-carrier basis.  RCC has submitted such a petition. Additional, more recently adopted requirements must be met by September 30, 2001. If we are not able to comply with the Wiretap Act prior to the deadline, we could be fined up to $10,000 per day. We are not yet able to predict whether we will be able to comply with the Wiretap Act requirements prior to the existing deadline.

For most of our facilities, we use lead-acid batteries as back-up power sources. As a result, we are subject to annual reporting requirements under the Community Right-To-Know Act. In addition, we may be subject to other environmental controls or liabilities due to failure to comply with reporting requirements or emissions or contamination regulations in connection with facilities we own or operate or have previously owned or operated. Although we are not aware of any material liabilities of this type, we cannot assure you that none will arise in the future.

The Federal Communications Commission adopted on January 19, 2001 a Notice of Proposed Rule Making that initiates a review of its spectrum aggregation limits and its cellular cross-interest rule.  The cellular cross-interest rule limits the ability of an entity to have ownership interests in both cellular carriers in overlapping cellular geographic service areas.  In the proceeding, the Federal Communications Commission will consider whether such rules should be eliminated, modified or retained, based upon the public interest standard set forth under the Communications Act.

The Federal Communications Commissions rules currently require licensees in broadband personal communications services, cellular and most specialized mobile radio services to provide a manual roaming service upon reasonable request by any customer to any of these services whose handset is capable of accessing their systems.  A proceeding has been initiated by the Federal Communications Commission to consider whether the manual roaming service obligation should cease as of some date and be replaced with a requirement that subject carriers provide an automatic roaming on a non–discriminatory basis.  With automatic roaming, a customers call can be processed and completed without interruption, whereas with manual roaming the serving carrier will not complete a call unless the customer provides call billing information.  Automatic roaming currently is available only where the serving carrier has a roaming agreement with the customers’ home carrier.

The Federal Communications Commission has opened a proceeding to consider actions it could take to remove unnecessary regulatory barriers to the development of more robust secondary markets in radio spectrum usage rights.  The proceeding includes an examination of how leasing of spectrum usage rights by wireless licensees could be accomplished in a manner which promotes the efficient utilization of spectrum.  The Federal Communications Commission indicated that it will review impediments to leasing of spectrum which are related to current policies based upon its past interpretation of transfer of control issues.

The Federal Communications Commission adopted on December 29, 2000 a Notice of Proposed Rule Making to explore the possible use of frequency bands below 3 gigahertz to support the introduction of new advanced wireless services, including third generation as well as future generations of wireless systems.  In the proceeding the Federal Communications Commission identified spectrum in five frequency bands below 3 gigahertz that are not currently used for cellular, broadband personal communications services or specialized mobile radio services but which could be made available for advanced wireless services.

Limitation on Foreign Ownership

Ownership of our capital stock by non-U.S. citizens is subject to limitations under the Communications Act and Federal Communications Commission regulations.

State and Local Regulation

We are also subject to regulation by state and local governments. The extent of this regulation varies from state to state. The Communications Act preempts state and local regulation of the entry of or the rates charged by any commercial mobile radio service provider, subject to the ability of a state to petition the Federal Communications Commission for authority to regulate rates due to local market conditions. The states in which we operate our systems do not currently regulate the rates for any commercial mobile radio service, but could petition the Federal Communications Commission for authority in the future. The siting and construction of commercial mobile radio service transmitter towers, antennas and equipment shelters are often subject to state or local zoning, land use, and other regulation.

We are subject to state and local environmental legislation and regulations, including land use and related permitting legislation and regulation. We believe that we are currently complying with these laws and regulations, but we cannot assure you that we may not violate them in the future.

Employees and Sales Agents

As of March 1, 2001, we had 1,162 employees, including 495 in sales and marketing, 308 in customer service, 195 in network and systems operations, 101 in administration and 63 in finance and accounting. Thirty of our employees were part-time. None of our employees is represented by a labor organization, and we believe we have excellent relations with our employees. In addition, we utilize approximately 650 independent sales agents. Wireless Alliance has no full-time or part-time employees but operates utilizing our employees.

ITEM 2.      PROPERTIES

Our corporate facilities include the following:

	Address	Lease/ Owned	Square Feet
Midwest:
Principal Corporate HQ	3905 Dakota Street SW Alexandria, Minnesota	Owned	50,000

Northeast:
Atlantic Regional HQ	1100 Mountain View Drive, Colchester, Vermont	Leased	23,579
MRCC Regional HQ	6 Telcom Drive, Bangor, Maine	Owned	36,250
*Saco Regional HQ/ILEC	Route 4A Bar Mills, Maine	Owned	4,500
*Saco Regional HQ/Wireless	323 North Street, Saco, Maine	Owned	4,000

Northwest:
Regional HQ	600 SW Columbia, Suite 1100 Bend, Oregon	Leased	10,932

South:
Regional HQ	621 Boll Weevil Circle, Suite 2 Enterprise, Alabama	Leased	18,000

* (Acquired January 1, 2001)

As of December 31, 2000, our network consisted of the following cell sites:

	Owned	Leased	Total
Midwest	82	36	118
Wireless Alliance	16	46	62
Northeast
Maine	15	53	68
Atlantic	2	96	98
Saco (Acquired January 1, 2001)	6	13	19
Northwest	77	74	151
South	47	91	138
Total	245	409	654

Our leased sites consist of either land leases, tower leases, or both. We own all the equipment within the leased sites. The leases covering leased sites have various expiration dates and are with numerous lessors. These leases generally have renewal terms that we would anticipate exercising. Due to our network design, loss of a leased location would not have a material impact on the operations of a region’s business.

As of December 31, 2000, we owned 54 paging transmitters used in our Midwest paging business.

Our distribution system is comprised of 80 retail locations, of which approximately 70 are leased. The leases covering these locations have various expiration dates.  We believe that the loss of any one of these retail sites would not have a material impact on our business as we would likely be able to obtain substantially equivalent alternative space.

ITEM 3.                LEGAL PROCEEDINGS

We are a party to routine filings and customary regulatory proceedings with the Federal Communications Commission and state regulatory agencies from time to time. Also, we are involved in legal proceedings from time to time relating to claims arising out of our operations in the normal course of business. There are no pending legal proceedings to which we are a party or of which any of our property is subject which, if adversely decided, would have a material effect on our business or financial condition.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with regard to each of our executive officers:

Name

Age

Position

Richard P. Ekstrand	51	President, Chief Executive Officer and Director
Wesley E. Schultz	44	Executive Vice President, Chief Financial Officer and Director
Ann K. Newhall	50	Executive Vice President, Chief Operating Officer and Director
David J. Del Zoppo	45	Vice President, Finance and Accounting
Scott G. Donlea	41	Vice President of Market Development

Richard P. Ekstrand has served as our President, Chief Executive Officer and a director since 1990. Mr. Ekstrand is the past president of the Minnesota Telephone Association and the Association of Minnesota Telephone Utilities. He currently is active in the Cellular Telecommunications and Internet Association, serving as Vice Chairman of the Board of Directors and on the Executive Committee. Mr. Ekstrand also serves as Chairman and a member of the board of directors of The Wireless Foundation. Mr. Ekstrand is the sole shareholder, Chief Executive Officer and a director of North Holdings, Inc.(formerly Lowry Telephone Co., Inc.), which is a shareholder of Rural Cellular.  From 1994 through 2000, Mr. Ekstrand had served as vice president and a director of Lowry Telephone Co., Inc.  North Holdings, Inc. is a member of Lowry Telephone Company, LLC, of which Mr. Ekstrand is the treasurer and a member of the board of governors.

Wesley E. Schultz  joined us in May 1996 as Vice President of Finance and Chief Financial Officer.  In August 1999, he was appointed to our board of directors, in October 1999, he was appointed Senior Vice President and Chief Financial Officer and Assistant Secretary, and in August 2000, he was appointed Executive Vice President and Chief Financial Officer. Prior to joining us Mr. Schultz had served as acting Chief Financial Officer of Spanlink Communications, Inc. since February 1996 and as Chief Financial Officer of Nicollet Process Engineering, Inc. from March 1995 through October 1995. Mr. Schultz is a certified public accountant and served for three years as an auditor with Deloitte and Touche, LLP.

Ann K. Newhall joined us joined us as Senior Vice President and General Counsel in February 1999.  In August 1999, she was appointed to our board of directors, in February 2000, she was appointed Secretary, and in August 2000, she was appointed Executive Vice President and Chief Operating Officer. Prior to joining Rural Cellular, Ms. Newhall was a shareholder attorney with Moss & Barnett, A Professional Association, most recently serving as President and a director of the firm. Ms. Newhall received her J.D. from the University of Minnesota Law School, cum laude, in 1977.

David J. Del Zoppo joined us in May 1997 as Controller. In July 1998, Mr. Del Zoppo was promoted to Vice President, and in October 1999 he was named Vice President, Finance and Accounting. Prior to joining Rural Cellular, Mr. Del Zoppo served as a Vice President of Operations with Business Records Corporation from January 1988 to May 1997 and as Divisional Controller from 1986 to 1988. Mr. Del Zoppo is a certified public accountant and served for four years as an auditor with KPMG Peat Marwick.

Scott G. Donlea served as our Vice President of Sales and Marketing beginning in August 1995 and on June 17, 1999, was appointed Vice President, Market Development. Mr. Donlea joined us in 1992 as Manager of Market Operations. Mr. Donlea currently serves as Chairperson of the Rural Cellular Association’s business and marketing committee.

PART II

ITEM 5.                 MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Class A Common Stock trades on The Nasdaq National Market under the symbol RCCC.  The following table indicates the high and low price for each quarter of the 2000 and 1999 fiscal years.

	High	Low
1999
First Quarter	$17.000	$10.500
Second Quarter	$21.000	$14.000
Third Quarter	$48.250	$19.750
Fourth Quarter	$100.000	$42.375
2000
First Quarter	$94.000	$42.750
Second Quarter	$82.250	$56.000
Third Quarter	$80.688	$46.500
Fourth Quarter	$66.875	$25.063

Our Class B Common Stock is not publicly traded.

As of March 20, 2001, there were approximately 111 holders of record of our Class A Common Stock and approximately 23 holders of record of our Class B Common Stock.

Dividend Policy

RCC has never paid dividends on the Common Stock.  We currently intend to retain all future earnings, if any, for the operation and expansion of our business and do not expect to pay any cash dividends on our Common Stock in the foreseeable future. Further, the terms of our credit facilities, 9 5/8% Senior Subordinated Notes, and Exchangable Preferred Stock limit our ability to pay dividends on our Common Stock.

  ITEM 6.                SELECTED FINANCIAL DATA

The following tables set forth certain of our historical consolidated financial and operating data as of and for each of the five years in the period ended December 31, 2000. We derived the selected financial data for each of the five years ended December 31 from our consolidated financial statements, which have been audited by Arthur Andersen LLP.

The data set forth below should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K.

(In thousands, except per share and other operating data)	Years ended December 31,
	2000	1999	1998	1997	1996
Statement of Operations Data:
Revenues:
Service	$238,556	$125,361	$90,997	$52,456	$28,792
Roaming	98,693	43,081	19,821	9,622	6,517
Equipment	18,848	7,299	2,700	1,020	927
Total revenues	356,097	175,741	113,518	63,098	36,236
Operating expenses:
Network costs	85,988	38,549	33,863	20,773	12,506
Costs of equipment sales	34,711	10,951	5,968	2,807	1,375
Selling, general and administrative	95,034	54,753	39,156	25,225	13,576
Depreciation and amortization	91,078	41,277	26,532	12,458	5,539
Total operating expenses	306,811	145,530	105,519	61,263	32,996
Operating income	49,286	30,211	7,999	1,835	3,240
Other income (expense):
Interest expense	(89,839)	(27,116)	(19,060)	(6,065)	(281)
Interest and dividend income	2,249	467	1,461	232	335
Minority interest	-	1,663	4,553	3,082	331
Other	(24)	(338)	(535)	(350)	52
Other income (expense), net	(87,614)	(25,324)	(13,581)	(3,101)	437
Income (loss) before income taxes and extraordinary item	(38,328)	4,887	(5,582)	(1,266)	3,677
Income tax provision	-	37	-	-	200
Net income (loss) before extraordinary item	(38,328)	4,850	(5,582)	(1,266)	3,477
Extraordinary item – early extinguishment of debt	(925)	-	(1,042)	-	-
Net income (loss)	(39,253)	4,850	(6,624)	(1,266)	3,477
Preferred stock dividend	(44,081)	(15,912)	(9,090)	-	-
Net income (loss) applicable to common shares	$(83,334)	$(11,062)	$(15,714)	$(1,266)	$3,477
Basic and diluted net income (loss) per common share	$(7.24)	$(1.22)	$(1.76)	$(0.14)	$0.41
Basic and diluted weighted average common shares outstanding	11,510	9,047	8,916	8,853	8,509
*EBITDA	$140,364	$71,488	$34,531	$14,293	$8,779

(*) See footnote (1) on page 27 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a definition and discussion of EBITDA.

	December 31,
	2000	1999	1998	1997	1996
Balance Sheet Data:
Working capital (deficit)	$(30,902)	$(5,887)	$(9,538)	$514	$(11,215)
Net property and equipment	234,490	130,651	131,714	77,920	41,935
Total assets	1,771,796	526,278	480,524	181,588	60,507
Total long term debt	1,157,472	339,742	298,851	128,000	8,492
Total shareholders’ equity	79,955	9,427	19,279	33,731	34,996

Other Operating Data:	Years ended December 31,
	2000	1999	1998	1997	1996
Customers at period end:
Wireless Voice	552,122	245,771	203,100	101,767	45,094
Wholesale	12,727	-	-	-	-
Other	12,214	12,476	11,550	9,312	6,890
Total customers	577,063	258,247	214,650	111,079	51,984

POPs	5,443,000	3,118,000	3,049,000	1,939,000	636,000

Penetration: (1)	10.1%	7.9%	6.7%	5.2%	7.1%

Retention: (2)	98.2%	98.3%	98.3%	98.4%	98.7%

Average monthly revenue per customer: (3)	$61	$54	$55	$56	$66

Acquisition cost per customer: (4)	$358	$365	$395	$358	$307

Cell sites / Base stations:	654	328	286	121	72

1.       Represents the ratio of wireless voice customers at the end of the period to POPs.

2.       Determined for each period by dividing total postpaid wireless voice customers discontinuing service during such period by the average postpaid wireless voice customers for such period (customers at the beginning of the period plus customers at the end of the period, divided by two), dividing that result by the number of months in the period, and subtracting such result from one.

3.       Determined for each period by dividing the sum of access, airtime, roaming, long distance, features, connection, disconnection, and other revenues for such period by the monthly average postpaid wireless voice customers for such period (customers at the beginning of the period plus customers at the end of the period, divided by two), and dividing that result by the number of months in such period.

4.       Determined for each period by dividing selling and marketing expenses, net costs of equipment sales, and depreciation of rental telephone equipment by the gross postpaid wireless voice customers added during such period.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

We have materially expanded our business through acquisitions. The acquisitions of the licenses, operations, and related assets of Triton Cellular Partners, L.P. (“Triton Cellular”) and Atlantic Cellular Company L.P. (“Atlantic Cellular”), in fiscal 2000 and 1998, respectively, approximately doubled our number of customers at the time of each transaction, on a pro forma basis. All acquisitions have been accounted for under the purchase method of accounting and, therefore, our historical results of operations include the results of operations for each acquired system subsequent to its respective acquisition date. Over the past three years, our financial performance, and the year-to-year comparability of such performance, has been affected by:

•         The acquisitions described below;

•         The development of Wireless Alliance;

•         The issuance of our senior subordinated notes and junior and senior exchangeable preferred stock;

•         The issuance of common stock in February 2000; and

•         The $1.2 billion credit facility.

Acquisition and Joint Venture History

We follow a strategy of acquiring and developing wireless systems, primarily in rural markets. Through December 31, 2000, we have entered into a joint venture to develop and offer personal communications services and have completed the acquisitions of cellular systems as described below:

•	In November 1996, we formed a joint venture named Wireless Alliance with an affiliate of Voicestream Communications. We originally owned 51% of Wireless Alliance; as of June 1999, we increased our ownership to 70%, with an affiliate of Voicestream Communications owning the remaining 30%.

•	Effective May 1997, we acquired the Maine wireless operations and assets of Unity Cellular Systems, Inc. and related cellular and microwave licenses from InterCel, Inc. for approximately $85.7 million.

•	Effective July 1998, we acquired the Massachusetts, New Hampshire, New York, Vermont and cellular licenses, operations, and related assets of Atlantic Cellular L.P. and one of its subsidiaries for approximately $262.5 million.

•	Effective August 1998, we acquired the outstanding stock of Western Maine Cellular, Inc., a wholly-owned subsidiary of Utilities, Inc., for approximately $7.5 million.
•	Effective February 1999, we acquired the outstanding stock of RGI Group, Inc., d/b/a Glacial Lakes Cellular 2000, for approximately $11.9 million.
•	Effective April 2000, we acquired the licenses, operations and related assets of Triton Cellular, covering portions of Alabama, Kansas, Mississippi, Oregon, and Washington for approximately $1.265 billion.

On January 1, 2001, we completed the $194 million acquisition of the cellular licenses, operations, and related assets of Saco River Telegraph and Telephone Company (“Saco River”). Saco River provides wireless services under the name StarCellular in the Portsmouth, New Hampshire cellular service area, which includes 284,000 POPs (“population served”) covering approximately 1,000 square miles. Saco River’s Independent Local Exchange Carrier (“ILEC”) operations cover a 120 square mile area in the northern portion of York County, Maine, providing approximately 10,000 customers local and long distance phone service in addition to internet service for 2,000 customers.

GENERAL

Rural Cellular’s principal operating objective is to increase revenues and profitability through the acquisition and development of new markets and increased penetration in existing markets. We believe that owning and operating wireless systems in rural markets provides growth opportunities because these systems have lower penetration rates, a higher proportion of roaming revenues, and less competition for customers than wireless systems located in larger metropolitan areas.

We have a strategy of acquiring wireless systems primarily in rural markets and focus on acquiring underdeveloped wireless systems that include a high concentration of highway corridors and, as a result, tend to have a significant amount of roaming activity.

We have continued to penetrate our existing regions through our sales initiatives, resulting in increased revenues in the year ended December 31, 2000 as compared to the prior year. Our revenues primarily consist of service, roaming and equipment revenues, each of which is described below:

•	Service revenues include monthly access charges, charges for airtime used in excess of the time included in the service package purchased, long distance charges derived from calls placed by our customers as well as cellular and paging equipment lease revenues. Total service revenues are affected by the number of customers, pricing, and number of minutes used. Additional charges include activation fees and charges for such features as voicemail, call waiting, and call forwarding. RCC also includes the charges to our customers when they use their cellular phone in other wireless providers’ markets (“Incollect Revenue”) as service revenue.

•	Roaming revenues include only the revenue from other wireless providers’ customers who use RCC’s network (“Outcollect Revenue”)
•	Equipment revenues include sales of cellular and paging equipment, accessory sales to customers, and network equipment reselling.

Our operating expenses include network costs, cost of equipment sales, selling, general and administrative expenses and depreciation and amortization, each of which is described below:

•	Network costs include switching and transport expenses and the expenses associated with the maintenance and operation of our wireless network facilities, as well as charges from other service providers for resold minutes and the expense associated with incollect revenue.

•	Cost of equipment sales includes the costs associated with telephone equipment and accessories sold to customers. In recent years, RCC and other cellular providers have increased the use of discounts on phone equipment as competition between service providers has intensified. As a result, RCC has incurred, and expects to continue to incur, losses on equipment sales and increased marketing and selling costs per gross additional customer. RCC expects to continue these discounts and promotions because it believes they will result in increases in the number of cellular customers and, consequently, increased revenues.

•	Selling, general and administrative includes salaries, benefits, and operating expenses such as marketing, commissions, customer support, accounting, administration, and billing.
•	Depreciation and amortization represents the costs associated with the depreciation of RCC’s fixed assets and the amortization of its intangible assets, primarily cellular license acquisition costs, goodwill and customer lists. The high level of depreciation and amortization is associated with RCC’s acquisition activities and the build-out and upgrade of its network.

In addition to the operating expenses discussed above, RCC also incurs other income (expense), primarily interest expense related to financing and acquisition activities.

•	Interest expense primarily results from borrowings under the credit facility and senior subordinated notes, the proceeds of which were used to finance acquisitions and further develop RCC’s cellular network.

•	Other income (expense) includes RCC’s minority partner’s absorption of Wireless Alliance losses as accounted for under generally accepted accounting principles. RCC realized the maximum benefit from the allocation of losses to the minority partner as of December 31, 1999 and will receive no further benefit until Wireless Alliance generates income.

RESULTS OF OPERATIONS
The following table presents certain consolidated statement of operations data as a percentage of total revenues as well as other operating data for the periods indicated.

	Years ended December 31,
	2000	1999	1998
REVENUES:
Service	67.0%	71.3%	80.2%
Roaming	27.7	24.5	17.4
Equipment	5.3	4.2	2.4
Total revenues	100.0	100.0	100.0
OPERATING EXPENSES:
Network costs	24.1	21.9	29.8
Cost of equipment sales	9.7	6.2	5.3
Selling, general and administrative	26.7	31.2	34.4
Depreciation and amortization	25.6	23.5	23.4
Total operating expenses	86.1	82.8	92.9
OPERATING INCOME	13.9	17.2	7.1
OTHER INCOME (EXPENSE):
Interest expense	(25.2)	(15.4)	(16.8)
Interest and dividend income	0.6	0.3	1.3
Minority interest	-	0.9	4.0
Other	-	(0.2)	(0.5)
Other expense, net	(24.6)	(14.4)	(12.0)
INCOME (LOSS) BEFORE INCOME TAX AND EXTRAORDINARY ITEM	(10.7)	2.8	(4.9)
INCOME TAX PROVISION	-	-	-
NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	(10.7)	2.8	(4.9)
EXTRAORDINARY ITEM-EARLY EXTINGUISHMENT OF DEBT	(0.3)	-	(0.9)
NET INCOME (LOSS)	(11.0)	2.8	(5.8)
PREFERRED STOCK DIVIDEND	(12.4)	(9.1)	(8.0)
NET LOSS APPLICABLE TO COMMON SHARES	(23.4)%	(6.3)%	(13.8)%
EBITDA (1)	39.4%	40.7%	30.4%

(1)      EBITDA is the sum of earnings before interest, taxes, depreciation and amortization and is utilized as a performance measure within the cellular industry.  EBITDA is not intended to be a performance measure that should be regarded as an alternative for other performance measures and should not be considered in isolation.  EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States and does not reflect all expenses of doing business (e.g., interest expense, depreciation).  Accordingly, EBITDA should not be considered as having greater significance than or as an alternative to net income or operating income as an indicator of operating performance or to cash flows as a measure of liquidity.

Years Ended December 31, 2000 and 1999

Revenues

Service Revenues. Service revenues for the year ended December 31, 2000 increased 90.3% to $238.6 million from $125.4 million in 1999. The revenue growth reflects the additional revenue resulting from Triton Cellular  combined with additional net prepaid and postpaid customers added through increased penetration in existing markets. We expect service revenues to increase in the future primarily as a result of anticipated growth in customers and expansion of coverage.

Roaming Revenues. Reflecting the acquisition of Triton Cellular in April 2000 combined with increases in outcollect roaming minutes, consolidated roaming revenues for 2000 increased 129.1% to $98.7 million from $43.1 million in 1999. Roaming minutes in existing markets have increased in part due to the activation of additional cell sites and increased industry-wide wireless usage resulting from the now popular single rate calling plans. Partially offsetting the increase in roaming minutes of use during 2000 was the decrease in roaming yield per minute, including toll, to $0.48 as compared to $0.68 in 1999. We expect roaming revenues to increase in 2001 primarily reflecting roaming revenue from the newly acquired Saco River service areas.

Equipment Revenues. Equipment revenues for the year ended December 31, 2000 increased 158.2% to $18.8 million from $7.3 million in the prior year. This growth reflects RCC ownership in Triton Cellular for nine months as well as increases in direct phone sales programs.

Key Revenue Indicators. Our penetration increased to 10.1% at December 31, 2000 as compared to 7.9% at December 31, 1999. Average monthly revenue per customer for the year ended December 31, 2000 increased to $61, as compared to $54 in the prior year.

Operating Expenses

Network Costs. Primarily reflecting the additional network costs resulting from the acquisition of Triton Cellular, our consolidated network costs for 2000 increased 123.1% to $86.0 million from $38.5 million in 1999.  As a percentage of total revenues, consolidated network costs for 2000 increased to 24.1% from 21.9%  in 1999.  Certain service plans in the newly acquired Triton regions, which have extended footprints for  its customers, have incurred higher than expected increases in incollect minutes thereby contributing to the increase in network costs as a percentage of total revenues.  In future periods, we anticipate reducing network costs, as a percentage of revenues.

Cost of Equipment Sales.  Reflecting additional equipment costs resulting from the acquisition of Triton Cellular, cost of equipment sales for 2000 increased 217.0% over 1999 to $34.7 million.  As a percentage of revenue, cost of equipment sales increased to 9.7% as compared to 6.2% in 1999.  Contributing to the increase in cost of equipment sales, as a percentage of revenue, were handset costs resulting from the migration of existing customers from analog service to digital service and greater emphasis on the purchase of digital phones rather than renting them.

Selling, General and Administrative. Selling, general and administrative expenses for 2000 increased 73.6% over 1999 to $95.0 million.  The increase in selling, general and administrative expenses primarily reflects RCC’s ownership of Triton Cellular operations for the second, third and fourth quarters of 2000.  The increase also reflects higher costs related to more aggressive promotional activity during 2000 as compared to 1999.  Reflecting efficiencies resulting from the acquisition of Triton Cellular, selling, general and administrative expenses, as a percentage of sales for 2000, decreased to 26.7% as compared to 31.2% in 1999.

Depreciation and Amortization. Depreciation and amortization expense for the year ended December 31, 2000 increased 120.7% over the prior year to $91.1 million from $41.3 million.  The increase reflects added amortization relating to the intangible assets acquired from Triton Cellular, additional depreciation attributable to Triton’s property, plant and equipment in addition to the depreciation related to $54.8 million of capital expenditures during 2000.

Other Income (Expense)

Interest Expense. Interest expense for 2000 increased 231.3% to $89.8 million as compared to $27.1 million in 1999.  The increase primarily reflects increased borrowing under the credit facility to complete the acquisition of Triton Cellular.

Interest and Dividend Income. Interest and dividend income for 2000 increased to $2.2 million, as compared to $467,000 during 1999.  This increase primarily reflects interest earned by our interest bearing restricted escrow accounts and other cash balances funded through increased borrowings and proceeds from the sale of common and preferred stock.

Preferred Stock Dividends

Preferred stock dividends in 2000 increased 177.0% to $44.1 million as compared to $15.9 million in 1999.  The increase primarily resulted from the issuances of junior and senior exchangeable preferred stock in February 2000, Class T preferred stock issued in March 2000 and Class M preferred stock issued in April 2000.  Dividends on the senior and junior preferred stock were and will be paid through the issuance of additional shares of exchangeable preferred stock.  Throughout 2000, RCC issued 19,707 and 13,283 shares of senior and junior preferred stock dividends respectively.  On February 15, 2001, RCC distributed 5,467 and 4,686 shares of senior and junior preferred stock dividends, respectively.

Years Ended December 31, 1999 and 1998

Revenues

Service Revenues. Service revenues for the year ended December 31, 1999 increased 37.8% to $125.4 million from $91.0 million in 1998. The revenue growth reflects the effect of 37,000 additional net customers added through increased penetration in existing markets and 7,000 additional customers added through the acquisition of Glacial Lakes Cellular.

Roaming Revenues. Roaming revenues for the year ended December 31, 1999 increased 117.4% to $43.1 million from $19.8 million in 1998. Roaming revenues have increased due to the activation of additional cell sites, acquisitions of new service areas, and increased industry-wide wireless usage resulting from the now popular single rate calling plans. Partially offsetting the effect of increases in roaming minutes of use during the year ended December 31, 1999 was the impact of lower roaming rates with two major roaming partners.

Equipment Revenues. Equipment revenues for the year ended December 31, 1999 increased 170.3% to $7.3 million from $2.7 million in the prior year. This growth reflects network equipment reselling and increases in direct phone sales programs.

Key Revenue Indicators. Our penetration increased to 7.9% at December 31, 1999 as compared to 6.7% at December 31, 1998. Average monthly revenue per customer for the year ended December 31, 1999 decreased to $54, as compared to $55 in the prior year.

Operating Expenses

Network Costs. Network costs for the year ended December 31, 1999, increased 13.8% over the prior year to $38.5 million from $33.9 million. Reflecting the discontinuance of cellular reselling, Wireless Alliance network costs for the year ended December 31, 1999 decreased to $4.6 million from $9.3 million in the prior year. As a percentage of total revenues, network costs for the year ended December 31, 1999 decreased to 21.9% from 29.8% in the prior year. The increase in network costs resulted primarily from expenses incurred in Atlantic Cellular region.

Cost of Equipment Sales. Cost of equipment sales for the year ended December 31, 1999 increased 83.5% over the prior year to $11.0 million from $6.0 million. As a percentage of revenue, cost of equipment sales for the year ended December 31, 1999 increased to 6.2% as compared to 5.3% in the prior year. This growth was primarily due to the cost of resold network equipment combined with an increase in the number of phones sold to customers.

Selling, General and Administrative. Selling, general and administrative expenses for the year ended December 31, 1999 increased 39.8% over the prior year to $54.8 million from $39.2 million. The increase in selling, general and administrative expenses reflects RCC’s ownership of the Atlantic Cellular for a full year during 1999 as compared to six months in 1998. Reflecting certain economies achieved through the acquisition of Atlantic Cellular and the relatively fixed nature of selling, general and administrative expenses, selling, general and administrative expenses decreased as a percentage of total revenues for the year ended December 31, 1999 to 31.2% as compared to 34.4% in the prior year.

Depreciation and Amortization. Depreciation and amortization expense for the year ended December 31, 1999 increased 55.6% over the prior year to $41.3 million from $26.5 million. The increase reflects the depreciable assets acquired as part of the Atlantic Cellular acquisition and our continued construction of network facilities, including our launch of PCS services through Wireless Alliance, and rental equipment.

Other Income (Expense)

Interest Expense. Interest expense for the year ended December 31, 1999 increased 42.3% to $27.1 million as compared to $19.0 million in the prior year. The increase resulted from higher average borrowings under the credit facility and interest related to the senior subordinated notes. Borrowings under the $300 million credit facility and the $125 million 9 5/8% senior subordinated notes were used to finance the acquisitions of Atlantic Cellular and Western Maine Cellular in 1998, the continued build-out of additional cell sites, and other growth initiatives.

Other Income. Other income for the year ended December 31, 1999 includes a decrease of 63.5% in the minority partner’s absorption of Wireless Alliance losses, to $1.7 million from $4.6 million in the prior year.

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

Liquidity and Capital Resources

RCC’s primary liquidity requirements are for working capital, capital expenditures, debt service, and acquisitions. In the past RCC has met these requirements through cash flow from operations, sales of common stock and preferred securities, borrowings under its credit facility, and issuance of its senior subordinated notes. On April 3, 2000, RCC amended and restated its credit facility increasing it from $300 million to $1.2 billion in addition to creating a $175 million incremental facility. The credit facility was amended and restated again on June 29, 2000 to increase the incremental facility from $175 million to $275 million.  Reflecting the acquisition of Triton Cellular and other operating cash requirements, RCC had $1.018 billion outstanding under its credit facility as of December 31, 2000. The credit facility was also amended and restated in December 2000 in connection with the acquisition of Saco River and to amend certain covenants. After completing the acquisition of Saco River, as of January 1, 2001, we had drawn approximately $1.2 billion with additional availability under our credit facility of approximately $70 million. Under the credit facility, amounts may be borrowed, subject to mandatory repayments, or repaid at any time through maturity, provided that the outstanding borrowings do not exceed the total amount available.

Net cash provided by operating activities was $82.2 million for the year ended December 31, 2000. Adjustments to the $39.3 million net loss to reconcile to net cash provided by operating activities included $91.1 million in depreciation and amortization, a $14.1 million increase in accounts receivable, $25.3 million increase in accounts payable and $14.7 million increase in other accrued expenses.

Net cash used in investing activities for the year ended December 31, 2000 was $1.299 billion. The principal uses of cash included $1.233 billion for the acquisition of Triton Cellular, $10.0 million in pending acquisition deposits for Saco River and $54.8 million in purchases of property and equipment. Capital expenditures for 2001 are expected to be approximately $50.0 million. These purchases reflect the continued expansion of our existing cellular coverage and upgrading of existing cell sites and switching equipment.

Net cash provided by financing activities was $1.218 billion for the year ended December 31, 2000, consisting primarily of $1.105 billion from the issuance of long-term debt, $160.4 million in net proceeds from a common stock offering, $263.4 million in net proceeds from the issuance of preferred securities offset by $299.4 million in repayments of long-term debt.

In February 2000, RCC sold 2,748,000 shares of Class A Common Stock at $61 7/8 per share and 140,000 shares of 12 ¼% Junior Exchangeable Preferred Stock and 25,000 shares of 11 3/8% Senior Exchangeable Preferred Stock at prices of $1,000.00 and $988.88 per share, respectively. The shares of preferred stock have a liquidation preference of $1,000.00 per share and are not convertible into common stock.

On April 1, 2000, RCC issued 110,000 shares of redeemable voting convertible preferred stock for consideration of $110.0 million. The redeemable voting convertible preferred stock may be converted into common stock at $53 per share.

Other Matters

Inflation

The impact of inflation on our operations has not been significant.

Seasonality

We experience seasonal fluctuations in revenues and operating income. Our average monthly roaming revenue per cellular customer increases during the second and third calendar quarters. This increase reflects greater usage by our roaming customers who travel in our cellular service area for weekend and vacation recreation or work in seasonal industries. Because our cellular service area includes many seasonal recreational areas, we expect that roaming revenues will continue to fluctuate seasonally more than service revenues.

Certain unaudited quarterly results for 2000 and 1999 are set forth below (In thousands, except average monthly revenue per cellular customer):

	2000 Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31
Revenues:
Service	$33,594	$66,608	$69,936	$68,418
Roaming	10,310	27,138	35,409	25,836
Equipment	2,725	6,011	4,800	5,312
Total Revenues	46,629	99,757	110,145	99,566

Operating income	4,321	14,390	22,238	8,337
Net loss applicable to common shares	$(6,020)	$(26,418)	$(19,243)	$(31,653)
Basic and diluted loss per share	$(0.57)	$(2.24)	$(1.63)	$(2.68)
EBITDA (*)	15,521	40,185	48,925	35,733
Average monthly revenue per customer	$57	$62	$66	$59

	1999 Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31
Revenues:
Service	$27,716	$31,587	$33,554	$32,504
Roaming	7,625	9,952	15,845	9,659
Equipment	1,272	1,623	2,809	1,595
Total Revenues	36,613	43,162	52,208	43,758

Operating income	3,720	8,098	14,095	4,298
Net earnings (loss) applicable to common shares	$(5,368)	$(2,630)	$3,522	$(6,586)
Basic net earnings (loss) per share	$(0.60)	$(0.29)	$0.39	$(0.72)
Diluted net earnings (loss) per share	$(0.60)	$(0.29)	$0.36	$(0.72)
EBITDA (*)	13,446	18,025	23,991	16,026
Average monthly revenue per customer	$55	$62	$70	$58

(*) See footnote (1) under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a definition and discussion of EBITDA.

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

At December 31, 2000, RCC had debt totaling $1.018 billion under our credit facility.  RCC has interest rate swap, collar and flooridor arrangements covering debt with a notional amount of $786 million to effectively change the interest on the underlying debt from a variable rate to a fixed rate for the term of the agreements.  After giving effect to these instruments RCC had fixed rate debt of $535 million and variable rate debt of $483 million at December 31, 2000.  For fixed rate debt, interest rate changes affect the fair market value but do not impact our earnings or cash flows.  Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact our future earnings and cash flows, assuming other factors are held constant. Had RCC not entered into the interest rate swaps, collars and flooridor, and holding other variables constant, such as debt levels, a one percentage point increase in interest rates, net of the effect of derivatives, would have impacted pretax earnings and cash flows for the year ended December 31, 2000 by approximately $8.4 million.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements and Notes thereto commencing on Page F-1.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of Rural Cellular is set forth in the Proxy Statement under the heading “Election of Directors” and is incorporated herein by reference.  The information regarding our executive officers is contained in Part I of this Form 10-K.

ITEM 11.               EXECUTIVE COMPENSATION

Information required by this item is set forth in the Proxy Statement under the headings “Election of Directors” and “Executive Compensation” and is incorporated herein by reference.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is set forth in the Proxy Statement under the heading “Common Stock Ownership” and is incorporated herein by reference.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is set forth in the Proxy Statement under the heading “Certain Transactions” and is incorporated herein by reference.

PART IV

ITEM 14.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	(1) Consolidated Financial Statements

Report of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 2000 and 1999

Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

Notes to Consolidated Financial Statements

(2) Consolidated Financial Statement Schedule

The following financial statement schedule is filed as part of this Form 10-K:

Report of Independent Public Accountants

Schedule II - Valuation and Qualifying Accounts

All schedules not included are omitted either because they are not applicable or because the information required therein is included in Notes to Consolidated Financial Statements.

(3) Exhibits

See Exhibit Index

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2000.

(c)	Exhibits

See Exhibit Index

(d)	Other Financial Statements

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rural Cellular Corporation
/s/ Richard P. Ekstrand
Richard P. Ekstrand
President and Chief Executive Officer

Date: March 26, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ Richard P. Ekstrand	President and Chief Executive Officer (Principal Executive Officer) and Director	March 26, 2001
Richard P. Ekstrand

/s/ Wesley E. Schultz	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	March 26, 2001
Wesley E. Schultz

/s/ Ann K. Newhall	Director	March 26, 2001
Ann K. Newhall

/s/ David J. Del Zoppo	Vice President, Finance and Accounting (Principal Accounting Officer)	March 26, 2001
David J. Del Zoppo

/s/ George W. Wikstrom	Director	March 26, 2001
George W. Wikstrom
/s/ Don C. Swenson	Director	March 26, 2001
Don C. Swenson
/s/ Jeffrey S. Gilbert	Director	March 26, 2001
Jeffrey S. Gilbert
/s/ Marvin C. Nicolai	Director	March 26, 2001
Marvin C. Nicolai
/s/ George M. Revering	Director	March 26, 2001
George M. Revering
/s/ John Hunt	Director	March 26, 2001
John Hunt

/s/ Paul J. Finnegan	Director	March 26, 2001
Paul J. Finnegan

Report of independent public accountants

To Rural Cellular Corporation:

We have audited the accompanying consolidated balance sheets of Rural Cellular Corporation (a Minnesota corporation) (“the Company” or “RCC”) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2000.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rural Cellular Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Minneapolis, Minnesota,
February 2, 2001

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31,
(In thousands)

ASSETS

	2000	1999
CURRENT ASSETS:
Cash	$2,205	$1,285
Accounts receivable, less allowance of $2,385 and $894	43,324	17,036
Inventories	6,753	4,419
Other current assets	2,618	633
Total current assets	54,900	23,373
PROPERTY AND EQUIPMENT, less accumulated depreciation of $93,446 and $68,604	234,490	130,651
LICENSES AND OTHER ASSETS:
Licenses and other intangible assets, less accumulated amortization of $66,574 and $19,728	1,442,806	318,632
Deferred debt issuance costs, less accumulated amortization of $5,163 and $1,385	22,331	7,284
Restricted funds in escrow	10,000	35,000
Other assets	7,269	7,523
Total licenses and other assets	1,482,406	368,439
	$1,771,796	$522,463

The accompanying notes are an integral part of these consolidated balance sheets.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of December 31,
(In thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	2000	1999
CURRENT LIABILITIES:
Accounts payable	$41,545	$16,220
Advance billings and customer deposits	7,563	3,271
Accrued interest	15,724	3,683
Dividends payable	11,911	2,102
Other accrued expenses	8,561	3,984
Total current liabilities	85,304	29,260
LONG TERM DEBT	1,157,472	339,742
Total liabilities	1,242,776	369,002
COMMITMENTS AND CONTINGENCIES (Note 9)
PREFERRED SECURITIES	449,065	144,034
SHAREHOLDERS’ EQUITY:
Class A common stock; $.01 par value; 200,000 and 15,000 shares authorized, 11,034 and 8,090 issued	110	81
Class B common stock; $.01 par value; 10,000 and 5,000 shares authorized, 782 and 1,032 issued	8	10
Additional paid-in capital	190,751	36,916
Accumulated deficit	(110,914)	(27,580)
Total shareholders’ equity	79,955	9,427
	$1,771,796	$522,463

The accompanying notes are an integral part of these consolidated balance sheets.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,
(In thousands, except per share data)

	2000	1999	1998
REVENUES:
Service	$238,556	$125,361	$90,997
Roaming	98,693	43,081	19,821
Equipment	18,848	7,299	2,700
Total revenues	356,097	175,741	113,518
OPERATING EXPENSES:
Network costs	85,988	38,549	33,863
Cost of equipment sales	34,711	10,951	5,968
Selling, general and administrative	95,034	54,753	39,156
Depreciation and amortization	91,078	41,277	26,532
Total operating expenses	306,811	145,530	105,519
OPERATING INCOME	49,286	30,211	7,999
OTHER INCOME (EXPENSE):
Interest expense	(89,839)	(27,116)	(19,060)
Interest and dividend income	2,249	467	1,461
Minority interest	-	1,663	4,553
Other	(24)	(338)	(535)
Other expense, net	(87,614)	(25,324)	(13,581)
INCOME (LOSS) BEFORE INCOME TAX AND EXTRAORDINARY ITEM	(38,328)	4,887	(5,582)
INCOME TAX PROVISION	-	37	-
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	(38,328)	4,850	(5,582)
EXTRAORDINARY ITEM – EARLY EXTINGUISHMENT OF DEBT	(925)	-	(1,042)
NET INCOME (LOSS)	(39,253)	4,850	(6,624)
PREFERRED STOCK DIVIDEND	(44,081)	(15,912)	(9,090)
NET LOSS APPLICABLE TO COMMON SHARES	$(83,334)	$(11,062)	$(15,714)
NET LOSS PER BASIC AND DILUTED COMMON SHARE	$(7.24)	$(1.22)	$(1.76)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	11,510	9,047	8,916

The accompanying notes are an integral part of these consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid -In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
BALANCE, December 31, 1997	7,593	$76	1,260	$13	$34,446	$(804)	$33,731
Conversion of Class B common stock to Class A common stock	57	1	(57)	(1)	-	-	-
Stock issued through employee stock purchase plan	6	-	-	-	57	-	57
Stock options exercised	124	1	-	-	1,204	-	1,205
Net loss applicable to common shares	-	-	-	-	-	(15,714)	(15,714)
BALANCE, December 31, 1998	7,780	78	1,203	12	35,707	(16,518)	19,279
Conversion of Class B common stock to Class A common stock	171	2	(171)	(2)	-	-	-
Stock issued through employee stock purchase plan	17	-	-	-	151	-	151
Stock options exercised	122	1	-	-	1,058	-	1,059
Net loss applicable to common shares	-	-	-	-	-	(11,062)	(11,062)
BALANCE, December 31, 1999	8,090	81	1,032	10	36,916	(27,580)	9,427
Conversion of common stock to Class T preferred stock	(43)	-	(105)	(1)	(7,539)	-	(7,540)
Issuance of common stock, net	2,749	27	-	-	160,409	-	160,436
Conversion of Class B common stock to Class A common stock	145	1	(145)	(1)	-	-	-
Stock issued through employee stock purchase plan	38	-	-	-	375	-	375
Stock options exercised	55	1	-	-	590	-	591
Net loss applicable to common shares	-	-	-	-	-	(83,334)	(83,334)
BALANCE, December 31, 2000	11,034	$110	782	$8	$190,751	$(110,914)	$79,955

The accompanying notes are an integral part of these consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,
(In thousands)

	2000	1999	1998
OPERATING ACTIVITIES:
Net income (loss)	$(39,253)	$4,850	$(6,624)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	91,078	41,277	26,532
Extraordinary item – early extinguishment of debt	925	-	1,042
Equity in losses of unconsolidated affiliates	2	3	655
Change in minority interest	-	(1,663)	(4,553)
Other	1,419	1,045	8
Change in other operating elements:
Accounts receivable	(14,071)	(3,365)	(1,058)
Inventories	145	(2,098)	(230)
Other current assets	192	187	365
Accounts payable	25,297	(181)	9,097
Advance billings and customer deposits	14,717	34	(16)
Other accrued expenses	1,721	323	3,346
Net cash provided by operating activities	82,172	40,412	28,564
INVESTING ACTIVITIES:
Purchases of property and equipment, net	(54,832)	(26,287)	(41,491)
Purchases of wireless properties	(1,232,692)	(11,465)	(269,984)
Pending acquisition costs	(10,000)	(36,360)	-
Purchases of FCC Licenses	-	(8,656)	-
Purchase of investment	(750)	-	-
Other	(1,013)	19	(1,734)
Net cash used in investing activities	(1,299,287)	(82,749)	(313,209)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock related to ESOP and stock options	966	1,210	1,262
Proceeds from offering of common stock, net	160,436	-	-
Proceeds from issuance of preferred securities, net	263,394	-	125,000
Proceeds from issuance of long-term debt	1,104,948	67,000	193,625
Repayments of long-term debt	(299,350)	(27,000)	(148,625)
Proceeds from issuance of senior subordinated notes	-	-	125,000
Proceeds from interest rate swap transactions	6,550	982	1,003
Payments of debt issuance costs	(18,909)	(632)	(12,553)
Net cash provided by financing activities	1,218,035	41,560	284,712
NET INCREASE (DECREASE) IN CASH	920	(777)	67
CASH, at beginning of year	1,285	2,062	1,995
CASH, at end of year	$2,205	$1,285	$2,062

The accompanying notes are an integral part of these consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999
(Continued)

1.  Organization and Nature of Business:

Rural Cellular Corporation and its subsidiaries (“the Company” or “RCC”) provide wireless communication services in portions of the Midwest, South, Northeast and Northwest areas of the United States. The Company operates its cellular and paging systems under licenses granted by the Federal Communications Commission (“FCC”). The Company’s operations are subject to the applicable rules and regulations of the FCC.

2.  Acquisitions:

Atlantic Cellular Company, L.P.

Effective July 1, 1998, the Company completed the acquisition of the Massachusetts, New Hampshire, New York and Vermont cellular telephone licenses, operations and related assets of Atlantic Cellular Company L.P. and one of its subsidiaries (“Atlantic”), for approximately $262.5 million. Under the terms of the agreement, the Company acquired a contiguous, multi-state service area of 21,000 square miles, encompassing approximately 1.1 million population served (“POPs”).

Western Maine Cellular, Inc.

Effective July 31, 1998, the Company completed the acquisition of the outstanding stock of Western Maine Cellular, Inc. (“WMC”), a wholly-owned subsidiary of Utilities, Inc. for approximately $7.5 million.  WMC provides cellular service to a 3,700 square-mile service area of western Maine, encompassing 83,000 POPs.

Glacial Lakes Cellular 2000

Effective February 1, 1999, the Company acquired RGI, Inc. d/b/a Glacial Lakes Cellular 2000 (“Glacial”) for approximately $11.9 million.  Operating under the name Cellular 2000®, Glacial provides cellular service to northeastern South Dakota, which includes eight counties and is adjacent to RCC’s existing cellular operation in northern and central Minnesota.  Glacial’s service area encompasses 69,000 POPs.

Triton Cellular Partners, L.P.

Effective April 1, 2000, the Company acquired the licenses, operations, and related assets of Triton Cellular Partners, L.P. (“Triton Cellular”) for approximately $1.256 billion. Triton Cellular’s multi-state service area covers approximately 152,000 square miles with approximately 2.3 million POPs. In addition, the acquisition included unbuilt PCS licenses in four basic trading areas in Oregon.

Accounting Treatment

The purchase prices were allocated to tangible assets, customer lists and FCC licenses at their estimated fair values and the excess was recorded as goodwill and is being amortized over 20 to 40 years.  The purchase price allocation for Triton Cellular has been completed on a preliminary basis, subject to adjustment should new or additional facts about the business become known.  All of the above acquisitions have been accounted for under the purchase method of accounting; accordingly operating results have been included from the date of acquisition.

The following unaudited pro forma information presents the consolidated results of operations as if the acquisitions of Triton Cellular and Glacial had occurred as of January 1, 1999. This summary is not necessarily indicative of what the results of operations of the Company and the acquired entities would have been if they had been a single entity during such period, nor does it purport to represent results of operations for any future periods.

	Year Ended December 31,
	(Unaudited)
	2000	1999
REVENUES:
Service	$264,951	$226,928
Roaming	112,278	103,609
Equipment	21,116	14,637
Total revenues	398,345	345,174
OPERATING EXPENSES:
Network costs	96,354	78,473
Cost of equipment sales	37,664	22,505
Selling, general and administrative	106,553	99,758
Depreciation and amortization	108,267	101,072
Total operating expenses	348,838	301,808
OPERATING INCOME	49,507	43,366
NET LOSS BEFORE EXTRAORDINARY ITEM	(57,273)	(64,207)
NET LOSS APPLICABLE TO COMMON SHARES	$(103,964)	$(112,385)
Basic and diluted net loss per share	$(9.03)	$(9.65)

3.  Summary of Significant Accounting Policies:

Roaming Revenue Reclassification

Rural Cellular Corporation generates revenue from charges to its customers when they use their cellular phone in other wireless providers’ markets (“Incollect Revenue”). Until April 2000, RCC included Incollect Revenue in the roaming revenue line item in its statement of operations. Expense associated with Incollect Revenue, charged by third-party wireless providers, was also included in roaming revenue on a net basis. RCC used this method because, historically, it has passed through to its customers most of the costs related to Incollect Revenue. However, the wireless industry, including RCC, has increasingly been using pricing plans that include flat rate pricing and larger home service areas. Under these types of plans, amounts charged to RCC by other wireless providers may not necessarily be passed through to its customers.

In April 2000, RCC adopted a policy to include the associated expense from its incollect activity into network cost rather than reducing roaming revenue and is including Incollect Revenue as service revenue rather than increasing roaming revenue.  Roaming revenue will include only the revenue from other wireless providers’ customers who use RCC’s network (“Outcollect Revenue”). Prior periods have been restated to conform to this new presentation.  This change in presentation has no impact on operating income.

Recently Issued Accounting Pronouncements

In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company adopted SFAS No. 133 as of January 1, 2001. If SFAS No. 133 were required to be applied to interest rate swaps and collars in place at December 31, 2000, changes in the fair value would increase liabilities by approximately $14.9 million with an offsetting amount included in accumulated other comprehensive income. Additionally, the flooridor in place at December 31, 2000 would result in a cumulative-effect-type adjustment favorable to net income of approximately $1.6 million. Management does not believe that adoption of SFAS No. 133 will significantly alter the Company’s hedging strategies. However, its application may increase the volatility of other income and expense and other comprehensive income.

In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 provides interpretive guidance on the recognition presentation and disclosures of revenue in the financial statements effective for all transactions beginning January 1, 2000.  Adoption of SAB 101 did not materially impact the Company’s revenue recognition policies.

Principles of Consolidation

The consolidated financial statements include the accounts of RCC and its wholly-owned subsidiaries, RCC Atlantic, Inc., RCC Minnesota, Inc., MRCC, Inc., RCC Paging, Inc., RCC Atlantic Long Distance, Inc., RCC Network, Inc., RCC Transport, Inc., RCC Holdings, Inc. and TLA Spectrum, LLC, and its majority owned joint venture, Wireless Alliance, LLC (“Wireless Alliance”). All significant intercompany balances and transactions have been eliminated.

Revenue Recognition

The Company earns revenue by providing cellular and paging services to customers of the Company and of other cellular carriers traveling (roaming) in the Company’s service area and from sales and rentals of cellular and paging equipment and accessories.  Service revenue consists of the base monthly service fee and airtime revenue.  Base monthly service fees are billed one month in advance and are recognized in the month earned.  Airtime revenue is recognized when service is provided.  Roaming revenue consists of the fee charged to other cellular carriers’ customers for roaming in the Company’s service area as well as related airtime revenue for use of RCC’s cellular network.  Roaming revenue is recognized when the service is rendered. The Company recognizes other service revenues from equipment installations, equipment leases and connection fees when earned.

Income Taxes

The Company follows the liability method of accounting for income taxes, and deferred income taxes are based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities based on enacted tax laws.

Net Income (Loss) Per Common Share

The Company follows the provisions of SFAS Statement No. 128, “Earnings per Share.”  Basic EPS is computed by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted EPS is computed by including dilutive common stock equivalents with the basic weighted average shares outstanding.

Inventories

Inventories consist of cellular telephone equipment, pagers and accessories and are stated at the lower of cost, determined using the average cost method, or market.

Property and Equipment

Property and equipment are recorded at cost.  Additions, improvements or major renewals are capitalized, while expenditures that do not enhance or extend the asset’s useful life are charged to operating expenses as incurred.  Depreciation is computed using the straight-line method based on the estimated useful life of the asset.

The components of property and equipment and the useful lives of the Company’s assets are as follows as of December 31:

(In thousands)	2000	1999	Useful Lives
Land	$ 6,145	$ 5,010	N/A
Building and tower	81,424	49,028	15-39 Years
Equipment	210,341	131,356	2-10 Years
Furniture and fixtures	18,431	12,573	3-10 Years
Assets under construction	11,595	1,288	N/A
	327,936	199,255

Less—accumulated depreciation	(93,446)	(68,604)
Property and equipment – net	$234,490	$130,651

The Company’s network construction expenditures are recorded as assets under construction until the system or assets are placed in service, at which time the assets are transferred to the appropriate property and equipment category.  Throughout the year ended December 31, 2000, as a component of assets under construction, the Company capitalized $2.4 million in both interest and salaries of the Company’s engineering employees during the construction period for projects that extended beyond one year.

Licenses and Other Intangible Assets

Licenses consist of the cost of acquiring paging licenses, the value assigned to the Wireless Alliance personal communications services (PCS) licenses, other PCS licenses, local multipoint distribution service (“LMDS”) licenses, and the value assigned to cellular licenses acquired through acquisitions. Other intangibles, resulting primarily from acquisitions, include the value assigned to customer lists and goodwill. Amortization is computed using the straight-line method based on the estimated useful life of the asset.

The components of licenses and other intangible assets are as follows as of December 31:

(In thousands)	2000	1999	Amortizable Lives
Licenses:
Cellular	$967,958	$138,858	33 - 40 Years
PCS	11,792	11,115	40 Years
Paging	275	275	30 Years
Local Multi-Point Distribution	7,045	7,045	40 Years

Other intangible assets:
Goodwill	370,980	128,237	20 - 40 Years
Customer lists	151,330	52,830	7-10 Years
	1,509,380	338,360
Less-accumulated amortization	(66,574)	(19,728)
Licenses and other intangible assets, net	$1,442,806	$318,632

Deferred Debt Issuance Costs

Deferred debt issuance costs relate to the credit facility and the senior subordinated notes (see Note 4). These costs are being amortized over the respective instruments’ terms.

Other Assets

Other assets primarily consist of costs related to restricted investments and investments in unconsolidated affiliates. Restricted investments represent the Company’s investments in stock of the CoBank, ACB and are stated at cost, which approximates fair value.  The restricted investments were purchased pursuant to the terms of a loan agreement and are restricted as to withdrawal. Investments in unconsolidated affiliates are accounted for using the equity method and represent the Company’s ownership interests in Cellular 2000, Inc.  Cellular 2000, Inc. is an entity organized to own the trade name and related trademark for Cellular 2000®.

Business and Credit Concentrations

The Company provides wireless communication services in portions of the Midwest, South, Northeast and Northwest areas of the United States. No single customer accounted for a significant amount of revenues or accounts receivable.

Long-Lived Assets

The Company periodically evaluates the value of all long-lived assets to determine if events have occurred that indicate the remaining estimated useful lives of these assets may warrant revision, or whether the remaining balance may not be recoverable.  If asset recovery is in question, the Company uses an estimate of future net undiscounted cash flows over the remaining useful lives of the long-lived assets to measure recoverability.

Fair Value of Financial Instruments

FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Statement No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.

The carrying amounts and fair values of the Company’s financial instruments are as follows as of December 31:

		Carrying Amount		Estimated Fair Value
(In thousands)	Notional Amount	2000	1999	2000	1999
Financial asset
Cash	$-	$2,205	$1,285	$2,205	$1,285
Restricted funds in escrow	-	10,000	35,000	10,000	35,000
Accounts receivable, net	-	43,324	17,036	43,324	17,036

Financial liabilities
Credit facility	-	1,018,850	213,000	1,018,000	213,000
9 5/8 % Senior Subordinated Notes	-	125,000	125,000	125,000	125,000
Other long term debt	-	14,122	892	14,122	892

Other financial instruments
Interest rate swap agreements:
TD Securities (terminated April 1, 2000)	65,000	-	-	-	645
Bank Boston (terminated April 1, 2000)	65,000	-	-	-	646
PNC Bank (terminated April 1, 2000)	35,000	-	-	-	(628)
TD Securities (terminated July 17, 2000)	125,000	-	-	-	3,763

TD Securities (terminates May 16, 2003)	84,000	-	-	(3,500)	-
PNC Bank (terminates May 16, 2003)	42,000	-	-	(1,756)	-
Union Bank (terminates May 16, 2003)	84,000	-	-	(3,577)	-
Fleet Bank (terminates May 16, 2003)	42,000	-	-	(1,767)	-

Interest rate collar agreements:
PNC Bank (terminates May 25, 2003)	47,000	-	-	(916)	-
Fleet Bank (terminates May 25, 2003)	47,000	-	-	(916)	-
Union Bank (terminates June 5, 2003)	94,000	-	-	(1,341)	-
PNC Bank (terminates June 5, 2003)	94,000	-	-	(1,093)	-

Interest rate Flooridor:
Fleet Bank (terminates May 12, 2003)	252,000	1,018	-	2,640	-

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods.  Ultimate results could differ from those estimates.

4.  Long-term debt:

The Company had the following long-term debt outstanding as of December 31 (In thousands):

	2000	1999

Credit facility:
Revolver	$ 93,350	$113,000
Term Loan A (terminates 04/03/2008)	450,000	100,000
Term Loan B (terminates, 04/03/2008)	237,500	-
Term Loan C (terminates, 04/03/2009)	237,500	-
	1,018,350	213,000

Deferred gain on hedge and swap agreements	7,374	1,742
9 5/8% Senior Subordinated Notes	125,000	125,000
Other	6,748	-
Long-term liabilities	$1,157,472	$339,742

Credit facility – On April 3, 2000, the Company amended and restated its credit facility, increasing it from $300 million to $1.2 billion in addition to creating a new $175 million incremental facility. The credit facility was amended and restated again on June 29, 2000 to increase the incremental facility from $175 million to $275 million. Advances under the credit facility bear interest at the London Interbank Offering Rate (“LIBOR”) plus an applicable margin (2.85% as of December 31, 2000) based on the Company’s ratio of indebtedness to annualized operating cash flow as of the end of the most recently completed fiscal quarter.  As of December 31, 2000, the effective rate of interest on the credit facility, excluding the impact of hedge agreements, was 9.48%.  A commitment fee of 0.50% on the unused portion of the credit facility is payable quarterly. Borrowings under the credit facility are secured by a pledge of all the assets of the Company, excluding its ownership in the stock of Cellular 2000, Inc. and its 70% ownership in Wireless Alliance, LLC. Mandatory commitment reductions are required upon any material sale of assets. The credit facility is subject to various covenants, including the ratio of indebtedness to annualized operating cash flow and the ratio of annualized operating cash flow to interest expense. As of December 31, 2000, the Company was in compliance with all covenants under the credit facility.

In conjunction with the April 3, 2000 amendment to the credit facility, the Company wrote off deferred costs of $1.3 million during the second quarter of 2000, of which approximately $925,000 was treated as an extraordinary item while $358,000 was treated as interest expense in the accompanying income statements.

The credit facility was also amended and restated in December 2000 in connection with the acquisition of Saco River and to amend certain covenants. After completing the acquisition of Saco River, as of January 1, 2001, the Company had drawn approximately $1.2 billion with additional availability under our credit facility of approximately $70 million.

9 5/8 % Senior Subordinated Notes - On May 14, 1998, the Company issued $125 million principal amount of 9 5/8 % Senior Subordinated Notes due 2008. Interest on the Senior Subordinated Notes is payable semi-annually on May 15 and November 15 of each year. The Senior Subordinated Notes will mature on May 15, 2008, and are redeemable, in whole or in part, at the option of the Company, at any time on or after May 15, 2003.  In addition, at any time prior to May 15, 2001, the Company may redeem up to 25% of the aggregate principal amount of Senior Subordinated Notes with the net cash proceeds of a qualifying event at a price equal to 109.625% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption; provided that at least $90 million in aggregate principal amount of Senior Subordinated Notes remains outstanding immediately after such redemption. A qualified event is a public equity offering or one or more strategic equity investments which in either case results in aggregate net proceeds to the Company of not less than $50 million. Within 30 days after the occurrence of a change of control, the Company will be required to make an offer to purchase all outstanding Senior Subordinated Notes at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase. The Senior Subordinated Notes are unsecured senior subordinated obligations of the Company and will be subordinated in right of payment to future senior indebtedness (as defined in the Indenture related to the Senior Subordinated Notes) of the Company and effectively subordinated to all obligations of the Company’s subsidiaries (including the guarantees by such subsidiaries of the credit facility described above).

Maturities of the credit facility and Senior Subordinated Notes as of December 31, 2000, are as follows (In thousands):

Year	Amount
2001	$ -
2002	-
2003	53,252
2004	89,377
2005	105,439
Thereafter	895,282
Total	$1,143,350

Deferred gain on hedge and swap agreements – In May 2000, the Company settled swaps it had entered into in August 1998 with a total notional amount of $165 million, resulting in a gain of approximately $3.1 million.  In July 2000, the Company settled swaps it had entered into in February 1999 with a total notional amount of $250 million, resulting in a gain of approximately $2.8 million.  Gains from these transactions are being accreted as a reduction of interest expense over the lives of the underlying debt instruments.

Other – In conjunction with the acquisition of Triton Cellular, the Company became part of a purchase option agreement whereby it may acquire certain cell sites in the future for $6.5 million.  The option expires February 28, 2003.  Since the Company expects to exercise the option, the unpaid portion of the total cost has been included as long-term debt.  The Company assumed an agreement to utilize the assets covered by the option for the period prior to exercising the option.  The ongoing payments pursuant to this agreement have been reflected as interest expense in the accompanying consolidated statements of operations.

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

Notional amounts outstanding at December 31, 2000, for interest rate swaps total $252.0 million with expected maturity on May 16, 2003.  The interest rate swaps effectively lock the interest rate on $252.0 million of the Company’s credit facility borrowings between 7.592% and 7.632%.

Notional amounts outstanding at December 31, 2000, for interest rate collars with expected maturity on May 25, 2003, effectively guarantee the Company’s interest on $47.0 million of the Company’s credit facility not to exceed 9.0% and not to be less than 5.86% and also guarantee interest on an additional $47.0 million of the Company’s credit facility not to exceed 9.0% and not to be less than 6.1%.

Notional amounts outstanding at December 31, 2000, for interest rate collars with expected maturity on June 5, 2003, effectively guarantee the Company’s interest on $188.0 million of the Company’s credit facility not to exceed 9.0% and not to be less than 6.5%.

During 2000, the Company entered into an interest rate instrument (“Flooridor”) that is carried at the lower of cost or market in the accompanying balance sheet.  The Flooridor does not qualify for hedge accounting treatment under SFAS No. 133 and will be required to be recorded in the balance sheet at fair value.  The related changes in fair value will be included in our statement of operations.

6. Preferred Securities:

The Company has also issued the following preferred securities with liquidation preferences of $1,000 per share:

	Dividend rate per annum	Number of shares originally issued	Shares distributed as dividends through December 31, 2000	Accrued dividends at December 31, 2000 (In thousands)
Senior Exchangeable Preferred Stock	11.375%	150,000	42,556	$ 2,738
Junior Exchangeable Preferred Stock	12.250%	140,000	13,283	2,347
Redeemable Voting Convertible Preferred Stock (“Class M”)	8.000%	110,000	-	6,600
Class T Convertible Preferred Stock	4.000%	7,541	-	226
Total		407,541	55,839	$11,911

Dividends on the Senior Exchangeable Preferred Stock are cumulative, payable quarterly, and may be paid, at the Company’s option, on any dividend payment date occurring on or before May 15, 2003 either in cash or by the issuance of additional shares of Senior Exchangeable Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends.  Thereafter, all dividends will be payable in cash only.

Dividends on the Junior Exchangeable Preferred Stock are cumulative, are payable quarterly, and may be paid, at the Company’s option, on any dividend payment date occurring on or before February 15, 2005 either in cash or by the issuance of additional shares of Junior Exchangeable Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends.  Thereafter, all dividends will be payable in cash only.

Dividends on the Class M Preferred Stock are cumulative and accrue at 8% per annum. The Class M Preferred Stock may be converted into common stock at $53 per share. The shares of Class M Preferred Stock may vote on all matters submitted for a vote of the holders of the common stock on an as converted basis.

In order to comply with the FCC rules regarding cross-ownership of cellular licensees within a given market, the Company issued 7,541 shares of Class T Convertible Preferred Stock to Telephone & Data Systems, Inc. (“TDS”) with a par value of $1,000 on March 31, 2000 in exchange for 43,000 shares of Class A Common Stock and 105,940 shares of Class B Common Stock owned by TDS. TDS or the Company can convert the Class T preferred stock into the original number of shares of Class A or Class B Common Stock in the future if ownership by TDS of the Common Stock would then be permissible under FCC rules. Dividends on the Class T preferred stock are cumulative and have a fixed coupon rate of 4% per annum.

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

7.  Shareholders’ Equity:

Authorized Shares

On March 22, 2000, the Company’s shareholders voted to approve a proposal to adopt an amendment to the Articles of Incorporation of the Company that increased the number of authorized shares of capital stock to 300,000,000 shares, consisting of 200,000,000 shares of Class A common stock, 10,000,000 shares of Class B common stock and 90,000,000 undesignated shares.

Common Stock Rights

Class A common shareholders are entitled to one vote for each share owned while Class B common shareholders are entitled to ten votes for each share owned.  Each share of Class B common stock may at any time be converted into one share of Class A common stock at the option of the holder.  Additionally, all issued Class B common shares will be converted into an equivalent number of Class A common shares upon the affirmative vote of not less than 66 2/3% of the then issued Class B common shares.  Further, Class B common shares are automatically converted to an equal number of Class A common shares if they are transferred to anyone who is not an affiliate of the transferring shareholder of the Company.

On April 30, 2000 RCC adopted a shareholder rights plan for its Class A Common Stock and Class B Common Stock. The rights plan gives each holder of Class A Common Stock the right to purchase 1/100th of a newly authorized preferred share that is essentially equivalent to one share of Class A Common Stock and each holder of Class B Common Stock the right to purchase 1/100th of a newly authorized preferred share, essentially equivalent to one share of Class B Common Stock.  The exercise price for both the Class A rights and the Class B rights is $120 per right.

The rights become exercisable by existing shareholders only following the acquisition by a buyer, without prior approval of the Company’s board of directors, of 15% or more of the outstanding Common Stock, Class A and Class B, or following the announcement of a tender offer for 15% of the outstanding Common Stock.  If a person acquires 15% or more of the Company’s Common Stock, each right (except those held by the acquiring person) will entitle the holder to purchase shares of the company’s Class A or Class B Common Stock, as appropriate, having a market value of twice the right’s exercise price, or, in effect, at a 50% discount from its then current market value.  If the Company were acquired in a merger or similar transaction after a person acquires 15% of the Company’s outstanding Common Stock, without prior approval of the board of directors, each right would entitle the holder (other than the acquirer) to purchase shares of the acquiring company having a market value of twice the exercise price of the right, or, in effect, at a discount of 50%. Until the acquisition by any person of 15% or more of the Company’s Common Stock, the rights can be redeemed by the board of directors for $.001 per right.

Stock Compensation Plans

The stock compensation plan (the “Plan”) for employees authorizes the issuance of up to 2,400,000 shares of Class A common stock in the form of stock options, stock appreciation rights or other stock-based awards.  The Plan provides that the exercise price of any option shall not be less than 85% of the fair market value of the Class A common stock as of the date of the grant (100% in the case of incentive stock options).  Options and other awards granted under the Plan shall vest and become exercisable as determined by the Board of Directors or a stock option committee.

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

Options outstanding as of December 31, 2000 have exercise prices ranging between $8.75 and $79.25. Information related to stock options is as follows:

	2000		1999		1998
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options
Outstanding, beginning of period	1,046,547	$12.36	872,700	$11.17	735,200	$ 9.47
Granted	299,950	70.86	323,250	14.53	291,250	14.66
Exercised	(55,375)	10.92	(129,903)	9.95	(123,750)	9.78
Canceled	(24,700)	40.66	(19,500)	10.99	(30,000)	9.13
Outstanding, end of period	1,266,422	17.18	1,046,547	12.36	872,700	11.17
Exercisable, end of period	488,052	12.28	317,557	11.15	264,590	10.06
Weighted average fair value of options granted		$55.94		$10.94		$ 10.04

The Company accounts for stock options under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized.  Had compensation cost for the Company’s plans been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s results of operations and net loss per share would have been adjusted to the following pro forma amounts:

	Years ended December 31,
(In thousands except for per share data)	2000	1999	1998
Net loss:
As reported	$(83,334)	$(11,062)	$(15,714)
Pro forma	(84,782)	(12,510)	(16,790)
Basic and diluted net loss per share:
As reported	$(7.24)	$(1.22)	$(1.76)
Pro forma	$(7.37)	$(1.38)	$(1.88)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998: expected volatility of 63.47%, 54.78% and 50.50%, respectively; risk-free interest rates of 8.5%; expected life of 10 years and no expected dividend yield.  The per share weighted average fair value of options granted in 2000, 1999 and 1998 was $55.94, $10.94 and $10.04 per share, respectively.

8.  Income Taxes:
The components of the Company’s income tax provision are as follows (In thousands):

                                                                           Years ended December 31,

	2000	1999	1998
Current:
Federal	$ -	$ -	$ -
State	-	37	-
	-	37	-
Deferred	-	-	-
	$ -	$ 37	$ -

The Company’s income tax provision for the year ended December 31,1999 relates to franchise fees for states in which the Company has operations.

The income tax effect of the items that create deferred income tax assets and liabilities are as follows (In thousands):

December 31,

	2000	1999
Deferred income tax assets:
Operating loss carryforwards	$52,116	$19,280
Tax credit carryforwards	85	85
Temporary differences:
Allowance for doubtful accounts	769	1,202
Other	2,407	326
Valuation allowance	(19,242)	(2,596)
Total deferred income tax assets	36,135	18,297
Deferred income tax liabilities:
Depreciation	(12,721)	(8,471)
Intangible assets	(21,714)	(8,751)
Other	(1,700)	(1,075)
Net deferred income tax asset	$-	$-

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

As of December 31, 2000, the Company had tax operating loss carryforwards of approximately $137.0 million available to offset future income tax liabilities.  These carryforwards expire in the years 2006 through 2020.  The Tax Reform Act of 1986 contains provisions that may limit the availability and timing of usage of net operating loss carryforwards in the event of certain changes in the ownership of the Company’s common stock.

9.  Commitments and Contingencies:

Employment Agreements

The Company has employment agreements with certain executive officers with terms of three years.  These agreements provide for payment of amounts up to three times their annual compensation if there is a termination of their employment as a result of change in control of the Company, as defined in the agreements.  The maximum contingent liability under these agreements was $3.0 million at December 31, 2000.

Legal and Regulatory Matters

The Company is subject to various legal and regulatory matters arising in the normal course of business.  Management does not believe any of these matters will have a significant effect on the Company and its financial position or results of operations.

Leases (In thousands)

The Company leases office space and real estate under noncancelable operating leases.  Future minimum payments under these leases as of December 31, 2000 are as follows:

Year	Amount
2001	$5,396
2002	4,221
2003	3,590
2004	2,430
2005	1,247
Thereafter	1,396
Total	$18,280

Under the terms of the lease agreements, the Company also is responsible for certain operating expenses and taxes.  Total rent expense of $5.8 million, $3.3 million and $2.3 million was charged to operations for the years ended December 31, 2000, 1999 and 1998, respectively.

10.  Defined Contribution Plan:

The Company has a defined contribution savings and profit-sharing plan for employees who meet certain age and service requirements.  Under the savings portion of the plan, employees may elect to contribute a percentage of their salaries to the plan, with the Company contributing a matching percentage of the employees’ contributions.  Under the profit-sharing portion of the plan, the Company contributes a percentage of employees’ salaries.  Contributions charged to operations for the years ended December 31, 2000, 1999 and 1998 were $662,000, $435,000 and $297,000 respectively.  The percentages the Company matches under the savings portion of the plan and contributes under the profit-sharing portion of the plan are determined annually by the Company’s Board of Directors.

11.  Supplemental Cash Flow Information:

	Years ended December 31, (In thousands)
	2000	1999	1998
Cash paid for:
Interest	$76,640	$25,488	$16,273
Income taxes	-	46	-

12. Events Subsequent to December 31, 2000:

Rural Cellular Corporation completed the $194 million acquisition of the outstanding shares of the Saco River Telegraph and Telephone Company (“Saco River”) on January 1, 2001. Saco River provides wireless and ILEC telecommunication services to southern Maine and eastern New Hampshire. Saco River’s wireless services in the Portsmouth, NH MSA are provided under the name StarCellular and include 284,000  POPs covering 1,000 square miles. The acquisition of Saco River was financed through RCC’s existing credit facility. The PCS licenses are currently not built out and cover approximately 1,080,000 POPs. These license areas are contiguous to RCC’s existing Northeast properties.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Rural Cellular Corporation:

          We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Rural Cellular Corporation’s Form 10-K and have issued our report thereon dated February 2, 2001.  Our audit was made for the purpose of forming an opinion on those statements taken as a whole.  The schedule listed in the index of consolidated financial statements is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements.  This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

Arthur Andersen LLP

Minneapolis, Minnesota,
February 2, 2001

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts

Allowance for Uncollectible Accounts:

	Years Ended December 31,
(In thousands)	2000	1999	1998
Balance, at beginning of year	$ 894	$1,555	$1,146
Additions charged to income	9,440	3,029	2,843
Write-offs, net of recoveries	(7,949)	(3,690)	(2,434)
Balance, at end of year	$ 2,385	$ 894	$1,555

EXHIBIT INDEX

Number	Description
2.1	Asset Purchase Agreement among Triton Cellular Partners, L.P. and Rural Cellular Corporation as of November 8, 1999	[1]
3.1(a)	Articles of Incorporation	[2]
3.1(b)	Amendment to Articles of Incorporation, effective March 24, 2000	[2]
3.2(a)	Amended and Restated Bylaws	[2]
3.2(b)	Amendment to Amended and Restated Bylaws, effective March 22, 2000	[2]
4.1	Indenture dated May 14, 1998 between the Registrant, as Issuer, and Norwest Bank Minnesota, N.A., as Trustee, with respect to the 9 5/8% Senior Subordinated Notes Due 2008	[3]
4.2	Form of the 9 5/8% Senior Subordinated Notes Due 2008 (included as an exhibit to the Indenture, filed herewith as Exhibit 4.1)	[3]
4.3	Certificate of Designation of 11 3/8% Senior Exchangeable Preferred Stock	[3]
4.4	Certificate of Designation of 12 1/4% Junior Exchangeable Preferred Stock	[2]
4.5(a)	Class A Share Rights Agreement dated April 30, 1999	[4]
4.5(b)	Amendment to the Class A Rights Agreement dated March 31, 2000	[5]
4.6(a)	Recapitalization Agreement dated October 31, 1999 by and between Rural Cellular Corporation and Telephone and Data Systems, Inc.	[6]
4.6(b)	First Amendment to Recapitalization Agreement dated December 6, 1999 by and between Rural Cellular Corporation and Telephone and Data Systems, Inc.	[6]
4.6(c)	Second Amendment to Recapitalization Agreement dated March 31, 2000 by and between Rural Cellular Corporation and Telephone and Data Systems, Inc.	[6]
4.6(d)	Registration Rights Agreement dated March 31, 2000 by and between Rural Cellular Corporation and Telephone and Data Systems, Inc.	[6]
4.6(e)	Certificate of Designation of Voting Power, Preferences and Relative Participating, Optional and Other Special Rights, Qualifications, and Restrictions of Class T Convertible Preferred Stock of Rural Cellular Corporation	[6]
4.7(a)	Preferred Stock Purchase Agreement dated April 3, 2000 among Rural Cellular Corporation, Madison Dearborn Capital Partners III, L.P., Madison Dearborn Special Equity III, L.P., Special Advisors Fund I, LLC, Boston Ventures Limited Partnership V and Toronto Dominion Investments, Inc. (collectively "Class M Investors")	[6]
4.7(b)	Certificate of Designation of Voting Power, Preferences and Relative Participating, Optional and Other Special Rights, Qualifications and Restrictions of Class M Redeemable Voting Convertible Preferred Stock of Rural Cellular Corporation	[6]
4.7(c)	Registration Rights Agreement dated April 3, 2000 among Rural Cellular Corporation and Class M Investors	[6]
10.1(a)	Second Amended and Restated Loan Agreement dated April 3, 2000 among Rural Cellular Corporation and certain financial institutions and Toronto Dominion (Texas), Inc. as administrative agent	[7]
10.1(b)	Third Amended and Restated Loan Agreement dated June 29, 2000 among Rural Cellular Corporation and certain financial institutions and Toronto Dominion (Texas), Inc. as administrative agent	[8]
10.1(c)	First Amendment to the Third Amended and Restated Loan Agreement dated December 14, 2000 among Rural Cellular Corporation and certain financial institutions and Toronto Dominion (Texas), Inc. as administrative agent	[14]
10.2(a)	Trademark and Trade Name License Agreements between Cellular 2000, Inc. and North Woods Cellular Partnership, Northern Lights Cellular Partnership, Great River Cellular Partnership, Cellular Five Partnership and Heartland Cellular Partnership	[9]
10.2(b)	Assignment and Assumption Agreements by and between the Registrant and each partnership	[9]
*10.3	1995 Stock Compensation Plan, as amended to date	[10]
*10.4	Stock Option Plan for Non-employee Directors, as amended to date	[11]
*10.5(a)	Employment Agreement with Richard P. Ekstrand effective January 22, 1999	[12]
*10.5(b)	Amendment to Employment Agreement with Richard P. Ekstrand effective January 1, 2001	[14]
*10.6(a)	Employment Agreement with Wesley E. Schultz effective January 22, 1999	[12]
*10.6(b)	Amendment to Employment Agreement with Wesley E. Schultz effective January 1, 2001	[14]
*10.7(a)	Employment Agreement with Ann K. Newhall effective February 6, 1999	[13]
*10.7(b)	Amendment to Employment Agreement with Ann K. Newhall effective January 1, 2001	[14]
*10.8	Change of Control Agreement with Scott Donlea effective January 1, 2001	[14]
*10.9	Change of Control Agreement with David Del Zoppo effective January 1, 2001	[14]
21	Subsidiaries of Registrant	[14]
23	Consent of Arthur Andersen LLP	[14]

*Indicates management contract or compensatory plan or agreement required to be filed as an exhibit to this Form.
[1]	Filed as an exhibit to Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.
[2]	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
[3]	Filed as an exhibit to Registration Statement on Form S-4 (SEC No. 333-57677), filed June 25, 1998, and incorporated herein by reference.
[4]	Filed as an exhibit to Registration Statement on Form 8-A filed May 19, 1999 and incorporated herein by reference.
[5]	Filed as an exhibit to Registration Statement on Form 8-A/A-1 filed April 18, 2000 and incorporated herein by reference.
[6]	Filed as an exhibit to Report on Form 8-K dated April 1, 2000 and incorporated herein by reference.
[7]	Filed as an exhibit to Report on Form 8-K/A dated April 1, 2000 and incorporated herein by reference.
[8]	Filed as an exhibit to Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.
[9]	Filed as an exhibit to Registration Statement on Form S-1 (Sec. No. 33-80189) filed December 8, 1995 and incorporated herein by reference.
[10]	Filed with definitive proxy statement for 2000 Annual Meeting on April 7, 2000 and incorporated herein by reference.
[11]	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
[12]	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.
[13]	Filed as an exhibit to Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.
[14]	Filed herewith.