Form 10-Q
period 2001-03-31
RURAL CELLULAR CORP
filed 2001-05-15
CIK 869561

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2000.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______________to ____________.

Commission File Number 0-27416

RURAL CELLULAR CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1693295
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
          YES☒                  NO ☐

          Number of shares of common stock outstanding as of the close of business on May 8, 2001:

Class A	11,128,101
Class B	727,416

Part I.    FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

(Unaudited)

ASSETS

	March 31, 2001	December 31, 2000
CURRENT ASSETS:
Cash	$76,403	$2,205
Accounts receivable, less allowance of $2,801 and $2,385	43,960	43,324
Inventories	7,745	6,753
Assets held for sale	37,131	-
Other current assets	2,348	2,618
Total current assets	167,587	54,900
PROPERTY AND EQUIPMENT, less accumulated depreciation of $103,424 and $93,446	245,190	234,490

LICENSES AND OTHER ASSETS:
Licenses and other intangible assets, less accumulated amortization of $81,742 and $66,574	1,561,366	1,442,806
Deferred debt issuance costs, less accumulated amortization of $5,778 and $5,163	21,863	22,331
Restricted funds in escrow	-	10,000
Other assets	12,572	7,269

Total licenses and other assets	1,595,801	1,482,406
	$2,008,578	$1,771,796

The accompanying notes are an integral part of these condensed consolidated balance sheets.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except par value)

(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2001	December 31, 2000
CURRENT LIABILITIES:
Accounts payable	$30,540	$41,545
Advance billings and customer deposits	8,800	7,563
Accrued interest	21,808	15,724
Dividends payable	14,336	11,911
Other accrued expenses	6,805	8,561
Total current liabilities	82,289	85,304
LONG TERM LIABILITIES	1,431,026	1,157,472

Total liabilities	1,513,315	1,242,776

PREFERRED SECURITIES	459,570	449,065

SHAREHOLDERS’ EQUITY:
Class A common stock; $.01 par value; 200,000 shares authorized, 11,126 and 11,034 issued	111	110
Class B common stock; $.01 par value; 10,000 shares authorized, 727 and 782 issued	7	8
Additional paid-in capital	191,509	190,751
Accumulated deficit	(139,171)	(110,914)
Accumulated other comprehensive loss	(16,763)	-

Total shareholders’ equity	35,693	79,955
	$2,008,578	$1,771,796

The accompanying notes are an integral part of these condensed consolidated balance sheets.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
 (Unaudited)

	Three months ended March 31,
	2001	2000
REVENUES:
Service	$70,036	$33,594
Roamer	23,215	10,310
Equipment	5,133	2,725
Total revenues	98,384	46,629
OPERATING EXPENSES:
Network costs	23,006	9,888
Cost of equipment sales	6,428	5,934
Selling, general and administrative	26,219	15,286
Depreciation and amortization	26,898	11,200
Total operating expenses	82,551	42,308
OPERATING INCOME	15,833	4,321
OTHER INCOME (EXPENSE):
Interest expense, net	(31,280)	(3,432)
Other	0	(22)
Other expense, net	(31,280)	(3,454)
INCOME (LOSS) BEFORE CUMULATIVE EFFECT ADJUSTMENT	(15,447)	867
CUMULATIVE EFFECT ADJUSTMENT	137	-
NET INCOME (LOSS)	(15,310)	867
PREFERRED STOCK DIVIDEND	(12,947)	(6,887)
NET LOSS APPLICABLE TO COMMON SHARES	$(28,257)	$(6,020)
NET LOSS PER BASIC COMMON AND DILUTED SHARE	$(2.39)	$(0.57)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	11,840	10,643

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three months ended March 31,
	2001	2000
OPERATING ACTIVITIES:
Net income (loss)	$(15,310)	$867
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	26,898	11,200
Change in financial instrument valuation	1,095	-
Other	(158)	125
Change in other operating elements:
Accounts receivable	1,587	(3,954)
Inventories	(794)	1,155
Other current assets	278	(307)
Accounts payable	(11,949)	(3,240)
Advance billings and customer deposits	684	251
Other accrued expenses	3,922	544
Net cash provided by operating activities	6,253	6,641
INVESTING ACTIVITIES:
Purchases of property and equipment, net	(7,255)	(2,520)
Purchases of wireless properties	(141,917)	-
Assets held for sale	(37,131)	-
Pending acquisition costs	-	(136,239)
Other	(36)	(683)
Net cash used in investing activities	(186,339)	(139,442)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock related to stock purchase plans and stock options	758	470
Proceeds from offering of common stock, net	-	160,546
Proceeds from issuance of preferred securities, net	-	158,167
Proceeds from swaption	8,720	-
Proceeds from issuance of long-term debt	315,350	1,000
Repayments of long-term debt	(69,650)	(186,000)
Payment of debt issuance costs	(1,101)	104
Other	207	-
Net cash provided by financing activities	254,284	134,287
NET INCREASE IN CASH	74,198	1,486
CASH, at beginning of year	2,205	1,285
CASH, at end of period	$76,403	$2,771

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1)          BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements for the three months ended March 31, 2001 and 2000 have been prepared by Rural Cellular Corporation and Subsidiaries (the “Company” or “RCC”) without audit. In the opinion of management, normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Report on Form 10-K for the year ended December 31, 2000.  The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the operating results for the full fiscal year or for any other interim periods.

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

In April 2000, RCC adopted a policy to include the associated expense from its incollect activity in network cost rather than reducing roaming revenue and to include Incollect Revenue as service revenue rather than increasing roaming revenue.  Roaming revenue will include only the revenue from other wireless providers’ customers who use RCC’s network (“Outcollect Revenue”). Prior periods have been restated to conform to this new presentation.  This change in presentation has no impact on operating income.

Recently Issued Accounting Pronouncements

In June 1998, SFAS No. 133 (as amended by SFAS No. 137 and No. 138), Accounting for Derivative Instruments and Hedging Activities, was issued. This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the fair value of the derivative be recognized currently in earnings unless specific hedge accounting criteria are met. If specific hedge accounting criteria are met, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets, liabilities or recognized in accumulated other comprehensive loss until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS No. 133, as amended, is effective January 1, 2001 for the fiscal year ended December 31, 2001.

As of January 1, 2001 the adoption of SFAS No. 133 resulted in a net benefit to the cumulative effect adjustment of $137,000 in the statement of operations, an increase to long term liabilities of $14.9 million, an increase to other assets of $1.6 million and an increase of $5.9 million to accumulated other comprehensive loss.  As of March 31, 2001, reflecting the change in fair market valuation of the Company's derivatives, interest expense increased by $1.1 million, long-term liabilities increased by $11.4 million, other assets decreased by $110,000 and accumulated other comprehensive loss increased by $10.9 million.  Management does not believe that adoption of SFAS No. 133 will significantly alter the Company's hedging strategies, however its application may increase the volatility of interest expense and other comprehensive income (loss).

Comprehensive income (loss)

The Financial Accounting Standards Board defines comprehensive income (loss) as all changes to the equity of a business enterprise during a period, except for those resulting from transactions with owners.  For example, dividend distributions are excepted.  Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss).  Net income (loss) may include such items as income (loss) from continuing operations, discontinued operations, extraordinary items, and cumulative effects of changes in accounting principles.

The Company’s first quarter 2001 total comprehensive loss is as follows:

(In thousands)	Three months ended March 31,
	2001	2000
Net loss applicable to common shares	$(28,257)	$(6,020)
Hedging activity:
Cumulative effect of SFAS No. 133	(5,917)	-
Quarterly hedging adjustment	(10,846)	-
Total comprehensive loss	$(45,020)	$(6,020)

Acquisitions

Effective April 2000, RCC acquired the Alabama, Kansas, Mississippi, Oregon and Washington cellular licenses, operations and related assets of Triton Cellular Partners, L.P. (“Triton Cellular”) for approximately $1.256 billion in cash.

Effective January 2001, RCC completed the $190 million acquisition of the outstanding shares of the Saco River Telegraph and Telephone Company (“Saco River”) for cash. Saco River provides wireless and ILEC telecommunication services to southern Maine and eastern New Hampshire. RCC has engaged an agent to sell, within the next twelve months, certain Saco River assets, primarily from the ILEC operations. As such, the estimated fair value of the entities for sale are included as a current asset and are treated as held for sale in the financial statements.

The following unaudited financial summary presents the consolidated results of operations for RCC together with the “Held for Sale” ILEC operations of Saco River Telegraph and Telephone for the three month period ended March 31, 2001.

(In thousands)	As Reported	ILEC (Assets held for sale)	Combined
REVENUES:
Service	$70,036	$2,686	$72,722
Roamer	23,215	-	23,215
Equipment	5,133	-	5,133
Total revenues	98,384	2,686	101,070
OPERATING EXPENSES:
Network costs	23,006	766	23,772
Cost of equipment sales	6,428	-	6,428
Selling, general and administrative	26,219	292	26,511
Depreciation and amortization	26,898	721	27,619
Total operating expenses	82,551	1,779	84,330
OPERATING INCOME	$15,833	$907	$16,740

EBITDA (1)	$42,731	$1,628	$44,359

(1)	EBITDA is the sum of earnings before interest, taxes, depreciation and amortization and is utilized as a performance measure within the cellular industry. EBITDA is not intended to be a performance measure that should be regarded as an alternative for other performance measures and should not be considered in isolation. EBITDA is not a measurement of financial performance under generally accepted accounting principles and does not reflect all expenses of doing business (e.g., interest expense, depreciation). Accordingly, EBITDA should not be considered as having greater significance than or as an alternative to net income or operating income as an indicator of operating performance or to cash flows as a measure of liquidity.

Accounting Treatment

The purchase prices for Triton Cellular and Saco River were allocated to the net assets based on their estimated fair values and the excess was allocated to licenses, customer lists and goodwill and is being amortized.  The purchase price allocations for Triton Cellular and Saco River have been completed on a preliminary basis, subject to adjustment should new or additional facts about the businesses become known. The Triton and Saco River acquisitions were accounted for under the purchase method of accounting; accordingly, operating results have been included from the date of acquisition.

The following unaudited pro forma information presents the consolidated results of operations as if the acquisition of Triton Cellular and Saco River, excluding Saco River’s ILEC, had occurred as of January 1, 2000. This summary is not necessarily indicative of what the results of operations of the Company and Triton Cellular and Saco River would have been if they had been a single entity during such period, nor does it purport to represent results of operations for any future periods.

Unaudited Pro forma Condensed Consolidated Statements of Operations (In thousands)

	Three months ended March 31,
	2001	% of Rev	2000	% of Rev
REVENUES:
Service	$70,036	71.2%	$62,913	66.9%
Roamer	23,215	23.6	25,947	27.6
Equipment	5,133	5.2	5,129	5.5
Total revenues	98,384	100.0	93,989	100.0
OPERATING EXPENSES:
Network costs	23,006	23.4	21,673	23.1
Cost of equipment sales	6,428	6.5	9,385	10.0
Selling, general and administrative	26,219	26.7	28,250	30.1
Depreciation and amortization	26,898	27.3	28,937	30.7
Total operating expenses	82,551	83.9	88,245	93.9
OPERATING INCOME	$15,833	16.1%	$5,744	6.1%

EBITDA (*)	$42,731	43.4%	$34,681	36.9%
Net loss applicable to common shares	$(28,257)	(28.7)%	$(35,980)	(38.3)%
Net loss per basic and diluted common share	$(2.39)		$(3.06)

(*)  See footnote (1) on page 9 under Acquisitions.

3)          LONG TERM LIABILITIES:

The Company had the following long-term liabilities:

	(In thousands)
	March 31, 2001	December 31, 2000
	Amount	Amount

Credit facility:
Revolver	$264,050	$93,350
Term loan A (terminates 04/03/2008)	450,000	450,000
Term loan B (terminates 04/03/2008)	237,500	237,500
Term loan C (terminates 04/03/2009)	237,500	237,500
Term loan D (terminates 10/03/2009)	75,000	-
	1,264,050	1,018,350

9 5/8% Senior subordinated notes	125,000	125,000
Derivative financial instruments and other long term liabilities	41,976	14,122
Total Long-term liabilities	$1,431,026	$1,157,472

Credit facility –Advances under the credit facility bear interest at the London Interbank Offering Rate (“LIBOR”) plus an applicable margin based on the Company’s ratio of indebtedness to annualized operating cash flow as of the end of the most recently completed fiscal quarter.  As of March 31, 2001, the effective rate of interest on the credit facility, excluding the impact of hedge agreements, was 9.08%.  A commitment fee of 0.50% on the unused portion of the credit facility is payable quarterly. Borrowings under the credit facility are secured by a pledge of all the assets of the Company, excluding its ownership in the stock of Cellular 2000, Inc. and its 70% ownership in Wireless Alliance, LLC. The credit facility is subject to various covenants, including the ratio of indebtedness to annualized operating cash flow and the ratio of annualized operating cash flow to interest expense. Mandatory commitment reductions will be required upon any material sale of assets.

Effective March 31, 2001, the credit facility was amended revising certain leverage covenant levels.  As of March 31, 2001, the Company was in compliance with all covenants under the credit facility.

4)          PREFERRED SECURITIES:

The Company has issued the following preferred stock with liquidation preferences of $1,000 per share:

	Dividend rate per annum	Number of shares originally issued	Shares distributed as dividends through March 31, 2001	Accrued dividends at March 31, 2001 (In thousands)
Senior Exchangeable Preferred Stock	11.375%	150,000	48,023	$2,816
Junior Exchangeable Preferred Stock	12.250%	140,000	17,969	2,419
Redeemable Voting Convertible Preferred Stock (“Class M”)	8.000%	110,000	-	8,800
Class T Convertible Preferred Stock	4.000%	7,541	-	301
Total		407,541	65,992	$14,336

As of March 31, 2001, unamortized debt issuance costs from the Company's preferred security issuances were approximately $13.9 million.

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

In order to comply with the Federal Communication Commission’s (“FCC”) rules regarding cross-ownership of cellular licensees within a given market, the Company issued 7,541 shares of Class T Convertible Preferred Stock to Telephone & Data Systems, Inc. (“TDS”) with a par value of $1,000 on March 31, 2000 in exchange for 43,000 shares of Class A Common Stock and 105,940 shares of Class B Common Stock owned by TDS. TDS or the Company can convert the Class T preferred stock into the original number of shares of Class A or Class B Common Stock in the future if ownership by TDS of the Common Stock would then be permissible under FCC rules. Dividends on the Class T preferred stock are cumulative and have a fixed coupon rate of 4% per annum.

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

5)          FINANCIAL INSTRUMENTS

As required by the credit facility, the Company must maintain interest rate swaps and collars on at least 50% of the principal amount of the loans outstanding for an average period of three years from the date of the hedge agreements.  The purpose of these financial instruments is to contain the interest rate variability of the Company’s long term debt.

As of March 31, 2001, the Company has entered into several financial instruments with a total outstanding notional amount of $1.012 billion. Income and expense associated with these instruments are accrued over the periods prescribed by the contracts.

The carrying amounts of the Company’s financial instruments are as follows:

		Interest rate range		Carrying amount
(In thousands)	Notional amount	(Not to exceed)	(Not to be less)	March 31, 2001	December 31, 2000
Financial asset
Cash	$-	-	-	$79,403	$2,205
Accounts receivable, net	-	-	-	43,960	43,324

Financial liabilities
Credit facility	-	-	-	1,264,050	1,018,850
9 5/8 % Senior Subordinated Notes	-	-	-	125,000	125,000
Other long term debt	-	-	-	41,976	14,122

Other financial instruments
Interest rate swap agreements:
TD Securities (terminates May 16, 2003)	$84,000	7.632%	7.632%	(5,226)	-
PNC Bank (terminates May 16, 2003)	42,000	7.632%	7.632%	(2,590)	-
Union Bank (terminates May 16, 2003)	84,000	7.591%	7.591%	(5,145)	-
Fleet Bank (terminates May 16, 2003)	42,000	7.598%	7.598%	(2,579)	-

Interest rate collar agreements:
PNC Bank (terminates May 25, 2003)	47,000	9.000%	6.510%	(1,758)	-
Fleet Bank (terminates May 25, 2003)	94,000	9.000%	5.810%	(2,706)	-
Union Bank (terminates June 5, 2003)	96,000	9.000%	5.480%	(1,489)	-
PNC Bank (terminates June 6, 2003)	94,000	9.000%	5.860%	(2,525)	-
Union Bank (terminates June 5, 2003)	46,000	9.000%	6.100%	(1,362)	-

Swaption (*):
TD Securities (terminates March 15, 2008)	131,016	-	-	(9,641)

Interest rate Flooridor (**):
Fleet Bank (terminates May 12, 2003)	252,000	-	-	2,530	-
Total	$1,012,016

(*) Rural Cellular Corporation has $125 million in subordinated debt that was issued in May 1998 and matures in May 2008.  The $8.7 million value of an embedded call option within the subordinated debt was monetized in March 2001 resulting in a swaption.  The swaption qualifies for hedge accounting treatment under SFAS 133.

(**) During 2000, the Company entered into an interest rate instrument (“Flooridor”) that is carried at the lower of cost or market in the accompanying balance sheet.  The Flooridor does not qualify for hedge accounting treatment under SFAS No. 133 and will be required to be recorded in the balance sheet at fair value.  The related changes in fair value are included in our statement of operations.

6)          SUPPLEMENTAL DISCLOSURE OF CONDENSED CONSOLIDATED CASH FLOW
             INFORMATION:

	(In thousands) Three months ended March 31, (Unaudited)
	2001	2000
Cash paid during the period for interest	$24,727	$4,007

             Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                                       RESULTS OF OPERATIONS

INTRODUCTION

Affecting the year-to-year financial comparability of RCC is its acquisition activity. The Company materially expanded its business through the acquisition of Triton Cellular and Saco River in April 2000 and January 2001, respectively.

The April 2000 acquisition of Triton Cellular was accounted for under the purchase method of accounting and, therefore, the Company’s historical results of operations include the results of operations for Triton Cellular subsequent to the acquisition date.

The January 2001 acquisition of Saco River was also accounted for under the purchase method of accounting. In March 2001, however, RCC engaged an agent to sell the assets and liabilities of Saco River’s ILEC operations. As a result, the ILEC operations are treated as held for sale and excluded from the Company’s consolidated statements of operations.

Other factors affecting year-to-year financial comparability include increased borrowings under the Company’s credit facility and issuance of preferred securities.

Accordingly, the Company does not believe its historical financial condition and results of operations set forth below are indicative nor should they be relied upon as an indicator of  future performance.

GENERAL

Revenues primarily consist of service, roamer and equipment revenues, each of which is described below:

•            Service revenues include monthly access charges, charges for airtime used in excess of the time included in the service package purchased, long distance charges derived from calls placed by customers as well as cellular and paging equipment lease revenues. Total service revenues are affected by the number of customers, pricing, and number of minutes used. Additional charges include activation fees and charges for such features as voicemail, call waiting, and call forwarding. The Company also includes the charges to its customers when they use their cellular phone in other wireless providers' markets (“Incollect Revenue”) as service revenue.

•            Roamer revenues include only the revenue from other wireless providers’ customers who use RCC's network (“Outcollect Revenue”).

•            Equipment revenues include sales of cellular and paging equipment, accessory sales to customers, and network equipment reselling.

RCC’s operating expenses include network costs, cost of equipment sales, selling, general and administrative expenses and depreciation and amortization, each of which is described below:

•            Network costs include switching and transport expenses and the expenses associated with the maintenance and operation of the Company’s wireless network facilities, as well as charges from other service providers for resold minutes and the expense associated with incollect revenue.

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

•            Depreciation and amortization represents the costs associated with the depreciation of RCC’s fixed assets and the amortization of its intangible assets, primarily cellular license acquisition costs, goodwill and customer lists.  The high level of depreciation and amortization is associated with the Company’s acquisition activities and the build-out and upgrade of its network.

In addition to the operating expenses discussed above, RCC also incurs other income (expense), primarily interest expense related to financing and acquisition activities.

•            Interest expense primarily results from borrowings under the credit facility and senior subordinated notes, the proceeds of which were used to finance acquisitions and further develop the Company’s cellular network.  Also contributing to interest expense are adjustments reflecting the change in fair market value of the Company's derivatives not qualifying for hedge accounting.

•            Other income (expense) includes RCC’s minority partner's absorption of Wireless Alliance losses as accounted for under generally accepted accounting principles. RCC realized the maximum benefit from the allocation of losses to the minority partner as of December 31, 2000 and will receive no further benefit until Wireless Alliance generates income.

Preferred stock dividends are related to the Company’s issuances of preferred stock as described in the notes to the financial statements.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations data as a percentage of total revenues as well as other operating data for the periods indicated.

	Three months ended March 31,
	2001	2000
REVENUES:
Service	71.2%	72.1%
Roamer	23.6	22.1
Equipment	5.2	5.8
Total revenues	100.0	100.0
OPERATING EXPENSES:
Network costs	23.4	21.2
Cost of equipment sales	6.5	12.7
Selling, general and administrative	26.7	32.8
Depreciation and amortization	27.3	24.0
Total operating expenses	83.9	90.7
OPERATING INCOME	16.1	9.3
OTHER INCOME (EXPENSE):
Interest expense, net	(31.8)	(7.4)
Other	-	0.0
Other expense, net	(31.8)	(7.4)
INCOME (LOSS) BEFORE CUMULATIVE EFFECT ADJUSTMENT	(15.7)	1.9
CUMULATIVE EFFECT ADJUSTMENT	0.1	-
NET INCOME (LOSS)	(15.6)	1.9
PREFERRED STOCK DIVIDEND	(13.1)	(14.8)
NET LOSS APPLICABLE TO COMMON SHARES	(28.7)%	(12.9)%

The following table presents the Company’s operating data for the periods indicated.

Other Operating Data:	Three months ended March 31,
	2001	2000

Customers at period end:
Voice:
Postpaid	555,913	236,812
Prepaid	24,486	3,059
Wireless Alliance	14,517	16,659
Wholesale	23,069	-
	617,985	256,530
Paging	9,958	12,615
Total customers	627,943	269,145

Penetration: (1) (5)	10.1%	8.0%

Retention: (2)	98.0%	98.0%

Average monthly revenue per customer: (3)	$54	$57

Acquisition cost per customer: (4)	$247	$432

POPs (5)
RCC Cellular	5,161,000	2,469,000
Wireless Alliance	732,000	732,000
Total POPs	5,893,000	3,201,000

1.	Represents the ratio of wireless voice customers, excluding wholesale customers, at the end of the period to POPs.

2.	Determined for each period by dividing total postpaid wireless voice customers discontinuing service during such period by the average postpaid wireless voice customers for such period (customers at the beginning of the period plus customers at the end of the period, divided by two), dividing that result by the number of months in the period, and subtracting such result from one.

3.	Determined for each period by dividing the sum of access, airtime, roaming, long distance, features, connection, disconnection, and other revenues for such period by the monthly average postpaid wireless voice customers for such period (customers at the beginning of the period plus customers at the end of the period, divided by two), and dividing that result by the number of months in such period.

4.	Determined for each period by dividing selling and marketing expenses, net costs of equipment sales, and depreciation of rental telephone equipment by the gross postpaid wireless voice customers added during such period.

5.	Updated to reflect 2000 U.S. Census Bureau data.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

	Three Months EndedMarch 31, (In thousands)
	2001	% Change	2000
REVENUES:
Service	$70,036	108.5%	$33,594
Roamer	23,215	125.2	10,310
Equipment	5,133	88.4	2,725
Total revenues	98,384	111.0	46,629
OPERATING EXPENSES:
Network costs	23,006	132.7	9,888
Cost of equipment sales	6,428	8.3	5,934
Selling, general and administrative	26,219	71.5	15,286
Depreciation and amortization	26,898	140.2	11,200
Total operating expenses	82,551	95.1	42,308
OPERATING INCOME	$15,833	266.4%	$4,321

INTEREST EXPENSE	$(31,280)	811.4%	$(3,432)
PREFERRED STOCK DIVIDEND	$(12,947)	88.0%	$(6,887)
* EBITDA	$42,731	175.3%	$15,521

(*)  See footnote (1) under Acquisitions.

Revenues

Service Revenues. Consolidated service revenues for 2001 increased 108.5% to $70.0 million from $33.6 million in 2000. The revenue growth reflects the additional revenue resulting from the acquisitions of Triton Cellular and Saco River Telegraph and Telephone (“Saco River”) combined with additional customers added through increased penetration in existing markets. The Company expects service revenues to increase in the future primarily as a result of further anticipated industry-wide growth in customers and expansion of coverage.

Roamer Revenues. Reflecting the acquisition of Triton Cellular and Saco together with increases in outcollect roaming minutes, consolidated roamer revenues for 2001 increased 125.2% to $23.2 million from $10.3 million in 2000. Roaming minutes in existing markets have increased in part due to the activation of additional cell sites and increased industry-wide wireless usage resulting from the now popular single rate calling plans. Partially offsetting the revenue increase during 2001 was the decrease in roaming yield per minute. Including toll, outcollect yield decreased to $0.38 in 2001 as compared to $0.59 in 2000.

Equipment Revenues. Consolidated equipment revenues for 2001 increased 88.4% to $5.1 million from $2.7 million in 2000. This revenue growth reflects the additional equipment revenue from the Triton Cellular and Saco River operations and increased sales of network equipment.

Operating Expenses

Network Costs. Primarily reflecting the additional network costs from the acquisition of Triton Cellular and Saco River, consolidated network costs for 2001 increased 132.7% over 2000 to $23.0 million as compared to $9.9 million in 2000. Also contributing to this increase was the cost relating to greater incollect activity resulting from service plans with expanded local service areas. Partially offsetting the increase in incollect minutes was a decline in per minute cost.  For example, 2001 incollect cost per minute decreased to $0.30 as compared to $0.52 in 2000.  Total incollect cost was $11.7 million in 2001 as compared to $5.0 million in 2000. As a percentage of total revenues, consolidated network costs for 2001 increased to 23.4% from 21.2% in 2000.

Cost of Equipment Sales. Reflecting the additional equipment costs from the acquisitions of Triton Cellular and Saco River, cost of equipment sales for 2001 increased 8.3% over 2000 to $6.4 million. As a percentage of revenue, cost of equipment sales for 2001 decreased to 6.5% as compared to 12.7% in 2001.

Contributing to the decrease in cost of equipment sales, as a percentage of revenue, was a greater reliance on the Company’s phone service plans under which the cost of handsets are capitalized rather than included in cost of equipment. The initial cost of these capitalized handsets is also not included in the calculation of acquisition cost per customer (“ACPC”) which has therefore significantly contributed to the decrease in total ACPC in 2001 as compared 2000. The corresponding depreciation expense from capitalized handsets however, is included in ACPC.

Selling, General and Administrative. Selling, general and administrative expenses for 2001 increased 71.5% over 2000 to $26.2 million from $15.3 million. The increase in selling, general and administrative expenses primarily reflects RCC’s ownership of Triton Cellular and Saco River operations in 2001. Reflecting efficiencies resulting from the acquisition of Triton Cellular and Saco River, selling, general and administrative expenses, as a percentage of sales for 2001, decreased to 26.7% as compared to 32.8% in 2000.

Depreciation and Amortization. Depreciation and amortization expense for 2001 increased 140.2% over 2000 to $26.9 million from $11.2 million. The increase reflects added amortization relating to the intangible assets acquired from Triton Cellular and Saco River, additional depreciation attributable to Triton Cellular and Saco River’s property, plant and equipment and depreciation related to $59.6 million of capital expenditures during the first quarter of 2001and the last three quarters of 2000.

Other Income (Expense)

Interest Expense. Interest expense for 2001 increased 811.4% to $31.3 million as compared to $3.4 million in 2000. The increase primarily reflects increased borrowings under the credit facility to complete the acquisitions of Triton Cellular and Saco River. Also contributing to the increase in interest expense was a $1.4 million charge reflecting the change in fair market valuation of the Company’s derivatives not qualifying for hedge accounting.

Preferred Stock Dividends

Preferred stock dividends in 2001 increased 88.0% to $12.9 million as compared to $6.9 million in 2000. The increase primarily resulted from the issuances of junior and senior exchangeable preferred stock in February 2000, Class T preferred stock issued in March 2000 and Class M preferred stock issued in April 2000.

Dividends on the junior and senior preferred stock were and will be paid through the issuance of additional shares of exchangeable preferred stock. RCC will distribute 5,631 and 4,837 shares of Senior and Junior Preferred Stock dividends, respectively, on May 15, 2001.

Seasonality

The Company experiences seasonal fluctuations in revenues and operating income. RCC’s average monthly roaming revenue per cellular customer increases during the second and third calendar quarters. This increase reflects greater usage by roaming customers who travel in the Company’s cellular service area for weekend and vacation recreation or work in seasonal industries. Because RCC’s cellular service area includes many seasonal recreational areas, the Company expects that roaming revenues will continue to fluctuate seasonally more than service revenues.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $1.275 billion credit facility with a consortium of lenders. The credit facility provides for $275 million in revolving loans and $1.000 billion in term loans. As of March 31, 2001, $1.264 billion was outstanding under the credit facility. On March 31, 2001, the credit facility was amended to revise certain leverage covenant levels. As of March 31, 2001, the Company was in compliance with all covenants under the credit facility.

Under the credit facility, amounts may be borrowed, subject to mandatory repayments, or repaid at any time through maturity, provided that the outstanding borrowings do not exceed the total amount available. The Company had approximately $11.0 million available to borrow under the credit facility at March 31, 2001.

Net cash provided by operating activities was $6.3 million for the quarter ended March 31, 2001. Adjustments to the $15.3 million net loss to reconcile to net cash provided by operating activities included $26.9 million in depreciation and amortization, a $1.6 million decrease in accounts receivable, a $12.0 million decrease in accounts payable and a $3.9 million increase in other accrued expenses.

Net cash used in investing activities for the quarter ended March 31, 2001 was $186.3 million. The principal uses of cash included $141.9 million for the acquisition of Saco River, $37.1 million in assets “held for sale” from the Saco River ILEC and $7.3 million in purchases of property and equipment.

Not including capital expenditures required for the buildout of RCC’s Northeast Region PCS licenses, capital expenditures for 2001 are expected to be approximately $50 to $60 million. These purchases reflect the continued expansion of our existing cellular coverage, the leasing of handsets to certain customer groups and upgrading of existing cell sites and switching equipment. RCC has developed several buildout options for the Northeast PCS licenses.  Although a final decision regarding these options has not been made, the approximate cost is expected to be in the $10 to $15 million range.

Net cash provided by financing activities was $254.3 million for the quarter ended March 31, 2001, consisting primarily of $315.4 million from the issuance of long-term debt, partially offset by $69.7 million in repayments of long-term debt.  In addition, the Company received $8.7 million in proceeds from entering into a swaption contract.

The Company is currently marketing both the Saco River ILEC and its tower portfolio, including the Wireless Alliance towers.  Proceeds from the sale of both the towers and ILEC will be used to reduce the credit facility.

Based on the above, RCC’s primary liquidity requirements are for working capital, capital expenditures, debt service, and acquisitions. RCC will meet these requirements through cash flow from operations and utilization of cash on hand.

Forward Looking Statements

Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although RCC believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. A number of factors could cause actual results, performance, achievements of RCC, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include but are not limited to competitive considerations, success of customer enrollment initiatives, the ability to increase wireless usage and reduce customer acquisition costs, the successful integration of newly acquired operations with RCC’s existing operations, the ability to negotiate favorable roaming agreements, the ability to service debt incurred in connection with expansion, the resolution of certain network technology issues and other factors discussed from time to time in RCC's  Report on Form 10-K for the year ended December 31, 2000 and other filings with the Securities and Exchange Commission.  Investors are cautioned that all forward-looking statements involve risks and uncertainties.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Rural Cellular Corporation has used senior subordinated notes and bank credit facilities as part of its financing of acquisition activities, capital requirements and operations.  These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose RCC to interest rate risk, with the primary interest rate risk exposure resulting from changes in LIBOR or the prime rate, which are used to determine the interest rates that are applicable to borrowings under RCC’s bank credit facilities.  RCC uses derivative financial instruments, including interest rate swap and interest rate protection agreements, to manage interest rate risk.

At March 31, 2001, RCC had debt totaling $1.264 billion under the credit facility.  RCC has interest rate swap, collar, swaption and flooridor agreements covering debt with a notional amount of $1.012 billion to effectively change the interest on the underlying debt from a variable rate to a fixed rate for the term of the agreements.  After giving effect to these instruments, over 50% of RCC’s debt was essentially fixed rate debt at March 31, 2001.  For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows.  Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact our future earnings and cash flows, assuming other factors are held constant. Had RCC not entered into the interest rate swaps, collars and flooridor, and holding other variables constant, such as debt levels, a one percentage point increase in interest rates, net of the effect of derivatives, would have impacted pretax earnings and cash flows for the three months ended March 31, 2001 by approximately $3.0 million.

PART II.  OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

In January 2001, the Company completed the $190 million acquisition of the outstanding shares of the Saco River Telegraph and Telephone Company for cash.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
10.1 (a)	Second Amendment to third amended and restated loan agreement dated March 31, 2001 among Rural Cellular Corporation and certain financial institutions and Toronto Dominion (Texas), Inc. as administrative agent.

(b)  Reports on Form 8-K
A Report on Form 8-K dated February 20, 2001, was filed during the three months ended March 31, 2001, reporting under Item 9. Including in the Form 8-K was RCC’s 4th quarter 2000 financial press release issued on February 20, 2001 and the script of RCC’s prepared teleconference from the webcast earnings conference call held on February 21, 2001, 8:00 AM CT.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RURAL CELLULAR CORPORATION (Registrant)

Dated: May 15, 2001	/s/ Richard P. Ekstrand
Richard P. Ekstrand
President and Chief Executive Officer

Dated: May 15, 2001	/s/ Wesley E. Schultz
Wesley E. Schultz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)