Form 10-Q/A
period 2001-03-31
RURAL CELLULAR CORP
filed 2001-05-15
CIK 869561

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2001.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______________to ____________.

Commission File Number 0-27416

RURAL CELLULAR CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1693295
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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