Form 10-Q
period 2001-06-30
RURAL CELLULAR CORP
filed 2001-08-10
CIK 869561

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2001.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________to__________.

Commission File Number 0-27416

RURAL CELLULAR CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1693295
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer
Identification No.)

PO Box 2000
3905 Dakota Street SW
Alexandria, Minnesota 56308
(320) 762-2000
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the rities Exchange Act of 1934 during the preceding 12 months  (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            YES☒               NO☐

             Number of shares of common stock outstanding as of the close of business on August 2, 2001:

Class A	11,144,173
Class B	727,416

Part I.    FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

ASSETS

	June 30, 2001	December 31, 2000

CURRENT ASSETS:
Cash	$10,983	$2,205
Accounts receivable, less allowance of $4,826 and $2,385	53,459	43,324
Inventories	5,393	6,753
Assets held for sale	35,478	-
Other current assets	2,968	2,618

Total current assets	108,281	54,900

PROPERTY AND EQUIPMENT, less accumulated depreciation of $114,052 and $93,446	243,986	234,490

LICENSES AND OTHER ASSETS:
Licenses and other intangible assets, less accumulated amortization of $97,302 and $66,574	1,545,960	1,442,806
Deferred debt issuance costs, less accumulated amortization of $6,608 and $5,163	24,307	22,331
Restricted funds in escrow	-	10,000
Other assets	12,487	7,269

Total licenses and other assets	1,582,754	1,482,406

	$1,935,021	$1,771,796

The accompanying notes are an integral part of these condensed consolidated balance sheets.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except par value)
(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2001	December 31, 2000

CURRENT LIABILITIES:
Accounts payable	$26,190	$41,545
Advance billings and customer deposits	9,346	7,563
Accrued interest	10,388	15,724
Dividends payable	16,765	11,911
Other accrued expenses	7,553	8,561

Total current liabilities	70,242	85,304
LONG TERM LIABILITIES	1,378,940	1,157,472

Total liabilities	1,449,182	1,242,776

PREFERRED SECURITIES	470,372	449,065
SHAREHOLDERS’ EQUITY:
Class A common stock; $.01 par value; 200,000 shares authorized, 11,140 and 11,034 issued	111	110
Class B common stock; $.01 par value; 10,000 shares authorized, 727 and 782 issued	7	8
Additional paid-in capital	191,669	190,751
Accumulated deficit	(160,801)	(110,914)
Accumulated other comprehensive loss	(15,519)	-

Total shareholders’ equity	15,467	79,955

	$1,935,021	$1,771,796

The accompanying notes are an integral part of these condensed consolidated balance sheets.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
 (Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

REVENUES:
Service	$80,151	$66,608	$150,187	$100,202
Roaming	28,350	27,138	51,565	37,448
Equipment	4,545	6,011	9,678	8,736

Total revenues	113,046	99,757	211,430	146,386

OPERATING EXPENSES:
Network costs	26,255	23,643	49,261	33,531
Cost of equipment sales	5,924	10,713	12,352	16,647
Selling, general and administrative	29,644	25,216	55,863	40,502
Depreciation and amortization	27,689	25,795	54,587	36,995

Total operating expenses	89,512	85,367	172,063	127,675

OPERATING INCOME	23,534	14,390	39,367	18,711

OTHER INCOME (EXPENSE):
Interest expense, net	(31,919)	(27,825)	(63,199)	(31,257)
Other	5	-	5	(22)

Other expense, net	(31,914)	(27,825)	(63,194)	(31,279)

LOSS BEFORE CUMULATIVE EFFECT ADJUSTMENT AND EXTRAORDINARY ITEM	(8,380)	(13,435)	(23,827)	(12,568)
CUMULATIVE EFFECT ADJUSTMENT	-	-	137	-

NET LOSS BEFORE EXTRAORDINARY ITEM	(8,380)	(13,435)	(23,690)	(12,568)
EXTRAORDINARY ITEM	-	(925)	-	(925)

NET LOSS	(8,380)	(14,360)	(23,690)	(13,493)

PREFERRED STOCK DIVIDEND	(13,250)	(12,058)	(26,197)	(18,945)

NET LOSS APPLICABLE TO COMMON SHARES	$(21,630)	$(26,418)	$(49,887)	$(32,438)

NET LOSS PER BASIC COMMON AND DILUTED SHARE	$(1.82)	$(2.24)	$(4.21)	$(2.89)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	11,858	11,777	11,849	11,210

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six months ended June 30,
	2001	2000

OPERATING ACTIVITIES:
Net loss	$(23,690)	$(13,493)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	54,587	36,995
Change in financial instrument valuation	1,987	-
Other	250	1,561
Change in other operating elements:
Accounts receivable	(8,061)	(19,607)
Inventories	1,557	1,621
Other current assets	25	(29)
Accounts payable	(16,310)	4,476
Advance billings and customer deposits	1,230	419
Other accrued expenses	(6,749)	6,213

Net cash provided by operating activities	4,826	18,156

INVESTING ACTIVITIES:
Purchases of property and equipment, net	(18,235)	(12,202)
Purchases of wireless properties	(142,083)	(1,230,562)
Assets held for sale	(35,478)	-
Pending acquisition costs	-	(10,000)
Other	(404)	(845)

Net cash used in investing activities	(196,200)	(1,253,609)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock related to stock purchase plans and stock options	919	666
Proceeds from offering of common stock, net	-	160,546
Proceeds from issuance of preferred securities, net	-	263,514
Proceeds from swaption	8,720	-
Proceeds from termination of interest rate swaps	-	3,688
Proceeds from issuance of long-term debt	315,350	1,074,000
Repayments of long-term debt	(120,650)	(222,000)
Payment of debt issuance costs	(4,341)	(19,122)
Other	154	-

Net cash provided by financing activities	200,152	1,261,292

NET INCREASE IN CASH	8,778	25,839
CASH, at beginning of year	2,205	1,285

CASH, at end of period	$10,983	$27,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1)          BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2001 and 2000 have been prepared by Rural Cellular Corporation and Subsidiaries (the “Company” or “RCC”) without audit. In the opinion of management, normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Report on Form 10-K for the year ended December 31, 2000.  The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the operating results for the full fiscal year or for any other interim periods.

2)          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Roaming Revenue Reclassification

RCC generates revenue from charges to its customers when they use their cellular phone in other wireless providers’ markets (“Incollect Revenue”). Until April 2000, RCC included Incollect Revenue in the roaming revenue line item in its statement of operations. Expense associated with Incollect Revenue, charged by third-party wireless providers, was also included in roaming revenue on a net basis. RCC used this method because, historically, it has passed through to its customers most of the costs related to Incollect Revenue. However, the wireless industry, including RCC, has increasingly been using pricing plans that include flat rate pricing and larger home service areas. Under these types of plans, amounts charged to RCC by other wireless providers may not necessarily be passed through to its customers.

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

Supplemental disclosure of condensed consolidated cash flow information:

	(In thousands) Three months ended June 30, (Unaudited)		(In thousands) Six months ended June 30, (Unaudited)
	2001	2000	2001	2000

Cash paid for interest	$43,437	$27,551	$68,164	$31,558
Cash paid for income taxes	-	-	-	-

Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”) and No. 142, Goodwill and Other Intangible Assets (“FAS 142”).  FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment.  Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives but with no maximum life.  The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001.  With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective January 1, 2002.  The Company is currently evaluating the effect that adoption of the provisions of FAS 142 that are effective January 1, 2002, will have on its results of operations and financial position.

In June 1998, SFAS No. 133 (as amended by SFAS No. 137 and No. 138), Accounting for Derivative Instruments and Hedging Activities, was issued. This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The statement requires that changes in the fair value of the derivative be recognized currently in earnings unless specific hedge accounting criteria are met. If specific hedge accounting criteria are met, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets or liabilities or recognized in accumulated other comprehensive loss until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS No. 133, as amended, is effective January 1, 2001 for the fiscal year ended December 31, 2001.

The effect from the Company’s adoption of SFAS No. 133 on its financial statements is as follows:

	Three months ended June 30, 2001			Six months ended June 30, 2001
(In thousands)	Prior to SFAS No. 133 Adjustment	SFAS No. 133 Adjustment	As Reported	Prior to SFAS No. 133 Adjustment	SFAS No. 133 Adoption, (January 1, 2001)	SFAS No. 133 Adjustment	As Reported

Statement of Operations Data:
Interest expense, net	$31,027	$892	$31,919	$61,212	-	$1,987	$63,199
Cumulative effect adjustment	-	-	-	-	$137	-	$137

Balance Sheet Data:	As reported at March 31, 2001	SFAS No. 133 adjustment for three months ended June 30, 2001	As reported at June 30, 2001	At June 30, 2001 prior to SFAS No. 133 adjustment	SFAS No. 133 Adoption, (January 1, 2001)	SFAS No. 133 Adjustment for six months ended June 30, 2001	As Reported at June 30, 2001

ASSETS:
Other assets	$2,530	$(286)	$2,244	$1,019	$1,621	$(396)	$2,244
LIABILITIES:
Derivative financial instruments	$35,021	$(1,033)	$33,988	$8,720	$14,867	$10,401	$33,988
SHAREHOLDERS’ EQUITY:
Accumulated other comprehensive loss	$16,763	$(1,243)	$15,520	-	$5,917	$9,603	$15,520

Management does not believe that adoption of SFAS No. 133 will significantly alter the Company’s hedging strategies; however its application may increase the volatility of interest expense and other comprehensive income (loss).

Comprehensive income (loss)

The Financial Accounting Standards Board defines comprehensive income (loss) as all changes to the equity of a business enterprise during a period, except for those resulting from transactions with owners.  For example, dividend distributions are excepted.  Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss).  Net income (loss) applicable to common shares may include such items as income (loss) from continuing operations, discontinued operations, extraordinary items, and cumulative effects of changes in accounting principles.

The Company’s total comprehensive loss is as follows:

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000

Net loss applicable to common shares	$(21,630)	$(26,418)	$(49,887)	$(32,438)

Hedging activity:
Cumulative effect of SFAS No. 133	-	-	(5,917)	-
Quarterly hedging adjustment	1,243	-	(9,603)	-

Total comprehensive loss	$(20,387)	$(26,418)	$(65,407)	$(32,438)

Acquisitions

Effective April 2000, RCC acquired the Alabama, Kansas, Mississippi, Oregon and Washington cellular licenses, operations and related assets of Triton Cellular Partners, L.P. (“Triton Cellular”) for approximately $1.256 billion in cash.

Effective January 2001, RCC completed the $190 million acquisition of the outstanding shares of the Saco River Telegraph and Telephone Company (“Saco River”) for cash. Saco River provides wireless and ILEC telecommunication services to southern Maine and eastern New Hampshire. On May 21, 2001, the Company announced the signing of a definitive agreement with Country Road Communications, Inc. selling certain assets, primarily from the Saco River ILEC operations, for approximately $35.5 million. As a result, pending the close on the sale of the ILEC operations, the ILEC operations are treated as a held for sale current asset and excluded from the Company’s consolidated statements of operations.

The following unaudited financial summary presents the consolidated results of operations for RCC together with the “Held for Sale” ILEC operations of Saco River Telegraph and Telephone.

	Three months ended June 30, 2001			Six months ended June 30, 2001

(In thousands)	As Reported	ILEC (Assets held for sale)	Combined	As Reported	ILEC (Assets held for sale)	Combined

REVENUES:
Service	$80,151	$2,495	$82,646	$150,187	$5,181	$155,368
Roaming	28,350	-	28,350	51,565	-	51,565
Equipment	4,545	-	4,545	9,678	-	9,678

Total revenues	113,046	2,495	115,541	211,430	5,181	216,611

OPERATING EXPENSES:
Network costs	26,255	782	27,037	49,261	1,548	50,809
Cost of equipment sales	5,924	-	5,924	12,352	-	12,352
Selling, general and administrative	29,644	377	30,021	55,863	669	56,532
Depreciation and amortization	27,689	716	28,405	54,587	1,437	56,024

Total operating expenses	89,512	1,875	91,387	172,063	3,654	175,717

OPERATING INCOME	$23,534	$620	$24,154	$39,367	$1,527	$40,894

EBITDA (1)	$51,223	$1,336	$52,559	$93,954	$2,964	$96,918

(1)	EBITDA is the sum of earnings before interest, taxes, depreciation and amortization and is utilized as a performance measure within the cellular industry. EBITDA is not intended to be a performance measure that should be regarded as an alternative for other performance measures and should not be considered in isolation. EBITDA is not a measurement of financial performance under generally accepted accounting principles and does not reflect all expenses of doing business (e.g., interest expense, depreciation). Accordingly, EBITDA should not be considered as having greater significance than or as an alternative to net income or operating income as an indicator of operating performance or to cash flows as a measure of liquidity.

Accounting Treatment

The purchase prices for Triton Cellular and Saco River were allocated to the net assets based on their estimated fair values and the excess was allocated to licenses, customer lists and goodwill and is being amortized.  The purchase price allocation for Saco River has been completed on a preliminary basis, subject to adjustment should new or additional facts about the businesses become known. The Triton and Saco River acquisitions were accounted for under the purchase method of accounting; accordingly, operating results have been included from the date of acquisition.

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

Unaudited Pro forma Condensed Consolidated Statements of Operations
(In thousands)

	Three months ended June 30,				Six months ended June 30,

	2001	% of Rev	2000	% of Rev	2001	% of Rev	2000	% of Rev

REVENUES:
Service	$80,151	70.9%	$69,815	65.9%	$150,187	71.0%	$132,728	66.4%
Roaming	28,350	25.1	29,936	28.3	51,565	24.4	55,883	28.0
Equipment	4,545	4.0	6,172	5.8	9,678	4.6	11,301	5.7

Total revenues	113,046	100.0	105,923	100.0	211,430	100.0	199,912	100.0

OPERATING EXPENSES:
Network costs	26,255	23.2	25,308	23.9	49,261	23.3	46,981	23.5
Cost of equipment sales	5,924	5.2	11,217	10.6	12,352	5.8	20,602	10.3
Selling, general and administrative	29,644	26.2	26,696	25.2	55,863	26.4	54,946	27.5
Depreciation and amortization	27,689	24.5	26,404	24.9	54,587	25.8	55,341	27.7

Total operating expenses	89,512	79.1	89,625	84.6	172,063	81.3	177,870	89.0

OPERATING INCOME	$23,534	20.9	$16,298	15.4	$39,367	18.7	$22,042	11.0

EBITDA (*)	$51,223	45.3%	$42,702	40.3%	$93,954	44.4%	$77,383	38.7%

Net loss applicable to common shares	$(21,630)	(19.3)%	$(27,583)	(26.0)%	$(49,887)	(23.6)%	$(63,563)	(31.8)%

Net loss per basic and diluted common share	$(1.82)		$(2.34)		$(4.21)		$(5.40)

(*)  See footnote (1) on page 10 under Acquisitions.

3)          LONG TERM LIABILITIES:

The Company had the following long-term liabilities:

	(In thousands)
	June 30, 2001	December 31, 2000

Credit facility:
Revolver	$213,050	$93,350
Term loan A (terminates 04/03/2008)	450,000	450,000
Term loan B (terminates 04/03/2008)	237,500	237,500
Term loan C (terminates 04/03/2009)	237,500	237,500
Term loan D (terminates 10/03/2009)	75,000	-

	1,213,050	1,018,350

9 5/8% Senior subordinated notes	125,000	125,000
Derivative financial instruments	33,988	7,374
Other long-term liabilities	6,902	6,748

Total long-term liabilities	$1,378,940	$1,157,472

Credit facility – Advances under the credit facility bear interest at the London Interbank Offering Rate (“LIBOR”) plus an applicable margin based on the Company’s ratio of indebtedness to annualized operating cash flow as of the end of the most recently completed fiscal quarter.  As of June 30, 2001, the effective rate of interest on the credit facility, excluding the impact of hedge agreements, was 7.65%.  A commitment fee of 0.50% on the unused portion of the credit facility is payable quarterly. Borrowings under the credit facility are secured by a pledge of all the assets of the Company, excluding its ownership in the stock of Cellular 2000, Inc. and its 70% ownership in Wireless Alliance, LLC. The credit facility is subject to various covenants, including the ratio of indebtedness to annualized operating cash flow and the ratio of annualized operating cash flow to interest expense. Mandatory commitment reductions will be required upon any material sale of assets.

Effective March 31, 2001, the credit facility was amended revising certain leverage covenant levels.  As of June 30, 2001, the Company was in compliance with all covenants under the credit facility.

4)          PREFERRED SECURITIES:

The Company has issued the following preferred stock with liquidation preferences of $1,000 per share:

	Mandatory Redemption Date	Dividend rate per annum	Conversion price to common stock	Other features, rights, preferences and powers	Number of shares originally issued	Shares distributed as dividends through June 30, 2001	Accrued dividends at June 30, 2001 (In thousands)

Senior
Exchangeable Preferred Stock	05/15/2010	11.375%	---	Non-Voting	150,000	53,645	$2,895
Junior
Exchangeable Preferred Stock	02/15/2011	12.250%	---	Non-Voting	140,000	22,797	2,493
“Class M”
Redeemable Voting Convertible Preferred Stock	04/03/2012	8.000%	$53.000	Voting	110,000	-	11,000
“Class T”
Convertible Preferred Stock	N/A	4.000%	$50.631	Non-Voting	7,541	-	377

Total					407,541	76,442	$16,765

Preferred security balance sheet reconciliation:

(In thousands)	Amount

Preferred securities originally issued	$407,541
Preferred dividends issued	76,442
Unamortized issuance costs	(13,611)

Net preferred securities	$470,372

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

In order to comply with the Federal Communication Commission’s (“FCC”) rules regarding cross-ownership of cellular licensees within a given market, the Company issued 7,541 shares of Class T Convertible Preferred Stock to Telephone & Data Systems, Inc. (“TDS”) with a par value of $1,000 on June 30, 2000 in exchange for 43,000 shares of Class A Common Stock and 105,940 shares of Class B Common Stock owned by TDS. TDS or the Company can convert the Class T preferred stock into the original number of shares of Class A or Class B Common Stock in the future if ownership by TDS of the Common Stock would then be permissible under FCC rules. Dividends on the Class T preferred stock are cumulative and have a fixed coupon rate of 4% per annum.

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

As of June 30, 2001, the Company has entered into several financial instruments with a total outstanding notional amount of $1.012 billion. Income and expense associated with these instruments are accrued over the periods prescribed by the contracts.

The carrying amounts of the Company’s financial instruments are as follows:

		Interest rate range		Carrying amount

(In thousands)	Notional amount	(Not to exceed)	(Not to be less than)	June 30, 2001	December 31, 2000

Financial assets
Cash	$-	-	-	$10,983	$2,205
Interest rate Flooridor (*):
Fleet Bank (terminates May 12, 2003)	252,000	-	-	2,244	-
Accounts receivable, net	-	-	-	53,459	43,324

Total financial assets				$66,686	$45,529

Financial liabilities
Credit facility	-	-	-	$1,213,050	$1,018,850
9 5/8% Senior Subordinated Notes	-	-	-	125,000	125,000

				1,338,050	1,143,850
Derivative financial instruments
Interest rate swap agreements:
TD Securities (terminates May 16, 2003)	84,000	7.632%	7.632%	4,742	-
PNC Bank (terminates May 16, 2003)	42,000	7.632%	7.632%	2,353	-
Union Bank (terminates May 16, 2003)	84,000	7.591%	7.591%	4,678	-
Fleet Bank (terminates May 16, 2003)	42,000	7.598%	7.598%	2,352	-
Interest rate collar agreements:
PNC Bank (terminates May 25, 2003)	47,000	9.000%	6.510%	1,742	-
Fleet Bank (terminates May 25, 2003)	94,000	9.000%	5.810%	2,270	-
Union Bank (terminates June 5, 2003)	96,000	9.000%	5.480%	1,907	-
PNC Bank (terminates June 6, 2003)	94,000	9.000%	5.860%	2,395	-
Union Bank (terminates June 5, 2003)	46,000	9.000%	6.100%	1,381	-
Swaption (**):
TD Securities (terminates March 15, 2008)	131,016	-	-	10,168	-

	-			33,988	-
Other financial instruments	-	-	-	-	7,374
Other long-term liabilities	-	-	-	6,902	6,748

Total financial liabilities				$1,378,940	$1,157,972

(*) During 2000, the Company entered into an interest rate instrument (“Flooridor”) that is carried at the lower of cost or market in the accompanying balance sheet.  The Flooridor does not qualify for hedge accounting treatment under SFAS No. 133 and as such is recorded in the balance sheet at fair value.  The related changes in fair value are included in our statement of operations.

(**) Rural Cellular Corporation has $125 million in subordinated debt that was issued in May 1998 and matures in May 2008.  The $8.7 million value of an embedded call option within the subordinated debt was monetized in March 2001 resulting in a swaption.  The swaption qualifies for hedge accounting treatment under SFAS 133.

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

The January 2001 acquisition of Saco River was also accounted for under the purchase method of accounting. On May 21, 2001, the Company announced the signing of a definitive agreement with Country Road Communications, Inc. selling certain assets, primarily from the Saco River ILEC operations, for approximately $35.5 million. As a result, pending the close on the sale of the ILEC operations, the ILEC operations are treated as a held for sale current asset and excluded from the Company’s consolidated statements of operations. As a result, with the exception of the Saco River ILEC, the Company’s historical results of operations include the results of operations for Saco River subsequent to the acquisition date.

Other factors affecting year-to-year financial comparability include increased borrowings under the Company’s credit facility and issuance of preferred securities.

Accordingly, the Company does not believe its historical financial condition and results of operations set forth below are indicative nor should they be relied upon as an indicator of future performance.

GENERAL

Revenues primarily consist of service, roaming and equipment revenues, each of which is described below:

•	Service revenues include monthly access charges, charges for airtime used in excess of the time included in the service package purchased, long distance charges derived from calls placed by customers as well as cellular and paging equipment lease revenues. Total service revenues are affected by the number of customers, pricing, and number of minutes used. Additional charges include activation fees and charges for such features as voicemail, call waiting, and call forwarding. The Company also includes the charges to its customers when they use their cellular phone in other wireless markets (“Incollect Revenue”) as service revenue.
•	Roaming revenues include only the revenue from other wireless providers’ customers who use RCC's network (“Outcollect Revenue”).
•	Equipment revenues include sales of cellular and paging equipment, accessory sales to customers, and network equipment reselling.

RCC’s operating expenses include network costs, cost of equipment sales, selling, general and administrative expenses and depreciation and amortization, each of which is described below:

•	Network costs include switching and transport expenses and the expenses associated with the maintenance and operation of the Company’s wireless network facilities, as well as charges from other service providers for resold minutes and the expense associated with incollect revenue.

•	Cost of equipment sales includes costs associated with telephone equipment and accessories sold to customers. In recent years, the Company and other cellular providers have increased the use of discounts on phone equipment as competition between service providers has intensified. As a result, the Company has incurred, and expects to continue to incur, losses on equipment sales and increased marketing and selling costs per gross additional customer. RCC expects to continue these discounts and promotions because it believes they will result in increases in the number of cellular customers and, consequently, increased revenues.

•	Selling, general and administrative includes salaries, benefits, and operating expenses such as marketing, commissions, customer support, accounting, administration, and billing.
•	Depreciation and amortization represents the costs associated with the depreciation of RCC’s fixed assets and the amortization of its intangible assets, primarily cellular license acquisition costs, goodwill and customer lists. The high level of depreciation and amortization is associated with the Company’s acquisition activities and the build-out and upgrade of its network.

In addition to the operating expenses discussed above, RCC also incurs other income (expense), primarily interest expense related to financing and acquisition activities.

•	Interest expense primarily results from borrowings under the credit facility and senior subordinated notes, the proceeds of which were used to finance acquisitions and further develop the Company’s cellular network. Also contributing to interest expense are adjustments reflecting the change in fair market value of the Company’s derivatives not qualifying for hedge accounting.

Preferred stock dividends are related to the Company’s issuances of preferred stock as described in the notes to the financial statements.

The following table presents the Company’s operating data for the periods indicated.

Other Operating Data:	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

Penetration: (1) (2)	10.4%	9.1%	10.4%	9.1%

Retention: (3)	98.2%	98.3%	98.1%	98.2%

Average monthly revenue per customer: (4)	$60.32	$61.93	$56.92	$59.17

Acquisition cost per customer: (5)	$270	$338	$258	$369

Capital expenditures	$10,980	$9,682	$18,235	$12,202

Customers at period end:
Voice:
Postpaid cellular			574,772	476,697
Prepaid cellular			26,384	16,325
Wireless Alliance			13,895	16,525
Wholesale			23,384	-

			638,435	509,547
Paging			9,908	12,570

Total customers			648,343	522,117

POPs (1)
RCC Cellular			5,161,000	4,862,000
Wireless Alliance			732,000	732,000

Total POPs			5,893,000	5,594,000

1.	Updated to reflect 2000 U.S. Census Bureau data.

2.	Represents the ratio of wireless voice customers, excluding wholesale customers, at the end of the period to POPs.

3.	Determined for each period by dividing total postpaid wireless voice customers discontinuing service during such period by the average postpaid wireless voice customers for such period (customers at the beginning of the period plus customers at the end of the period, divided by two), dividing that result by the number of months in the period, and subtracting such result from one.

4.	Determined for each period by dividing the sum of access, airtime, roaming, long distance, features, connection, disconnection, and other revenues for such period by the monthly average postpaid wireless voice customers for such period (customers at the beginning of the period plus customers at the end of the period, divided by two), and dividing that result by the number of months in such period.

5.	Determined for each period by dividing selling and marketing expenses, net costs of equipment sales, and depreciation of rental telephone equipment by the gross postpaid wireless voice customers added during such period.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

The following table sets forth certain financial data as it relates to the Company's operations:

	Three months ended June 30,
	2001		2000

	Actual	% of Revenue	Actual	% of Revenue

REVENUES:
Service	$80,151	70.9%	$66,608	66.8%
Roaming	28,350	25.1	27,138	27.2
Equipment	4,545	4.0	6,011	6.0

Total revenues	113,046	100.0	99,757	100.0

OPERATING EXPENSES:
Network costs	26,255	23.2	23,643	23.7
Cost of equipment sales	5,924	5.2	10,713	10.7
Selling, general and administrative	29,644	26.2	25,216	25.3
Depreciation and amortization	27,689	24.5	25,795	25.9

Total operating expenses	89,512	79.1	85,367	85.6

OPERATING INCOME	23,534	20.9	14,390	14.4

OTHER INCOME (EXPENSE):
Interest expense, net	(31,919)	(28.2)	(27,825)	(27.9)
Other	5	-	-	-

Other expense, net	(31,914)	(28.2)	(27,825)	(27.9)

LOSS BEFORE CUMULATIVE EFFECT ADJUSTMENT AND EXTRAORDINARY ITEM	(8,380)	(7.3)	(13,435)	(13.5)
CUMULATIVE EFFECT ADJUSTMENT	-	-	-	-

NET LOSS BEFORE EXTRAORDINARY ITEM	(8,380)	(7.3)	(13,435)	(13.5)

EXTRAORDINARY ITEM	-	-	(925)	(0.9)

NET LOSS	(8,380)	(7.3)	(14,360)	(14.4)
PREFERRED STOCK DIVIDEND	(13,250)	(11.7)	(12,058)	(12.1)

NET LOSS APPLICABLE TO COMMON SHARES	$(21,630)	(19.0)%	$(26,418)	(26.5)%

Revenues

Service Revenues. Consolidated service revenues for 2001 increased 20.3% to $80.2 million from $66.6 million in 2000, primarily reflecting the additional revenue resulting from the acquisition of Saco River Telegraph and Telephone (“Saco River”) together with additional customers added through increased penetration in existing markets. The Company expects service revenues to increase in the future primarily as a result of further anticipated industry-wide growth in customers and expansion of coverage.

Roaming Revenues. Reflecting the acquisition of Saco River together with increases in outcollect roaming minutes, consolidated roaming revenues for 2001 increased 4.5% to $28.4 million from $27.1 million in 2000. Roaming minutes in existing markets have increased in part due to the activation of additional cell sites and increased industry-wide wireless usage. Partially offsetting the revenue increase during 2001 was the decrease in roaming yield per minute. Including toll, outcollect yield decreased to approximately $0.36 in 2001 as compared to $0.48 in 2000. AT&T Wireless and Verizon account for approximately 50% and 20%, respectively, of the Company’s outcollect minutes.

Equipment Revenues. Consolidated equipment revenues for 2001 decreased 24.4% to $4.6 million from $6.0 million in 2000. This revenue decline primarily reflects a greater emphasis on the Company’s use of phone service plans resulting in wireless handsets being capitalized as opposed to being recorded as equipment revenue.  Also contributing to the decline, the Company incurred a decrease in network equipment reselling.

Operating Expenses

Network Costs. Primarily reflecting the additional network costs from the acquisition of Saco River, consolidated network costs for 2001 increased 11.0% over 2000 to $26.3 million as compared to $23.6 million in 2000. Also contributing to this increase was the cost relating to higher incollect expense resulting from service plans with expanded local service areas. Partially offsetting the increase in incollect minutes was a decline in per minute cost. Incollect cost per minute in 2001 decreased to approximately $0.26 as compared to $0.39 in 2000.  Total incollect cost was $13.1 million in 2001 as compared to $13.8 million in 2000. As a percentage of total revenues, consolidated network costs for 2001 decreased to 23.2% as compared to 23.7% in 2000.

Cost of Equipment Sales. Cost of equipment sales for 2001 decreased 44.7% to $5.9 million as compared to $10.7 million in 2000. As a percentage of revenue, cost of equipment sales for 2001 decreased to 5.2% as compared to 10.7% in 2000. Contributing to the decrease in cost of equipment sales was a greater emphasis on the Company’s phone service plans under which the cost of handsets are capitalized rather than expensed as cost of equipment. The initial cost of these capitalized handsets is not included in the calculation of acquisition cost per customer (“ACPC”), contributing to the decrease in total ACPC in 2001 as compared to 2000. The corresponding depreciation expense from capitalized handsets, however, is included in ACPC. During 2001, the Company capitalized approximately $6.9 million in phone service handsets.

Selling, General and Administrative. Selling, general and administrative expenses for 2001 increased 17.6% over 2000 to $29.6 million from $25.2 million. The increase in selling, general and administrative expenses primarily reflects RCC’s ownership of Saco River operations in 2001.  Also contributing to the increase in selling, general and administrative expense was the Company’s adjustment to its provision for doubtful accounts to reflect recent collection history. Selling, general and administrative expenses, as a percentage of sales for 2001, increased to 26.2% from 25.3% in 2000.

Depreciation and Amortization. Depreciation and amortization expense for 2001 increased 7.3% over 2000 to $27.7 million from $25.8 million. The increase reflects added amortization relating to the intangible assets acquired from Saco River, additional depreciation attributable to Saco River’s property, plant and equipment and depreciation related to $61.1 million of capital expenditures during the first and second quarter of 2001and the third and fourth quarters of 2000.

Other Income (Expense)

Interest Expense. Interest expense for 2001 increased 14.7% to $31.9 million as compared to $27.8 million in 2000. The increase primarily reflects increased borrowings under the credit facility to complete the acquisitions of Saco River. Also contributing to the increase in interest expense was a $892,000 charge reflecting the change in fair market valuation of the Company’s derivatives not qualifying for hedge accounting.

Preferred Stock Dividends

Preferred stock dividends in 2001 increased 9.9% to $13.2 million as compared to $12.1 million in 2000. The increase primarily resulted from the issuances of junior and senior exchangeable preferred stock in February 2000, Class T preferred stock in March 2000 and Class M preferred stock in April 2000.

Dividends on the junior and senior preferred stock were and will be paid through the issuance of additional shares of exchangeable preferred stock which will result in incremental increases in dividends payable in future periods. RCC will distribute 5,791 and 4,985 shares of Senior and Junior Preferred Stock, respectively, in payment of dividends on August 15, 2001.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

The following table sets forth certain financial data as it relates to the Company's operations.

	Six months ended June 30,
	2001		2000

	Actual	% of Revenue	Actual	% of Revenue

REVENUES:
Service	$150,187	71.0%	$100,202	68.5%
Roaming	51,565	24.4	37,448	25.5
Equipment	9,678	4.6	8,736	6.0

Total revenues	211,430	100.0	146,386	100.0

OPERATING EXPENSES:
Network costs	49,261	23.3	33,531	22.9
Cost of equipment sales	12,352	5.8	16,647	11.4
Selling, general and administrative	55,863	26.4	40,502	27.7
Depreciation and amortization	54,587	25.8	36,995	25.3

Total operating expenses	172,063	81.3	127,675	87.3

OPERATING INCOME	39,367	18.7	18,711	12.7

OTHER INCOME (EXPENSE):
Interest expense, net	(63,199)	(29.9)	(31,257)	(21.3)
Other	5	-	(22)	-

Other expense, net	(63,194)	(29.9)	(31,279)	(21.3)

LOSS BEFORE CUMULATIVE EFFECT ADJUSTMENT AND EXTRAORDINARY ITEM	(23,827)	(11.2)	(12,568)	(8.6)
CUMULATIVE EFFECT ADJUSTMENT	137	0.1	-	-

NET LOSS BEFORE EXTRAORDINARY ITEM	(23,690)	(11.1)	(12,568)	(8.6)

EXTRAORDINARY ITEM	-	-	(925)	(0.6)

NET LOSS	(23,690)	(11.1)	(13,493)	(9.2)
PREFERRED STOCK DIVIDEND	(26,197)	(12.4)	(18,945)	(12.9)

NET LOSS APPLICABLE TO COMMON SHARES	$(49,887)	(23.5% )	$(32,438)	(22.1% )

Revenues

Service Revenues. Consolidated service revenues for 2001 increased 49.9% to $150.2 million from $100.2 million in 2000. The revenue growth reflects the additional revenue resulting from the acquisitions of Triton Cellular and Saco River Telegraph and Telephone (“Saco River”) combined with additional customers added through increased penetration in existing markets. The Company expects service revenues to increase in the future primarily as a result of further anticipated industry-wide growth in customers and expansion of coverage.

Roaming Revenues. Reflecting the acquisition of Triton Cellular and Saco together with increases in outcollect roaming minutes, consolidated roaming revenues for 2001 increased 37.7% to $51.6 million from $37.4 million in 2000. Roaming minutes in existing markets have increased in part due to the activation of additional cell sites and increased industry-wide wireless usage. Partially offsetting the revenue increase during 2001 was the decrease in roaming yield per minute. Including toll, outcollect yield decreased to $0.37 in 2001 as compared to $0.50 in 2000. AT&T Wireless and Verizon account for approximately 50% and 20%, respectively, of the Company’s outcollect minutes.

Equipment Revenues. Consolidated equipment revenues for 2001 increased 10.8% to $9.7 million from $8.7 million in 2000. This revenue decline primarily reflects a greater emphasis on the Company’s use of phone service plans resulting in wireless handsets being capitalized as opposed to being recorded as equipment revenue.  Also contributing to the decline, the Company incurred a decrease in network equipment reselling.

Operating Expenses

Network Costs. Primarily reflecting the additional network costs from the acquisition of Triton Cellular and Saco River and increases in incollect minutes, consolidated network costs for 2001 increased 46.9% over 2000 to $49.3 million as compared to $33.5 million in 2000. Also contributing to this increase was the cost relating to greater incollect activity resulting from service plans with expanded local service areas. Partially offsetting the increase in incollect minutes was a decline in per minute cost.  Incollect cost per minute in 2001 decreased to $0.28 from $0.40 in 2000.  Total incollect cost was $25.1 million in 2001 as compared to $18.8 million in 2000. As a percentage of total revenues, consolidated network costs for 2001 increased to 23.3% from 22.9% in 2000.

Cost of Equipment Sales. Cost of equipment sales for 2001 decreased 25.8% to $12.4 million as compared to $16.6 million in 2000. As a percentage of revenue, cost of equipment sales for 2001 decreased to 5.8% as compared to 11.4% in 2001. Contributing to the decrease in cost of equipment sales, as a percentage of revenue, was a greater emphasis on the Company’s phone service plans under which the cost of handsets is capitalized rather than expensed as cost of equipment. The initial cost of these capitalized handsets is not included in the ACPC contributing to the decrease in 2001 as compared to 2000. The corresponding depreciation expense from capitalized handsets, however, is included in ACPC.   During 2001, the Company capitalized approximately $12.9 million in phone service handsets.

Selling, General and Administrative. Selling, general and administrative expenses for 2001 increased 37.9% over 2000 to $55.9 million from $40.5 million. The increase in selling, general and administrative expenses primarily reflects RCC’s ownership of Triton Cellular and Saco River operations in 2001 Also contributing to the increase in selling, general and administrative expense was the Company’s adjustment to its provision for doubtful accounts to reflect recent collection history.  Reflecting efficiencies resulting from the acquisition of Triton Cellular and Saco River, selling, general and administrative expenses, as a percentage of sales, decreased to 26.4% in 2001 as compared to 27.7% in 2000.

Depreciation and Amortization. Depreciation and amortization expense for 2001 increased 47.6% over 2000 to $54.6 million from $37.0 million. The increase reflects added amortization relating to the intangible assets acquired from Saco River, additional depreciation attributable to Saco River’s property, plant and equipment and depreciation related to $61.1 million of capital expenditures during the first and second quarter of 2001and the third and fourth quarters of 2000.

Other Income (Expense)

Interest Expense. Interest expense for 2001 increased 102.2% to $63.2 million as compared to $31.3 million in 2000. The increase primarily reflects increased borrowings under the credit facility to complete the acquisitions of Triton Cellular and Saco River. Also contributing to the increase in interest expense was a $2.0 million charge reflecting the change in fair market valuation of the Company’s derivatives not qualifying for hedge accounting.

Preferred Stock Dividends

Preferred stock dividends in 2001 increased 38.3% to $26.2 million as compared to $18.9 million in 2000. The increase primarily resulted from the issuances of junior and senior exchangeable preferred stock in February 2000, Class T preferred stock in March 2000, and Class M preferred stock in April 2000.

Dividends on the junior and senior preferred stock were and will be paid through the issuance of additional shares of exchangeable preferred stock. RCC will distribute 5,791 and 4,985 shares of Senior and Junior Preferred Stock, respectively, in payment of dividends on August 15, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $1.275billion credit facility with a consortium of lenders. The credit facility provides for $275 million in revolving loans and $1.000 billion in term loans. (See Note 3 of Notes to Consolidated Financial Statements for further information) As of June 30, 2001, $1.213 billion was outstanding under the credit facility. On March 31, 2001, the credit facility was amended to revise certain covenants. As of June 30, 2001, the Company was in compliance with all covenants under the credit facility.

Under the credit facility, amounts may be borrowed, subject to mandatory repayments, or repaid at any time through maturity, provided that the outstanding borrowings do not exceed the total amount available. The Company had approximately $62.0 million available to borrow under the credit facility at June 30, 2001.

Net cash provided by operating activities was $4.9 million for the six months ended June 30, 2001. Adjustments to the $23.7 million net loss to reconcile to net cash provided by operating activities included $54.6 million in depreciation and amortization, an $8.1 million increase in accounts receivable, a $16.3 million decrease in accounts payable and a $6.7 million decrease in other accrued expenses.

Net cash used in investing activities for the six months ended June 30, 2001 was $196.2 million. The principal uses of cash included $142.1 million for the acquisition of Saco River, $35.5 million in assets “held for sale” in the Saco Rivers ILEC and $18.2 million in purchases of property and equipment.

Not including capital expenditures required for the buildout of RCC’s Northeast and Midwest Region PCS licenses, capital expenditures for 2001 are expected to be approximately $50 to $60 million. These purchases reflect the continued expansion of our existing cellular coverage, the leasing of handsets to certain customer groups and upgrading of existing cell sites and switching equipment.

Net cash provided by financing activities was $200.2 million for the six months ended June 30, 2001, consisting primarily of $315.4 million from the issuance of long-term debt, partially offset by $120.7 million in repayments of long-term debt.  In addition, the Company received $8.7 million in proceeds from entering into a swaption contract.

On May 21, 2001, the Company announced the signing of a definitive agreement with Country Road Communications, Inc. to sell certain assets, primarily from the Saco River ILEC operations, for approximately $35.5 million. Subject to regulatory approval, the transaction is expected to close before the end of 2001.

On June 5, 2001, the Company announced that its subsidiary, RCC Minnesota, Inc., signed a definitive agreement with Cellco Partnership LLP d/b/a Verizon Wireless to sell Personal Communications Service (“PCS”) Licenses covering the southern Oregon Basic Trading Areas (“BTAs”) of Medford-Grants Pass, Roseburg, Bend and Klamath Falls. Subject to regulatory approval, the transaction is expected to close in the second half of 2001.

RCC believes it will meet its primary liquidity requirements for working capital, capital expenditures and debt service through cash flow from operations and utilization of cash on hand.

Forward Looking Statements

Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although RCC believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. A number of factors could cause actual results, performance, or achievements of RCC or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, competitive considerations, success of customer enrollment initiatives, the ability to increase wireless usage and reduce customer acquisition costs, the successful integration of newly acquired operations with RCC’s existing operations, the ability to negotiate favorable roaming agreements, the ability to service debt incurred in connection with expansion, the resolution of certain network technology issues and other factors discussed from time to time in RCC's filings with the Securities and Exchange Commission.  Investors are cautioned that all forward-looking statements involve risks and uncertainties.

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

At June 30, 2001, RCC had debt totaling $1.213 billion under the credit facility.  RCC has interest rate swap, collar, swaption and flooridor agreements covering debt with a notional amount of $1.012 billion to effectively change the interest on the underlying debt from a variable rate to a fixed rate for the term of the agreements.  After giving effect to these instruments, over 50% of RCC’s debt was essentially fixed rate debt at June 30, 2001.  For fixed rate debt, interest rate changes impact the fair market value but do not impact earnings or cash flows.  Conversely, for variable rate debt, interest rate changes generally do not impact the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. Had RCC not entered into the interest rate swaps, collars, swaptions and flooridor, and holding other variables constant, such as debt levels, a one percentage point increase in interest rates, net of the effect of derivatives, would have impacted pretax earnings and cash flows for the three and six months ended June 30, 2001 by approximately $3.1 million and $6.1 million respectively.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material, pending legal proceedings to which the Company or any of its subsidiaries or affiliates is a party or of which any of their property is subject which, if adversely decided, would have a material adverse effect on the Company.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)         The Company held an Annual Meeting of Shareholders on May 17, 2001.
(c)         The following matters were considered:
1.	Election of three Class I directors, each for a three-year term expiring in 2004;

Name	Affirmative	Authority Withheld

Jeffrey S. Gilbert	16,697,108	362,305
Marvin C. Nicolai	16,490,622	568,791
Wesley E. Schultz	15,195,500	1,863,913

There were no abstentions or broker non-votes.
Continuing as directors are Richard P. Ekstrand, Paul Finnegan, John Hunt, Ann K. Newhall, George M.
Revering, Don C. Swenson and George W. Wikstrom

2.	Approval of the Management Incentive Plan. Voting on ratification was 14,258,785 votes in favor, 1,309,820 opposed, 322,804 abstentions, and 1,168,004 broker non-votes; and

3.	Ratification of Arthur Andersen LLP as the Company’s independent auditors for fiscal 2001. Voting on ratification was 16,873,560 votes in favor, 183,923 opposed, 1,930 abstentions, and zero brokers non-votes.

ITEM 5.   OTHER INFORMATION

On May 21, 2001, the Company announced the signing of a definitive agreement with Country Road Communications, Inc. to sell certain assets, primarily from the Saco River ILEC operations, for approximately $35.5 million. Subject to regulatory approval, the transaction is expected to close before the end of 2001.

On June 5, 2001, the Company announced that its subsidiary, RCC Minnesota, Inc., signed a definitive agreement with Cellco Partnership LLP d/b/a Verizon Wireless to sell Personal Communications Service (“PCS”) Licenses covering the southern Oregon Basic Trading Areas (“BTAs”) of Medford-Grants Pass, Roseburg, Bend and Klamath Falls. Subject to regulatory approval, the transaction is expected to close in the second halfof 2001.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits
2.1	Agreement and Plan of Merger dated June 20, 2000 by and among Rural Cellular Corporation, Saco River Telegraph and Telephone Company and certain stockholders of Saco River Telegraph and Telephone Company.

(b)        Reports on Form 8-K

A Report on Form 8-K dated May 8, 2001, was filed during the three months ended June 30, 2001, reporting under Item 9.  Included with the Form 8-K was RCC’s 1st quarter 2001 financial press release issued on May 7, 2001 and the script of RCC’s prepared teleconference from the webcast earnings conference call held on May 8, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RURAL CELLULAR CORPORATION
(Registrant)

Dated: August 10, 2001	/s/ Richard P. Ekstrand

Richard P. Ekstrand
President and Chief Executive Officer

Dated: August 10, 2001	/s/ Wesley E. Schultz

Wesley E. Schultz
Executive Vice President and Chief Financial Officer