Form 10-Q
period 2001-09-30
RURAL CELLULAR CORP
filed 2001-11-13
CIK 869561

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2001.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________to__________.

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

Number of shares of common stock outstanding as of the close of business on November 1, 2001:

Class A	11,157,542
Class B	727,416

Part I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

ASSETS

	September 30, 2001	December 31, 2000
CURRENT ASSETS:
Cash	$1,663	$2,205
Accounts receivable, less allowance of $5,109 and $2,385	53,104	43,324
Inventories	5,736	6,753
Assets held for sale	34,344	-
Other current assets	2,588	2,618
Total current assets	97,435	54,900
PROPERTY AND EQUIPMENT, less accumulated depreciation of $126,014 and $93,446	243,059	234,490
LICENSES AND OTHER ASSETS:
Licenses and other intangible assets, less accumulated amortization of $113,105 and $66,574	1,521,784	1,442,806
Deferred debt issuance costs, less accumulated amortization of $7,426 and $5,163	23,429	22,331
Restricted funds in escrow	-	10,000
Other assets, less accumulated amortization of $1,152 and $908	9,457	7,269
Total licenses and other assets	1,554,670	1,482,406
	$1,895,164	$1,771,796

The accompanying notes are an integral part of these condensed consolidated balance sheets.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except par value)
(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2001	December 31, 2000
CURRENT LIABILITIES:
Accounts payable	$29,746	$41,545
Advance billings and customer deposits	9,110	7,563
Accrued interest	10,563	15,724
Dividends payable	19,199	11,911
Other accrued expenses	8,537	8,561
Total current liabilities	77,155	85,304
LONG TERM LIABILITIES	1,353,440	1,157,472
Total liabilities	1,430,595	1,242,776
PREFERRED SECURITIES	481,481	449,065
SHAREHOLDERS’ (DEFICIT) EQUITY:
Class A common stock; $.01 par value; 200,000 shares authorized, 11,152 and 11,034 issued	112	110
Class B common stock; $.01 par value; 10,000 shares authorized, 727 and 782 issued	7	8
Additional paid-in capital	191,734	190,751
Accumulated deficit	(175,631)	(110,914)
Accumulated other comprehensive loss	(33,134)	-
Total shareholders’ (deficit) equity	(16,912)	79,955
	$1,895,164	$1,771,796

The accompanying notes are an integral part of these condensed consolidated balance sheets.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

 (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
REVENUES:
Service	$80,234	$69,936	$230,421	$170,138
Roaming	38,106	35,409	89,671	72,857
Equipment	4,842	4,800	14,520	13,536
Total revenues	123,182	110,145	334,612	256,531
OPERATING EXPENSES:
Network costs	26,492	26,088	75,753	59,619
Cost of equipment sales	9,168	8,125	21,520	24,772
Selling, general and administrative	30,708	27,007	86,571	67,509
Depreciation and amortization	28,843	26,687	83,430	63,682
Total operating expenses	95,211	87,907	267,274	215,582
OPERATING INCOME	27,971	22,238	67,338	40,949
OTHER INCOME (EXPENSE):
Interest expense, net	(29,242)	(29,208)	(92,441)	(60,465)
Other	4	(2)	9	(24)
Other expense, net	(29,238)	(29,210)	(92,432)	(60,489)
LOSS BEFORE CUMULATIVE EFFECT ADJUSTMENT AND EXTRAORDINARY ITEM	(1,267)	(6,972)	(25,094)	(19,540)
CUMULATIVE EFFECT ADJUSTMENT	-	-	137	-
NET LOSS BEFORE EXTRAORDINARY ITEM	(1,267)	(6,972)	(24,957)	(19,540)
EXTRAORDINARY ITEM	-	-	-	(925)
NET LOSS	(1,267)	(6,972)	(24,957)	(20,465)
PREFERRED STOCK DIVIDENDS	(13,563)	(12,271)	(39,760)	(31,216)
NET LOSS APPLICABLE TO COMMON SHARES	$(14,830)	$(19,243)	$(64,717)	$(51,681)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	11,871	11,799	11,857	11,408
NET LOSS PER BASIC AND DILUTED SHARE:
Net loss applicable to common shares before extraordinary item	$(1.25)	$(1.63)	$(5.46)	$(4.45)
Extraordinary item	-	-	-	(0.08)
Net loss per basic and diluted share	$(1.25)	$(1.63)	$(5.46)	$(4.53)

COMPREHENSIVE LOSS:
NET LOSS APPLICABLE TO COMMON SHARES	$(14,830)	$(19,243)	$(64,717)	$(51,681)
Hedging activity:
Cumulative effect of SFAS No. 133	-	-	(5,917)	-
Quarterly hedging adjustment	(17,614)	-	(27,217)	-
TOTAL COMPREHENSIVE LOSS	$(32,444)	$(19,243)	$(97,851)	$(51,681)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine months ended September 30,
	2001	2000
OPERATING ACTIVITIES:
Net loss	$(24,957)	$(20,465)
Adjustments to reconcile to net cash provided by operating activities excluding affects of acquisition:
Depreciation and amortization	83,430	63,682
Change in financial instrument valuation	3,227	-
Other	700	2,016
Change in other operating elements:
Accounts receivable	(7,631)	(22,537)
Inventories	1,219	675
Other current assets	394	279
Accounts payable	(12,754)	4,358
Advance billings and customer deposits	994	1,445
Other accrued expenses	(6,501)	9,936
Net cash provided by operating activities	38,121	39,389
INVESTING ACTIVITIES:
Purchases of property and equipment, net	(30,244)	(29,381)
Purchases of wireless properties	(143,064)	(1,230,657)
Assets held for sale	(34,344)	-
Pending acquisition costs	-	(10,000)
Other	(551)	(1,255)
Net cash used in investing activities	(208,203)	(1,271,293)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock related to stock purchase plans and stock options	983	949
Proceeds from offering of common stock, net	-	160,546
Proceeds from issuance of preferred securities, net	-	263,514
Proceeds from swaption	8,720	-
Proceeds from sale of PCS licenses	13,200	-
Proceeds from termination of interest rate swaps	-	6,550
Proceeds from issuance of long-term debt	332,100	1,074,000
Repayments of long-term debt	(181,210)	(252,000)
Payment of debt issuance costs	(4,365)	(19,209)
Other	112	-
Net cash provided by financing activities	169,540	1,234,350
NET (DECREASE) INCREASE IN CASH	(542)	2,446
CASH, at beginning of year	2,205	1,285
CASH, at end of period	$1,663	$3,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1)    BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2001 and 2000 have been prepared by Rural Cellular Corporation and Subsidiaries (the “Company” or “RCC”) without audit. In the opinion of management, normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Report on Form 10-K for the year ended December 31, 2000.  The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the operating results for the full fiscal year or for any other interim periods.

2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Roaming Revenue Reclassification

RCC generates revenue from charges to its customers when they use their cellular phones in other wireless providers’ markets (“Incollect Revenue”). Until April 2000, RCC included Incollect Revenue in the roaming revenue line item in its statement of operations. Expense associated with Incollect Revenue, charged by third-party wireless providers, was also included in roaming revenue on a net basis. RCC used this method because, historically, it has passed through to its customers most of the costs related to Incollect Revenue. However, the wireless industry, including RCC, has increasingly been using pricing plans that include flat rate pricing and larger home service areas. Under these types of plans, amounts charged to RCC by other wireless providers may not necessarily be passed through to its customers.

In April 2000, RCC adopted a policy to include the associated expense from its incollect activity in network cost rather than reducing roaming revenue and to include Incollect Revenue as service revenue rather than increasing roaming revenue.  Roaming revenue now includes only the revenue from other wireless providers’ customers who use RCC’s network (“Outcollect Revenue”). Prior periods have been restated to conform to this new presentation.  This change in presentation has no impact on operating income.

Supplemental disclosure of condensed consolidated cash flow information: (In thousands)

	Three months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
	2001	2000	2001	2000
Cash paid for interest	$28,071	$25,765	$96,235	$53,316
Cash paid for income taxes	-	-	-	-

Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”) and No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment.  Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives but with no maximum life.  The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001.  With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective January 1, 2002.  Goodwill amortization of $4.6 million and $13.7 million is included in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2001.  Effective January 1, 2002 amortization of goodwill will be excluded from the Company’s statement of operations.  The Company is currently evaluating the effect that adoption of the additional provisions of SFAS No. 142 that are effective January 1, 2002, will have on its results of operations and financial position.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (“SFAS No. 144”). SFAS No. 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (“SFAS No. 121”). SFAS No. 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. Management is currently evaluating the impact this statement will have on the Company's financial position or results of operations.

In June 1998, SFAS No. 133 (as amended by SFAS No. 137 and No. 138), Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), was issued. This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The statement requires that changes in the fair value of the derivative be recognized currently in earnings unless specific hedge accounting criteria are met. If specific hedge accounting criteria are met, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets or liabilities or recognized in accumulated other comprehensive loss until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS No. 133, as amended, was effective January 1, 2001 for the fiscal year ended December 31, 2001.

The effect from the Company’s adoption of SFAS No. 133 on its financial statements is as follows:

	THREE MONTHS ENDED SEPTEMBER 30, 2001			NINE MONTHS ENDED SEPTEMBER 30, 2001
(In thousands)	Prior to SFAS No. 133 Adjustment	SFAS No. 133 Adjustment	As Reported	Prior to SFAS No. 133 Adjustment	SFAS No. 133 Adoption (January 1, 2001)	SFAS No. 133 Adjustment	As Reported

Statement of Operations Data:
Interest expense, net	$28,003	$1,239	$29,242	$89,215	-	$3,226	$92,441
Cumulative effect adjustment	-	-	-	-	$137	-	$137

Balance Sheet Data:	As reported at June 30, 2001	SFAS No. 133 adjustment for three months ended September 30, 2001	As reported at September 30, 2001		SFAS No. 133 Adoption on January 1, 2001	SFAS No. 133 Adjustment for nine months ended September 30, 2001	As Reported at September 30, 2001
				At December 31, 2000 prior to SFAS No. 133 adjustment
ASSETS:
Derivative financial instruments included in other current assets	$2,244	$(106)	$2,138	$1,019	$1,621	$(502)	$2,138
LIABILITIES:
Derivative financial instruments included in long- term liabilities	$33,988	$18,352	$52,340	$8,720	$14,867	$28,753	$52,340
SHAREHOLDERS’ EQUITY:
Accumulated other comprehensive loss	$(15,520)	$(17,614)	$(33,134)	-	$(5,917)	$(27,217)	$(33,134)

Management does not believe that adoption of SFAS No. 133 will significantly alter the Company’s hedging strategies; however its application may increase the volatility of interest expense and other comprehensive income (loss).

Comprehensive Loss

The FASB defines comprehensive loss as all changes to the equity of a business enterprise during a period, except for those resulting from transactions with owners.  For example, dividend distributions are excepted.  Comprehensive loss consists of net loss and other comprehensive loss.  Net loss applicable to common shares may include such items as loss from continuing operations, discontinued operations, extraordinary items, and cumulative effects of changes in accounting principles.

Acquisitions

Effective April 2000, RCC acquired the Alabama, Kansas, Mississippi, Oregon and Washington cellular licenses, operations and related assets of Triton Cellular Partners, L.P. (“Triton Cellular”) for approximately $1.256 billion in cash.

Effective January 2001, RCC completed the $190 million acquisition of the outstanding shares of the Saco River Telegraph and Telephone Company (“Saco River”) for cash. Saco River provides wireless and ILEC telecommunication services to southern Maine and eastern New Hampshire. On May 21, 2001, the Company announced the signing of a definitive agreement with Country Road Communications, Inc. to sell certain assets, primarily from the Saco River ILEC operations, for approximately $35.7 million. As a result, the ILEC operations are treated as a held for sale current asset and excluded from the Company’s consolidated statements of operations. On October 2, 2001, the Company completed the sale of the Saco River ILEC operations.

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

The following unaudited pro forma information presents the consolidated results of operations as if the acquisitions of Triton Cellular and Saco River, excluding Saco River’s ILEC, had occurred as of January 1, 2000. This summary is not necessarily indicative of what the results of operations of the Company and Triton Cellular and Saco River would have been if they had been a single entity during such period, nor does it purport to represent results of operations for any future periods.

	Unaudited Pro forma Condensed Consolidated Statements of Operations (In thousands)
	Three months ended September 30,				Nine months ended September 30,
	2001	% of Rev	2000	% of Rev	2001	% of Rev	2000	% of Rev
REVENUES:
Service	$80,234	65.1%	$73,441	62.2%	$230,421	68.9%	$206,169	64.8%
Roaming	38,106	31.0	39,754	33.6	89,671	26.8	95,637	30.1
Equipment	4,842	3.9	4,965	4.2	14,520	4.3	16,266	5.1
Total revenues	123,182	100.0	118,160	100.0	334,612	100.0	318,072	100.0
OPERATING EXPENSES:
Network costs	26,492	21.5	28,044	23.7	75,753	22.6	75,025	23.6
Cost of equipment sales	9,168	7.4	8,625	7.3	21,520	6.4	29,227	9.2
Selling, general and administrative	30,708	24.9	28,468	24.1	86,571	25.9	83,414	26.2
Depreciation and amortization	28,843	23.4	27,287	23.1	83,430	24.9	82,628	26.0
Total operating expenses	95,211	77.3	92,424	78.2	267,274	79.9	270,294	85.0
OPERATING INCOME	27,971	22.7	25,736	21.8	67,338	20.1	47,778	15.0

EBITDA (1)	56,814	46.1	$53,023	44.9	150,768	45.1	$130,406	41.0
Net loss applicable to common shares	$(14,830)	12.0%	$(20,248)	17.1%	$(64,717)	19.3%	$(83,811)	26.5%
Weighted average common shares outstanding	11,871		11,799		11,857		11,793
Net loss per basic and diluted common share	$(1.25)		$(1.72)		$(5.46)		$(7.11)

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

3)    LONG TERM LIABILITIES:

The Company had the following long-term liabilities:

	(In thousands)
	September 30, 2001	December 31, 2000
Credit facility:
Revolver	$182,500	$93,350
Term loan A (terminates 04/03/2008)	443,550	450,000
Term loan B (terminates 04/03/2008)	234,095	237,500
Term loan C (terminates 04/03/2009)	234,095	237,500
Term loan D (terminates 10/03/2009)	75,000	-
	1,169,240	1,018,350

9 5/8% Senior subordinated notes	125,000	125,000
Derivative financial instruments	52,340	7,374
Other long-term liabilities	6,860	6,748
Total long-term liabilities	$1,353,440	$1,157,472

Credit facility –Advances under the credit facility bear interest at the London Interbank Offering Rate (“LIBOR”) plus an applicable margin based on the Company’s ratio of indebtedness to annualized operating cash flow as of the end of the most recently completed fiscal quarter.  As of September 30, 2001, the effective rate of interest on the credit facility, excluding the impact of hedge agreements, was 7.65%.  A commitment fee of 0.50% on the unused portion of the credit facility is payable quarterly. Borrowings under the credit facility are secured by a pledge of all the assets of the Company, excluding its ownership in the stock of Cellular 2000, Inc. and its 70% ownership in Wireless Alliance, LLC. The credit facility is subject to various covenants, including the ratio of indebtedness to annualized operating cash flow and the ratio of annualized operating cash flow to interest expense. Mandatory commitment reductions are required upon any material sale of assets.

Effective March 31, 2001, the credit facility was amended revising certain leverage covenant levels.  As of September 30, 2001, the Company was in compliance with all covenants under the credit facility.

4)    PREFERRED SECURITIES:

The Company has issued the following preferred stock with liquidation preferences of $1,000 per share:

	Mandatory Redemption Date	Dividend rate per annum	Conversion price to common stock	Other features, rights, preferences and powers	Number of shares originally issued	Shares distributed as dividends through Sept. 30, 2001	Accrued dividends at Sept. 30, 2001 (In thousands)
Senior Exchangeable Preferred Stock	05/15/2010	11.375%	---	Non-Voting	150,000	59,426	$2,978
Junior Exchangeable Preferred Stock	02/15/2011	12.250%	---	Non-Voting	140,000	27,773	$2,569
Class M Redeemable Voting Convertible Preferred Stock	04/03/2012	8.000%	$53.000	Voting	110,000	-	$13,200
Class T Convertible Preferred Stock	N/A	4.000%	$50.631	Non-Voting	7,541	-	$452
Total					407,541	87,199	$19,199

Preferred security balance sheet reconciliation:

(In thousands)
Amount
Preferred securities originally issued	$407,541
Preferred dividends issued	87,199
Unamortized issuance costs	(13,259)
Net preferred securities	$481,481

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

In order to comply with the Federal Communication Commission’s (“FCC”) rules regarding cross-ownership of cellular licensees within a given market, the Company issued 7,541 shares of Class T Convertible Preferred Stock to Telephone & Data Systems, Inc. (“TDS”) with a par value of $1,000 per share on March 31, 2000 in exchange for 43,000 shares of Class A Common Stock and 105,940 shares of Class B Common Stock owned by TDS. TDS or the Company can convert the Class T preferred stock into the original number of shares of Class A or Class B Common Stock in the future if ownership by TDS of the Common Stock would then be permissible under FCC rules. Dividends on the Class T preferred stock are cumulative and have a fixed coupon rate of 4% per annum.

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

As of September 30, 2001, the Company has entered into several financial instruments with a total outstanding notional amount of $1.012 billion. Income and expense associated with these instruments are accrued over the periods prescribed by the contracts.

The Company’s financial instruments are as follows:

		Interest rate range		Carrying amount
(In thousands)	Notional amount	(Not to exceed)	(Not to be less than)	September 30, 2001	December 31, 2000

Financial assets
Cash	$-	-	-	$1,663	$2,205
Interest rate Flooridor (*):
Fleet Bank (terminates May 12, 2003)	252,000	-	-	2,138	-
Accounts receivable, net	-	-	-	53,104	43,324
Total financial assets	$252,000			$56,905	$45,529
Financial liabilities
Credit facility	-	-	-	$1,169,240	$1,018,350
9 5/8% Senior Subordinated Notes	-	-	-	125,000	125,000
	-			1,294,240	1,143,350
Derivative financial instruments
Interest rate swap agreements:
TD Securities (terminates May 16, 2003)	84,000	7.632%	7.632%	7,910	-
PNC Bank (terminates May 16, 2003)	42,000	7.609%	7.609%	3,522	-
Union Bank (terminates May 16, 2003)	84,000	7.591%	7.591%	7,026	-
Fleet Bank (terminates May 16, 2003)	42,000	7.598%	7.598%	3,812	-
Interest rate collar agreements:
PNC Bank (terminates May 25, 2003)	47,000	9.000%	6.510%	2,748	-
Fleet Bank (terminates May 25, 2003)	94,000	9.000%	5.810%	4,659	-
Union Bank (terminates June 5, 2003)	96,000	9.000%	5.480%	3,948	-
PNC Bank (terminates June 6, 2003)	94,000	9.000%	5.860%	4,448	-
Union Bank (terminates June 5, 2003)	46,000	9.000%	6.100%	2,361	-
Swaption (**):
TD Securities (terminates March 15, 2008)	131,016	-	-	11,906	-
	760,016			52,340	-
Other financial instruments	-	-	-	-	7,374
Other long-term liabilities	-	-	-	6,860	6,748
Total financial liabilities	$1,012,016			$1,353,440	$1,157,472

(*) During 2000, the Company entered into an interest rate instrument (“Flooridor”). The Flooridor does not qualify for hedge accounting treatment under SFAS No. 133 and as such is recorded in the balance sheet at fair value.  The related changes in fair value are included in our statement of operations.

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

The January 2001 acquisition of Saco River was also accounted for under the purchase method of accounting. On May 21, 2001, the Company announced the signing of a definitive agreement with Country Road Communications, Inc. to sell certain assets, primarily from the Saco River ILEC operations, for approximately $35.7 million. As a result, the ILEC operations are treated as a held for sale current asset and excluded from the Company’s consolidated statements of operations. With the exception of the Saco River ILEC, the Company’s historical results of operations include the results of operations for Saco River subsequent to the acquisition date. On October 2, 2001, the Company completed the sale of the Saco River ILEC.

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

GENERAL

Revenues primarily consist of service, roaming and equipment revenues, each of which is described below:

•       Service revenues include monthly access charges, charges for airtime used in excess of the time included in the service package purchased, activation fees, long distance charges derived from calls placed by customers as well as cellular and paging equipment lease revenues. Total service revenues are affected by the number of customers, pricing, and number of minutes used. Additional charges include activation fees and charges for such features as voicemail, call waiting, and call forwarding. The Company also includes the charges to its customers when they use their cellular phones in other wireless markets (“Incollect Revenue”) as service revenue.  The Company does not have installation revenue or connection fees.

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

RCC’s operating expenses include network costs, cost of equipment sales, selling, general and administrative expenses and depreciation and amortization, each of which is described below:

•     Network costs include switching and transport expenses and expenses associated with the maintenance and operation of the Company’s wireless network facilities, as well as charges from other service providers for resold minutes and the expense associated with incollect revenue.

•     Cost of equipment sales includes costs associated with telephone equipment and accessories sold to customers. In recent years, the Company and other cellular providers have increased the use of discounts on phone equipment as competition between service providers has intensified. As a result, the Company has incurred, and expects to continue to incur, losses on equipment sales and increased marketing and selling costs per gross additional customer. RCC expects to continue these discounts and promotions because it believes they will result in increases in the number of cellular customers and, consequently, increased revenues.   Cost of equipment sales does not include depreciation and amortization.

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

Preferred stock dividends are related to the Company’s issuances of preferred stock as described in the notes to the financial statements.

The following table presents the Company’s operating data for the periods indicated.

Other Operating Data:	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000

Penetration: (1) (2)	10.6%	9.5%	10.6%	9.5%

Retention: (3)	97.2%	98.3%	97.8%	98.2%

Average monthly revenue per customer: (4)	$65	$68	$60	$63

Acquisition cost per customer: (5)	$308	$321	$275	$350

Capital expenditures	$12,009	$17,179	$30,244	$29,381

Customers at period end:
Voice:
Postpaid cellular			573,992	494,725
Prepaid cellular			34,353	18,928
Wireless Alliance			13,778	16,701
Wholesale			25,450	-
			647,573	530,354
Paging			9,860	12,508
Total customers			657,433	542,862

POPs (1)
RCC Cellular			5,161,000	4,862,000
Wireless Alliance			732,000	732,000
Total POPs			5,893,000	5,594,000

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

The following table sets forth certain financial data as it relates to the Company's operations: (In thousands)

	Three months ended September 30,
	2001		2000
	Actual	% of Revenue	Actual	% of Revenue
REVENUES:
Service	$80,234	65.1%	$69,936	63.5%
Roaming	38,106	31.0	35,409	32.1
Equipment	4,842	3.9	4,800	4.4
Total revenues	123,182	100.0	110,145	100.0
OPERATING EXPENSES:
Network costs	26,492	21.5	26,088	23.7
Cost of equipment sales	9,168	7.4	8,125	7.4
Selling, general and administrative	30,708	24.9	27,007	24.5
Depreciation and amortization	28,843	23.4	26,687	24.2
Total operating expenses	95,211	77.3	87,907	79.8
OPERATING INCOME	27,971	22.7	22,238	20.2
OTHER INCOME (EXPENSE):
Interest expense, net	(29,242)	(23.7)	(29,208)	(26.5)
Other	4	-	(2)	-
Other expense, net	(29,238)	(23.7)	(29,210)	(26.5)
NET LOSS	(1,267)	(1.0)	(6,972)	(6.3)
PREFERRED STOCK DIVIDENDS	(13,563)	(11.0)	(12,271)	(11.1)
NET LOSS APPLICABLE TO COMMON SHARES	$(14,830)	(12.0)%	$(19,243)	(17.4)%

Revenues

Service Revenues. Consolidated service revenues for 2001 increased 14.7% to $80.2 million from $69.9 million in 2000, primarily reflecting the additional revenue resulting from the acquisition of Saco River in January 2001 and its 24,000 customers together with revenue from additional customers added through increased penetration in existing markets. The Company expects service revenues to increase in the future primarily as a result of further anticipated industry-wide growth in customers and expansion of coverage.

Roaming Revenues. Reflecting the acquisition of Saco River together with increases in outcollect roaming minutes, consolidated roaming revenues for 2001 increased 7.6% to $38.1 million from $35.4 million in 2000. Roaming minutes in existing markets have increased in part due to the activation of additional cell sites and increased industry-wide wireless usage. Partially offsetting the revenue increase during 2001 was the decrease in roaming yield per minute to approximately $0.36 in 2001 as compared to $0.48 in 2000. AT&T Wireless and Verizon account for approximately 50% and 20%, respectively, of the Company’s outcollect minutes.

Equipment Revenues. Consolidated equipment revenues for 2001 remained substantially unchanged at $4.8 million as compared to 2000. The flat growth in equipment revenue reflects the additional equipment revenue from the Saco River acquisition being mostly offset by a reduction in equipment margin and a reduction in network equipment reselling.

Operating Expenses

Network Costs. Primarily reflecting the additional network costs from the acquisition of Saco River, consolidated network costs for 2001 increased 1.5% over 2000 to $26.5 million as compared to $26.1 million in 2000. Partially offsetting the increase in network costs was a 18% decline in incollect costs to $12.9 million in 2001 as compared to $15.8 million in 2000. Incollect cost per minute in 2001 decreased to approximately $0.24 as compared to $0.40 in 2000. As a percentage of total revenues, consolidated network costs for 2001 decreased to 21.5% as compared to 23.7% in 2000.

Cost of Equipment Sales. Cost of equipment sales for 2001 increased 12.8% to $9.2 million as compared to $8.1 million in 2000. As a percentage of revenue, cost of equipment sales for 2001 stayed the same as 2000 at 7.4%..

Contributing to the increase were additional equipment costs from the acquisition of Saco River and a higher level of gross adds in 2001 as compared to 2000.  In addition, an allowance was established to reflect the write-off of capitalized handsets that were involuntarily churned. Partially offsetting the increase in cost of equipment, the Company capitalized approximately $2.5 million in phone service handsets in 2001 while it did not capitalize handset costs in 2000. The cost of capitalized handsets is not included in acquisition cost per customer (“ACPC”) initially but is allocated through the 19-month life of the handset in depreciation expense.

Selling, General and Administrative. Selling, general and administrative expenses for 2001 increased 13.7% over 2000 to $30.7 million from $27.0 million. The increase in selling, general and administrative expenses primarily reflects RCC’s ownership of Saco River operations in 2001.  Also contributing to the increase in selling, general and administrative expense was the Company’s adjustment to its provision for doubtful accounts. Selling, general and administrative expenses, as a percentage of sales for 2001, increased to 24.9% from 24.5% in 2000.

Depreciation and Amortization. Depreciation and amortization expense for 2001 increased 8.1% over 2000 to $28.8 million from $26.7 million. The increase reflects added amortization from the intangible assets acquired from Saco River and depreciation attributable to Saco River’s existing property, plant and equipment.  Also contributing to the increase in depreciation expense during 2001 as compared to 2000 were $30.2 million of capital expenditures during the nine months ended September 30, 2001 and $25.5 million in capital expenditures during the fourth quarter of 2000.

Other Income (Expense)

Interest Expense. Interest expense for 2001 remained unchanged at $29.2 million as compared to 2000.  Although amounts borrowed under the credit facility were higher in 2001 at $1.169 billion as compared to $1.035 billion in 2000, declines in interest rates through LIBOR decreases and debt leverage performance offset increased borrowing.  Also contributing to interest expense in 2001 was a $1.2 million charge reflecting the change in fair market valuation of the Company’s derivatives not qualifying for hedge accounting.

Preferred Stock Dividends

Preferred stock dividends in 2001 increased 10.5% to $13.6 million as compared to $12.3 million in 2000. The increase primarily resulted from the issuances of junior and senior exchangeable preferred stock in February 2000, Class T preferred stock in March 2000 and Class M preferred stock in April 2000.

Also contributing to the increase in preferred stock dividends is the Company’s practice to issue additional shares of exchangeable preferred stock as dividends, rather than in cash, thereby increasing the basis for subsequent dividend distributions.  RCC will distribute 5,955 and 5,138 shares of Senior and Junior Preferred Stock, respectively, in payment of dividends on November 15, 2001.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

The following table sets forth certain financial data as it relates to the Company's operations. (In thousands)

	Nine months ended September 30,
	2001		2000
	Actual	% of Revenue	Actual	% of Revenue
REVENUES:
Service	$230,421	68.9%	$170,138	66.3%
Roaming	89,671	26.8	72,857	28.4
Equipment	14,520	4.3	13,536	5.3
Total revenues	334,612	100.0	256,531	100.0
OPERATING EXPENSES:
Network costs	75,753	22.6	59,619	23.2
Cost of equipment sales	21,520	6.4	24,772	9.7
Selling, general and administrative	86,571	25.9	67,509	26.3
Depreciation and amortization	83,430	24.9	63,682	24.8
Total operating expenses	267,274	79.8	215,582	84.0
OPERATING INCOME	67,338	20.2	40,949	16.0
OTHER INCOME (EXPENSE):
Interest expense, net	(92,441)	(27.6)	(60,465)	(23.6)
Other	9	-	(24)	-
Other expense, net	(92,432)	(27.6)	(60,489)	(23.6)
LOSS BEFORE CUMULATIVE EFFECT ADJUSTMENT AND EXTRAORDINARY ITEM	(25,094)	(7.4)	(19,540)	(7.6)
CUMULATIVE EFFECT ADJUSTMENT	137	-	-	-
NET LOSS BEFORE EXTRAORDINARY ITEM	(24,957)	(7.4)	(19,540)	(7.6)
EXTRAORDINARY ITEM	-	-	(925)	(0.4)
NET LOSS	(24,957)	(7.4)	(20,465)	(8.0)
PREFERRED STOCK DIVIDENDS	(39,760)	(11.9)	(31,216)	(12.2)
NET LOSS APPLICABLE TO COMMON SHARES	$(64,717)	(19.3)%	$(51,681)	(20.2)%

Revenues

Service Revenues. Consolidated service revenues for 2001 increased 35.4% to $230.4 million from $170.1 million in 2000. The revenue growth reflects the additional revenue resulting from the acquisitions of Triton Cellular in April 2000 and Saco River in January 2001 together with additional customers added through increased penetration in existing markets. The Company expects service revenues to increase in the future primarily as a result of further anticipated industry-wide growth in customers and expansion of coverage.

Roaming Revenues. Reflecting the acquisition of Triton Cellular and Saco River together with increases in outcollect roaming minutes, consolidated roaming revenues for 2001 increased 23.1% to $89.7 million from $72.9 million in 2000. Roaming minutes in existing markets have increased in part due to the activation of additional cell sites and increased industry-wide wireless usage. Partially offsetting the revenue increase during 2001 was the decrease in roaming yield per minute. Including toll, outcollect yield decreased to $0.36 in 2001 as compared to $0.49 in 2000. AT&T Wireless and Verizon account for approximately 50% and 20%, respectively, of the Company’s outcollect minutes.

Equipment Revenues. Consolidated equipment revenues for 2001 increased 7.3% to $14.5 million from $13.5 million in 2000. The increase in equipment revenue reflects the additional equipment revenue from the Triton Cellular and Saco River acquisitions partially offset by a reduction in equipment margin and a reduction in network equipment reselling.

Operating Expenses

Network Costs. Primarily reflecting the additional network costs from the acquisition of Triton Cellular and Saco River and increases in incollect minutes, consolidated network costs for 2001 increased 27.1% over 2000 to $75.8 million as compared to $59.6 million in 2000. Also contributing to this increase was the cost relating to greater incollect activity resulting from service plans with expanded local service areas. Offsetting the increase in incollect minutes was a decline in per minute cost in 2001 to $0.27 from $0.40 in 2000.  Total incollect cost was $38.1 million in 2001 as compared to $34.6 million in 2000. As a percentage of total revenues, consolidated network costs for 2001 decreased to 22.6% from 23.2% in 2000.

Cost of Equipment Sales. Cost of equipment sales for 2001 decreased 13.1% to $21.5 million as compared to $24.8 million in 2000. As a percentage of revenue, cost of equipment sales for 2001 decreased to 6.4% as compared to 9.7% in 2000. Contributing to the decrease in cost of equipment sales was a greater emphasis on the Company’s phone service plans during 2001 under which the cost of handsets is capitalized rather than expensed as cost of equipment. The initial cost of these capitalized handsets is not included in ACPC, contributing to the decrease in 2001 as compared to 2000. Through the 19-month life of the handset, its corresponding depreciation expense is included in ACPC.   During 2001, the Company capitalized approximately $15.4 million in phone service handsets.

Selling, General and Administrative. Selling, general and administrative expenses for 2001 increased 28.2% over 2000 to $86.6 million from $67.5 million. The increase in selling, general and administrative expenses primarily reflects RCC’s ownership of Triton Cellular and Saco River operations in 2001. Also contributing to the increase in selling, general and administrative expense was the Company’s adjustment to its provision for doubtful accounts.  Reflecting efficiencies resulting from the acquisition of Triton Cellular and Saco River, selling, general and administrative expenses, as a percentage of sales, decreased to 25.9% in 2001 as compared to 26.3% in 2000.

Depreciation and Amortization. Depreciation and amortization expense for 2001 increased 31% over 2000 to $83.4 million from $63.7 million. The increase reflects added amortization from the intangible assets acquired from Saco River and depreciation attributable to Saco River’s existing property, plant and equipment.  Also contributing to added depreciation expense during 2001 were $30.2 million of capital expenditures during the nine months ended September 30, 2001 and $25.5 million in capital expenditures during the fourth quarter of 2000.

Other Income (Expense)

Interest Expense. Interest expense for 2001 increased 52.9% to $92.4 million as compared to $60.5 million in 2000. The increase primarily reflects increased borrowings under the credit facility to complete the acquisitions of Triton Cellular and Saco River. Also contributing to the increase in interest expense was a $3.2 million charge reflecting the change in fair market valuation of the Company’s derivatives not qualifying for hedge accounting.

Preferred Stock Dividends

Preferred stock dividends in 2001 increased 27.4% to $39.8 million as compared to $31.2 million in 2000. The increase primarily resulted from the issuances of junior and senior exchangeable preferred stock in February 2000, Class T preferred stock in March 2000, and Class M preferred stock in April 2000.

Also contributing to the increase in preferred stock dividends is the Company’s practice to issue additional shares of exchangeable preferred stock as dividends, rather than in cash, thereby increasing the basis for subsequent dividend distributions.  RCC will distribute 5,955 and 5,138 shares of Senior and Junior Preferred Stock, respectively, in payment of dividends on November 15, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has a credit facility with a consortium of lenders providing $275 million in revolving loans and $986.7 million in term loans. (See Note 3 of Notes to Consolidated Financial Statements for further information) As of September 30, 2001, $1.169 billion was outstanding under the credit facility. On March 31, 2001, the credit facility was amended to revise certain covenants. As of September 30, 2001, the Company was in compliance with all covenants under the credit facility.

On October 2, 2001, the Company completed the saleof the Saco River ILEC operations to an affiliate of Country Road Communications, Inc. for approximately $35.7 million. Proceeds from the sale of the ILEC were used to permanently decrease the credit facility, resulting in a balance under the credit facility of $1.138 billion on October 2, 2001.

Under the credit facility, amounts may be borrowed, subject to mandatory repayments, or repaid at any time through maturity, provided that the outstanding borrowings do not exceed the total amount available. After the mandatory $13.2 million reduction in the credit facility’s term loan from the sale of the Northwest PCS licenses, the Company had approximately $92.5 million available to borrow under the credit facility at September 30, 2001.

Net cash provided by operating activities was $38.1 million for the nine months ended September 30, 2001. Adjustments to the $25.0 million net loss to reconcile to net cash provided by operating activities included $83.4 million in depreciation and amortization, a $7.6 million increase in accounts receivable, a $12.8 million decrease in accounts payable, and a $6.5 million decrease in other accrued expenses.

Net cash used in investing activities for the nine months ended September 30, 2001 was $208.2 million. The principal uses of cash included $143.1 million for the acquisition of Saco River, $34.3 million in assets “held for sale” in the Saco River ILEC and $30.2 million in purchases of property and equipment.

Not including capital expenditures required for the buildout of RCC’s Northeast and Midwest Region PCS licenses, capital expenditures for 2001 are expected to be approximately $50 million. These purchases reflect the continued expansion of our existing cellular coverage, the leasing of handsets to certain customer groups, and upgrading of existing cell sites and switching equipment.

Net cash provided by financing activities was $169.5 million for the nine months ended September 30, 2001, consisting primarily of $332.1 million from the issuance of long-term debt, partially offset by $181.2 million in repayments of long-term debt.  In addition, the Company received $8.7 million in proceeds from entering into a swaption contract and $13.2 million in proceeds from the sale of PCS licenses in its Northwest region.

RCC’s ability to satisfy its requirements under the credit facility and generate sufficient funds for working capital and capital expenditures will depend on the Company’s future operating performance as well as factors beyond the Company’s control, which include general economic and competitive conditions.

Forward Looking Statements

Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although RCC believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. A number of factors could cause actual results, performance, or achievements of RCC or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, competitive considerations, success of customer enrollment initiatives, the ability to increase wireless usage and reduce customer acquisition costs, the successful integration of newly acquired operations with RCC’s existing operations, the ability to negotiate favorable roaming agreements, the ability to service debt, the resolution of certain network technology issues and other factors discussed from time to time in RCC's filings with the Securities and Exchange Commission.  Investors are cautioned that all forward-looking statements involve risks and uncertainties.

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

At September 30, 2001, RCC had debt totaling $1.169 billion under the credit facility.  RCC has interest rate swap, collar, swaption and flooridor agreements covering debt with a notional amount of $1.012 billion to effectively change the interest on the underlying debt from a variable rate to a fixed rate for the term of the agreements.  After giving effect to these instruments, over 50% of RCC’s debt was essentially fixed rate debt at September 30, 2001.  For fixed rate debt, interest rate changes impact the fair market value but do not impact earnings or cash flows.  Conversely, for variable rate debt, interest rate changes generally do not impact the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

Had RCC not entered into the interest rate swaps, collars, swaptions and flooridor, and holding other variables constant, such as debt levels, a one percentage point increase in interest rates, net of the effect of derivatives, would have decreased pretax earnings and cash flows for the three and nine months ended September 30, 2001 by approximately $3.0 million and $9.1 million respectively.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On October 2, 2001, the Company completed the saleof the Saco River ILEC operations to an affiliate of Country Road Communications, Inc. for approximately $35.7 million. Proceeds from the sale of the ILEC were used to permanently decrease the credit facility, resulting in a balance under the credit facility of $1.138 billion on October 2, 2001.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(b)   Reports on Form 8-K

A Report on Form 8-K dated August 7, 2001, was filed during the three months ended September 30, 2001, reporting under Items 7 and 9.  Included with the Form 8-K was RCC’s 2nd quarter 2001 financial press release issued on August 6, 2001 and the script of RCC’s prepared teleconference from the webcast earnings conference call held on August 7, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RURAL CELLULAR CORPORATION
(Registrant)

Dated: November 13, 2001	/s/ Richard P. Ekstrand
Richard P. Ekstrand
President and Chief Executive Officer

Dated: November 13, 2001	/s/ Wesley E. Schultz
Wesley E. Schultz
Executive Vice President and Chief Financial Officer