Form 10-Q/A
period 2001-06-30
RURAL CELLULAR CORP
filed 2001-12-28
CIK 869561

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

                YES         ☒                            NO          ☐

Number of shares of common stock outstanding as of the close of business on August 2, 2001:

Class A	11,144,173
Class B	727,416

The only purpose of this filing is to amend Item 6 of the Registrant's Report on Form 10-Q for the quarter ended June 30, 2001, originally filed August 10, 2001, by filing as Exhibit 10.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

	10	Rural Cellular Corporation Key Employee Deferred Compensation Plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RURAL CELLULAR CORPORATION
(Registrant)

Dated: December 28, 2001	/s/ Richard P. Ekstrand
Richard P. Ekstrand
President and Chief Executive Officer

Dated: December 28, 2001	/s/ Wesley E. Schultz
Wesley E. Schultz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)