Form 10-Q/A
period 2001-09-30
RURAL CELLULAR CORP
filed 2001-12-28
CIK 869561

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

The only purpose of this filing is to amend Item 6 of the Registrant's Report on Form 10-Q for the quarter ended September 30, 2001, originally filed November 13, 2001, by filing Exhibits 10.1 through 10.9.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

                                      10.1         Second Amendment to Employment Agreement by and between Rural Cellular Corporation and Richard P. Ekstrand dated July 24, 2001

                                      10.2         Third Amendment to Employment Agreement by and between Rural Cellular Corporation and Richard P. Ekstrand dated August 23, 2001

                                      10.3         Second Amendment to Employment Agreement by and between Rural Cellular Corporation and Wesley E. Schultz dated July 24, 2001

                                      10.4         Third Amendment to Employment Agreement by and between Rural Cellular Corporation and Wesley E. Schultz dated August 23, 2001

                                      10.5         Second Amendment to Employment Agreement by and between Rural Cellular Corporation and Ann K. Newhall dated July 24, 2001

                                      10.6         Third Amendment to Employment Agreement by and between Rural Cellular Corporation and Ann K. Newhall dated August 23, 2001

                                      10.7         Amendment to Change in Control Agreement by and between Rural Cellular Corporation and Scott Donlea dated July 24, 2001

                                      10.8         Amendment to Change in Control Agreement by and between Rural Cellular Corporation and Scott Donlea dated July 24, 2001

                                      10.9         Retention Bonus and Severance Benefit Plan dated August 23, 2001

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