Form 10-K
period 2001-12-31
RURAL CELLULAR CORP
filed 2002-03-22
CIK 869561

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2001.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from TO .

Commission File Number 0-27416

RURAL CELLULAR CORPORATION

(Exact name of registrant as specified in its charter)

Minnesota	41-1693295
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  YES   NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Aggregate value of shares of common stock held by nonaffiliates of the registrant based upon the closing price on The Nasdaq National Market on March 20, 2002 (only shares held by directors, officers and their affiliates, and holders of more than 5% of Class A or Class B stock are excluded):  $39,879,220

Number of shares of common stock outstanding as of the close of business on March 20, 2002:

Class A   11,193,622

Class B        727,416

Documents incorporated by reference:

Portions of the definitive Proxy Statement relating to the 2002 Annual Meeting of Shareholders to be held on May 16, 2002 at 10:00 AM CT, at the Holiday Inn of Alexandria (“Proxy Statement”) are incorporated by reference into Part III of this report.

PART I

ITEM 1.               BUSINESS

References in this Form 10-K to “Rural Cellular,” “RCC,” “we,” “our,” and “us” refer to Rural Cellular Corporation and its subsidiaries as a combined entity, except where it is clear that those terms mean only the parent company.

Forward-Looking Information

This Form 10-K includes “forward–looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. All statements regarding us and our expected financial position, business, and financing plans are forward–looking statements. Forward–looking statements can be identified by, among other things, the use of forward–looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “pro forma,” “anticipates,” “intends,” or the negative or other variations of any such term or comparable terminology, or by discussions of strategy or intentions. Although we believe that the expectations reflected in such forward–looking statements are reasonable, our expectations may prove not to be correct. A number of factors could cause our actual results, performance, and achievements or industry results to be materially different from any future results, performance, or achievements expressed or implied by such forward–looking statements. These factors include, but are not limited to:

•      the competitive environment in the wireless and telecommunications industries and in the markets we serve, including the quality and pricing of comparable wireless communications services offered by our competitors;

•      economic conditions in our geographic markets and in general;

•      demographic changes;

•      our ability to attract and retain qualified personnel;

•      our ability to meet the obligations of our indebtedness;

•      our ability to meet our schedule for buildout of our wireless network;

•      our business plan and our strategy for implementing our plan;

•      the market acceptance of the technology we use;

•      our capital expenditures and funding requirements, including our ability to access sufficient capital to meet operating and financing needs;

•      the availability of adequate quantities of system infrastructure and customer equipment and components to meet our service deployment and marketing plans and customer demand;

•      our ability to achieve and maintain market penetration and average customer revenue levels sufficient to provide financial viability;

•      our ability to integrate the operations of any businesses we acquire;

•      our ability to scale our billing, collection, customer care, and similar back-office operations to keep pace with customer growth and increased system usage rates;

•      future legislation or regulatory actions relating to specialized mobile radio services, other wireless communications services, or telecommunications services generally;

•       other risks and uncertainties described from time to time in our reports filed with the Securities and Exchange Commission; and

•      other factors described in this report including, without limitation, under “Factors that may affect our performance.”

In addition, such forward–looking statements are necessarily dependent upon assumptions, estimates, and data that may be incorrect or imprecise and involve known and unknown risks, uncertainties, and other factors. Accordingly, forward–looking statements included in this report do not purport to be predictions of future events or circumstances and may not be realized. All subsequent written and oral forward–looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. Given these uncertainties, you are cautioned not to place undue reliance on such forward–looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions to any of the forward–looking statements contained in this report to reflect future events or developments.

Factors that may affect our performance

Our future operating results could fluctuate significantly.

We believe that our future operating results and cash flows may fluctuate due to many factors, some of which are outside our control. These factors include the following:

•      increased costs we may incur in connection with the build out of our networks and the further development, expansion, and upgrading of our wireless systems;

•      fluctuations in the demand for our services and equipment and wireless services generally;

•      increased competition, including price competition, which has led to declining average monthly local service revenues per customer for us and our competitors;

•      changes in our roaming revenues and expenses due to renegotiation of our roaming agreements and the development of neighboring or competing networks;

•      changes in the regulatory environment;

•      the cost and availability of equipment components;

•      changes in travel trends; and

•      changes in general economic conditions that may affect, among other things, demand for our services and the creditworthiness of our customers.

We incurred net losses applicable to common shares of approximately $87.6 million, $83.3 million and $11.1 million in the years ended December 31, 2001, 2000 and 1999, respectively. Losses are likely to be significant for the next several years as we seek to increase our customer base in existing markets. We may not generate profits in the short term or at all. If we fail to achieve profitability, that failure could have a negative effect on the market value of our common stock.

Our stock price has been and may continue to be volatile.

The trading price of our Class A common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to factors such as:

•      actual or anticipated variations in quarterly operating results;

•      changes in financial estimates and recommendations by securities analysts;

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

In addition, the stock market in general, and The Nasdaq National Market in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with securities listed on these exchanges and quotation systems. These broad market and industry factors may materially and adversely affect the market price of the Class A common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of listed companies’ securities, securities class-action litigation has often been instituted against these companies.  This kind of litigation, if instituted against us, could result in substantial costs and a diversion of management's attention and resources, which would materially and adversely affect our business, financial condition and operating results.

We may not be able to integrate acquired wireless communications providers successfully, which could adversely affect our financial performance.

A significant component of our growth has been through acquisition of other regional wireless providers. Our ability to implement our growth strategy depends, in part, on our success in integrating our recently acquired wireless communications businesses as well as any we might acquire in the future. This may impose strains on our management and financial resources. Some of the challenges we have faced and will face in integrating acquired wireless communications services businesses include integrating operations and technology, billing systems, and customer service practices with our existing networks, all of which may have an adverse effect on the quality of service, customer satisfaction, and retention in the regions in which integration is taking place. The pursuit and integration of acquired wireless communications providers may require substantial attention from our management and will limit the amount of time they can devote to managing our combined operations. We cannot guarantee that we will be able to successfully integrate newly acquired wireless communications providers into our business model. If we fail to do so, if we fail to manage our growth, or if we encounter unexpected difficulties during expansion and integration, it would have a negative impact on the performance of our newly acquired businesses as well as on our business as a whole.

A significant portion of our revenues is from roaming. Based on industry trends, out collect roaming yield has been declining over the last few years and is expected to decline in the future. As a result, future operating results could be adversely affected if increases in roaming minutes do not offset anticipated decreases in roaming yield.

Our roaming agreements are short to medium term, including some which are terminable with 30 days’ written notice, and may be terminated prior to expiration upon breach of any of the material terms. When these agreements expire or are terminated, we may be unable to renegotiate these roaming agreements or to obtain roaming agreements with other wireless providers upon acceptable terms. Failure to obtain acceptable roaming agreements could lead to a substantial decline in our revenues and income.

In addition, changes in the network footprints of our competitors and of our roaming partners could have a material adverse effect on the terms of our roaming agreements and on our out collect revenues and incollect expenses. For example, if a roaming partner from whom we derive a significant amount of revenue in one of our service areas were to build its own network in that service area, our out collect revenues derived from our roaming relationship with that partner in that area might decrease or even cease altogether, and our leverage in negotiating favorable incollect rates in that partner’s network areas could decrease as well.

A substantial portion of our roaming revenues is derived from agreements with two national wireless providers, AT&T Wireless and Verizon Wireless. Changes in their operations or a significant decline in the number of their customers could adversely affect our business. For the year ended December 31, 2001, AT&T Wireless accounted for approximately 50%, and Verizon Wireless accounted for approximately 20%, of our total roaming minutes.

Our roaming revenues are subject to some effects of seasonality, and as a result, our overall revenue and operating income are also subject to seasonal fluctuations.

In 1999, 2000, and 2001, a substantial amount of our revenues was derived from roaming charges incurred by other wireless providers for use of our network by their customers who had traveled within our service areas. Our service areas include a number of resort destinations that contribute to our roaming revenues. As a result, our roaming revenues increase during vacation periods, introducing a measure of seasonality to our revenues and operating income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Seasonality.”

We have a significant amount of debt and preferred stock, which may limit our ability to meet our debt service and dividend obligations, to borrow additional money, or to survive a downturn in our business.

As of December 31, 2001, we had approximately $1.290 billion of long term consolidated debt, approximately $505.8 million total liquidation preference of preferred stock, and consolidated shareholders’ deficit of approximately $37.0 million. Of the $505.8 million of preferred stock, $388.3 million can be exchanged, at our option, subject to compliance with certain leverage ratios under our credit facility and the indentures related to our senior subordinated notes, for senior subordinated indebtedness.

The current levels of our debt could have important consequences, including the following:

•      we must use a substantial portion of our cash flows from operations to make principal and interest payments on our debt and pay cash dividends on our preferred stock, thereby reducing funds that would otherwise be available to us for working capital, capital expenditures, future business opportunities, the payment of cash dividends on our common stock, and other purposes;

•      we may not be able to obtain additional financing for working capital, capital expenditures, and other purposes on terms favorable to us or at all;

•      borrowings under our bank credit facilities are at variable interest rates, making us vulnerable to increases in interest rates;

•      we may have more debt than many of our competitors, which may place us at a competitive disadvantage; and

•      we may have limited flexibility to react to changes in our business.

We may incur additional debt in the future to fund the expansion and maintenance of our business.  If we do so, the related risks could intensify.

The restrictive covenants in our existing debt and preferred stock instruments and agreements may limit our ability to operate our business.

The instruments governing our debt, including our credit facility, the indentures governing our senior subordinated notes, and the certificates of designation governing our preferred stock, impose significant operating and financial restrictions on us. These restrictions significantly limit, among other things, our ability and the ability of our subsidiaries to:

•      incur additional debt;

•      pay dividends;

•      repay junior debt prior to stated maturities;

•      allow the imposition of dividend restrictions on certain subsidiaries;

•      sell assets;

•      make investments;

•      engage in transactions with shareholders and affiliates;

•      create liens; and

•      engage in some types of mergers or acquisitions.

Our credit facility requires us to maintain specified financial ratios. Substantially all our assets are subject to liens securing our credit facility. These restrictions could limit our ability to obtain future financing, make needed capital expenditures, withstand a downturn in our business, or otherwise conduct necessary corporate activities. Our failure to comply with these restrictions could lead to a default under the terms of the relevant debt or a violation of the terms of the preferred stock even though we are able to meet debt service and dividend obligations.

If there were an event of default under our credit facility or other debt, the holders of the affected debt could elect to declare all of that debt to be due and payable which, in turn, could cause all of our other debt to become due and payable. We and our subsidiaries might not have sufficient funds available, and we might be unable to obtain sufficient funds from alternative sources, to make these payments. Even if we can obtain additional financing, the terms might not be favorable to us. If the amounts outstanding under our credit facility were accelerated and we could not obtain sufficient funds to satisfy our obligations, our lenders could proceed against our assets and the stock and assets of our subsidiaries. As a result, any event of default could have a material adverse effect on our business and financial condition.

We expect to require substantial amounts of capital in the future. Our ability to generate the capital required to meet our obligations and to maintain and develop our systems depends on many factors beyond our control.

We have required, and will continue to require, substantial capital to maintain, upgrade, and develop our wireless systems and those we may acquire. We had capital expenditures of $46.0 million during the year ended December 31, 2001. We have budgeted capital expenditures for fiscal 2002 of approximately $75 million, including maintenance of our existing infrastructure, enhancing coverage in covered service areas, and meeting the build out requirements for our PCS licenses. We may also require additional financing for future acquisitions, to refinance our debt at its final maturities, and to meet mandatory redemption provisions on our preferred stock. Our sources of additional capital may include public and private equity and debt financings, including vendor financing. The extent of the additional financing that we may require will depend on the success of our operations. The availability of additional financing is dependent on conditions in the capital markets. We may not be able to obtain additional financing on terms acceptable to us and within the limitations contained in the instruments governing our debt and our preferred stock, or any future financing arrangements. If we cannot raise sufficient funds to meet our planned growth or debt and preferred stock repayment obligations, including upon a change of control, we may delay or abandon some or all of our planned development or seek to sell assets to raise additional funds, either of which could materially limit our ability to compete.

We operate in a very competitive business environment, which can adversely affect our business and operations. Competitors who offer more services than we do may attract our targeted customers.

The wireless communications industry is highly competitive. Many of our competitors and potential competitors have substantially greater financial, personnel, technical, marketing, and other resources than we do, as well as other competitive advantages. Some competitors may market services we do not offer, such as cable television, internet access, landline local exchange, or long distance services, which may make their services more attractive to customers. Competition for customers is based principally upon services and features offered, system coverage, technical quality of wireless systems, price, customer service, capacity, and strength of distribution channels.

In each of our markets we compete with several other wireless licensees. To a lesser extent, we also compete in many of our service areas with dispatch and conventional mobile telephone companies, satellite telephone service providers, resellers of wireless services, paging companies, and landline telephone service providers. We expect this competition to increase in the future, and we may not be able to compete successfully.

We will likely incur operating costs due to unauthorized use of our network.

As do most companies in the wireless industry, we will likely incur costs associated with the unauthorized use of our network, including administrative and capital costs associated with detecting, monitoring, and reducing the incidence of fraud. Fraud impacts interconnection costs, capacity costs, administrative costs, fraud prevention costs, and payments to other carriers for unbillable fraudulent roaming.

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

We may be required to select in advance one technology over another. At the time we make our selection, it may be impossible to predict accurately which technology may prove to be the most economic, efficient, or capable of attracting customer usage. Consequently, it is possible that we may select a technology that does not achieve widespread commercial success and, as a result, our business, results of operations and financial condition could be materially and adversely affected. Moreover, one or more of the technologies that we currently utilize may become inferior or obsolete at some time in the future.

The success of our operations depends upon the management skills and experience of our executive team.

We believe that our future success will depend in large part on our continued ability to attract and retain highly qualified technical and management personnel. We believe that there is, and will continue to be, intense competition for qualified personnel in the wireless communications industry, and we cannot assure you that we will be successful in retaining our key personnel or in attracting and retaining other highly qualified technical and management personnel. We do not currently maintain key-man life insurance on any of our executives or other employees.

Our business is subject to extensive government regulation. The applicable legislation and regulations, and changes to them, could adversely affect our business by increasing our expenses. We may also be unable to obtain regulatory approvals necessary to operate our business. Any failure to obtain these approvals could negatively affect our results of operations.

The Federal Communications Commission (the “FCC”) regulates many aspects of our business, including the licensing, construction, interconnection, operation, acquisition, and sale of our wireless systems, as well as the number of wireless licenses permitted in each of our markets. State and local regulatory authorities also, to a lesser extent, regulate aspects of our business and services. In addition, the Federal Aviation Administration regulates aspects of construction, marking, and lighting of communications towers on which we depend for the placement of our wireless transmitters. Changes in legislation and regulations governing wireless activities and wireless carriers, our failure to comply with applicable regulations, or our loss of or failure to obtain any license or licensed area could have a material adverse effect on our operations. In addition, some aspects of the Communications Act of 1934, as amended, place additional burdens upon us or subject us to increased competition and increase our costs of doing business.

The FCC and state authorities are increasingly looking to the wireless industry to fund various initiatives, including federal and state universal service programs, telephone number administration, services to the hearing-impaired, and emergency 911 networks. In addition, many states have imposed significant taxes on providers in the wireless industry and have adopted or are considering adoption of regulatory requirements on customer billing and other matters. These initiatives are imposing increased costs on us and other wireless carriers and may otherwise adversely affect our business. For example, the FCC has mandated that wireless providers supply the geographic coordinates of a customer’s location, either by means of network-based or handset-based technologies, to public safety dispatch agencies. This rule will impose significant costs on us and could lead us to increase subsidies on handsets to offset the increased costs of handset-based technologies. There can be no assurance that we will be able to meet the FCC’s 911 requirements or that we will not be subject to fines by the FCC in connection with our failure to comply with these requirements.

Each of our wireless licenses is subject to renewal upon expiration of its current ten-year term. Grants of wireless license renewals are based upon FCC rules establishing a presumption in favor of licensees that have complied with their regulatory obligations during the ten-year license period. However, we cannot assure you that the FCC will grant us any future renewal applications or that our applications will be free from challenge. In addition, FCC rules require wireless licensees to meet buildout requirements with respect to particular licenses, and failure to comply with these and other requirements in a given licensed area could result in revocation or forfeiture of our license for that area or the imposition of fines by the FCC.

We are subject to certain limitations on foreign ownership and transfers of control.

The Communications Act of 1934, as amended, and related regulations prohibit the holding of a common carrier license by a corporation if more than 20% of the licensee’s capital stock, or more than 25% of the capital stock of the licensee’s controlling company, is owned directly or beneficially by non-U.S. citizens. For this purpose, capital stock includes all equity interests, including our Class A and Class B common stock and our preferred stock. Absent FCC approval of foreign ownership exceeding these limits, failure to comply with these requirements may result in a FCC order requiring divestiture of foreign ownership. In addition, fines or denial of renewal or revocation of the license is possible. The Communications Act of 1934 and related regulations also require prior approval of changes in control of entities holding common carrier licenses. Our Articles of Incorporation permit us to redeem our common stock where necessary to preserve our licenses, and we could be required to expend substantial amounts to comply with the ownership restrictions. Also, these regulations limit our ability to raise new capital from foreign persons or to sell assets to foreign persons.

Equipment failure and natural disasters may adversely affect our operations.

A major equipment failure or a natural disaster affecting any of our central switching offices, microwave links, or cell sites could have a material adverse effect on our operations. Our inability to operate any portion of our wireless system for an extended time period could result in a loss of customers or impair our ability to attract new customers, which would have a material adverse effect on our business, results of operations, and financial condition. Although we have not experienced a major equipment failure and we believe that we have purchased insurance sufficient to cover potential losses, we may not be adequately insured against such an event.

If wireless handsets are perceived to pose health and safety risks, we may be subject to new regulations, and demand for our services may decrease.

Media reports have suggested that certain radio frequency emissions from wireless handsets may be linked to various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Concerns over radio frequency emissions may have the effect of discouraging the use of wireless handsets, which would decrease demand for our services. In recent years, the FCC and foreign regulatory agencies have updated the guidelines and methods they use for evaluating radio frequency emissions from radio equipment, including wireless handsets. There also are some safety risks associated with the use of wireless handsets while driving. Legislation has been proposed in the United States Congress and many state and local legislative bodies to restrict or prohibit the use of wireless phones while driving motor vehicles. Similar laws have been enacted in other countries and, to date, the State of New York and a small number of localities in the United States have passed restrictive laws. Concerns over these safety risks and the effect of any legislation that may be adopted in response to these risks could limit our ability to market and sell our wireless services. Additionally, litigation relating to illness, accidents, deaths, or serious bodily injuries allegedly incurred as a result of wireless phone use could result in damage awards and adverse publicity.

We have shareholders who could exercise significant influence on management.

The holders of our Class M convertible preferred stock currently are able to elect two members to our board of directors and can vote, on an as-converted basis, 2,075,471 shares of our Class A common stock, which represented as of March 20, 2002 approximately 10.1% of the voting power of our common stock. If these holders were to disagree with decisions made by management or the board of directors about our plans or operations, they might be able to bring significant pressure to change such plans or operations.

Antitakeover provisions could adversely affect the price of our Class A common stock.

Some of the following provisions of our Articles of Incorporation, Amended and Restated Bylaws and Minnesota law could delay or prevent a change of control or a change in management that holders of Class A common stock may consider beneficial:

•       provisions for a classified board of directors;

•       provisions for advance notice for director nominations and shareholder proposals;

•       provisions allowing holders of our class B common stock 10 votes per share as compared to one vote per share for our class A common stock;

•       provisions for supermajority votes to approve mergers or amend specified provisions of the Articles and Bylaws; and

•       statutory limits regarding share acquisitions and business combinations.

We also have adopted a share rights plan under which the exercise of preferred stock purchase rights attached to each share of common stock could result in substantial dilution to any person or group acquiring 15% or more of our stock without approval from our board of directors.

In addition, the documents governing our indebtedness contain limitations on our ability to enter into a change of control transaction. Under these documents, the occurrence of a change of control transaction, in some cases after notice and grace periods, would constitute an event of default permitting acceleration of the indebtedness.

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

(a)           General Development of Business

We are a wireless communications service provider in the United States, focusing on rural markets. Our network covered a total population of approximately 5.9 million and served approximately 633,000 voice customers, excluding wholesale customers, as of December 31, 2001. We believe that rural markets provide strong growth opportunities because these markets typically have lower current penetration rates and less competition for customers than markets in larger metropolitan areas. In addition, our rural markets generally contain a number of vacation destinations and significant highway miles. For these reasons, and because of the distance between population centers, many potential customers spend substantial time traveling through our service areas, resulting in higher roaming revenues than in urban markets.

The following chart summarizes our existing wireless systems as of December 31, 2001:

Regions	Percentage Ownership	Total Licensed POPS(1)	Marketed POPs(1)	Voice Customers (2)	Penetration % (2)	Square Miles	States
Cellular:
Midwest	100%	1,019,000	731,000	101,933	13.9	45,000	MN, SD
Northeast	100%	3,175,000	2,037,000	236,442	11.6	46,000	MA, ME, NH, NY, VT
South	100%	1,474,000	1,474,000	118,594	8.0	71,000	AL, KS, MS
Northwest	100%	919,000	919,000	161,383	17.6	81,000	OR, WA
Cellular Total		6,587,000	5,161,000	618,352	12.0	243,000

PCS:
Wireless Alliance	70%	732,000	732,000	14,417	2.0	19,000	MN, ND, SD, WI
Total		7,319,000	5,893,000	632,769	10.7	262,000

(1) Updated to reflect 2000 U.S. Census Bureau data.

(2) Penetration represents the ratio of wireless voice customers at the end of the period to marketed POPs. Customer numbers exclude paging and long distance customers.

Within each of our four regions, we operate through the development of a local presence in the communities we serve, which we believe enhances our competitive position and allows us to tailor our products and services to meet our customers’ specific needs. Where appropriate, we leverage our service programs and operating practices across our various markets.

We have invested capital and resources to enhance the quality of our networks, expand our geographic footprint, and broaden our service offerings. As a result of our network investments, we believe our customers receive a high level of both regional and local wireless coverage, minimal call blocking and dropped calls, seamless call delivery and hand-off, and access to digital services. Our digital offerings are available in all of our markets and include caller identification, short message services, and numeric paging, as well as other ancillary services such as voicemail and call waiting. As of December 31, 2001, approximately 62% of our wireless customers were using digital handsets whose digital features can be utilized in approximately 90% of our service areas.

(b)           Financial Information about Segments

Our business consists of one segment, the operation of wireless communication systems in the United States.

(c)           Description of Business/Service Areas

Marketing of Products and Services

We have developed our marketing strategy on a market-by-market basis and offer service plan options to our customers tailored to address their specific needs and to encourage cellular usage. Most service plans have a fixed monthly access fee, which includes a specified number of minutes, and incremental fees for enhanced services. As a result of our focus on marketing strategies as well as the upgrade of our networks to digital capability, we are able to offer our customers a wide array of services on an individual or bundled basis. We believe these services stimulate demand for wireless usage and increase customer loyalty. These services include the following:

•      Caller ID — Allows a customer to see the phone number and name of the calling party before answering the call or after not answering a call.

•      Short Message Service — Allows a customer to receive and send text messages or content messages.

•      Numeric Paging — Allows calling parties to leave a phone number rather than a voice message.

•      Visual Message Notification — Allows a customer to know that a text or voice message has been received by displaying an icon on the customer’s phone.

•      Group Ring — Allows a customer to have multiple phones ring simultaneously when a single cellular phone number is called.

•      Add-A-Line — Allows an additional phone to be included on a single account for a flat fee, permitting a customer to share the service plan minutes.

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

•      Phone Service — Allows customers the option to lease handsets for a nominal monthly charge. This service reduces customers’ concerns regarding equipment obsolescence and enables us to better compete with our competitors’ free handset offers.

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

In addition to tailoring our service plans based on features and minutes of use, we also offer our customers regional calling plans and roaming packages that allow our customers to pay home usage rates while traveling within specified regional zones, both within and outside of our cellular service areas. We have also established preferred roaming contracts and developed system integration with adjacent cellular carriers, which permit our customers to receive automatic call delivery, call forwarding, toll-free access to voicemail, call hand-off, and reduced roaming rates nationwide.

Roaming is an integral component of our service offerings. We have structured our roaming agreements to enable us to provide expanded network access to our customers both regionally and nationally and provide roaming rates based upon factors such as network coverage, feature functionality, and number of customers.  A substantial portion of our roaming revenue is derived from agreements with two national wireless providers, AT&T Wireless and Verizon Wireless. For the year ended December 31, 2001, AT&T Wireless accounted for approximately 50%, and Verizon Wireless accounted for approximately 20%, of our total roaming minutes.  Under our agreements with AT&T Wireless, Verizon Wireless and other roaming partners, the roaming yield per minute RCC receives from outcollect calling minutes in addition to the cost per minute RCC pays for our customers incollect activity, decline over time.

The following table lists our consolidated historical quarterly roaming yield per minute and incollect cost per minute:

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Annual Average
Approximate Outcollect Yield Per Minute (including toll)
2000	$0.52	$0.49	$0.49	$0.45	$0.49
2001	$0.38	$0.36	$0.36	$0.29	$0.34

Approximate Incollect Cost Per Minute
2000	$0.42	$0.40	$0.40	$0.38	$0.40
2001	$0.30	$0.26	$0.24	$0.22	$0.25

We also have agreements with the North American Cellular Network, which is one of the largest wireless telephone network systems in the world, linking cellular operators throughout the United States and Canada and enabling customers to use their cellular phones to place and receive calls in these areas as easily as they do in their home areas. Through North American Cellular Network, customers are able to receive calls automatically without the use of complicated roaming codes as they roam in more than 5,000 cities and towns in the United States and Canada. In addition, North American Cellular Network enables special services such as call forwarding and call waiting to automatically follow customers as they travel.

Distribution and Sales

We market our wireless products and services through direct sales distribution channels, which include company owned retail stores and account executives. We also utilize indirect sales distribution channels, including independent sales agents. All distribution channels are managed on a regional basis. We believe that our decentralized sales distribution strategy contributes to our service offering success because our regions are able to tailor their respective programs to meet the needs of each local market.

Our distribution channels include the following:

•      direct sales through:

•        retail stores and kiosks that we operate and staff with our employees. As of December 31, 2001, we had 84 stores, primarily located in our more densely populated markets. In addition, we had eight stand–alone kiosks. Our retail locations help us establish our presence and promote retail customer sales and service; and

•      account executives who are our employees and focus on business and major account sales and service; and

•      indirect sales through independent sales agents. Our independent sales agents are established businesses in their communities and may include retail electronics stores, farm implement dealers, automobile dealers, automobile parts suppliers, college and university bookstores, video and music stores, and local telephone companies. Most of the agents sell our services in conjunction with their principal business. We provide cellular, digital, and paging equipment to the agents for sale or rent to customers, and the agents market our services utilizing a cooperative advertising program.

Each region is responsible for recruiting, training, and supporting sales personnel for each distribution channel. The training and support provided to sales personnel is extensive and continuous.

Customer Service

To provide consistently superior customer service in our service centers, we have implemented sophisticated local monitoring and control systems and maintain customer service departments consisting of highly trained personnel who are aware of the needs of the customers in our local markets. Our customer service centers are located in Alexandria, Minnesota; Bangor, Maine; Enterprise, Alabama; and Bend, Oregon. Our customer service centers in the Northeast and Midwest region can be accessed 24 hours a day, 365 days a year, and are capable of handling both routine and complex technical questions. We believe that having customer service centers located in or near our regional clusters provides a significant competitive advantage because it reinforces the local nature of our product and allows the customer service representatives to offer more customized service as a result of their inherent local knowledge. The customer service centers are also responsible for processing new service orders and service changes for existing customers and maintaining customer records. Our customer service centers maintain a quality control process that monitors call center performance and balances customer service center resources to match call center load levels.

Customers are contacted periodically and offered additional calling features such as voicemail, call waiting, and call forwarding and are recommended the best service pricing plan for that customer’s usage levels. We believe these contact programs enhance customer loyalty, maintain high retention rates, and increase sales of additional features that increase customer airtime usage and generate customer referrals.

Service Marks

The following table summarizes the brand names we use to market our services in our different regions.

Region	Wireless Voice	Paging	Long Distance
Northeast	UNICEL®, CELLULARONE®, StarCellular®	UNICEL Paging Service®, PAGING by CELLULARONE®	LONG DISTANCE by CELLULARONE®, SimplyOne®
Midwest	CELLULAR 2000®, UNICEL®	KEYPAGE®	N/A
Northwest	CELLULARONE®	N/A	N/A
South	CELLULARONE®	N/ A	N/A

We own the UNICEL®, StarCellular®, and SimplyOne® marks.  The CELLULAR 2000® name and related marks are owned by Cellular 2000, Inc., of which we currently own a 50% interest. The only business of Cellular 2000, Inc. is the licensing of its service mark to its shareholders. We do not pay any license fees for the use of the CELLULAR 2000® mark.  The CELLULARONE® mark is owned by Cellular One Group, and we use the CELLULARONE® service mark pursuant to licensing agreements with Cellular One Group.

Network Operations

Cellular

We develop and build our wireless service areas in response to customer demand by adding channels to existing cell sites and by building new cell sites to increase coverage and capacity. Where appropriate, we also upgrade acquired properties to enable us to provide similar quality service over our entire network. We expect to continue our wireless system expansion where necessary to add and retain customers, enhance customer usage on our systems, and increase roaming traffic. We also enhance our systems through scalable network equipment, cell site splitting, cell site sectorization, and digital upgrades of our systems. In addition to the customer quality aspects, these enhancements generally provide improved network system performance and efficiency of operations.

Our cellular network consisted of 622 cell sites as of December 31, 2001. We will continue to develop our wireless service areas by building new cell sites in locations that increase capacity and improve coverage. In 2001 we added 18 sites through the acquisition of Saco River while adding an additional 12 sites through lease or construction. We plan to lease and purchase additional cell sites during 2002. The additional cell sites will further expand capacity and will allow customers to use lower–powered or hand-held portable telephones throughout our service areas and network.

We currently rely on TDMA as the primary digital standard for our wireless systems. With TDMA technology our customers’ phones have digital compatibility with other wireless systems using TDMA service. Further, the built-in intelligence of digital handsets allows us to manage our incollect costs.

Wireless Alliance

At December 31, 2001, Wireless Alliance had 62 cell sites. Wireless Alliance has a global system for mobile technology–based personal communications services network, or “GSM.” Wireless Alliance utilizes VoiceStream Wireless Corporation’s switch.

Other Licenses

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

•      In 1999 we acquired a PCS BTA license for a market adjacent to our Midwest region that covers 288,000 POPs. During the fourth quarter of 2001, we began the TDMA buildout of this service area.

•      As part of the January 2001 acquisition of Saco River, we acquired PCS licenses covering 1.1 million POPs in Portland, Maine and Manchester, New Hampshire.

Information regarding RCC’s service areas and licenses is set forth in the following tables.

Built Out Voice License Summary

	% Ownership	Marketed POPs	License	Spectrum	Date of Acquisition
Cellular
Midwest:
Minnesota RSA 1	100%	50,000	Cellular — B side	25 MHz	04/01/91
Minnesota RSA 2	100%	65,000	Cellular — B side	25 MHz	04/01/91
Minnesota RSA 3	100%	58,000	Cellular — B side	25 MHz	04/01/91
Minnesota RSA 5	100%	215,000	Cellular — B side	25 MHz	04/01/91
Minnesota RSA 6	100%	274,000	Cellular — B side	25 MHz	04/01/91
South Dakota RSA 4	100%	69,000	Cellular — B side	25 MHz	02/01/99
Total Midwest		731,000

Northeast:
Maine, Bangor MSA	100%	145,000	Cellular — B side	25 MHz	05/01/97
Maine, RSA 1	100%	84,000	Cellular — B side	25 MHz	07/31/98
Maine, RSA 2	100%	142,000	Cellular — B side	25 MHz	05/01/97
Maine, RSA 3	100%	227,000	Cellular — B side	25 MHz	05/01/97
Massachusetts RSA 1	100%	72,000	Cellular — A side	25 MHz	07/01/98
New Hampshire, Portsmouth MSA	100%	299,000	Cellular — B side	25 MHz	01/01/01
New Hampshire RSA 1	100%	229,000	Cellular — A side	25 MHz	07/01/98
New York RSA 2	100%	230,000	Cellular — A side	25 MHz	07/01/98
Vermont, Burlington MSA	100%	154,000	Cellular — A side	25 MHz	07/01/98
Vermont RSA 1	100%	217,000	Cellular — A side	25 MHz	07/01/98
Vermont RSA 2	100%	238,000	Cellular — A side	25 MHz	07/01/98
Total Northeast		2,037,000
South:
Alabama RSA 3	100%	136,000	Cellular — A side	25 MHz	04/01/00
Alabama RSA 4	100%	145,000	Cellular — A side	25 MHz	04/01/00
Alabama RSA 5	100%	221,000	Cellular — A side	25 MHz	04/01/00
Alabama RSA 7	100%	172,000	Cellular — A side	25 MHz	04/01/00
Kansas RSA 1	100%	27,000	Cellular — A side	25 MHz	04/01/00
Kansas RSA 2	100%	30,000	Cellular — A side	25 MHz	04/01/00
Kansas RSA 6	100%	19,000	Cellular — A side	25 MHz	04/01/00
Kansas RSA 7	100%	81,000	Cellular — A side	25 MHz	04/01/00
Kansas RSA 11	100%	94,000	Cellular — A side	25 MHz	04/01/00
Kansas RSA 12	100%	47,000	Cellular — A side	25 MHz	04/01/00
Kansas RSA 13	100%	28,000	Cellular — A side	25 MHz	04/01/00
Mississippi RSA 1	100%	183,000	Cellular — A side	25 MHz	04/01/00
Mississippi RSA 3	100%	160,000	Cellular — A side	25 MHz	04/01/00
Mississippi RSA 4	100%	131,000	Cellular — A side	25 MHz	04/01/00
Total South		1,474,000
Northwest:
Oregon RSA 3	100%	159,000	Cellular — A side	25 MHz	04/01/00
Oregon RSA 4	100%	226,000	Cellular — A side	25 MHz	04/01/00
Oregon RSA 6	100%	213,000	Cellular — A side	25 MHz	04/01/00
Washington RSA 2	100%	139,000	Cellular — A side	25 MHz	04/01/00
Washington RSA 3	100%	59,000	Cellular — A side	25 MHz	04/01/00
Washington RSA 8	100%	123,000	Cellular — A side	25 MHz	04/01/00
Total Northwest		919,000
Total Cellular		5,161,000
Wireless Alliance (PCS)
Duluth, Minnesota/Superior, Wisconsin BTA 119	70%	279,000	PCS — B Block	20 MHz	04/10/97
Fargo, North Dakota/Moorhead, Minnesota BTA 166	70%	183,000	PCS — B Block	20 MHz	04/10/97
Grand Forks, North Dakota BTA 166	70%	98,000	PCS — B Block	20 MHz	04/10/97
Sioux Falls, South Dakota BTA 422	70%	172,000	PCS — B Block	20 MHz	11/06/97
Total PCS		732,000
Total		5,893,000

Unbuilt Voice License Summary

	% Ownership	POPs	License	Spectrum	Date of Acquisition
Midwest
St. Cloud, MN BTA 391	100%	288,000	PCS — C Block	30 MHz	07/01/99
Northeast
Manchester & Nashua, NH BTA 274	100%	617,000	PCS — F Block	10 MHz	01/01/01
Portland, ME BTA 357	100%	521,000	PCS — F Block	10 MHz	01/01/01
		1,426,000

Local Multipoint Distribution Service (“LMDS”) License Summary

Market	% Ownership	Call Sign	Spectrum	Date of Acquisition
Brainerd, MN BTA 054-A	100%	WPOK 264	27.5 GHz	08/09/99
Burlington, VT BTA 063-A	100%	WPOK 265	27.5 GHz	08/09/99
Duluth, MN BTA 119-A	100%	WPOK 266	27.5 GHz	08/09/99
Eau Claire, WI BTA 123-A	100%	WPOK 267	27.5 GHz	08/09/99
Fergus Falls, MN BTA 142-B	100%	WPOK 274	31.3 GHz	08/09/99
Glens Falls, NY BTA 164-A	100%	WPOK 268	27.5 GHz	08/09/99
Keene, NH BTA 227-A	100%	WPOK 269	27.5 GHz	08/09/99
La Crosse,WI-Winona, MN BTA 234-A	100%	WPOK 270	27.5 GHz	08/09/99
Lebanon-Claremont, NH BTA 249-A	100%	WPOK 271	27.5 GHz	08/09/99
Mankato-Fairmont, MN BTA 277-B	100%	WPOK 275	31.3 GHz	08/09/99
Plattsburgh, NY BTA 352-A	100%	WPOK 272	27.5 GHz	08/09/99
Rochester-Austin-Albert Lea, MN BTA 378-B	100%	WPOK 276	31.3 GHz	08/09/99
Rutland-Bennington, VT BTA 388-A	100%	WPOK 273	27.5 GHz	08/09/99

Source: Updated to reflect 2000 U.S. Census Bureau data.

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

Competition

We compete against several wireless carriers in each of our markets and also compete with a number of enhanced specialized mobile radio service providers. We compete for customers based on numerous factors, including wireless system coverage and quality, service value equation (minutes and features over price), local market presence, digital voice and features, customer service, distribution strength, and name brand recognition. Some competitors also market other services, such as long distance, landline local exchange, and internet access service, with their wireless telecommunication service offerings. Many of our competitors have been operating for a number of years, currently serve a substantial customer base, and have significantly greater financial, personnel, technical, marketing, sales, and distribution resources than we do.

The following table lists our competitors on a market-by-market basis:

Region	Cellular Competition	PCS / ESMR Competition
Cellular
Midwest:
Minnesota RSA 1 and 2	Western Wireless Corporation	Cellular Mobile Systems of St. Cloud (“CMS”)
Minnesota RSA 3, 5 and 6	American Cellular Corporation	WirelessNorth, L.L.C., CMS, Nextel Communications, Inc., VoiceStream Wireless
South Dakota RSA 4	Western Wireless Corporation	Sprint PCS
Northeast:
Maine, Bangor MSA, RSA 1, 2 and 3	United States Cellular Corporation	N/A
New Hampshire, Portsmouth MSA	AT&T Wireless	Sprint PCS, Nextel Communications, Inc., VoiceStream Wireless
Massachusetts RSA 1	Cingular Wireless	N/A
New Hampshire RSA 1	United States Cellular Corporation	N/A
New York RSA 2	Verizon Communications	N/A
Vermont, Burlington MSA, RSA 1	Verizon Communications	N/A
Vermont RSA 2	United States Cellular Corporation	N/A
South:
Alabama RSA 3	Cingular Wireless	VoiceStream Wireless
Alabama RSA 4	ALLTEL Corporation	VoiceStream Wireless, Pine Belt Wireless
Alabama RSA 5	ALLTEL Corporation, Cingular Wireless, Public Service Telephone	VoiceStream Wireless, Nextel Communications, Inc.
Alabama RSA 7	ALLTEL Corporation	VoiceStream Wireless, Sprint PCS Group
Kansas RSA 1, 2, 6, 7, 12 and 13	ALLTEL Corporation	Westlink Communications (1,2,6,7,12)
Kansas RSA 11	ALLTEL Corporation	PanHandle Telecommunications Systems, Inc.
Mississippi RSA 1 and 4	Cingular Wireless, Cellular Telepak, Inc.	VoiceStream Wireless, Telecorp PCS, Inc.
Mississippi RSA 3	Cellular Telepak, Inc	VoiceStream Wireless, Telecorp PCS, Inc.
Northwest:
Oregon RSA 3	United States Cellular Corporation, AT&T Wireless	Sprint PCS, Qwest, Nextel Communications, Inc.
Oregon RSA 4	Verizon Communications, AT&T Wireless	VoiceStream Wireless, Sprint PCS, Qwest, Nextel Communications, Inc.
Oregon RSA 6	United States Cellular Corporation	Sprint PCS, Nextel Communications, Inc., VoiceStream Wireless Corporation
Washington RSA 2 and 3	Verizon Communications	Sprint PCS, VoiceStream Wireless Corporation
Washington RSA 8	Inland Cellular, AT&T Wireless	Sprint PCS, Qwest
PCS — Wireless Alliance:
Duluth, Minnesota / Superior, Wisconsin	Verizon Communications, Dobson Communications	WirelessNorth, L.L.C., Sprint PCS, Nextel Communications, Inc.
Fargo, North Dakota / Moorhead, Minnesota; Grand Forks, North Dakota	Western Wireless Corporation, Verizon Communications	WirelessNorth, L.L.C., Sprint PCS, Nextel Communications, Inc.
Sioux Falls, South Dakota	Western Wireless Corporation, Verizon Communications.	Sprint PCS, Nextel Communications, Inc

The telecommunications industry is experiencing significant technological changes, as evidenced by the increasing pace of improvements in the capacity and quality of digital technology, shorter cycles for new products and enhancements, and changes in consumer preferences and expectations. Accordingly, with the entry of new competitors and the development of new technologies, products, and services, competition in the wireless telecommunications industry has been dynamic and intense.

In the future, we expect to face increased competition from entities holding licenses for PCS spectrum not yet operating in our markets. We believe that PCS networks will continue to be focused primarily in urban areas due to capital and population coverage requirements. The FCC has issued licenses for both narrowband and broadband PCS, and six broadband licenses were issued in each of our cellular service areas. Narrowband PCS typically provides advanced paging and messaging services. Broadband PCS consists of wireless two-way telecommunications services for voice, data, and other transmissions employing digital micro–cellular technology. Many broadband PCS providers compete with existing wireless systems. Under FCC rules, license holders are allowed to disaggregate the spectrum covered by their license. Accordingly, we may face competition from additional providers of PCS if the FCC approves a disaggregation of spectrum for any license for PCS in one of our service areas. In addition, the Omnibus Budget Reconciliation Act of 1993 required, among other things, the allocation to commercial use of a portion of 200 MHz of the spectrum currently reserved for government use. Some portion of this spectrum may be used to create new land-mobile services or to expand existing land-mobile services. Further, the FCC has auctioned or announced plans to auction licenses in the 39 GHz spectrum and 700 MHz spectrum that may be used for wireless communications that would compete with our services.

Specialized mobile radio and other private radio systems, such as those generally used by local dispatch, fleet services, and other communications services that have the technical capability to handle mobile telephone calls, including interconnection to the landline telephone network, may provide competition in some markets. In addition, enhanced specialized mobile radio systems may compete with our wireless services by providing high quality digital communication technology, lower rates, enhanced privacy, and additional features such as paging, particularly in metropolitan areas.

We also compete to a lesser extent with resellers, landline telephone service providers, fixed wireless services, and satellite–based telecommunications systems. The FCC requires all wireless licensees to provide service to “resellers.” A reseller provides wireless services to customers but does not hold a FCC license and might not own facilities. Instead, the reseller buys blocks of wireless telephone numbers and capacity from a licensed carrier and resells service through its own distribution network to the public. Thus, a reseller is both a customer of a wireless licensee’s service and also a competitor of that licensee. Several small resellers currently operate in our systems.

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

We believe that we are strategically positioned to compete with other communications technologies that now exist and with wireless resellers. Continuing technological advances in telecommunications and FCC policies that encourage the development of new spectrum–based technologies make it difficult, however, to predict the extent of future competition.

Legislation and Regulation

Overview

Our business issubject to varying degrees of federal, state and local regulation. The FCC has jurisdiction over all facilities of, and services offered by, telecommunications common carriers such as us, to the extent those facilities are used to provide, originate, or terminate interstate or international communications. The Communications Act of 1934, as amended (the ‘‘Communications Act’’), preempts state and local regulation of the entry of, or the rates charged by, any provider of commercial mobile radio service (“CMRS”), which includes our cellular service and broadband personal communications service. Otherwise, state and local regulatory commissions retain jurisdiction over most of the same facilities and services to the extent they are used to originate or terminate intrastate communications and with respect to zoning and similar matters. In addition, many of the regulations issued by these regulatory bodies may be subject to judicial review, the result of which review we are unable to predict.

The following summary of regulatory developments and legislation does not purport to describe all present and proposed federal, state, and local regulation and legislation affecting the telecommunications industry. Many existing federal and state laws and regulations are currently the subject of judicial proceedings, legislative hearings, and administrative proposals that could change, in varying degrees, the manner in which this industry operates. Neither the outcome of these proceedings nor their impact upon the telecommunications industry or us can be predicted at this time.

Federal Regulation

We must comply with the applicable requirements of the Communications Act, which was amended by the Telecommunications Act of 1996 (the ‘‘1996 Act’’) and other legislation. The 1996 Act effected plenary changes in regulation at both the federal and state levels that affect virtually every segment of the telecommunications industry. The stated purpose of the 1996 Act is to promote competition in all areas of telecommunications and to reduce unnecessary regulation to the greatest extent possible.

The 1996 Act greatly expands the FCC’s interconnection requirements for incumbent local exchange carriers by requiring them to:

•      provide physical co-location;

•      unbundle and provide access to components of their local service networks to other providers of local service; and

•      establish wholesale rates for the services they offer at retail.

The 1996 Act also requires all local exchange carriers to:

•      establish number portability;

•      establish dialing parity; and

•      provide nondiscriminatory access to telephone poles, ducts, conduits, and rights-of-way.

In addition, the 1996 Act requires local exchange carriers to compensate telecommunications carriers for traffic originated by the local exchange carriers and terminated on the other carriers’ networks; these arrangements are reciprocal, thus requiring the interconnecting carriers to compensate the local exchange carriers for calls originated by the interconnecting carriers and terminated on the local exchange carriers’ network. The 1996 Act requires all telecommunications carriers, including us, to provide interconnection upon reasonable request.

Local exchange carriers are required to negotiate in good faith with carriers, such as us, requesting any of the above arrangements. If a requesting carrier and the local exchange carrier cannot reach an agreement within the prescribed time, either carrier may request binding arbitration by the appropriate state commission. Where an agreement cannot be reached, carriers remain subject to the interconnection obligations established by the FCC and state telecommunications regulatory commissions.

The FCC is charged with establishing national guidelines to implement the 1996 Act. The FCC has established detailed rules regarding rates and terms for interconnection between telecommunications carriers and local exchange carriers and regarding the implementation of dialing parity. In addition, in July 2000, the FCC adopted an order denying requests for mandatory interconnection between resellers’ switches and CMRS providers’ networks and declining to impose general interconnection obligations between such networks. Negotiated interconnection agreements are subject to state approval and various rules of the FCC, some of which are subject to pending regulatory proceedings or court review. The states’ regulatory commissions must consider applications for approval of interconnection agreements in a manner consistent with the terms of the Communications Act. The FCC’s rules as well as the state arbitration proceedings will directly impact the nature and cost of the facilities necessary for interconnection of our wireless systems with local, national, and international telecommunications networks. The agreements will determine the nature and amount of revenues we can receive for terminating calls originating on the networks of local exchange and other telecommunications carriers and how much we pay for having calls that we originate terminated on the local exchange carriers’ networks.

The FCC also regulates the construction, operation, and acquisition of wireless systems in the United States. CMRS providers operate under licenses granted by the FCC within a specified market area. These licenses are usually auctioned by the FCC after being allocated in specified frequencies and being made subject to specific FCC rules. The unavailability of licenses in desired frequency ranges, as well as the high cost of acquiring such licenses, may hinder our ability to modify existing facilities and secure authorization for additional facilities. In particular, the FCC recently conducted an auction of common carrier paging licenses for use of particular frequencies in designated geographic areas. We did not purchase paging licenses in that auction, meaning that we cannot now apply to enlarge the areas served by our paging systems unless we purchase rights to do so from the appropriate geographic area license holder or participate in a future FCC auction.

FCC licenses are generally transferable, subject to specified limitations prescribed by the Communications Act and the FCC. The FCC’s prior approval is required for the assignment or transfer of control of a license for a wireless system. Before we can complete any such purchase or sale, we must file appropriate applications with the FCC, and the public is by law granted a period of time, typically 30 days, to oppose or comment on them. In addition, the FCC has established transfer disclosure requirements that require licensees who assign or transfer control of a license acquired through an auction within the first three years of their license terms to file associated sale contracts, option agreements, management agreements, or other documents disclosing the total consideration that the licensee would receive in return for the transfer or assignment of its license. Non-controlling minority interests in an entity that holds a FCC license generally may be bought or sold without FCC approval, subject to the FCC’s spectrum aggregation limits and FCC notification.

Near the conclusion of the generally ten-year term of a CMRS license, licensees must file applications for renewal of licenses to obtain authority to operate for up to an additional ten-year term. Applications for license renewal may be denied if the FCC determines that the renewal would not serve the public interest, convenience, or necessity. The FCC also may revoke a license prior to the end of its term in extraordinary circumstances. In addition, at license renewal time, other parties may file competing applications for the authorization. The FCC has adopted specific standards stating renewal expectancy will be awarded to a CMRS licensee that has provided substantial service during its license term and has substantially complied with applicable FCC rules and policies and the Communications Act. If the FCC awards the CMRS licensee a renewal expectancy, its license renewal application generally is granted and the competing applications are dismissed.

Although we are unaware of any circumstances that would prevent the approval of any future renewal application, no assurance can be given that the FCC will renew any of our licenses. Moreover, although revocation and involuntary modification of licenses are extraordinary measures, the FCC has the authority to restrict the operation of a licensed facility or revoke or modify licenses. None of our licenses has ever been revoked or involuntarily modified.

We are required by the FCC’s rules to construct facilities covered by certain licenses and to offer services to a certain percentage of the population covered by those licenses within specified periods, based on the date of the grant of the licenses. Our PCS licenses are subject to forfeiture by the FCC, as are all similar licenses held by other companies, if these buildout requirements are not satisfied in a timely manner. We are in the process of building out PCS systems under two licenses which require a certification of sufficient construction by April 28, 2002 if a forfeiture of license is to be avoided. Those licenses are for 10 MHz of PCS spectrum in the Manchester-Nashua-Concord, New Hampshire Basic Trading Area and the Portland-Brunswick, Maine Basic Trading Area. We have reason to believe that our construction will progress at a pace that allows for timely certifications to the FCC of full compliance with the construction requirement; however, if construction progress is delayed we will request a temporary waiver of the applicable FCC rule as to one or both affected PCS licenses, and an extension of time to satisfy the requirement. There is a risk that our  request(s) in that instance will be denied or that they will be granted in part but for an insufficient time to allow us to complete the necessary construction, in which case the license(s) will be forfeited. There is much to be accomplished to meet the deadline for construction under both licenses, including at least one or more of the following:

•      lease, acquire, or otherwise obtain rights to use the necessary antenna sites;

•      obtain zoning variances or other local governmental or third-party approvals or permits for network construction;

•      complete the radio frequency design, including cell site design, frequency planning, and network optimization; and

•      expand and maintain customer care, network management, billing, and other financial and management systems.

These events may not occur within the time frames we anticipate or that the FCC requires, at the cost we estimate, or at all. In addition, problems in vendor equipment availability, technical resources, or system performance could delay the launch of new or expanded operations, or result in increased costs. We intend to rely in part on the services of various companies that are experienced in design and buildout of wireless networks in order to accomplish our buildout schedule. However, we may not be able to obtain satisfactory contractors on economically attractive terms or ensure that our contractors will perform as we expect.

CMRS providers also must satisfy a variety of FCC requirements relating to technical and reporting matters, including coordination of proposed frequency usage with adjacent systems in order to avoid electrical interference between adjacent systems. The FCC also requires licensees to secure FCC consent to system modifications in specified instances.

CMRS systems are subject to Federal Aviation Administration regulations respecting the location, marking, lighting, and construction of transmitter towers and antennas and may be subject to regulation under the National Environmental Policy Act and the environmental regulations and registration requirements of the FCC. The FCC has also adopted guidelines and methods for evaluating radio frequency emissions from radio equipment. We believe that all wireless devices we currently provide to our customers, and all towers that we own or occupy, comply with these standards.

The 1996 Act mandates that telecommunications carriers contribute to the federal Universal Service Fund, the purpose of which is to ensure that basic telephone services are available and affordable for all citizens. The Universal Service Fund is intended to promote access to communications services in high cost areas and for low income persons, schools, libraries, and rural health care providers. We also are required to contribute to state universal service funds. The federal Universal Service Fund is administered jointly by the FCC, the fund administrator, and state regulatory authorities, some of which are still in the process of establishing their administrative rules. Because we are permitted to collect the required contribution amounts from our customers, we expect that our obligation to contribute to the Universal Service Fund will have a minimal financial impact on us.

We also are required to contribute annually to the Telecommunications Relay Service Fund and the North American Numbering Plan Administration Fund, Local Number Portability, and to remit regulatory fees to the

FCC with respect to our operations. We do not expect that these contribution obligations will have a material financial impact on us.

Cellular and broadband CMRS providers also must comply with the FCC’s rules regarding emergency 911 service. There is a staged process for the required deployment of enhanced 911 services, referred to by the FCC as Phase I and Phase II. Under Phase I, cellular and broadband CMRS providers were required as of April 1, 1998, or within six months of a request from the designated Public Safety Answering Point (“PSAP”), whichever is later, to provide, if available to the serving carrier, the telephone number of the originator of a 911 call and to provide to the designated PSAP the location of the cell site or base station receiving a 911 call from any mobile handset accessing their systems through the use of Automatic Number Identification and Pseudo-Automatic Number Identification. We comply with Phase I requirements as they are applicable to us. Under Phase II, cellular and broadband CMRS providers must provide to the designated PSAP the location of all wireless 911 callers, by longitude and latitude, in conformance with particular accuracy requirements. To comply, licensees may elect either network-based or mobile radio handset based location technologies and thereafter meet, according to a phased-in schedule, the enhanced 911 service standards stated in the FCC’s rules. We notified the FCC of our intention to utilize network-based location technologies to provide Phase II enhanced 911 service. Accordingly, we are subject to requirements of the FCC that require that we provide Phase II enhanced 911 service to at least 50% of each of our cellular and PCS areas or to 50% of the population in each service area as of October 1, 2001, or within six months of a valid PSAP request for our provision of Phase II service in a particular area, whichever is later. We have received requests from PSAPs for deployment of Phase II enhanced 911 service that relate to all areas in the states of Minnesota and Vermont where we provide cellular or PCS services. It is questionable that either request would be deemed valid according to FCC guidelines for the evaluation of such requests, so as to trigger our deployment obligations under Phase II. We have submitted to the FCC a petition for temporary waiver and extension of time to deploy Phase II enhanced 911 service in the State of Minnesota, citing technological hindrances to immediate implementation. We may find it necessary to submit similar petitions to the FCC relating to the State of Vermont and other geographical areas where we provide service if the authorized PSAPs in those areas present valid requests for Phase II enhanced 911 service. While we have reason to believe the pending petition and any subsequent petitions will be granted, at least in part to provide some additional time before compliance is required, we have no assurance that they will be granted, or that we will not be subject to one or more enforcement orders or fines by the FCC in connection with our failure to comply with Phase II enhanced 911 requirements. In November 1999, the FCC determined that a cost recovery mechanism no longer has to be in place before a carrier is obligated to provide enhanced 911 services. The implementation of enhanced 911 obligations may have a financial impact on us. We are not yet able to predict the extent of that impact.

Cellular and PCS providers are required to provide number portability, which enables customers to change providers and services without changing their telephone number. Based upon financial and technological considerations and the current level of competition in the marketplace, several parties have requested that the FCC forbear from requiring broadband CMRS carriers to implement service provider number portability until PCS carriers have completed their five-year buildout requirements. By November 24, 2002, CMRS providers must be able to offer number portability without impairment of quality, reliability, or convenience when switching service providers, including the ability to support roaming throughout their networks. The FCC has solicited further comment on the appropriate cost recovery methods regarding long-term number portability. To date, the FCC has not generally extended this deadline. Although the failure to comply with this obligation could result in a fine or revocation of our licenses, we are not yet able to predict whether we will be able to comply with the number portability requirements prior to the existing deadline.

PCS licensees must comply with microwave relocation rules. For a period of up to ten years after the grant of a PCS license (subject to extension), a PCS licensee will be required to share spectrum with existing licensees that operate specified fixed microwave systems within a PCS licensee’s markets. To secure a sufficient amount of unencumbered spectrum to offer our PCS efficiently, we may need to negotiate agreements to relocate many of these existing licensees. In places where relocation is necessary to permit offering of our PCS, any delay in the relocation of these licensees may adversely affect our ability to commence timely commercial operation of our PCS services. In an effort to balance the competing interests of existing microwave users and newly authorized PCS licensees, the FCC has adopted a transition plan to relocate these microwave operators to other spectrum blocks and a cost sharing plan so that if the relocation of an incumbent benefits more than one PCS licensee, the benefiting PCS licensees will share the costs of the relocation. We believe that we are in compliance with applicable spectrum relocation requirements enacted by the FCC.

Telecommunications carriers also are subject to the Communications Assistance for Law Enforcement Act, also known as the ‘‘Wiretap Act,’’ which is under the purview of the Department of Justice. The Wiretap Act requires carriers to have a specific number of open ports available for law enforcement personnel with the appropriate legal authority to perform wiretaps on each carrier’s network. Full implementation of the Wiretap Act’s assistance capability requirements was previously required by June 30, 2000.

However, because the FCC found that there was a lack of equipment available to meet these requirements, it accepted petitions for a two-year extension of this deadline on a carrier-by-carrier basis. We submitted such a petition and were granted a two-year extension, until June 30, 2002, to comply with the Wiretap Act’s assistance capability requirements. Additional requirements have been adopted to require cellular and PCS licensees to accommodate interception of digital packet mode telecommunications. We will become obligated to comply with these requirements only if and when we commence to offer services that make use of digital packet mode technology. If we are not able to comply with the Wiretap Act prior to the applicable deadlines, we could be fined up to $10,000 per day. We are not yet able to predict whether we will be able to comply with the Wiretap Act requirements prior to the current deadlines.

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

On November 8, 2001, the FCC adopted a revision of its rules that impose spectrum aggregation limits and that limit ownership interests in both cellular carriers where such carriers have overlapping cellular geographic service areas. Specifically, the FCC decided to raise its spectrum aggregation limit in the Metropolitan Statistical Areas from 45 MHz to 55 MHz. That change became effective on or about February 13, 2002. The limit remains 55 MHz in the Rural Service Areas. On January 2, 2003, the spectrum cap is scheduled to be eliminated completely in favor of a case-by-case review of spectrum transactions. The FCC also lifted entirely, as of approximately February 13, 2002, its cellular cross-interest rule as it applies to ownership interests in cellular carriers in the Metropolitan Statistical Areas, but it left in place indefinitely its cellular cross-interest rule as it applies to ownership interests in cellular carriers in the Rural Service Areas, subject to requests for waivers to be considered on a case-by-case basis. We believe that we are in compliance with both the current and the newly adopted spectrum aggregation limits and with the cellular cross-interest rule.

The FCC has adopted rules to govern customer billing by all telecommunications carriers. It adopted additional detailed billing rules for landline telecommunications service providers and is considering whether to extend these rules to CMRS providers, which could add to the cost of our billing process as we modify our systems to conform to any new requirements. The FCC has also adopted rules that determine the obligations of telecommunications carriers to make their services accessible to individuals with disabilities. The rules require wireless and other providers to offer equipment and services that are accessible to and useable by persons with disabilities. While the rules exempt telecommunications carriers from meeting general disability access requirements if these results are not readily achievable, it is not clear how the FCC will construe this exemption. Accordingly, the rules may require us to make material changes to our network, product line, or services at our expense.

In August 2000, the FCC addressed the extent to which the Communications Act limits plaintiffs in class action lawsuits against CMRS providers to recover damages and obtain other remedies based on alleged violations of state consumer protection statutes and common law. It ruled that the Communications Act did not preempt state rate regulation as a matter of law, but that whether a specific damage award is prohibited would depend on the facts of a particular case. This ruling might promote the filing of additional class actions against the industry and increase the potential for damages awards by courts.

The FCC rules currently require licensees in broadband PCS, cellular, and most specialized mobile radio services to provide a manual roaming service upon reasonable request to any customer whose handset is capable of accessing their systems. A proceeding has been initiated by the FCC to consider whether the manual roaming service obligation should cease as of some date and be replaced with a requirement that subject carriers provide automatic roaming on a non-discriminatory basis. With automatic roaming, customer calls can be processed and completed without interruption, whereas with manual roaming the serving carrier will not complete a call unless the customer provides call billing information. Automatic roaming currently is available only where the serving carrier has a roaming agreement with the customer’s home carrier.

The FCC has opened a proceeding to consider actions it could take to remove unnecessary regulatory barriers to the development of more robust secondary markets in radio spectrum usage rights. The proceeding includes an examination of how leasing of spectrum usage rights by wireless licensees could be accomplished in a manner that promotes the efficient utilization of spectrum. The FCC indicated that it will review impediments to leasing of spectrum that are related to current policies based upon its past interpretation of transfer of control issues.

The FCC adopted in December 2000 a Notice of Proposed Rule Making to explore the possible use of frequency bands below 3 GHz to support the introduction of new advanced wireless services, including third generation as well as future generations of wireless systems. In the proceeding the FCC identified spectrum in five frequency bands below 3 GHz that are not currently used for cellular, broadband PCS, or specialized mobile radio services but which could be made available for advanced wireless services.

The FCC announced that it plans to conduct an auction beginning June 19, 2002 to license spectrum for  commercial wireless services on spectrum currently used for analog television broadcast service on TV channels 52-59 (the “Lower 700 MHz band) and TV channels 60-69 (the “Upper 700 MHz band”).  Broadcasters licensed in either the Lower 700 MHz band or the Upper 700 MHz band are encouraged initially, and ultimately will be required by the FCC absent a waiver of applicable rules, to terminate analog broadcast operations in these bands and make the spectrum available to the auction winners for commercial wireless services.  Spectrum acquired by successful bidders in the upcoming auction is not subject to the FCC’s spectrum aggregation limit of 55 MHz, which limit is scheduled to be eliminated in any event as of January 2, 2003.

Limitation on Foreign Ownership

Ownership of our capital stock by non-U.S. citizens is subject to limitations under the Communications Act and FCC regulations. Under existing law, no more than 20% of an FCC licensee’s capital stock may be directly owned or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives, or by a foreign corporation. If an FCC licensee is controlled by another entity, up to 25% of that entity’s capital stock may be owned or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives, or by a foreign corporation. Indirect foreign ownership above the 25% level may be allowed should the FCC find such higher levels not inconsistent with the public interest.

State and Local Regulation

We are also subject to regulation by state and local governments. The extent of this regulation varies from state to state. The Communications Act preempts state and local regulation of the entry of or the rates charged by any CMRS provider, subject to the ability of a state to petition the FCC for authority to regulate rates due to local market conditions. The states in which we operate our systems do not currently regulate the rates for any CMRS, but could petition the FCC for authority in the future. The siting and construction of CMRS transmitter towers, antennas, and equipment shelters are often subject to state or local zoning, land use, and other regulation.

We are subject to state and local environmental legislation and regulations, including land use and related permitting legislation and regulation. We believe that we are currently complying with these laws and regulations, but we cannot assure you that we may not violate them in the future.

Consumer Safety Concerns

Media reports have suggested that radio frequency emissions may be linked to various health concerns, including cancer, and that they interfere with various medical devices, including hearing aids and pacemakers. Wireless operators such as us may be subject to potential litigation relating to these health concerns. Class action lawsuits asserting products liability, breach of warranty, and other claims have in fact been filed against other carriers. The complaints seek damages for personal injuries and the costs of headsets for wireless phone users as well as injunctive relief. Such litigation would have a material adverse effect on our results of operations.

Another source of potential litigation results from accidents, death, and bodily injuries attributable to use of wireless phones while driving motor vehicles. Such litigation, as well as laws prohibiting or restricting use of wireless phones while driving, could have a material adverse effect on our results of operations. On June 28, 2001, New York State enacted a law prohibiting the use of handheld wireless phones while driving other than through the use of hands-free equipment. To date, a small number of communities in the United States have also passed restrictive local ordinances. These laws or, if passed, other laws could have a material adverse effect on our results of operations by causing customer usage to decline.

Employees and Sales Agents

As of March 1, 2002, we had 1,030 employees, including 452 in sales and marketing, 280 in customer service, 157 in network and systems operations, 92 in administration and 49 in finance and accounting. Approximately 41 of our employees were part-time. None of our employees is represented by a labor organization, and we believe we have excellent relations with our employees. In addition, we utilize approximately 470 independent sales agents. Wireless Alliance has no full-time or part-time employees but operates utilizing our employees.

ITEM 2.               PROPERTIES

Our corporate facilities include the following:

	Address	Leased/ Owned	Square Feet
Midwest:
Principal Corporate HQ	3905 Dakota Street SW Alexandria, Minnesota	Owned	50,000

Northeast:
Regional Office	1100 Mountain View Drive Colchester, Vermont	Leased	23,579
Regional HQ	6 Telcom Drive Bangor, Maine	Owned	36,250
Regional Office	323 North Street Saco, Maine	Owned	4,000

Northwest:
Regional HQ	600 SW Columbia, Suite 1100 Bend, Oregon	Leased	10,932

South:
Regional HQ	621 Boll Weevil Circle, Suite 2 Enterprise, Alabama	Leased	18,000

As of December 31, 2001, our network consisted of the following cell sites:

Midwest	122
Wireless Alliance	62
Northeast	198
Northwest	154
South	148
Total	684

Our leased sites consist of either land leases, tower leases, or both. We own all the equipment within the leased sites. The leases covering leased sites have various expiration dates and are with numerous lessors. These leases generally have renewal options that we would anticipate exercising. Due to our network design, loss of a leased location would not have a material impact on the operations of a region’s business.

We do not have any material outstanding environmental issues with respect to any of our properties.

We have 92 retail locations, of which almost all are leased. The leases covering these locations have various expiration dates. We believe that the loss of any one of these retail sites would not have a material impact on our business as we would likely be able to obtain substantially equivalent alternative space.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with regard to each of our executive officers:

Name

Age

Position

Richard P. Ekstrand	52	President, Chief Executive Officer and Director

Wesley E. Schultz	45	Executive Vice President, Chief Financial Officer and Director

Ann K. Newhall	51	Executive Vice President, Chief Operating Officer and Director

David J. Del Zoppo	46	Vice President, Finance and Accounting

Scott G. Donlea	42	Vice President of Market Development

Richard P. Ekstrand has served as our President, Chief Executive Officer, and a director since 1990. In June 2001, he was named chairman of the Cellular Telecommunications Internet Association (CTIA) Board of Directors. Mr. Ekstrand has previously served as Chairman of the Board of Directors of the CTIA Wireless Foundation. He also was a founding director of the Rural Cellular Association and served as a director until 2000. In addition, he is past President of the Minnesota Telephone Association, the Association of Minnesota Telephone Utilities, and the Minnesota Telecommunications Association. Mr. Ekstrand is the sole shareholder, president, and a director of North Holdings, Inc. (formerly Lowry Telephone Co., Inc.), which is a shareholder of Rural Cellular. From 1994 through 2000, Mr. Ekstrand had served as vice president and a director of Lowry Telephone Co., Inc. North Holdings, Inc. is a member of Lowry Telephone Company, LLC, of which Mr. Ekstrand is the treasurer and a member of the board of governors.

Wesley E. Schultz joined us in May 1996 as Vice President of Finance and Chief Financial Officer. In August 1999, he was appointed a director and in October 1999, he was appointed Senior Vice President and Chief Financial Officer and Assistant Secretary.  In August 2000, he was appointed Executive Vice President and Chief Financial Officer. Prior to joining us, Mr. Schultz had served as acting Chief Financial Officer of Spanlink Communications, Inc. since February 1996. Mr. Schultz is a certified public accountant and served for three years as an auditor with Deloitte and Touche, LLP.

Ann K. Newhall joined us as Senior Vice President and General Counsel in February 1999 and was appointed a director in August 1999. In February 2000, she was appointed Secretary, and in August 2000, she was appointed Executive Vice President and Chief Operating Officer. Prior to joining us, Ms. Newhall was a shareholder attorney with Moss & Barnett, A Professional Association, most recently serving as President and a director of the firm. Ms. Newhall received her J.D. from the University of Minnesota Law School, cum laude, in 1977.

David J. Del Zoppo joined us in May 1997 as Controller. In July 1998, Mr. Del Zoppo was promoted to Vice President, and in October 1999 he was named Vice President, Finance and Accounting. Prior to joining us, Mr. Del Zoppo served as a Vice President of Operations with Business Records Corporation from January 1988 to May 1997 and as Divisional Controller from 1986 to 1988. Mr. Del Zoppo is a certified public accountant and served for four years as an auditor with KPMG Peat Marwick.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Class A Common Stock trades on The Nasdaq National Market under the symbol RCCC.  The following table indicates the high and low sales price for each quarter of the 2001 and 2000 fiscal years.

	High	Low
2000
First Quarter	$94.00	$42.75
Second Quarter	$82.25	$56.00
Third Quarter	$80.69	$46.50
Fourth Quarter	$66.87	$25.06
2001
First Quarter	$52.61	$25.25
Second Quarter	$49.42	$22.31
Third Quarter	$47.00	$17.19
Fourth Quarter	$30.03	$19.01

Our Class B Common Stock is not publicly traded.

As of March 20, 2002, there were approximately 104 holders of record of our Class A Common Stock and approximately 21 holders of record of our Class B Common Stock.

Dividend Policy

RCC has never paid dividends on its Common Stock.  We currently intend to retain all future earnings, if any, for the operation and expansion of our business and do not expect to pay any cash dividends on our Common Stock in the foreseeable future. Further, the terms of our credit facility, senior subordinated notes, and exchangable preferred stock limit our ability to pay dividends on our Common Stock.

ITEM 6                SELECTED FINANCIAL DATA

The following tables set forth certain of our consolidated financial and operating data as of and for each of the five years in the period ended December 31, 2001. We derived the selected financial data for each of the five years ended December 31 from our consolidated financial statements, which have been audited by Arthur Andersen LLP.

The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K.

	Years ended December 31,
	2001	2000	1999	1998	1997
	(In thousands, except per share and other operating data)
Statement of Operations Data:
Revenues:
Service	$305,988	$238,556	$125,361	$90,997	$52,456
Roaming	116,541	98,693	43,081	19,821	9,622
Equipment	18,627	18,848	7,299	2,700	1,020
Total revenues	441,156	356,097	175,741	113,518	63,098
Operating expenses:
Network costs	101,509	85,988	38,549	33,863	20,773
Cost of equipment sales	28,415	34,711	10,951	5,968	2,807
Selling, general and administrative	117,855	95,034	54,753	39,156	25,225
Depreciation and amortization	112,577	91,078	41,277	26,532	12,458
Total operating expenses	360,356	306,811	145,530	105,519	61,263
Operating income	80,800	49,286	30,211	7,999	1,835
Other income (expense):
Interest expense	(115,272)	(89,839)	(27,116)	(19,060)	(6,065)
Interest and dividend income	1,172	2,249	467	1,461	232
Minority interest	-	-	1,663	4,553	3,082
Other	(752)	(24)	(338)	(535)	(350)
Other expense, net	(114,852)	(87,614)	(25,324)	(13,581)	(3,101)
Income (loss) before income taxes, cumulative effect adjustment and extraordinary item	(34,052)	(38,328)	4,887	(5,582)	(1,266)
Income tax provision	-	-	37	-	-
Net income (loss) before extraordinary item and cumulative effect adjustment	(34,052)	(38,328)	4,850	(5,582)	(1,266)
Extraordinary item — early extinguishment of debt	-	(925)	-	(1,042)	-
Net income (loss) before cumulative effect adjustment	(34,052)	(39,253)	4,850	(6,624)	(1,266)
Cumulative effect adjustment	137	-	-	-	-
Net income (loss)	(33,915)	(39,253)	4,850	(6,624)	(1,266)
Preferred stock dividend	(53,644)	(44,081)	(15,912)	(9,090)	-
Net loss applicable to common shares	$(87,559)	$(83,334)	$(11,062)	$(15,714)	$(1,266)
Basic and diluted weighted average common shares outstanding	11,865	11,510	9,047	8,916	8,853

Net loss applicable to common shares before extraordinary and cumulative effect adjustment	$(7.39)	$(7.16)	$(1.22)	$(1.64)	$(0.14)
Extraordinary item	-	(0.08)	-	(0.12)	-
Cumulative effect adjustment	.01	-	-	-	-
Net loss per basic and diluted share	$(7.38)	$(7.24)	$(1.22)	$(1.76)	$(0.14)
EBITDA(1)	$193,377	$140,364	$71,488	$34,531	$14,293

(1)          EBITDA is the sum of earnings before interest, taxes, depreciation and amortization and is utilized as a performance measure within the wireless industry. EBITDA is not intended to be a performance measure that should be regarded as an alternative for other performance measures and should not be considered in isolation. EBITDA is not a measure of financial performance under generally accepted accounting principles and does not reflect all expenses of doing business (e.g., interest expense, preferred stock dividends, depreciation). Accordingly, EBITDA should not be considered as having greater significance than or as an alternative to net income or operating income as an indicator of operating performance or to cash flows as a measure of liquidity. Also, as calculated above, EBITDA may not be directly comparable to similarly titled measures reported by other companies.

	December 31,
	2001	2000	1999	1998	1997
Balance Sheet Data:
Working capital (deficit)	$(18,273)	$(23,578)	$(5,887)	$(9,538)	$514
Net property and equipment	244,980	234,490	130,651	131,714	77,920
Total assets	1,836,779	1,771,796	526,278	480,524	181,588
Total long-term liabilities	1,290,338	1,157,472	339,742	298,851	128,000
Total shareholders’ (deficit) equity	(36,967)	79,955	9,427	19,279	33,731

Other Operating Data:	December 31,
	2001	2000	1999	1998	1997
Customers:
Voice:
Postpaid Cellular	585,097	515,425	227,619	186,892	84,600
Prepaid Cellular	33,255	20,832	2,494	296	-
Wireless Alliance	14,417	15,865	15,658	16,208	17,167
Wholesale	29,139	12,727	-	-	-
Paging	9,740	12,214	12,476	11,254	9,312
Total customers	671,648	577,063	258,247	214,650	111,079

Marketed POPs (1)	5,893,000	5,443,000	3,118,000	3,049,000	1,939,000

Penetration (2)	10.7%	10.1%	7.9%	6.7%	5.2%

Retention (3)	97.8%	98.2%	98.3%	98.3%	98.4%

Average monthly revenue per customer (4)	$59	$61	$54	$55	$56

Acquisition cost per customer (5)	$287	$358	$365	$395	$358

Cell sites / Base stations	684	654	328	286	121

(1)             For 2001, updated to reflect 2000 U.S. Census Bureau Official Statistics.   For years 1997 through 2000, updated to reflect July 1, 1997, 1990 U.S. Census Bureau Official Statistics.

(2)             Represents the ratio of wireless voice customers at the end of the period to marketed POPs.

(3)             Determined for each period by dividing total postpaid wireless voice customers discontinuing service during such period by the average postpaid wireless voice customers for such period (customers at the beginning of the period plus customers at the end of the period, divided by two), dividing that result by the number of months in the period, and subtracting such result from one.

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

(5)             Determined for each period by dividing selling and marketing expenses, net costs of equipment sales, and depreciation of rental telephone equipment by the gross postpaid wireless voice customers added during such period.

ITEM 7.                                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

We have materially expanded our business since 1996 through a series of acquisitions, increasing the population to whom we market our services from 636,000 to 5.9 million, covering the Midwest, Northeast, South, and Northwest regions. Through each major acquisition, we doubled the number of our customers. As of December 31, 2001, we provided wireless voice services to approximately 633,000 customers, excluding wholesale customers.

Our principal operating objective is to increase revenues and achieve profitability through the development of new markets and increased penetration in existing markets. We believe that we can achieve this objective because our rural markets provide growth opportunities due to their lower current penetration rates and reduced competition for customers as compared to wireless systems located in larger metropolitan areas.

Our revenues primarily consist of service, roaming, and equipment revenues, each of which is described below:

•      Service revenues include monthly access charges, charges for airtime used in excess of the time included in the service package purchased, activation fees, long distance charges derived from calls placed by customers as well as wireless and paging equipment lease revenues. Also included are activation fees and charges for such features as voicemail, call waiting, and call forwarding. Service revenues also include incollect revenues, which are the charges to our customers when they use their wireless phones in other wireless markets. We do not charge installation or connection fees.

•      Roaming revenues include only outcollect revenues, which we receive when other wireless providers’ customers use our network.

•      Equipment revenues include sales of wireless and paging equipment, accessory sales to customers, and network equipment reselling.

Our operating expenses include network costs, cost of equipment sales, selling, general and administrative expenses, and depreciation and amortization, each of which is described below:

•      Network costs include switching and transport expenses and expenses associated with the maintenance and operation of our wireless network facilities, as well as charges from other service providers for resold minutes and the expense associated with incollect revenues.

•      Cost of equipment sales includes costs associated with telephone equipment and accessories sold to customers. In recent years, we and other wireless providers have increased the use of discounts on phone equipment as competition between service providers has intensified. As a result, we have incurred, and expect to continue to incur, losses on equipment sales and increased marketing and selling costs per gross additional customer. We expect to continue these discounts and promotions because we believe they will result in increases in the number of our wireless customers and, consequently, increased service revenues. Cost of equipment sales does not include depreciation and amortization or the cost of handsets leased to customers, which is capitalized and depreciated over the 19-24 month period of the lease.

•      Selling, general and administrative expenses include salaries, benefits, and operating expenses such as marketing, commissions, customer support, accounting, administration, and billing.

•      Depreciation and amortization represents the costs associated with the depreciation of our fixed assets and the amortization of our intangible assets, primarily wireless license acquisition costs, goodwill, and customer lists. Depreciation and amortization also includes the depreciation of the capitalized cost of handsets leased to customers over a 19-24 month lease period. Our depreciation and amortization expense reflects our acquisition activities and the buildout and upgrade of our network.

In addition to the operating expenses discussed above, we also incur other expense, primarily interest expense related to financing.

•      Interest expense primarily results from borrowings under the credit facility and the senior subordinated notes, the proceeds of which were used to finance acquisitions and further develop our wireless network. Also contributing to interest expense are adjustments reflecting the change in fair market value of derivatives not qualifying for hedge accounting.

Preferred stock dividends are related to our issuances of preferred securities in 1998 and 2000 in conjunction with our acquisition activity.

Critical Accounting Policies

Roaming Revenue Reclassification

We generate revenue from charges to our customers when they use their cellular phones in other wireless providers’ markets (“Incollect Revenue”). Until April 2000, RCC included Incollect Revenue in the roaming revenue line item in our statement of operations. Expense associated with Incollect Revenue, charged by third-party wireless providers, was also included in roaming revenue on a net basis. RCC used this method because, historically, we have passed through to our customers most of the costs related to Incollect Revenue. However, the wireless industry, including RCC, has increasingly been using pricing plans that include flat rate pricing and larger home service areas. Under these types of plans, amounts charged to us by other wireless providers may not necessarily be passed through to our customers.

In April 2000, RCC adopted a policy to include the associated expense from our incollect activity in network cost rather than reducing roaming revenue and to include Incollect Revenue as service revenue rather than increasing roaming revenue.  Roaming revenue includes only the revenue from other wireless providers’ customers who use RCC’s network (“Outcollect Revenue”). Prior periods have been restated to conform to this new presentation.  This change in presentation has no impact on operating income.

Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment.  Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives but with no maximum life.  The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001.  With respect to goodwill and intangible assets acquired prior to July 1, 2001, RCC is required to adopt SFAS No. 142 effective January 1, 2002.  Goodwill amortization of $14.5 million and $10.5 million is included in the accompanying condensed consolidated statements of operations for the years ended December 31, 2001 and 2000.  Effective January 1, 2002, amortization of goodwill will not be included in our statements of operations. Had SFAS No. 142 not become effective, goodwill amortization for 2002 would have been approximately $16.7 million.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”(“SFAS No. 144”). SFAS No. 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS No. 121”). SFAS No. 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. Management is currently evaluating the impact the implementation of this statement will have on our financial position or results of operations.

Principles of Consolidation

The consolidated financial statements include the accounts of RCC and our wholly-owned subsidiaries and our majority owned joint venture, Wireless Alliance, LLC (“Wireless Alliance”). All significant intercompany balances and transactions have been eliminated.

Income Taxes

We follow the liability method of accounting for income taxes, and deferred income taxes are based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities based on enacted tax laws.

Net Income (Loss) Per Common Share

Basic EPS is computed by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted EPS is computed by including dilutive common stock equivalents with the basic weighted average shares outstanding.   Potential common shares of 1,588,734, 1,266,422 and 1,046,547 related to our outstanding stock options were excluded from the computation of diluted loss per share for the years ended December 31, 2001, 2000 and 1999, respectively, as inclusion of these shares would have been antidilutive.

Strategic History

We were founded in 1991 through the combination of five partnerships holding different cellular licenses in Minnesota. Since then, we have completed the following acquisitions:

•      In May 1997, we acquired wireless operations and licenses covering portions of Maine for approximately $85.7 million.

•      In July 1998, we acquired wireless operations and licenses covering all of Vermont and portions of Massachusetts, New Hampshire, and New York for approximately $262.5 million.

•      In August 1998, we acquired wireless operations and a license in western Maine for approximately $7.5 million.

•      In February 1999, we acquired wireless operations and a license in South Dakota for approximately $11.9 million.

•      In April 2000, in the Triton Cellular acquisition, we acquired wireless operations and licenses covering portions of Alabama, Kansas, Mississippi, Oregon, and Washington for approximately $1.265 billion.

•      In January 2001, in the Saco River acquisition, we acquired wireless operations and licenses in the Portsmouth, New Hampshire service areas for approximately $194.0 million. In the acquisition, we also acquired the ILEC business of Saco River. We sold the Saco River ILEC in October 2001 for approximately $35.7 million in cash and used the net proceeds to repay indebtedness under the credit facility.

All of these acqisitions were accounted for as purchases and were included in our historical financial statements from their respective dates of acquisition. As a result of our acquisitions, we do not believe our historical financial condition and results of operations are necessarily indicative nor should they be relied upon as an indicator of future performance.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations data as a percentage of total revenues as well as other operating data for the periods indicated.

	Years ended December 31,
	2001	2000	1999
REVENUES:
Service	69.4%	67.0%	71.3%
Roaming	26.4	27.7	24.5
Equipment	4.2	5.3	4.2
Total revenues	100.0	100.0	100.0
OPERATING EXPENSES:
Network costs	23.0	24.1	21.9
Cost of equipment sales	6.4	9.7	6.2
Selling, general and administrative	26.7	26.7	31.2
Depreciation and amortization	25.5	25.6	23.5
Total operating expenses	81.6	86.1	82.8
OPERATING INCOME	18.4	13.9	17.2
OTHER INCOME (EXPENSE):
Interest expense	(26.1)	(25.2)	(15.4)
Interest and dividend income	0.3	0.6	0.3
Minority interest	–	–	0.9
Other	(0.2)	0.0	(0.2)
Other expense, net	(26.0)	(24.6)	(14.4)
INCOME (LOSS) BEFORE INCOME TAX, EXTRAORDINARY ITEM, AND CUMULATIVE EFFECT ADJUSTMENT	(7.6)	(10.7)	2.8
INCOME TAX PROVISION	–	–	0.0
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT ADJUSTMENT	(7.6)	(10.7)	2.8
EXTRAORDINARY ITEM-EARLY EXTINGUISHMENT OF DEBT	–	(0.3)	–
NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT ADJUSTMENT	(7.6)	(11.0)	2.8
CUMULATIVE EFFECT ADJUSTMENT	0.0	–	–
NET INCOME (LOSS)	(7.6)	(11.0)	2.8
PREFERRED STOCK DIVIDEND	(12.2)	(12.4)	(9.1)
NET LOSS APPLICABLE TO COMMON SHARES	(19.8%)	(23.4%)	(6.3%)
EBITDA (1)	43.8%	39.4%	40.7%

(1)          EBITDA is the sum of earnings before interest, taxes, depreciation and amortization and is utilized as a performance measure within the wireless industry. EBITDA is not intended to be a performance measure that should be regarded as an alternative for other performance measures and should not be considered in isolation. EBITDA is not a measure of financial performance under generally accepted accounting principles and does not reflect all expenses of doing business (e.g., interest expense, preferred stock dividends, depreciation). Accordingly, EBITDA should not be considered as having greater significance than or as an alternative to net income or operating income as an indicator of operating performance or to cash flows as a measure of liquidity. Also, as calculated above, EBITDA may not be directly comparable to similarly titled measures reported by other companies.

Years Ended December 31, 2001 and 2000

Revenues

Service Revenues. Consolidated service revenues for 2001 increased 28.3% to $306.0 million from $238.6 million in 2000. The revenue growth reflects the additional revenue resulting from the acquisitions of Triton Cellular in April 2000 and Saco River in January 2001 together with additional customers added through increased penetration in existing markets. We expect service revenues to increase in the future primarily as a result of further anticipated industry-wide growth in customers and expansion of coverage.

Roaming Revenues. Reflecting the acquisition of Triton Cellular and Saco River together with increases in outcollect roaming minutes, consolidated roaming revenues for 2001 increased 18.1% to $116.5 million from $98.7 million in 2000. Roaming minutes in existing markets have increased in part due to the activation of additional cell sites and increased industry-wide wireless usage. Partially offsetting the revenue increase during 2001 was the decrease in outcollect roaming yield per minute. Including toll, outcollect roaming yield decreased to $0.34 in 2001 as compared to $0.49 in 2000. AT&T Wireless and Verizon account for approximately 70% of our outcollect minutes.  We expect increases in outcollect minute volumes to continue offsetting declines in roaming yield per minute, resulting in moderate roaming revenue growth in 2002 as compared to 2001.

Equipment Revenues. Consolidated equipment revenues for 2001 decreased 1.2% to $18.6 million from $18.8 million in 2000. The decrease in equipment revenue reflects the additional equipment revenue from the Triton Cellular and Saco River acquisitions offset by reductions in equipment margin, network equipment reselling and an increase in phone service leasing.  We expect continued usage of our phone leasing program in 2002 resulting in similar levels of equipment revenue in 2002 as compared to 2001.

Operating Expenses

Network Costs. Primarily reflecting the additional network costs from the acquisition of Triton Cellular and Saco River and increases in incollect minutes, consolidated network costs for 2001 increased 18.1% over 2000 to $101.5 million as compared to $86.0 million in 2000. Also contributing to this increase was the cost relating to greater incollect activity resulting from service plans with expanded local service areas. Offsetting the increase in incollect minutes was a decline in per minute cost in 2001 to $0.25 from $0.40 in 2000.  Total incollect cost was $48.9 million in 2001 as compared to $48.6 million in 2000. As a percentage of total revenues, consolidated network costs for 2001 decreased to 23.0% from 24.1% in 2000. We expect a moderate increase in incollect cost in 2002 as compared to 2001 due to increases in incollect minutes partially offset with declines in anticipated incollect cost per minute.

Cost of Equipment Sales. Cost of equipment sales for 2001 decreased 18.1% to $28.4 million as compared to $34.7 million in 2000. As a percentage of revenue, cost of equipment sales for 2001 decreased to 6.4% as compared to 9.7% in 2000. Contributing to the decrease in cost of equipment sales was a greater emphasis on our phone service leasing plans during 2001 under which the cost of handsets is capitalized rather than expensed as cost of equipment sold. The initial cost of these capitalized handsets is not included in acquisition cost per customer (“ACPC”), contributing to the decrease in 2001 as compared to 2000. The capitalized cost of the handset is depreciated over a period of 19-24 months. During 2001, we capitalized approximately $20.1 million in phone service handsets.  Because we anticipate a decline in customer migration to digital handsets, partially offset by a decline in the use of leased phone service programs, cost of equipment is expected to decline moderately in 2002 as compared to 2001.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses for 2001 increased 24.0% over 2000 to $117.9 million from $95.0 million. The increase in SG&A expenses primarily reflects RCC’s ownership of Triton Cellular and Saco River operations in 2001. Also contributing to the increase in SG&A expense was an increase in the provision for doubtful accounts to $13.9 million in 2001 as compared to $5.1 million in 2000. SG&A expenses, as a percentage of sales, was 26.7% in 2001 and 2000. We believe our provision for doubtful accounts will decline in 2002 as compared to 2001 resulting in SG&A declining moderately as a percentage of revenue in 2002.

Depreciation and Amortization. Depreciation and amortization expense for 2001 increased 23.6% over 2000 to $112.6 million from $91.1 million. The increase reflects added amortization from the intangible assets acquired from Saco River and depreciation attributable to Saco River’s existing property, plant and equipment.  Also contributing to added depreciation expense during 2001 was $46.0 million of capital expenditures during the year ended December 31, 2001.

With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt SFAS No. 142 effective January 1, 2002.  Goodwill amortization of $14.5 million and $10.5 million is included in the accompanying condensed consolidated statements of operations for the years ended December 31, 2001 and 2000, respectively.  Effective January 1, 2002, amortization of goodwill will not be included in the statements of operations. Had SFAS No. 142 not become effective, goodwill amortization for 2002 would have been approximately $16.7 million.

Other Income (Expense)

Interest Expense. Interest expense for 2001 increased 28.3% to $115.3 million as compared to $89.8 million in 2000. The increase primarily reflects increased borrowings under the credit facility to complete the acquisitions of Triton Cellular and Saco River. Contributing to the increase in interest expense was a net $1.3 million noncash charge reflecting the change in fair market valuation of derivatives not qualifying for hedge accounting together with $11.6 million in additional interest expense resulting from the derivatives.

Preferred Stock Dividends

Preferred stock dividends in 2001 increased 21.7% to $53.6 million as compared to $44.1 million in 2000. The increase primarily resulted from the issuances of junior and senior exchangeable preferred stock in February 2000, Class T preferred stock in March 2000, and Class M preferred stock in April 2000.

Also contributing to the increase in preferred stock dividends is our practice of paying dividends by issuing additional shares of exchangeable preferred stock rather than in cash, thereby increasing the basis for subsequent dividend distributions.  Throughout 2001, RCC issued 22,817 and 19,618 shares of senior and junior exchangeable preferred stock, respectively. RCC distributed 6,124 and 5,295 shares of senior and junior exchangeable preferred stock, respectively, in payment of dividends on February 15, 2002.

Years Ended December 31, 2000 and 1999

Revenues

Service Revenues. Service revenues for 2000 increased 90.3% to $238.6 million from $125.4 million in 1999. This growth reflects the additional revenues resulting from the Triton Cellular acquisition combined with additional net prepaid and postpaid customers added through increased penetration in existing markets.

Roaming Revenues. Reflecting the acquisition of Triton Cellular in April 2000 combined with increases in outcollect roaming minutes, consolidated roaming revenues for 2000 increased 129.1% to $98.7 million from $43.1 million in 1999. Roaming minutes in existing markets increased in part due to the activation of additional cell sites and increased industry-wide wireless usage resulting from the popularity of single-rate calling plans. Partially offsetting the increase in roaming minutes of use during 2000 was the decrease in roaming yield per minute, including toll, to $0.49 as compared to $0.68 in 1999.

Equipment Revenues. Equipment revenues for 2000 increased 158.2% to $18.8 million from $7.3 million in the prior year. This growth reflects our ownership of Triton Cellular for nine months in 2000 as well as increases in direct phone sales programs.

Operating Expenses

Network Costs. Primarily reflecting the additional network costs resulting from the acquisition of Triton Cellular, our consolidated network costs for 2000 increased 123.1% to $86.0 million from $38.5 million in 1999. As a percentage of total revenues, consolidated network costs for 2000 increased to 24.1% from 21.9% in 1999. Certain service plans in the newly acquired Triton regions, which had extended footprints for their customers, incurred higher than expected increases in incollect minutes, thereby contributing to the increase in network costs as a percentage of total revenues.

Cost of Equipment Sales. Reflecting additional equipment costs resulting from the acquisition of Triton Cellular, cost of equipment sales for 2000 increased 217.0% over 1999 to $34.7 million. As a percentage of revenues, cost of equipment sales increased to 9.7% as compared to 6.2% in 1999. Contributing to the increase in cost of equipment sales, as a percentage of revenues, were handset costs resulting from the migration of existing customers from analog service to digital service and greater emphasis on the purchase of digital phones rather than leasing them.

Selling, General and Administrative. Selling, general and administrative expenses for 2000 increased 73.6% over 1999 to $95.0 million. The increase in selling, general and administrative expenses primarily reflects our ownership of Triton Cellular operations for the last three quarters of 2000. The increase also reflects higher costs related to more aggressive promotional activity during 2000 as compared to 1999. Reflecting efficiencies resulting from the acquisition of Triton Cellular, selling, general and administrative expenses, as a percentage of revenues for 2000, decreased to 26.7% from 31.2% in 1999.

Depreciation and Amortization. Depreciation and amortization expense for 2000 increased 120.7% over 1999 to $91.1 million from $41.3 million. The increase reflects added amortization relating to the intangible assets acquired from Triton Cellular, additional depreciation attributable to Triton’s property, plant and equipment, and the depreciation related to $54.8 million of capital expenditures during 2000.

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

Preferred Stock Dividends. Preferred stock dividends in 2000 increased 177.0% to $44.1 million as compared to $15.9 million in 1999. The increase primarily resulted from the issuances of junior and senior exchangeable preferred stock in February 2000, Class T preferred stock in March 2000, and Class M preferred stock in April 2000. Dividends on the senior and junior exchangeable preferred stock were paid through the issuance of additional shares of exchangeable preferred stock. During 2000, we issued as dividends 19,707 and 13,283 shares of senior and junior exchangeable preferred stock, respectively.

Liquidity and Capital Resources

Our primary liquidity requirements are for working capital, capital expenditures, debt service, acquisitions, and customer growth. In past years, we have met these requirements through cash flow from operations, sales of  common and preferred stock, borrowings under our credit facility, and issuance of senior subordinated notes. As of December 31, 2001, we had a credit facility with a consortium of lenders providing up to $275.0 million in revolving loans and $986.7 million in term loans. As of December 31, 2001, $1.112 billion was outstanding under the credit facility.

Our credit facility contains certain financial covenants that, among other things, limit our ability to incur indebtedness, make investments, create or permit liens, make capital expenditures, make guarantees and pay dividends. Our credit facility also requires the use of derivatives to manage interest rate risk. (See Item 7A for further discussion.) On December 14, 2000 and March 31, 2001 we obtained amendments and waivers of certain of the financial covenants in the credit facility. As of December 31, 2001, we were in compliance with all covenants and had $115.2 million available for borrowing.

On January 16, 2002, we issued $300 million aggregate principal amount of 9 ¾% senior subordinated notes due 2010. The net proceeds from the sale were used to pay down borrowings under our credit facility.  The credit facility had $262.9 million available after the pay down of the credit facility.  In connection with the offering of the notes, we amended the terms of our credit facility to:

•      permit us to issue the notes,

•      allow us to repay a portion of the term loans and revolving loans without reducing our borrowing availability under the revolver,

•      change the total leverage ratio, ratio of annualized operating cash flow to interest expense, and pro forma debt ratio to reflect the offering and to provide us with greater flexibility,

•      decrease the permitted senior leverage ratio,

•      make some technical changes to the restricted payment covenant and the description of permitted indebtedness, and

•      expand the kinds of events that would trigger the change of control default and

•      remove a requirement to sell some of our assets.

Over the next twelve months, we expect to be able to meet our working capital, capital expenditures, and debt service requirements and achieve customer growth using cash flow from operations and borrowings under our credit facility. If we make an acquisition, we may need to finance such acquisition with additional debt or equity capital from either the bank markets or the capital markets. Over the longer term, our ability to meet our liquidity requirements will depend on our future operating performance and other factors, many of which are outside of our control.

For the year ended December 31, 2001, we paid interest on our 9 5/8% senior subordinated notes and our credit facility of $12.0 million and $104.9 million, respectively, with cash from operations. In 2002, we expect to fund our cash interest payments on the 9 5/8% senior subordinated notes, 9 ¾% senior subordinated notes, and the credit facility with cash from operations.

We currently pay dividends on our senior and junior exchangeable preferred stock by issuing additional shares of exchangeable preferred stock. Beginning in May 2003, we will be required to pay cash dividends on our senior exchangeable preferred stock, and beginning in February 2005, we will be required to pay cash dividends on our junior exchangeable preferred stock. We anticipate that the annual senior and junior exchangeable preferred stock dividends will be approximately $62 million.

Capital expenditures for 2001 were approximately $46.0 million. These purchases reflect the continued expansion of our existing wireless coverage, leasing of handsets to certain customer groups, and upgrading of existing cell sites and switching equipment. We have budgeted capital expenditures for fiscal 2002 of approximately $75 million. Capital expenditures in 2002 will include the maintenance of our existing infrastructure, enhancing coverage in our service areas, and meeting the buildout requirement for our PCS licenses.

Net cash provided by operating activities was $75.5 million for the year ended December 31, 2001. Adjustments to the $33.9 million net loss to reconcile to net cash provided by operating activities included $112.6 million in depreciation and amortization, a $849,000 decrease in accounts receivable, a $7.8 million decrease in accounts payable, and a $1.4 million decrease in other accrued expenses.

Net cash used in investing activities for the year ended December 31, 2001 was $174.5 million. The principal use of cash was the January 2001 acquisition of Saco River Telegraph and Telephone partially offset by the sale of the Saco River ILEC in October 2001.  Also contributing to cash used in investing activities was $46.0 million in purchases of property and equipment.

Net cash provided by financing activities was $98.8 million for the year ended December 31, 2001, consisting primarily of $349.3 million from the issuance of long-term debt, partially offset by $256.1 million in repayments of long-term debt. In addition, we received $8.7 million in proceeds from entering into a swaption contract and paid $4.4 million in debt issuance costs.

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

Certain unaudited quarterly results for 2001 and 2000 are set forth below (In thousands, except per share data and  average monthly revenue per customer):

	2001 Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31
Revenues:
Service	$70,036	$80,151	$80,234	$75,567
Roaming	23,215	28,350	38,106	26,870
Equipment	5,133	4,545	4,842	4,107
Total Revenues	98,384	113,046	123,182	106,544

Operating income	15,833	23,534	27,971	13,462
Net loss applicable to common shares	$(28,257)	$(21,630)	$(14,830)	$(22,842)
Basic and diluted loss per share	$(2.39)	$(1.82)	$(1.25)	$(1.92)
EBITDA (1)	$42,731	$51,223	$56,814	$42,609
Average monthly revenue per customer	$54	$60	$65	$56

	2000 Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31
Revenues:
Service	$33,594	$66,608	$69,936	$68,418
Roaming	10,310	27,138	35,409	25,836
Equipment	2,725	6,011	4,800	5,312
Total Revenues	46,629	99,757	110,145	99,566

Operating income	4,321	14,390	22,238	8,337
Net loss applicable to common shares	$(6,020)	$(26,418)	$(19,243)	$(31,653)
Basic and diluted net loss per share	$(0.57)	$(2.24)	$(1.63)	$(2.68)
EBITDA (1)	$15,521	$40,185	$48,925	$35,733
Average monthly revenue per customer	$57	$62	$66	$59

(1)   EBITDA is the sum of earnings before interest, taxes, depreciation and amortization and is utilized as a performance measure within the wireless industry. EBITDA is not intended to be a performance measure that should be regarded as an alternative for other performance measures and should not be considered in isolation. EBITDA is not a measure of financial performance under generally accepted accounting principles and does not reflect all expenses of doing business (e.g., interest expense, preferred stock dividends, depreciation). Accordingly, EBITDA should not be considered as having greater significance than or as an alternative to net income or operating income as an indicator of operating performance or to cash flows as a measure of liquidity. Also, as calculated above, EBITDA may not be directly comparable to similarly titled measures reported by other companies.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have used senior subordinated notes and bank credit facilities to finance, in part, our acquisition activities, capital requirements, and operations. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose us to interest rate risk, with the primary interest rate risk exposure resulting from changes in LIBOR or the prime rate, which we use to determine the interest rates that are applicable to borrowings under our bank credit facilities.  We use derivative financial instruments to manage interest expense.

RCC's financial instruments are as follows:

		Interest rate range		Carrying value		Estimated fair market value
	Notional amount	(Not to exceed)	(Not to be less than)	December 31, 2001	December 31, 2000	December 31, 2001	December 31, 2000
	(Dollars in thousands)

Financial assets
Cash	$—	—	—	$1,995	$2,205	$1,995	$2,205
(*) Interest rate flooridor :
Fleet Bank (terminates May 12, 2003)	252,000	—	—	1,699	—	1,699	2,640
Accounts receivable, net	—	—	—	45,279	43,324	45,279	43,324
Total financial assets	$252,000			$48,973	$45,529	$48,973	$48,169

Financial liabilities
Credit facility	—	—	—	$1,111,510	$1,018,350	$987,145	$993,899
9 5/8% Senior subordinated notes	—	—	—	125,000	125,000	127,031	116,875
11 3/8% Senior exchangeable preferred stock	—	—	—	215,373	172,817	187,375	141,710
12 ¼% Junior exchangeable preferred stock	—	—	—	172,901	159,618	145,237	131,094
	—	—	—	1,624,784	1,475,785	1,446,788	1,383,578
Derivative financial instruments
Interest rate swap agreements:
TD Securities (terminates May 16, 2003)	84,000	6.632%	6.632%	6,095	—	6,095	3,500
PNC Bank (terminates May 16, 2003)	42,000	7.609%	7.609%	3,016	—	3,016	1,756
Union Bank (terminates May 16, 2003)	84,000	7.591%	7.591%	6,153	—	6,153	3,577
Fleet Bank (terminates May 16, 2003)	42,000	6.530%	6.530%	2,924	—	2,924	1,767
Interest rate collar agreements:
PNC Bank (terminates May 25, 2003)	47,000	9.000%	6.510%	2,597	—	2,597	916
Fleet Bank (terminates May 25, 2003)	94,000	9.000%	5.810%	4,654	—	4,654	916
Union Bank (terminates June 5, 2003)	96,000	9.000%	5.480%	3,779	—	3,779	1,341
PNC Bank (terminates June 6, 2003)	94,000	9.000%	5.860%	4,287	—	4,287	1,093
Union Bank (terminates June 5, 2003)	46,000	9.000%	6.100%	2,231	—	2,231	—
(**) Swaption:
TD Securities (terminates March 15, 2008)	131,016	—	—	11,249	—	11,249	—
	760,016			46,985	—	46,985	14,866
Other financial instruments	—	—	—	—	7,374		7,374
Other long-term liabilities	—	—	—	6,843	6,748	6,843	6,748
Total financial liabilities	$1,012,016			$1,678,612	$1,489,907	$1,500,616	$1,412,566

(*) During 2000, we entered into an interest rate instrument (“Flooridor”). The Flooridor does not qualify for hedge accounting treatment under SFAS No. 133 and as such is recorded in the balance sheet at fair value.  The related changes in fair value are included in our statement of operations.

(**) Rural Cellular Corporation has $125 million in subordinated debt that was issued in May 1998 and matures in May 2008.  The $8.7 million value of an embedded call option within the subordinated debt was monetized in March 2001 resulting in a swaption.  The swaption qualifies for hedge accounting treatment under SFAS 133.

At December 31, 2001, we had debt totaling $1.112 billion under our credit facility. We have interest rate swap and collar agreements covering debt with a notional amount of $629.0 million to effectively change the interest on the underlying debt from a variable rate to a fixed rate for the term of the agreements. After giving effect to these instruments, approximately 61% of our debt was essentially fixed rate debt at December 31, 2001. For fixed rate debt, interest rate changes impact the fair market value of the instrument but do not impact our earnings or cash flows.

Conversely, for variable rate debt, interest rate changes generally do not impact the fair market value of the instrument but do impact our future earnings and cash flows, assuming other factors are held constant.

At the same time we entered into swap agreements with a total notional amount of $252.0 million, we also entered into two ‘‘flooridors’’ with an equivalent total notional amount in order to further manage our interest expense. We paid the counterparty $1.2 million to enter into the flooridors. Under the flooridors, if, as of a quarterly reference date, LIBOR is less than 7.35% but greater than 6.85%, the counterparty is required to make a quarterly payment to us equal to the difference between LIBOR and 7.35% on the notional amount of $252.0 million. If, as of a quarterly reference date, LIBOR is less than 6.85%, the counterparty is required to make a quarterly payment to us equal to 0.50% on the total notional amount. If LIBOR is equal to or greater than 7.35%, neither party is required to make a payment. The flooridors terminate on May 12, 2003. As of December 31, 2001, we recorded the flooridors at their fair market value as a $1.7 million asset.

Our existing 9 5/8% senior subordinated notes mature in 2008. They are redeemable at our option for a premium after May 15, 2003. Under some conditions, it could become economically desirable for us to redeem the notes. In order to monetize the value of the option to redeem those notes, we entered into a ‘‘swaption’’ with respect to the notes. The counterparty purchased the swaption from us on March 1, 2001 for $8.7 million. Under the swaption, the counterparty has the right, but not the obligation, to receive a quarterly payment based on a rate of 9.625% per annum on the $131.0 million notional amount of the swaption in return for a quarterly payment based on LIBOR plus 1.50% per annum on that notional amount. This right is first exercisable on March 13, 2003. The swaption terminates on March 15, 2008. As of December 31, 2001 the swaption on our balance sheet at fair market value carried a $11.2 million liability.

Had we not entered into the interest rate swaps, collars, swaptions, and flooridors, and holding other variables constant, such as debt levels, a one percentage point increase in interest rates, net of the effect of derivatives, would have decreased net loss and increased cash flows for the year ended December 31, 2001 by approximately $2.8 million.

See notes 5 and 12 of our consolidated financial statements for additional information regarding financial instrument activity.

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

PART IV

ITEM 14.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

(a)	(1) Consolidated Financial Statements	Page Number In this Form 10-K

	Report of Independent Public Accountants	F-1

	Consolidated Balance Sheets as of December 31, 2001 and 2000	F-2

	Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999	F-4

	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2001, 2000 and 1999	F-5

	Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999	F-6

	Notes to Consolidated Financial Statements	F-7

(2) Consolidated Financial Statement Schedule

The following financial statement schedule is filed as part of this Form 10-K:

	Report of Independent Public Accountants	S-1

	Schedule II — Valuation and Qualifying Accounts	S-2

All schedules not included are omitted either because they are not applicable or because the information required therein is included in Notes to Consolidated Financial Statements.

(3) Exhibits

See Exhibit Index on page 74.

(b)	Reports on Form 8-K

A Report on Form 8-K dated November 6, 2001, reporting under Items 7 and 9, was filed during the three months ended December 31, 2001.

(c)	Exhibits

See Exhibit Index on page 74.

(d)	Financial Statement Schedules

See Item 14 (a) (2), above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rural Cellular Corporation
/s/ Richard P. Ekstrand
Richard P. Ekstrand
President and Chief Executive Officer
Date: March 22, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ Richard P. Ekstrand	President and	March 22, 2002
Richard P. Ekstrand	Chief Executive Officer (Principal Executive Officer) and Director

/s/ Wesley E. Schultz	Executive Vice President,	March 22, 2002
Wesley E. Schultz	Chief Financial Officer and Director

/s/ Ann K. Newhall	Executive Vice President,	March 22, 2002
Ann K. Newhall	Chief Operating Officer and Director

/s/ David J. Del Zoppo	Vice President, Finance and Accounting	March 22, 2002
David J. Del Zoppo	(Principal Accounting Officer)

/s/ George W. Wikstrom	Director	March 22, 2002
George W. Wikstrom

/s/ Don C. Swenson	Director	March 22, 2002
Don C. Swenson

/s/ Jeffrey S. Gilbert	Director	March 22, 2002
Jeffrey S. Gilbert

/s/ Marvin C. Nicolai	Director	March 22, 2002
Marvin C. Nicolai

/s/ George M. Revering	Director	March 22, 2002
George M. Revering

/s/ John Hunt	Director	March 22, 2002
John Hunt

/s/ Paul J. Finnegan	Director	March 22, 2002
Paul J. Finnegan

Report of independent public accountants

To Rural Cellular Corporation:

We have audited the accompanying consolidated balance sheets of Rural Cellular Corporation (a Minnesota corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2001.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rural Cellular Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

As explained in Note 5 to the financial statements, effective January 1, 2001 the Company adopted the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.”

Arthur Andersen LLP

Minneapolis, Minnesota,

February 1, 2002

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31,

(In thousands)

ASSETS

	2001	2000
CURRENT ASSETS:
Cash	$1,995	$2,205
Accounts receivable, less allowance of $4,016 and $2,385	45,279	43,324
Inventories	6,617	6,753
Other current assets	2,408	2,618
Total current assets	56,299	54,900
PROPERTY AND EQUIPMENT, less accumulated depreciation of $137,776 and $93,446	244,980	234,490
LICENSES AND OTHER ASSETS:
Licenses and other intangible assets, less accumulated amortization of $128,633 and $66,574	1,505,107	1,442,806
Deferred debt issuance costs, less accumulated amortization of $8,306 and $5,163	22,549	22,331
Restricted funds in escrow	—	10,000
Other assets, less accumulated amortization of $1,230 and $908	7,844	7,269
Total licenses and other assets	1,535,500	1,482,406
	$1,836,779	$1,771,796

The accompanying notes are an integral part of these consolidated balance sheets.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31,

(In thousands)

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

	2001	2000
CURRENT LIABILITIES:
Accounts payable	$35,356	$41,545
Advance billings and customer deposits	9,315	7,563
Accrued interest	13,033	15,724
Dividends payable	5,710	5,085
Other accrued expenses	11,158	8,561
Total current liabilities	74,572	78,478
LONG-TERM LIABILITIES	1,290,338	1,157,472
Total liabilities	1,364,910	1,235,950

COMMITMENTS AND CONTINGENCIES (Note 9)

PREFERRED SECURITIES	508,836	455,891
SHAREHOLDERS’ (DEFICIT) EQUITY:
Class A common stock; $.01 par value; 200,000 shares authorized, 11,176 and 11,034 issued	112	110
Class B common stock; $.01 par value; 10,000 shares authorized, 728 and 782 issued	7	8
Additional paid-in capital	191,964	190,751
Accumulated deficit	(198,473)	(110,914)
Accumulated other comprehensive loss	(30,577)	—
Total shareholders’ (deficit) equity	(36,967)	79,955
	$1,836,779	$1,771,796

The accompanying notes are an integral part of these consolidated balance sheets.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

(In thousands, except per share data)

	2001	2000	1999
REVENUES:
Service	$305,988	$238,556	$125,361
Roaming	116,541	98,693	43,081
Equipment	18,627	18,848	7,299
Total revenues	441,156	356,097	175,741

OPERATING EXPENSES:
Network costs	101,509	85,988	38,549
Cost of equipment sales	28,415	34,711	10,951
Selling, general and administrative	117,855	95,034	54,753
Depreciation and amortization	112,577	91,078	41,277
Total operating expenses	360,356	306,811	145,530
OPERATING INCOME	80,800	49,286	30,211

OTHER INCOME (EXPENSE):
Interest expense	(115,272)	(89,839)	(27,116)
Interest and dividend income	1,172	2,249	467
Other	(752)	(24)	1,325
Other expense, net	(114,852)	(87,614)	(25,324)
INCOME (LOSS) BEFORE INCOME TAX, CUMULATIVE EFFECT ADJUSTMENT AND EXTRAORDINARY ITEM	(34,052)	(38,328)	4,887
INCOME TAX PROVISION	—	—	37
INCOME (LOSS) BEFORE CUMMULATIVE EFFECT ADJUSTMENT AND EXTRAORDINARY ITEM	(34,052)	(38,328)	4,850
EXTRAORDINARY ITEM — EARLY EXTINGUISHMENT OF DEBT	—	(925)	—
INCOME (LOSS) BEFORE CUMULATIVE EFFECT ADJUSTMENT	(34,052)	(39,253)	4,850
CUMULATIVE EFFECT ADJUSTMENT	137	—	—
NET INCOME (LOSS)	(33,915)	(39,253)	4,850
PREFERRED STOCK DIVIDEND	(53,644)	(44,081)	(15,912)

NET LOSS APPLICABLE TO COMMON SHARES	$(87,559)	$(83,334)	$(11,062)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	11,865	11,510	9,047

NET LOSS APPLICABLE TO COMMON SHARES BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT ADJUSTMENT	$(7.39)	$(7.16)	$(1.22)
EXTRAORDINARY ITEM	—	(0.08)	—
CUMULATIVE EFFECT ADJUSTMENT	.01	—	—
NET LOSS PER BASIC AND DILUTED SHARE	$(7.38)	$(7.24)	$(1.22)

The accompanying notes are an integral part of these consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

(In thousands)

	Class A		Class B
	Common Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other ComprehensiveLoss	Share holders' (Deficit) equity	Comprehensive Loss
BALANCE, December 31, 1998	7,780	$78	1,203	$12	$35,707	$(16,518)	$—	$19,279	—

Conversion of Class B common stock to Class A common stock	171	2	(171)	(2)	—	—	—	—	—
Stock issued through employee stock purchase plan	17	—	—	—	151	—	—	151	—
Stock options exercised	122	1	—	—	1,058	—	—	1,059	—
COMPONENTS OF COMPREHENSIVE LOSS
Net loss applicable to common shares	—	—	—	—	—	(11,062)	—	(11,062)	(11,062)
BALANCE, December 31, 1999	8,090	81	1,032	10	36,916	(27,580)	—	9,427	—
Conversion of common stock to Class T preferred stock	(43)	—	(105)	(1)	(7,539)	—	—	(7,540)	—
Issuance of common stock, net	2,749	27	—	—	160,409	—	—	160,436	—
Conversion of Class B common stock to Class A common stock	145	1	(145)	(1)	—	—	—	—	—
Stock issued through employee stock purchase plan	38	—	—	—	375	—	—	375	—
Stock options exercised	55	1	—	—	590	—	—	591	—
COMPONENTS OF COMPREHENSIVE LOSS
Net loss applicable to common shares	—	—	—	—	—	(83,334)	—	(83,334)	(83,334)
BALANCE, December 31, 2000	11,034	110	782	8	190,751	(110,914)	—	79,955	—
Conversion of Class B common stock to Class A common stock	54	1	(54)	(1)	—	—	—	—	—
Stock issued through employee stock purchase plan	25	—	—	—	620	—	—	620	—
Stock options exercised	63	1	—	—	593	—	—	594	—
COMPONENTS OF COMPREHENSIVE LOSS
Net loss applicable to common shares	—	—	—	—	—	(87,559)	—	(87,559)	(87,559)
Cumulative effect of SFAS No. 133 at January 1, 2001	—	—	—	—	—	—	(5,917)	(5,917)	(5,917)
Current year effect of SFAS No. 133	—	—	—	—	—	—	(24,660)	(24,660)	(24,660)
Total comprehensive loss	—	—	—	—	—	—	—	—	(118,136)
BALANCE, December 31, 2001	11,176	$112	728	$7	$191,964	$(198,473)	$(30,577)	$(36,967)

The accompanying notes are an integral part of these consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

(In thousands)

	2001	2000	1999
OPERATING ACTIVITIES:
Net income (loss)	$(33,915)	$(39,253)	$4,850
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	112,577	91,078	41,277
Extraordinary item — early extinguishment of debt	—	925	—
Equity in losses of unconsolidated affiliates	2	2	3
Change in financial instrument valuation	1,263	—	—
Other	1,827	1,419	(618)
Change in other operating elements:
Accounts receivable	849	(14,071)	(3,365)
Inventories	292	145	(2,098)
Other current assets	605	192	187
Accounts payable	(7,786)	25,297	(181)
Advance billings and customer deposits	1,199	1,721	34
Other accrued expenses	(1,410)	14,717	323
Net cash provided by operating activities	75,503	82,172	40,412
INVESTING ACTIVITIES:
Purchases of property and equipment, net	(45,979)	(54,832)	(26,287)
Purchases of wireless properties	(178,566)	(1,232,692)	(11,465)
Proceeds from sale of properties	48,929	—	—
Pending acquisition costs	—	(10,000)	(36,360)
Purchases of FCC Licenses	—	—	(8,656)
Other	1,080	(1,763)	19
Net cash used in investing activities	(174,536)	(1,299,287)	(82,749)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	1,214	966	1,210
Proceeds from offering of common stock, net	—	160,436	—
Proceeds from issuance of preferred securities, net	—	263,394	—
Proceeds from issuance of long-term debt	349,344	1,104,948	67,000
Repayments of long-term debt	(256,089)	(299,350)	(27,000)
Proceeds from swaption	8,720	—	—
Proceeds from interest rate swap transactions	—	6,550	982
Payments of debt issuance costs	(4,366)	(18,909)	(632)
Net cash provided by financing activities	98,823	1,218,035	41,560
NET INCREASE (DECREASE) IN CASH	(210)	920	(777)
CASH, at beginning of year	2,205	1,285	2,062
CASH, at end of year	$1,995	$2,205	$1,285

The accompanying notes are an integral part of these consolidated financial statements.

1.  Organization and Nature of Business:

Rural Cellular Corporation and its subsidiaries (the “Company” or “RCC”), a Minnesota corporation, provide wireless communication services in portions of the Midwest, South, Northeast and Northwest areas of the United States. The Company operates its cellular and paging systems under licenses granted by the Federal Communications Commission (“FCC”). The Company’s operations are subject to the applicable rules and regulations of the FCC.

RCC’s cash requirements will begin to increase starting in 2003 and in future years due in part to the required amortization of the Company’s credit facility and the required distribution of preferred stock cash dividends.  In addition, as the wireless industry upgrades its existing networks to 2.5G and 3.0G technologies, the Company may also deploy substantial cash resources toward the upgrade of its networks starting in 2003.

At December 31, 2001, the Company had negative working capital of $(18.3) million and a shareholders' deficit of $(37.0) million.  If the Company fails to achieve the required level of anticipated customer and revenue growth, it may not be able to fund its capital requirements and operations under its current 2002 budget.

2.  Strategic History:

RCC was founded in 1991 through the combination of five partnerships holding different cellular licenses in Minnesota. Since then, it has completed the following acquisitions (the “Acquisitions”):

•           In May 1997, RCC acquired wireless operations and licenses covering portions of Maine for approximately $85.7 million.

•           In July 1998, RCC acquired wireless operations and licenses covering all of Vermont and portions of Massachusetts, New Hampshire, and New York for approximately $262.5 million.

•           In August 1998, RCC acquired wireless operations and a license in western Maine for approximately $7.5 million.

•           In February 1999, RCC acquired wireless operations and a license in South Dakota for approximately $11.9 million.

•           In April 2000, in the Triton Cellular acquisition, RCC acquired wireless operations and licenses covering portions of Alabama, Kansas, Mississippi, Oregon, and Washington for approximately $1.265 billion.

•           In January 2001, in the Saco River acquisition, RCC acquired wireless operations and licenses in the Portsmouth, New Hampshire service areas for approximately $194.0 million. In the acquisition, RCC also acquired the ILEC business of Saco River. RCC sold the Saco River ILEC in October 2001 for approximately $35.7 million in cash and used the net proceeds to repay indebtedness under the credit facility.

Accounting Treatment

The purchase prices for the Acquisitions were allocated to the net assets based on their estimated fair values and the excess was allocated to licenses, customer lists and goodwill. The Acquisitions were accounted for under the purchase method of accounting; accordingly, operating results have been included from the date of acquisition.

RURAL CELLULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31,2001 and 2000

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

	Years ended December 31,
	2001	% of Rev	2000	% of Rev
	(in thousands except per share)
REVENUES:
Service	$305,988	69.4%	$278,127	65.7%
Roaming	116,541	26.4	123,938	29.2
Equipment	18,627	4.2	21,703	5.1
Total revenues	441,156	100.0	423,768	100.0
OPERATING EXPENSES:
Network costs	101,509	23.0	103,165	24.3
Cost of equipment sales	28,415	6.4	39,627	9.4
Selling, general and administrative	117,855	26.7	112,606	26.6
Depreciation and amortization	112,577	25.5	110,699	26.1
Total operating expenses	360,356	81.6	366,097	86.4
OPERATING INCOME	80,800	18.4	57,671	13.6
Net loss before extraordinary item and cumulative effect adjustment	(34,052)	(7.7)	(63,387)	(15.0)
Net loss applicable to common shares	$(87,559)	(19.9% )	$(111,634)	(26.3% )
Weighted average common shares outstanding	11,865		11,510
Net loss per basic and diluted common share	$(7.38)		$(9.70)

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

In April 2000, RCC adopted a policy to include the associated expense from its incollect activity in network cost rather than reducing roaming revenue and to include Incollect Revenue as service revenue rather than increasing roaming revenue.  Roaming revenue includes only the revenue from other wireless providers’ customers who use RCC’s network (“Outcollect Revenue”). Prior periods have been restated to conform to this new presentation.  This change in presentation has no impact on operating income.

Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment.  Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives but with no maximum life.  The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001.  With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective January 1, 2002.  Goodwill amortization of $14.5 million and $10.5 million is included in the accompanying condensed consolidated statements of operations for the years ended December 31, 2001 and 2000.  Effective January 1, 2002, amortization of goodwill will not be included in the Company’s statements of operations. Had SFAS No. 142 not become effective, goodwill amortization for 2002 would have been approximately $16.7 million.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”(“SFAS No. 144”). SFAS No. 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS No. 121”). SFAS No. 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. Management is currently evaluating the impact the implementation of this statement will have on the Company’s financial position or results of operations.

Principles of Consolidation

The consolidated financial statements include the accounts of RCC and its wholly-owned subsidiaries and its majority owned joint venture, Wireless Alliance, LLC (“Wireless Alliance”). All significant intercompany balances and transactions have been eliminated.

Revenue Recognition

The Company’s revenues primarily consist of service, roaming and equipment revenues, each of which is described below:

•        Service revenues include monthly access charges, charges for airtime used in excess of the time included in the service package purchased, activation fees, long distance charges derived from calls placed by customers as well as cellular and paging equipment lease revenues. Also included are activation fees and charges for such features as voicemail, call waiting, and call forwarding. The Company also includes Incollect Revenue.  The Company does not charge installation or connection fees.

•        Roaming revenues include Outcollect Revenue.

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

Net Income (Loss) Per Common Share

Basic EPS is computed by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted EPS is computed by including dilutive common stock equivalents with the basic weighted average shares outstanding.  Potential common shares of 1,588,734, 1,266,422 and 1,046,547 related to the Company’s outstanding stock options were excluded from the computation of diluted loss per share for the years ended December 31, 2001, 2000 and 1999, respectively, as inclusion of these shares would have been antidilutive.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

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

The components of property and equipment and the useful lives of the Company’s assets are as follows as of December 31:

	2001	2000	Useful Lives
	(in thousands)
Land	$7,021	$6,145	N/A
Building and towers	89,113	81,424	15-39 Years
Equipment	225,098	192,580	2-10 Years
Phone service equipment	31,998	17,761	19-24 Months
Furniture and fixtures	22,401	18,431	3-10 Years
Assets under construction	7,125	11,595	N/A
	382,756	327,936

Less-accumulated depreciation	(137,776)	(93,446)
Property and equipment - net	$244,980	$234,490

The Company’s network construction expenditures are recorded as assets under construction until the system or assets are placed in service, at which time the assets are transferred to the appropriate property and equipment category.  Throughout the years ended December 31, 2001 and 2000, as a component of assets under construction, the Company capitalized $1.7 million and $2.2 million, respectively, in salaries of the Company’s engineering employees during the construction period for projects that extended beyond one year.  The Company did not capitalize interest cost in 2001. During 2000, the Company capitalized $420,000 in interest cost that was related to the digital upgrade in the Company’s Northeast region.

At December 31, 2001, accumulated depreciation on phone service equipment was approximately $18.6 million as compared to $14.8 million at December 31, 2000.

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

The components of licenses and other intangible assets are as follows as of December 31:

			Amortizable
	2001	2000	Lives
	(in thousands)
Licenses:
Cellular	$1,041,458	$967,958	33 - 40 Years
PCS	32,255	11,792	40 Years
Paging	275	275	30 Years
Local Multi-Point Distribution	7,045	7,045	40 Years

Other intangible assets:
Goodwill	393,677	370,980	20 - 40 Years
Customer lists	159,030	151,330	7-10 Years
	1,633,740	1,509,380
Less-accumulated amortization	(128,633)	(66,574)
Licenses and other intangible assets, net	$1,505,107	$1,442,806

Deferred Debt Issuance Costs

Deferred debt issuance costs relate to the credit facility and the senior subordinated notes (see Note 4). These costs are being amortized over the respective instruments’ terms.

Other Assets

Other assets primarily consist of costs related to restricted investments, spectrum relocation and investments in unconsolidated affiliates. Restricted investments represent the Company’s investments in stock of the CoBank, ACB and are stated at cost, which approximates fair value.  The restricted investments were purchased pursuant to the terms of a loan agreement and are restricted as to withdrawal. Spectrum relocation costs are being amortized over 15 years. Investments in unconsolidated affiliates are accounted for using the equity method and represent the Company’s ownership interests in Cellular 2000, Inc.  Cellular 2000, Inc. is an entity organized to own the Cellular 2000 trade name and the related trademark.  Other assets also include the fair market value of an interest rate instrument (“Flooridor”) which was entered into during 2000 and terminates in 2003.

Business and Credit Concentrations

The Company provides wireless communication services in portions of the Midwest, South, Northeast and Northwest areas of the United States. No single customer accounted for more than 10% of revenues or accounts receivable.

Long-Lived Assets

The Company periodically evaluates whether events and circumstances have occurred which may affect the estimated useful life or the recoverability of the remaining balance of its goodwill and other long-lived assets.  If such events or circumstances were to indicate that the carrying amount of these assets would not be recoverable, the Company would estimate the future cash flows expected to result from the use of the assets and their eventual disposition.  If the sum of the expected future cash flows (undiscounted and without interest charges) were less than the carrying amount of goodwill and other long-lived assets, the Company would recognize an impairment loss.

The Company did not record any impairment changes in the year ended December 31, 2001.  If asset recovery is in question, the Company uses an estimate of future net undiscounted cash flows over the remaining useful lives of the long-lived assets to measure recoverability.  Effective January 1, 2002, the Company will follow the provisions of SFAS 142 for assessing the impairment of goodwill.

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

Certain amounts in prior periods have been reclassified to conform to the current presentation. Such reclassifications had no effect on previously reported results of operations or shareholders’ equity.

Comprehensive Loss

The Company follows the provisions of SFAS No. 130, “Reporting Comprehensive Income,” which established standards for reporting and display of comprehensive income and its components.  Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources.  For the Company, comprehensive loss represents net loss and the deferred gain (loss) on derivative instruments.  In accordance with SFAS No. 130, the Company has chosen to disclose comprehensive loss in the accompanying statement of shareholders’ equity.

4.  Long-term Liabilities:

The Company had the following long-term liabilities outstanding as of December 31 (in thousands):

	2001	2000
Credit facility:
Revolver	$159,800	$93,350
Term Loan A (terminates 04/03/2008)	426,508	450,000
Term Loan B (terminates, 04/03/2008)	225,101	237,500
Term Loan C (terminates, 04/03/2009)	225,101	237,500
Term Loan D (terminates, 10/03/2009)	75,000	–
	1,111,510	1,018,350

Deferred gain on hedge and swap agreements	–	7,374
9 5/8% Senior Subordinated Notes	125,000	125,000
Derivative financial instruments	46,985	–
Other	6,843	6,748
Long-term liabilities	$1,290,338	$1,157,472

Credit facility – Advances under the credit facility bear interest at the London Interbank Offering Rate (“LIBOR”) plus an applicable margin based on the Company’s ratio of indebtedness to annualized operating cash flow as of the end of the most recently completed fiscal quarter.  As of December 31, 2001, the effective rate of interest on the credit facility, excluding the impact of hedge agreements, was 4.9%.  A commitment fee not to exceed 0.50% on the unused portion of the credit facility is payable quarterly. Borrowings under the credit facility are secured by a pledge of all the assets of the Company, excluding its ownership in the stock of Cellular 2000, Inc. and its 70% ownership in Wireless Alliance, LLC. The credit facility is subject to various covenants, including the ratio of indebtedness to annualized operating cash flow and the ratio of annualized operating cash flow to interest expense. Mandatory commitment reductions are required upon any material sale of assets. On December 14, 2000 and March 31, 2001 the Company obtained amendments and waivers of certain of the financial covenants in the credit facility. As of December 31, 2001, the Company was in compliance with all covenants.  At December 31, 2001, the Company had $115.2 million available under its credit facility.

Deferred gain on hedge and swap agreements – In May 2000, the Company settled swaps it had entered into in August 1998 with a total notional amount of $165 million, resulting in a gain of approximately $3.1 million.  In July 2000, the Company settled swaps it had entered into in February 1999 with a total notional amount of $250 million, resulting in a gain of approximately $2.8 million.  In 2001, gains not accreted from these transactions were reclassed into other comprehensive loss within the equity section of the balance sheet.

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

Derivative Financial Instruments — (see footnote 5 of the Notes to Consolidated Financial Statements)

Other  - In conjunction with the acquisition of Triton Cellular, the Company became party to a purchase option agreement whereby it may acquire certain cell sites in the future for $6.5 million.  The option expires February 28, 2003.  Since the Company expects to exercise the option, the unpaid portion of the total cost has been included as long-term debt.  The Company assumed an agreement to utilize the assets covered by the option for the period prior to exercising the option.  The ongoing payments pursuant to this agreement have been reflected as interest expense in the accompanying consolidated statements of operations.

Maturities of the credit facility and the 9 5/8% Senior Subordinated Notes are as follows;

Year	Credit Facility	9 5/8% Senior Subordinated Notes	Total
	(in thousands)
2002	$–	$–	$–
2003	43,924	–	43,924
2004	74,560	–	74,560
2005	96,438	–	96,438
2006	171,860	–	171,860
Thereafter	724,728	125,000	849,728
Total	$1,111,510	$125,000	$1,236,510

See footnote 12 of the Notes to Consolidated Financial Statements regarding events subsequent to December 31, 2001.

5.  Financial Instruments:

The Company is required by the credit facility to maintain interest rate swaps on at least 50% of the principal amount of the loans outstanding for an average period of three years from the date of the hedge agreements. The intent of these derivative financial instruments is to manage interest expense. FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements.

The Company’s financial instruments are as follows:

		Interest rate range		Carrying value		Estimated fair market value
	Notional amount	(Not to exceed)	(Not to be less than)	December 31, 2001	December 31, 2000	December 31, 2001	December 31, 2000
	(Dollars in thousands)
Financial assets
Cash	$–	–	–	$1,995	$2,205	$1,995	$2,205
(*) Interest rate flooridor :
Fleet Bank (terminates May 12, 2003)	252,000	–	–	1,699	–	1,699	2,640
Accounts receivable, net	–	–	–	45,279	43,324	45,279	43,324
Total financial assets	252,000			$48,973	$45,529	$48,973	$48,169

Financial liabilities
Credit facility	–	–	–	$1,111,510	$1,018,350	$987,145	$993,899
9 5/8% Senior subordinated notes	–	–	–	125,000	125,000	127,031	116,875
11 3/8% Senior exchangeable preferred stock	–	–	–	215,373	172,817	187,375	141,710
12 ¼% Junior exchangeable preferred stock	–	–	–	172,901	159,618	145,237	131,094
	–	–	–	1,624,784	1,475,785	1,446,788	1,383,578
Derivative financial instruments
Interest rate swap agreements:
TD Securities (terminates May 16, 2003)	84,000	6.632%	6.632%	6,095	–	6,095	3,500
PNC Bank (terminates May 16, 2003)	42,000	7.609%	7.609%	3,016	–	3,016	1,756
Union Bank (terminates May 16, 2003)	84,000	7.591%	7.591%	6,153	–	6,153	3,577
Fleet Bank (terminates May 16, 2003)	42,000	6.530%	6.530%	2,924	–	2,924	1,767
Interest rate collar agreements:
PNC Bank (terminates May 25, 2003)	47,000	9.000%	6.510%	2,597	–	2,597	916
Fleet Bank (terminates May 25, 2003)	94,000	9.000%	5.810%	4,654	–	4,654	916
Union Bank (terminates June 5, 2003)	96,000	9.000%	5.480%	3,779	–	3,779	1,341
PNC Bank (terminates June 6, 2003)	94,000	9.000%	5.860%	4,287	–	4,287	1,093
Union Bank (terminates June 5, 2003)	46,000	9.000%	6.100%	2,231	–	2,231	–
(**) Swaption:
TD Securities (terminates March 15, 2008)	131,016	–	–	11,249	–	11,249	–
	760,016			46,985	–	46,985	14,866
Other financial instruments	–	–	–	–	7,374		7,374
Other long-term liabilities	–	–	–	6,843	6,748	6,843	6,748
Total financial liabilities	$1,012,016			$1,678,612	$1,489,907	$1,500,616	$1,412,566

(*) During 2000, the Company entered into an interest rate instrument (“Flooridor”). The Flooridor does not qualify for hedge accounting treatment under SFAS No. 133 and as such is recorded in the balance sheet at fair value.  The related changes in fair value are included in the statement of operations.

(**) Rural Cellular Corporation has $125 million in subordinated debt that was issued in May 1998 and matures in May 2008.  The $8.7 million value of an embedded call option within the subordinated debt was monetized in March 2001 resulting in a swaption.  The swaption qualifies for hedge accounting treatment under SFAS 133.

At December 31, 2001, RCC has interest rate swap and collar agreements covering debt with a notional amount of $629.0 million to effectively change the interest on the underlying debt from a variable rate to a fixed rate for the term of the agreements. After giving effect to these instruments, over 61% of RCC's debt was essentially fixed rate debt at December 31, 2001.

At the same time RCC entered into swap agreements with a total notional amount of $252.0 million, RCC also entered into two ‘‘flooridors’’ with an equivalent total notional amount in order to further manage our interest expense. RCC paid the counterparty $1.2 million to enter into the flooridors. Under the flooridors, if, as of a quarterly reference date, LIBOR is less than 7.35% but greater than 6.85%, the counterparty is required to make a quarterly payment equal to the difference between LIBOR and 7.35% on the notional amount of $252.0 million. If, as of a quarterly reference date, LIBOR is less than 6.85%, the counterparty is required to make a quarterly payment equal to 0.50% on the total notional amount. If LIBOR is equal to or greater than 7.35%, neither party is required to make a payment. The flooridors terminate on May 12, 2003. The flooridor does not qualify for hedge accounting, all adjustments to fair value are recognized in earnings.

As required by SFAS No. 133 (as amended by SFAS No. 137 and No. 138), “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), the Company must record in its balance sheet, either as an asset or a liability, the financial instruments' fair market value.  In addition, SFAS No. 133 requires that changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets or liabilities or recognized in accumulated other comprehensive loss until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. SFAS No. 133, as amended, was effective January 1, 2001 for the year ended December 31, 2001. The adoption of SFAS No. 133 has not significantly altered the Company’s hedging strategies; however, its application may increase the volatility of interest expense and other comprehensive income (loss).

Because LIBOR rates have declined subsequent to the inception of the Company’s swaps and collars, their respective market valuations have decreased. Therefore, as required by SFAS No. 133, this decline in market valuation is reflected in the financial statements by the increase in the derivative financial instrument liabilities together with adjustments to interest expense.

The following table sets forth these adjustments for 2001.

	Prior to SFAS No. 133 Adjustment	SFAS No. 133 Adoption (January1, 2001)	SFAS No. 133 Adjustment	As Reported
	(In thousands)
Statement of Operations Data:
Interest expense, net	$114,009	–	$1,263	$115,272
Cumulative effect adjustment	–	$(137)	–	$(137)

Balance Sheet Data:	At December 31, 2000	SFAS No. 133 Adoption on January 1, 2001	SFAS No. 133 Adjustment for year ended December 31, 2001	As
	prior to SFAS No. 133 adjustment			Reported at December 31, 2001
ASSETS:
Derivative financial instruments included in other current assets	$1,019	$1,621	$(942)	$1,698
LIABILITIES:
Derivative financial instruments included in long— term liabilities	$8,720	$14,867	$23,398	$46,985
SHAREHOLDERS’ (DEFICIT) EQUITY:
Accumulated other comprehensive loss	–	$(5,917)	$(24,660)	$(30,577)

See footnote 12 of the Notes to Consolidated Financial Statements regarding events subsequent to December 31, 2001.

6. Preferred Securities:

The Company has issued the following preferred stock with liquidation preferences of $1,000 per share:

	Mandatory Redemption Date	Dividend rate per annum	Conversion price to common stock	Other features, rights, preferences and powers	Number of shares originally issued	Shares distributed as dividends through Dec. 31, 2001	Accrued dividends at Dec. 31, 2001 (In thousands)
Senior Exchangeable Preferred Stock	05/15/2010	11.375%	—	Non-Voting	150,000	65,373	$3,062

Junior Exchangeable Preferred Stock	02/15/2011	12.250%	—	Non-Voting	140,000	32,901	$2,648

Class M Voting Convertible Preferred Stock	04/03/2012	8.000%	$53.000	Voting	110,000	—	$15,400

Class T Convertible Preferred Stock	04/03/2020	4.000%	$50.631	Non-Voting	7,541	—	$527
Total					407,541	98,274	$21,637

Preferred security balance sheet reconciliation (in thousands):

As of December 31, 2001
Preferred securities originally issued	$407,541
Preferred dividends issued (Junior and Senior)	98,274
Accrued long-term preferred security dividends (Class M and Class T)	15,927
Unamortized issuance costs	(12,906)
Net preferred securities	$508,836

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

Dividends on the Junior Exchangeable Preferred Stock are cumulative, are payable quarterly, and may be paid, at the Company’s option, on any dividend payment date occurring on or before February 15, 2005, either in cash or by the issuance of additional shares of Junior Exchangeable Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends.  Thereafter, all dividends will be payable in cash only.

Dividends on the Class M Preferred Stock are cumulative and accrue at 8% per annum and are payable upon redemption or upon liquidation of the Company.  The Class M preferred stock is convertible into the Company’s Class A common stock at $53.00 per share subject to certain adjustments.  Dividends are not payable if the shares are converted.

In order to comply with the FCC rules regarding cross-ownership of cellular licensees within a given market, the Company issued 7,541 shares of Class T Convertible Preferred Stock to Telephone & Data Systems, Inc. (“TDS”) with a par value of $1,000 per share on March 31, 2000 in exchange for 43,000 shares of Class A Common Stock and 105,940 shares of Class B Common Stock owned by TDS. TDS or the Company can convert the Class T preferred stock into the original number of shares of Class A or Class B Common Stock in the future if ownership by TDS of the Common Stock would then be permissible under FCC rules. Dividends on the Class T preferred stock are cumulative and have a fixed coupon rate of 4% per annum and are payable in April 2020.  Dividends are not payable if the shares are converted.

The Senior Exchangeable Preferred Stock is senior to all classes of junior preferred stock and common stock of the Company with respect to dividend rights and rights on liquidation, winding-up and dissolution of the Company.  The Junior Exchangeable Preferred Stock is junior to the Senior Exchangeable Preferred Stock and Class T Convertible Preferred Stock and senior to the Class M Convertible Preferred Stock and common stock with respect to dividend rights and rights on liquidation, winding-up and dissolution of the Company. Shares of the Senior and Junior Exchangeable Preferred Stock and Class T Convertible Preferred Stock are non-voting, except as otherwise required by law and as provided in their respective Certificates of Designation.

7.  Shareholders’ (Deficit) Equity:

Authorized Shares

The Company has 300,000,000 shares of authorized capital stock consisting of 200,000,000 shares of Class A common stock, 10,000,000 shares of Class B common stock and 90,000,000 undesignated shares.

Common Stock Rights

Class A common shareholders are entitled to one vote for each share owned while Class B common shareholders are entitled to ten votes for each share owned.  Each share of Class B common stock may at any time be converted into one share of Class A common stock at the option of the holder.  All issued Class B common shares may also be converted into an equivalent number of Class A common shares upon the affirmative vote of not less than 66 2/3% of the then issued Class B common shares.  Further, Class B common shares are automatically converted to an equal number of Class A common shares if they are transferred to anyone who is not an affiliate of the transferring shareholder of the Company.

The following table shows certain information relating to the RCC’s outstanding shares and voting rights as of March 20, 2002:

Class of Stock	Shares outstanding	Voting rights per share	Total voting rights per class
Class A common stock	11,193,622	1	11,193,622
Class B common stock	727,416	10	7,274,160
Class M preferred stock (1)	2,075,471	1	2,075,471
Total	13,996,509		20,543,253

(1) Reflecting the conversion of Class M Preferred Stock into common stock at  $53 per share

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

The rights become exercisable by existing shareholders only following the acquisition by a buyer, without prior approval of the Company’s board of directors, of 15% or more of the outstanding Common Stock, Class A and Class B, or following the announcement of a tender offer for 15% of the outstanding Common Stock.  If a person acquires 15% or more of the Company’s Common Stock, each right (except those held by the acquiring person) will entitle the holder to purchase shares of the Company’s Class A or Class B Common Stock, as appropriate, having a market value of twice the right’s exercise price, or, in effect, at a 50% discount from the then current market value.  If the Company were acquired in a merger or similar transaction after a person acquires 15% of the Company’s outstanding Common Stock, without prior approval of the board of directors, each right would entitle the holder (other than the acquirer) to purchase shares of the acquiring company having a market value of twice the exercise price of the right, or, in effect, at a discount of 50%. Until the acquisition by any person of 15% or more of the Company’s Common Stock, the rights can be redeemed by the board of directors for $.001 per right.

Stock Compensation Plans

The stock compensation plan (the “Plan”) for employees authorizes the issuance of up to 2,400,000 shares of Class A common stock in the form of stock options, stock appreciation rights or other stock-based awards.  The Plan provides that the exercise price of any option shall not be less than 85% of the fair market value of the Class A common stock as of the date of the grant (100% in the case of incentive stock options).  Options and other awards granted under the Plan vest and become exercisable as determined by the Board of Directors or a stock option committee.

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

Options outstanding as of December 31, 2001 have exercise prices ranging between $8.75 and $79.25. Information related to stock options is as follows:

	2001		2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	1,266,422	$17.18	1,046,547	$12.36	872,700	$11.17
Granted	477,006	30.68	299,950	70.86	323,250	14.53
Exercised	(70,844)	11.05	(55,375)	10.92	(129,903)	9.95
Canceled	(83,850)	46.90	(24,700)	40.66	(19,500)	10.99

Outstanding, end of period	1,588,734	$26.78	1,266,422	$17.18	1,046,547	$12.36

Exercisable, end of period	700,781	$18.33	488,052	$12.28	317,557	$11.15
Weighted average fair value of options granted		$24.67		$55.94		$10.94

The following table summarizes information concerning currently outstanding and exercisable options:

Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.00 – $9.99	334,953	5	$8.98	295,953	$9.00
$ 10.00 – $19.99	531,975	6	$13.57	297,875	$13.96
$ 20.00 – $29.99	280,000	9	$27.38	5,000	$27.38
$ 30.00 – $39.99	194,656	9	$35.35	29,123	$35.30
$ 40.00 – $49.99	20,000	8	$43.25	8,000	$43.25
$ 50.00 – $59.99	21,100	9	$53.69	8,220	$55.30
$ 60.00 – $69.99	36,750	4	$68.25	36,750	$68.25
$ 70.00 – $80.00	169,300	9	$78.37	19,860	$78.11
$ 0.00 – $80.00	1,588,734	8	$26.78	700,781	$18.33

The Company accounts for stock options under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized.  Had compensation cost for the Company’s plans been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s results of operations and net loss per share would have been adjusted to the following pro forma amounts:

	Years ended December 31,
	2001	2000	1999
	(in thousands, except for per share data)
Net loss applicable to common shares:
As reported	$(87,559)	$(83,334)	$(11,062)
Pro forma	(89,226)	(84,782)	(12,510)
Basic and diluted net loss per share:
As reported	$(7.38)	$(7.24)	$(1.22)
Pro forma	$(7.52)	$(7.37)	$(1.38)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999: expected volatility of 52.53%, 63.47% and 54.78%, respectively; risk-free interest rates of 8.5%; expected life of 10 years and no expected dividend yield.  The per share weighted average fair value of options granted in 2001, 2000 and 1999 was $24.67, $55.94 and $10.94 per share, respectively.

8.  Income Taxes:

The components of the Company’s income tax provision are as follows (in thousands):

	Years ended December 31,
	2001	2000	1999
Current:
Federal	$–	$–	$–
State	–	–	37
	–	–	37
Deferred	–	–	–
	$–	$–	$37

The Company’s income tax provision for the year ended December 31, 1999 relates to franchise fees for states in which the Company has operations.

The income tax effect of the items that create deferred income tax assets and liabilities are as follows (In thousands):

	December 31,
	2001	2000
Deferred income tax assets:
Operating loss carryforwards	$73,487	$52,116
Tax credit carryforwards	85	85
Temporary differences:
Allowance for doubtful accounts	1,467	769
Derivatives	765	–
Other	3,265	2,407
Valuation allowance	(19,005)	(19,242)
Total deferred income tax assets	60,064	36,135
Deferred income tax liabilities:
Depreciation	(20,555)	(12,721)
Intangible assets	(37,545)	(21,714)
Other	(1,964)	(1,700)
Net deferred income tax asset	$–	$–

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

As of December 31, 2001, the Company had tax operating loss carryforwards of approximately $193.4 million available to offset future income tax liabilities.  These carryforwards expire in the years 2006 through 2021.  The Tax Reform Act of 1986 contains provisions that may limit the availability and timing of usage of net operating loss carryforwards in the event of certain changes in the ownership of the Company’s Common Stock.

9.  Commitments and Contingencies:

Employment Agreements

The Company has employment agreements with certain executive officers with terms of three years.  These agreements provide for payment of amounts up to three times their annual compensation if there is a termination of their employment as a result of change in control of the Company, as defined in the agreements.  The maximum contingent liability under these agreements was $5.2 million at December 31, 2001.

Legal and Regulatory Matters

The Company is subject to various legal and regulatory matters arising in the normal course of business.  Management does not believe any of these matters will have a significant effect on the Company and its financial position or results of operations.

Leases

The Company leases office space and real estate under noncancelable operating leases.  Future minimum payments under these leases as of December 31, 2001 are as follows:

Amount
Year	(in thousands)
2002	$7,142
2003	5,410
2004	4,023
2005	2,716
2006	1,476
Thereafter	3,623
Total	$24,390

Under the terms of the lease agreements, the Company also is responsible for certain operating expenses and taxes.  Total rent expense of $8.3 million, $5.8 million and $3.3 million was charged to operations for the years ended December 31, 2001, 2000 and 1999.

10.  Defined Contribution Plan:

The Company has a defined contribution savings and profit-sharing plan for employees who meet certain age and service requirements.  Under the savings portion of the plan, employees may elect to contribute a percentage of their salaries to the plan, with the Company contributing a matching percentage of the employees’ contributions.  Under the profit-sharing portion of the plan, the Company contributes a percentage of employees’ salaries.  Contributions charged to operations for the years ended December 31, 2001, 2000 and 1999 were $728,000, $662,000 and $435,000, respectively.  The percentages the Company matches under the savings portion of the plan and contributes under the profit-sharing portion of the plan are determined annually by the Company’s Board of Directors.

11.  Supplemental Cash Flow Information:

	Years ended December 31,
	2001	2000	1999
	(in thousands)
Cash paid for:
Interest	$116,961	$76,640	$25,488
Income taxes	–	–	46
Noncash financing transactions:
Preferred Security Dividends paid in kind	$53,644	$44,081	$15,912

12. Events Subsequent to December 31, 2001:

9 3/4 % Senior Subordinated Notes - On January 16, 2002, the Company issued $300 million of aggregate principal amount 9 ¾% senior subordinated notes due 2010. The net proceeds from the sale were used to pay down existing debt. Interest on the 9 ¾% senior subordinated notes is payable semi-annually on January 15 and July 15. The 9 ¾% senior subordinated notes will mature on January 15, 2010, and are redeemable, in whole or in part, at the option of the Company, at any time on or after January 15, 2006.  In addition, at any time prior to January 15, 2005, the Company may redeem up to 35% of the aggregate principal amount of 9 ¾% senior subordinated notes with the net cash proceeds of a qualifying event at a price equal to 109.75% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption; provided that at least 65% of the aggregate principal amount of notes issued under the indenture (including additional notes but without taking into account notes that are issued in exchange for other notes under a registration rights agreement) remains outstanding immediately following such redemption.

Within 30 days after the occurrence of a change of control, the Company will be required to make an offer to purchase all outstanding 9 ¾% senior subordinated notes at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase. As defined, the 9 ¾% senior subordinated notes are unsecured senior subordinated obligations of the Company and will be subordinated in right of payment to future senior indebtedness of the Company and effectively subordinated to all obligations of the Company’s subsidiaries.

The table below reflects the application to the credit facility of the net proceeds from the sale of the 9 ¾% senior subordinated notes;

Credit Facility	(In thousands)
Revolver	$139,658
Term A	67,222
Term B	35,478
Term C	35,479
Term D	11,821
Total	$289,658

As of January 14, 2002, maturities of the credit facility, the 9 5/8% senior subordinated notes and the 9 ¾% Senior Subordinated Notes are as follows:

Year	Credit Facility	9 5/8% Senior Subordinated Notes	9 ¾% Senior Subordinated Notes	Total
	(in thousands)
2002	$–	$–	$–	$–
2003	37,001	–	–	37,001
2004	62,808	–	–	62,808
2005	74,035	–	–	74,035
2006	89,754	–	–	89,754
Thereafter	550,255	125,000	300,000	975,255
Total	$813,853	$125,000	$300,000	$1,238,853

After the completion of the 9 ¾% senior subordinated notes  offering, the Company had $262.9 million available under its credit facility. In connection with the offering of the 9 ¾% senior subordinated notes, the Company amended the terms of its credit facility. The amendments:

•              permitted the Company to issue the 9 ¾% senior subordinated notes,

•              allowed the Company to repay the term loan and revolving loan without reducing borrowing availability under the revolver,

•              changed the total leverage ratio, the ratio of annualized operating cash flow to interest expense, and pro forma debt ratio to reflect the offering and to provide the Company with greater flexibility,

•              decreased the permitted senior leverage ratio,

•              made some technical changes to the restricted payment covenant and the description of permitted indebtedness,

•              expanded the kinds of events that would trigger the change of control default, and

•              remove a requirement to sell some of the Company’s assets.

In January 2002, in conjunction with the issuance of the 9 ¾% senior subordinated notes and the resulting higher proportion of fixed rate debt as compared to floating rate debt, RCC reviewed its derivatives portfolio. After this review, the Company entered into, at market, two reverse swap hedging transactions with combined notional value of $135 million effectively increasing the proportion of RCC’s floating rate debt. In the reverse swaps, the Company agreed to receive a fixed rate of 9.75% in exchange for paying a floating rate plus a spread over LIBOR.  If LIBOR plus the applicable spread is less than 9.75%, the Company receives a payment from the counterparty for the difference between the two rates on the notional amount.  If LIBOR plus the applicable spread is more than 9.75%, the Company will make a payment to the counterparty based on the difference in rates on the notional amount.

The following financial instruments were entered into in January 2002:

Instrument	Notional Amount (in thousands)	RCC Receives	RCC Pays	Effective Date	Termination Date
Reverse Swap;
Fleet Bank	$75,000	9.75%	LIBOR + 630.0 basis points	January 15, 2002	January 15, 2010
Dresdner Bank AG	60,390	9.75%	LIBOR + 622.5 basis points	January 17, 2002	January 15, 2010
	$135,390

In conjunction with entering into the reverse swaps, RCC unwound two fixed pay swaps with a total notional amount of $126 million and one collar with a notional amount of $94 million in January 2002. There was no disbursement of cash involved in the termination because the cost involved in unwinding the fixed pay swaps and the collar, as reflected by the negative market value of these financial instruments, effectively increased the spread over LIBOR on the reverse swaps entered into January 2002. In addition, the cost involved in unwinding the fixed pay swaps and the collar is being amortized over the original lives of the instruments.

The following financial instruments were unwound in January 2002:

	Interest rate range
Instrument	Not to exceed	Not to be less than	Notional Amount	Negative market valuation plus accrued interest
			(in thousands)
Collar; Fleet Bank (unwound January 14, 2002)	9.000%	5.810%	$94,000	$4,928

Swap; Fleet Bank (unwound January 14, 2002)	6.530%	6.530%	42,000	3,445
Swap; Union Bank (unwound January 17, 2002)	7.591%	7.591%	84,000	6,176
			126,000	9,621
			$220,000	$14,549

At January 17, 2002, after giving effect to these changes in financial instruments and the 9 ¾% senior subordinated notes, approximately 56% of RCC's debt is essentially fixed rate debt as compared to approximately 61% at December 31, 2001.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Rural Cellular Corporation:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Rural Cellular Corporation’s Form 10-K and have issued our report thereon dated February 1, 2002.  Our audit was made for the purpose of forming an opinion on those statements taken as a whole.  The schedule listed in the index of consolidated financial statements is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements.  This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

Arthur Andersen LLP

Minneapolis, Minnesota,

February 1, 2002

S-1

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts

Allowance for Uncollectible Accounts:

	Years Ended December 31,
	2001	2000	1999
	(in thousands)
Balance, at beginning of year	$2,385	$894	$1,555
Additions charged to income	16,291	9,440	3,029
Write-offs	(14,660)	(7,949)	(3,690)
Balance, at end of year	$4,016	$2,385	$894

S-2

EXHIBIT INDEX

Number	Description
3.1(a)	Articles of Incorporation	[1]
3.1(b)	Amendment to Articles of Incorporation, effective March 24, 2000	[1]
3.2(a)	Amended and Restated Bylaws	[1]
3.2(b)	Amendment to Amended and Restated Bylaws, effective March 22, 2000	[1]
4.1

Indenture dated May 14, 1998 between Rural Cellular Corporation, as Issuer, and Norwest Bank Minnesota, N.A., as Trustee, with respect to the 9 5/8% Senior Subordinated Notes Due 2008, including form of the 9 5/8% Senior Subordinated Notes Due 2008

[2]
4.2

Indenture dated January 16, 2002 between Rural Cellular Corporation, as Issuer, and Wells Fargo Bank Minnesota, N.A., as Trustee, with respect to the 9 ¾% Senior Subordinated Notes Due 2010, including form of the 9 3/4% Senior Subordinated Notes Due 2010

**
4.3	Certificate of Designation of 11 3/8% Senior Exchangeable Preferred Stock	[2]
4.4	Certificate of Designation of 12 1/4% Junior Exchangeable Preferred Stock	[1]
4.5(a)	Class A Share Rights Agreement dated April 30, 1999	[3]
4.5(b)	Amendment to the Class A Rights Agreement dated March 31, 2000	[4]
4.6(a)	Recapitalization Agreement dated October 31, 1999 by and between Rural Cellular Corporation and Telephone and Data Systems, Inc.	[5]
4.6(b)	First Amendment to Recapitalization Agreement dated December 6, 1999 by and between Rural Cellular Corporation and Telephone and Data Systems, Inc.	[5]
4.6(c)	Second Amendment to Recapitalization Agreement dated March 31, 2000 by and between Rural Cellular Corporation and Telephone and Data Systems, Inc.	[5]
4.6(d)	Registration Rights Agreement dated March 31, 2000 by and between Rural Cellular Corporation and Telephone and Data Systems, Inc.	[5]
4.6(e)

Certificate of Designation of Voting Power, Preferences and Relative Participating, Optional and Other Special Rights, Qualifications, and Restrictions of Class T Convertible Preferred Stock of Rural Cellular Corporation

[5]
4.7(a)

Preferred Stock Purchase Agreement dated April 3, 2000 among Rural Cellular Corporation, Madison Dearborn Capital Partners III, L.P., Madison Dearborn Special Equity III, L.P., Special Advisors Fund I, LLC, Boston Ventures Limited Partnership V and Toronto Dominion Investments, Inc. (collectively “Class M Investors”)

[5]
4.7(b)

Certificate of Designation of Voting Power, Preferences and Relative Participating, Optional and Other Special Rights, Qualifications and Restrictions of Class M Redeemable Voting Convertible Preferred Stock of Rural Cellular Corporation

[5]
4.7(c)	Registration Rights Agreement dated April 3, 2000 among Rural Cellular Corporation and Class M Investors	[5]
10.1(a)	Second Amended and Restated Loan Agreement dated April 3, 2000 among Rural Cellular Corporation and certain financial institutions and Toronto Dominion (Texas), Inc. as administrative agent	[6]
10.1(b)	Third Amended and Restated Loan Agreement dated June 29, 2000 among Rural Cellular Corporation and certain financial institutions and Toronto Dominion (Texas), Inc. as administrative agent	[7]
10.1(c)

First Amendment to the Third Amended and Restated Loan Agreement dated December 14, 2000 among Rural Cellular Corporation and certain financial institutions and Toronto Dominion (Texas), Inc. as administrative agent

[8]
10.1(d)

Second Amendment to the Third Amended and Restated Loan Agreement dated March 31, 2001 among Rural Cellular Corporation and certain financial institutions and Toronto Dominion (Texas), Inc., as administrative agent

[9]
10.1(e)

Third Amendment to the Third Amended and Restated Loan Agreement dated January 10, 2002, among Rural Cellular Corporation and certain financial institutions and Toronto Dominion (Texas), Inc., as administrative agent

**
10.2(a)

Trademark and Trade Name License Agreements between Cellular 2000, Inc. and North Woods Cellular Partnership, Northern Lights Cellular Partnership, Great River Cellular Partnership, Cellular Five Partnership and Heartland Cellular Partnership

[10]
10.2(b)	Assignment and Assumption Agreements by and between Rural Cellular Corporation and each partnership	[10]
*10.3	1995 Stock Compensation Plan, as amended to date	[11]
*10.4	Stock Option Plan for Nonemployee Directors, as amended to date	[12]
*10.5(a)	Employment Agreement with Richard P. Ekstrand effective January 22, 1999	[13]
*10.5(b)	Amendment to Employment Agreement with Richard P. Ekstrand effective January 1, 2001	[8]
*10.5(c)	Second Amendment to Employment Agreement with Richard P. Ekstrand effective July 24, 2001	[14]
*10.5(d)	Third Amendment to Employment Agreement with Richard P. Ekstrand effective August 23, 2001	[14]
*10.6(a)	Employment Agreement with Wesley E. Schultz effective January 22, 1999	[13]
*10.6(b)	Amendment to Employment Agreement with Wesley E. Schultz effective January 1, 2001	[8]
*10.6(c)	Second Amendment to Employment Agreement with Wesley E. Schultz effective July 24, 2001	[14]
*10.6(d)	Third Amendment to Employment Agreement with Wesley E. Schultz effective August 23, 2001	[14]
*10.7(a)	Employment Agreement with Ann K. Newhall effective February 6, 1999	[15]
*10.7(b)	Amendment to Employment Agreement with Ann K. Newhall effective January 1, 2001	[8]
*10.7(c)	Second Amendment to Employment Agreement with Ann K. Newhall effective July 24, 2001	[14]
*10.7(d)	Third Amendment to Employment Agreement with Ann K. Newhall effective August 23, 2001	[14]
*10.8(a)	Change of Control Agreement with Scott Donlea effective January 1, 2001	[8]
*10.8(b)	Amendment to Change of Control Agreement with Scott Donlea effective July 24, 2001	[14]
*10.9(a)	Change of Control Agreement with David Del Zoppo effective January 1, 2001	[8]
*10.9(b)	Amendment to Change of Control Agreement with David Del Zoppo effective July 24, 2001	[14]
*10.10	Key Employee Deferred Compensation Plan	[16]
*10.11	Retention Bonus and Severance Benefit Plan 2001	[14]
*10.12	Management Incentive Plan	[17]
21	Subsidiaries of Registrant	**
23	Consent of Arthur Andersen LLP	**
99	Arthur Andersen Engagement Representation	**

*Indicates management contract or compensatory plan or agreement required to be filed as an exhibit to this Form.

[1]	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
[2]	Filed as an exhibit to Registration Statement on Form S-4 (SEC No. 333-57677), filed June 25, 1998, and incorporated herein by reference.
[3]	Filed as an exhibit to Registration Statement on Form 8-A filed May 19, 1999 and incorporated herein by reference.
[4]	Filed as an exhibit to Registration Statement on Form 8-A/A-1 filed April 18, 2000 and incorporated herein by reference.
[5]	Filed as an exhibit to Report on Form 8-K dated April 1, 2000 and incorporated herein by reference.
[6]	Filed as an exhibit to Report on Form 8-K/A dated April 1, 2000 and incorporated herein by reference.
[7]	Filed as an exhibit to Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.
[8]	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.
[9]	Filed as an exhibit to Report on Form 10-Q/A for the quarter ended March 31, 2001, and incorporated herein by reference.
[10]	Filed as an exhibit to Registration Statement on Form S-1 (Sec. No. 33-80189) filed December 8, 1995 and incorporated herein by reference.
[11]	Filed with definitive proxy statement for 2000 Annual Meeting on April 7, 2000 and incorporated herein by reference.
[12]	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
[13]	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.
[14]	Filed as an exhibit to Report on Form 10-Q/A for the quarter ended September 30, 2001, and incorporated herein by reference.
[15]	Filed as an exhibit to Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.
[16]	Filed as an exhibit to Report on Form 10-Q/A for the quarter ended June 30, 2001, and incorporated herein by reference.
[17]	Filed with Proxy Statement for 2001 Annual Meeting on April 9, 2001, and incorporated herein by reference.

**           Filed herewith.