Form 10-Q
period 2002-03-31
RURAL CELLULAR CORP
filed 2002-05-15
CIK 869561

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2002.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission File Number 0-27416

RURAL CELLULAR CORPORATION

(Exact name of registrant as specified in its charter)

Minnesota	41-1693295
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of shares of common stock outstanding as of the close of business on May 8, 2002:

Class A	11,193,622
Class B	727,416

Part I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

ASSETS

	As of
	March 31, 2002	December 31, 2001
CURRENT ASSETS:
Cash	$1,935	$1,995
Accounts receivable, less allowance of $3,309 and $4,016	43,409	45,279
Inventories	4,652	6,617
Other current assets	2,277	2,408
Total current assets	52,273	56,299
PROPERTY AND EQUIPMENT, less accumulated depreciation of $151,125 and $137,776	238,155	244,980

LICENSES AND OTHER ASSETS:
Licenses and other intangible assets, less accumulated amortization of $133,433 and $128,633	1,499,484	1,505,107
Deferred debt issuance costs, less accumulated amortization of $8,241 and $8,306	28,119	22,549
Other assets, less accumulated amortization of $1,306 and $1,230	7,188	7,844

Total licenses and other assets	1,534,791	1,535,500
	$1,825,219	$1,836,779

The accompanying notes are an integral part of these condensed consolidated balance sheets.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par share data)

(Unaudited)

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	As of
	March 31, 2002	December 31, 2001
CURRENT LIABILITIES:
Accounts payable	$31,638	$35,356
Advance billings and customer deposits	9,292	9,315
Accrued interest	19,433	13,033
Dividends payable	5,878	5,710
Other accrued expenses	7,898	11,158
Total current liabilities	74,139	74,572
LONG-TERM LIABILITIES	1,273,450	1,290,338

Total liabilities	1,347,589	1,364,910

PREFERRED SECURITIES	522,862	508,836
SHAREHOLDERS’ DEFICIT:
Class A common stock; $.01 par value; 200,000 shares authorized, 11,194 and 11,176 issued	112	112
Class B common stock; $.01 par value; 10,000 shares authorized, 728 and 728 issued	7	7

Additional paid-in capital	192,294	191,964
Accumulated deficit	(211,456)	(198,473)
Accumulated other comprehensive loss	(26,189)	(30,577)
Total shareholders’ deficit	(45,232)	(36,967)
	$1,825,219	$1,836,779

The accompanying notes are an integral part of these condensed consolidated balance sheets.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31 ,
	2002	2001
REVENUES:
Service	$74,313	$70,036
Roaming	26,162	23,215
Equipment	3,279	5,133
Total revenues	103,754	98,384

OPERATING EXPENSES:
Network costs	22,989	23,006
Cost of equipment sales	3,451	6,428
Selling, general and administrative	26,913	26,219
Depreciation and amortization	18,976	26,898
Total operating expenses	72,329	82,551
OPERATING INCOME	31,425	15,833
OTHER INCOME (EXPENSE):
Interest expense, net	(27,009)	(31,280)
Other	135	—
Other expense, net	(26,874)	(31,280)
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT ADJUSTMENT	4,551	(15,447)
EXTRAORDINARY ITEM — early extinguishment of debt	(3,319)	—
INCOME (LOSS) BEFORE CUMULATIVE EFFECT ADJUSTMENT	1,232	(15,447)

CUMULATIVE EFFECT ADJUSTMENT	—	137
NET INCOME (LOSS))	1,232	(15,310)
PREFERRED STOCK DIVIDEND	(14,215)	(12,947)
NET LOSS APPLICABLE TO COMMON SHARES	$(12,983)	$(28,257)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	11,918	11,840

NET LOSS PER BASIC AND DILUTED SHARE:
Net loss per share applicable to common shares before extraordinary item and cumulative effect adjustment	$(0.81)	$(2.40)
Extraordinary item – early extinguishment of debt	(0.28)	—
Cumulative effect adjustment	—	0.01
Net loss per basic and diluted share	$(1.09)	$(2.39)

COMPREHENSIVE LOSS:
NET LOSS APPLICABLE TO COMMON SHARES	$(12,983)	$(28,257)

Hedging activity:
Cumulative effect of SFAS No. 133	—	(5,917)
Quarterly hedging adjustment	4,388	(10,846)

TOTAL COMPREHENSIVE LOSS	$(8,595)	$(45,020)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three months ended March 31,
	2002	2001
OPERATING ACTIVITIES:
Net income (loss)	$1,232	$(15,310)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	18,976	26,898
Extraordinary item — early extinguishment of debt	3,319	—
Change in financial instrument valuation	4,258	1,095
Other	995	(158)
Change in other operating elements (excluding the effects of acquisitions):
Accounts receivable	1,995	1,587
Inventories	1,965	(794)
Other current assets	131	278
Accounts payable	(3,719)	(11,949)
Advance billings and customer deposits	(23)	684
Other accrued expenses	5,153	3,922
Net cash provided by operating activities	34,282	6,253
INVESTING ACTIVITIES:
Purchases of property and equipment, net	(8,765)	(7,255)
Purchases of wireless properties, net of cash acquired	—	(141,917)
Assets held for sale	—	(37,131)
Other	738	(36)
Net cash used in investing activities	(8,027)	(186,339)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	330	758
Proceeds from issuance of long-term debt	320,700	315,350
Repayments of long-term debt	(337,358)	(69,650)
Proceeds from swaption	—	8,720
Payments of debt issuance costs	(9,941)	(1,101)
Other	(46)	207
Net cash (used in) provided by financing activities	(26,315)	254,284
NET (DECREASE) INCREASE IN CASH	(60)	74,198

CASH, at beginning of period	1,995	2,205
CASH, at end of period	$1,935	$76,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1)             BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements for the three months ended March 31, 2002 and 2001 have been prepared by Rural Cellular Corporation and Subsidiaries (the “Company” or “RCC”) without audit. In the opinion of management, normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Report on Form 10-K for the year ended December 31, 2001.  The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results for the full fiscal year or for any other interim periods.

2)             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142”).

SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 141 also sets forth recognition criteria for intangible assets other than goodwill as well as disclosure requirements for business combinations. The Company has adopted SFAS No. 141.

SFAS No. 142 provides accounting and reporting standards for intangible assets acquired individually, with a group of other assets, or as part of a business combination. SFAS No. 142 addresses how acquired intangible assets are recorded upon their acquisition as well as how they are to be accounted for after they have been initially recognized in the financial statements. This statement also requires expanded disclosure.

RCC has adopted SFAS No. 142 and according will no longer amortize licenses and goodwill beginning January 1, 2002. The following tables set forth, on proforma basis, the effect SFAS No. 142 has on net income and earnings per share:

	Three months ended March 31,
(in thousands, except per share amounts)	2002	2001
Net loss applicable to common shares (as reported)	$(12,983)	$(28,257)
Add back: goodwill and license amortization	—	11,223
Adjusted net loss	$(12,983)	$(17,034)

Net loss per basic and diluted share (as reported)	$(1.09)	$(2.39)
Add back: goodwill and license amortization	—	0.95

Adjusted loss per share (basic and diluted)	$(1.09)	$(1.44)

The Company is currently evaluating the impairment testing provisions of SFAS No. 142 and has not yet determined the effect of SFAS No. 142 on its consolidated financial position and results of operations.  Should impairment be determined to exist, the Company would record such impairment as a change in accounting principle and restate its first quarter results.

Goodwill and license assets will be tested for impairment at least annually, based on a fair value comparison. Intangible assets with finite useful lives will continue to be amortized over their respective useful lives. RCC continues to evaluate the potential for material impairment charges associated with its consolidated goodwill and licenses. Any impairment charges resulting from RCC’s adoption of this standard may have a material impact on RCC’s results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”(“SFAS No. 144”). SFAS No. 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS No. 121”). SFAS No. 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. RCC adopted this statement on January 1, 2002.  There was no impact to the Company’s financial statements.

Supplemental Disclosure of Condensed Consolidated Cash Flow Information

(in thousands)	Three months ended March 31,
	2002	2001
Cash paid for:
Interest	$15,413	$24,727
Income taxes	—	—
Noncash financing transactions:
Preferred security dividends paid in kind	11,755	10,468

3)             LONG TERM LIABILITIES:

The Company had the following long-term liabilities outstanding  (in thousands):

	March 31, 2002	December 31, 2001

Credit facility:
Revolver	$11,141	$159,800
Term Loan A (terminates 04/03/2008)	349,286	426,508
Term Loan B (terminates 04/03/2008)	189,623	225,101
Term Loan C (terminates 04/03/2009)	189,623	225,101
Term Loan D (terminates 10/03/2009)	55,179	75,000
	794,852	1,111,510

9 5/8% Senior Subordinated Notes	125,000	125,000
9 3/4% Senior Subordinated Notes	300,000	—
Derivative financial instruments	46,706	46,985
Other	6,892	6,843
Long-term liabilities	$1,273,450	$1,290,338

Credit facility — Advances under the credit facility bear interest at the London Interbank Offering Rate (“LIBOR”) plus an applicable margin based on the Company’s ratio of indebtedness to annualized operating cash flow as of the end of the most recently completed fiscal quarter.  As of March 31 2002, the effective rate of interest on the credit facility, excluding the impact of hedge agreements, was 4.642%.  A commitment fee not to exceed 0.50% on the unused portion of the credit facility is payable quarterly. Borrowings under the credit facility are secured by a pledge of all the assets of the Company, excluding its ownership in the stock of Cellular 2000, Inc. and its 70% ownership in Wireless Alliance, LLC. The credit facility is subject to various covenants, including the ratio of indebtedness to annualized operating cash flow and the ratio of annualized operating cash flow to interest expense. Mandatory commitment reductions are required upon any material sale of assets.

On January 16, 2002, in connection with the completion of the offering and sale of the 9 ¾% senior subordinated notes, the Company amended the terms of its credit facility. The amendments:

•                  Permitted the Company to issue the 9 ¾% senior subordinated notes,

•                  Allowed the Company to repay the term loans and revolving loan without reducing borrowing availability under the revolver,

•                  Changed covenants including the total leverage ratio, the senior leverage ratio, the ratio of annualized operating cash flow to interest expense, and pro forma debt ratio to reflect the offering of 9 ¾% senior subordinated notes and to provide the Company with greater flexibility,

•                  Made some technical changes to the restricted payment covenant and the description of permitted indebtedness,

•                  Expanded the kinds of events that would trigger the change of control default, and

•                  Removed a requirement to sell some of the Company’s assets.

As of March 31, 2002, the Company was in compliance with all covenants and had $263.9 million available under its credit facility.

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

9 3/4 % Senior Subordinated Notes - On January 16, 2002, the Company issued $300 million principal amount of 9 3/4 % Senior Subordinated Notes due 2010. Interest on the Senior Subordinated Notes is payable semi-annually on January 15 and July 15 of each year. The Senior Subordinated Notes will mature on January 15, 2010, and are redeemable, in whole or in part, at the option of the Company, at any time on or after January 16, 2006.

The table below reflects the application to the credit facility of the net proceeds from the sale of the 9 ¾% senior subordinated notes:

Credit Facility	(In thousands)
Revolver	$139,658
Term A	67,222
Term B	35,478
Term C	35,479
Term D	11,821
Total	$289,658

Derivative Financial Instruments — (see note 4 of the Notes to Condensed Consolidated Financial Statements)

Other — In conjunction with the acquisition of Triton Cellular, the Company became party to a purchase option agreement whereby it may acquire certain cell sites in the future for $6.5 million.  The option expires February 28, 2003.  Since the Company expects to exercise the option, the unpaid portion of the total cost has been included as long-term debt.  The Company assumed an agreement to utilize the assets covered by the option for the period prior to exercising the option.  The ongoing payments pursuant to this agreement have been reflected as interest expense in the accompanying consolidated statements of operations.

4)             DERIVATIVE FINANCIAL INSTRUMENTS

In January 2002, in conjunction with the issuance of the 9 ¾% senior subordinated notes and the resulting higher proportion of fixed rate debt as compared to floating rate debt, RCC reviewed its derivatives portfolio. After this review, the Company entered into, at market, two reverse swap hedging transactions with combined notional value of $135 million, effectively increasing the proportion of RCC’s floating rate debt. In the reverse swaps, the Company agreed to receive a fixed rate of 9.75% in exchange for paying a floating rate plus a spread over LIBOR.  If LIBOR plus the applicable spread is less than 9.75%, the Company receives a payment from the counterparty for the difference between the two rates on the notional amount.  If LIBOR plus the applicable spread is more than 9.75%, the Company will make a payment to the counterparty based on the difference in rates on the notional amount.

The following financial instruments were entered into in January 2002:

Instrument	Notional Amount (in thousands)	RCC Receives	RCC Pays	Effective Date	Termination Date
Reverse Swap;
Fleet Bank	$75,000	9.75%	LIBOR + 630.0 basis points	January 15, 2002	January 15, 2010
Dresdner Bank AG	60,390	9.75%	LIBOR + 622.5 basis points	January 17, 2002	January 15, 2010
	$135,390

In conjunction with entering into the reverse swaps, RCC unwound two fixed pay swaps with a total notional amount of $126 million and one collar with a notional amount of $94 million in January 2002. There was no disbursement of cash involved in the termination because the cost involved in unwinding the fixed pay swaps and the collar, as reflected by the negative market value of these financial instruments, effectively increased the spread over LIBOR on the reverse swaps entered into January 2002. The cost involved in unwinding the fixed pay swaps and the collar is included in accumulated other comprehensive loss and is being amortized over the original lives of the instruments resulting in a $2.4 million noncash charge to interest expense in the three months ended March 31, 2002.

The following financial instruments were unwound in January 2002:

	Interest rate range		(In thousands)
Instrument	Not to exceed	Not to be less than	Notional Amount	Negative market valuation plus accrued interest
Collar: Fleet Bank (unwound January 14, 2002)	9.000%	5.810%	$94,000	$4,928

Swap: Fleet Bank (unwound January 14, 2002)	6.530%	6.530%	42,000	3,445
Swap: Union Bank (unwound January 17, 2002)	7.591%	7.591%	84,000	6,176
			126,000	9,621
			$220,000	$14,549

The Company is required by the terms of the credit facility to maintain interest rate swaps on at least 50% of the principal amount of the loans outstanding for an average period of three years from the date of the hedge agreements. The intent of these derivative financial instruments is to manage interest expense. FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements.

The Company’s financial instruments are as follows:

		Carrying value		Estimated fair market value
(Dollars in thousands)	Notional amount	March 31, 2002	December 31, 2001	March 31, 2002	December 31, 2001

Financial assets

Cash	$—	$1,935	$1,995	$1,935	$1,995
(*) Interest rate flooridor :
Fleet Bank (terminates May 12, 2003)	252,000	1,550	1,699	1,550	1,699
Accounts receivable, net	—	43,409	45,279	43,409	45,279
Total financial assets	252,000	$46,984	$48,973	$46,894	$48,973

Financial liabilities
Credit facility	—	$794,852	$1,111,510	$738,905	$987,145
9 5/8% senior subordinated notes	—	125,000	125,000	102,969	127,031
9 3/4% senior subordinated notes	—	300,000	—	248,625	—
11 3/8% senior exchangeable preferred stock	—	221,485	215,373	99,668	187,375
12 ¼% junior exchangeable preferred stock	—	178,188	172,901	62,366	145,237
	—	1,619,525	1,624,784	1,252,533	1,446,788
Derivative financial instruments
Interest rate swap agreements:
TD Securities (terminates May 16, 2003)	84,000	6,242	6,095	6,242	6,095
PNC Bank (terminates May 16, 2003)	42,000	2,815	3,016	2,815	3,016
Union Bank (unwound January 17, 2002)	—	—	6,153	—	6,153
Fleet Bank (unwound January 14, 2002)	—	—	2,924	—	2,924
Reverse swap agreements:
Fleet Bank (terminates January 15, 2010)	75,000	11,525	—	11,525	—
Dresdner Bank (terminates January 15, 2010)	60,390	8,872	—	8,872	—
Interest rate collar agreements:
PNC Bank (terminates May 25, 2003)	47,000	2,000	2,597	2,000	2,597
Fleet Bank (unwound January 14, 2002)	—	—	4,654		4,654
Union Bank (terminates June 5, 2003)	96,000	2,951	3,779	2,951	3,779
PNC Bank (terminates June 6, 2003)	94,000	3,297	4,287	3,297	4,287
Union Bank (terminates June 5, 2003)	46,000	1,764	2,231	1,764	2,231
(**) Swaption:
TD Securities (terminates March 15, 2008)	131,016	10,139	11,249	10,139	11,249
Other financial instruments	—	(2,899)	—	(2,899)	—
	675,406	46,706	46,985	46,706	46,985
Other long-term liabilities	—	6,892	6,843	6,892	6,843
Total financial liabilities	$927,406	$1,673,123	$1,678,612	$1,306,131	$1,500,616

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

At March 31, 2002, the Company had debt totaling $794.9 million under its credit facility. RCC has interest rate swap, collar and reverse swap agreements covering debt with a notional amount of $675.4 million to effectively change the interest on the underlying debt. For fixed rate debt, interest rate changes impact the fair market value of the instrument but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not impact the fair market value of the instrument but do impact future earnings and cash flows, assuming other factors are held constant.

The Company has entered into two “flooridors” with a total notional amount of $252.0 million in order to further manage interest expense. The Company paid the counterparty $1.2 million to enter into the flooridors. Under the flooridors, if, as of a quarterly reference date, LIBOR is less than 7.35% but greater than 6.85%, the counterparty is required to make a quarterly payment to RCC equal to the difference between LIBOR and 7.35% on the notional amount of $252.0 million. If, as of a quarterly reference date, LIBOR is less than 6.85%, the counterparty is required to make a quarterly payment to RCC equal to 0.50% on the total notional amount. If LIBOR is equal to or greater than 7.35%, neither party is required to make a payment. The flooridors terminate on May 12, 2003. As of March 31, 2002, the Company recorded the flooridors at their fair market value as a $1.5 million asset.

The 9 5/8% senior subordinated notes mature in 2008. They are redeemable at RCC’s option for a premium after May 15, 2003. Under some conditions, it could become economically desirable for the Company to redeem the notes. In order to monetize the value of the option to redeem those notes, RCC entered into a “swaption” with respect to the notes. The counterparty purchased the swaption from RCC on March 1, 2001 for $8.7 million. Under the swaption, the counterparty has the right, but not the obligation, to receive a quarterly payment based on a rate of 9.625% per annum on the $131.0 million notional amount of the swaption in return for a quarterly payment based on LIBOR plus 1.50% per annum on that notional amount. This right is first exercisable on March 13, 2003. The swaption terminates on March 15, 2008. Since interest rates have fallen, under Statement of Financial Accounting Standards No. 133, as of March 31, 2002, the Company recorded the swaption on the balance sheet as a $10.1 million liability.

Had the Company not entered into the interest rate swaps, reverse swaps, collars, swaptions, and flooridors, and holding other variables constant, such as debt levels, a one percentage point increase in interest rates, net of the effect of derivatives, would have decreased net loss and increased cash flows for the quarter ended March 31, 2002 by approximately $2.1 million. After giving effect to these financial instruments and the sale of the notes, approximately 57% of the Company’s debt is essentially fixed rate debt as compared to approximately 61% at December 31, 2001.

As required by SFAS No. 133 (as amended by SFAS No. 137 and No. 138), “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), the Company must record in its balance sheet, either as an asset or a liability, the financial instrument’s fair market value.  In addition, SFAS No. 133 requires that changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets or liabilities or recognized in accumulated other comprehensive loss until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. SFAS No. 133, as amended, was effective January 1, 2001 for the year ended December 31, 2001. The adoption of SFAS No. 133 has not significantly altered the Company’s hedging strategies; however, its application may increase the volatility of interest expense and other comprehensive income (loss).

The following table sets forth the SFAS No. 133 adjustments for the three months ended March 31, 2002:

(In thousands)	Prior to SFAS No. 133 Adjustment	SFAS No. 133 Adjustment	As Reported
Statement of Operations Data:
Interest expense, net	$23,541	$3,468	$27,009

5)             PREFERRED SECURITIES:

The Company has issued the following preferred stock with liquidation preferences of $1,000 per share:

	Mandatory Redemption Date	Dividend rate per annum	Conversion price to common stock	Other features, rights, preferences and powers	Number of shares originally issued	Shares distributed as dividends through March. 31, 2002	Accrued dividends at March 31, 2002 (In thousands)
Senior	May 2010	11.375%	—	Non-Voting	150,000	71,485	$3,149
Exchangeable Preferred Stock
Junior	February 2011	12.250%	—	Non-Voting	140,000	38,188	$2,729
Exchangeable Preferred Stock
Class M Voting	April 2012	8.000%	$53.000	Voting	110,000	—	$17,600
Convertible Preferred Stock
Class T Convertible Preferred Stock	April 2020	4.000%	$50.631	Non-Voting	7,541	—	$603
Total					407,541	109,673	$24,081

Preferred security balance sheet reconciliation (in thousands):

As of March 31, 2002
Preferred securities originally issued	$407,541
Preferred dividends issued (Junior and Senior)	109,673
Accrued long-term preferred security dividends (Class M and Class T)	18,203
Unamortized issuance costs	(12,555)
Net preferred securities	$522,862

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

Dividends on the Class M Preferred Stock are cumulative and accrue at 8% per annum and are payable upon redemption or upon liquidation of the Company.  The Class M preferred stock is convertible into the Company’s Class A common stock at $53.00 per share subject to certain adjustments.  Dividends are not payable if the shares are converted. The holders of the Class M preferred stock are entitled to vote on all matters submitted to the holders of the common stock on an as-converted basis.

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

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Rural Cellular Corporation currently markets services to 5.9 million potential users, covering the Midwest, Northeast, South, and Northwest regions.  As of March 31, 2002, the Company provided wireless voice services to approximately 678,000 customers.

RCC’s principal operating objective is to increase revenues and achieve profitability through the development of new markets and increased penetration in existing markets. The Company believes that it can achieve this objective because its rural markets provide growth opportunities due to their lower current penetration rates and reduced competition for customers as compared to wireless systems located in larger metropolitan areas.

The Company’s revenues primarily consist of service, roaming, and equipment revenues, each of which is described below:

•      Service revenues include monthly access charges, charges for airtime used in excess of the time included in the service package purchased, activation fees, long distance charges derived from calls placed by customers as well as wireless and paging equipment lease revenues. Also included are activation fees and charges for such features as voicemail, call waiting, and call forwarding. Service revenues also include incollect revenues, which are the charges to its customers when they use their wireless phones in other wireless markets. The Company does not charge installation or connection fees.

•      Roaming revenues include only outcollect revenues, which the Company receives when other wireless providers’ customers use its network.

•      Equipment revenues include sales of wireless and paging equipment, accessory sales to customers, and network equipment reselling.

The Company’s operating expenses include network costs, cost of equipment sales, selling, general and administrative expenses, and depreciation and amortization, each of which is described below:

•      Network costs include switching and transport expenses and expenses associated with the maintenance and operation of RCC’s wireless network facilities, as well as charges from other service providers for resold minutes and the expense associated with incollect revenues.

•      Cost of equipment sales includes costs associated with telephone equipment, accessories sold to customers and network equipment reselling. In recent years, RCC and other wireless providers have increased the use of discounts on phone equipment as competition between service providers has intensified. As a result, the Company has incurred, and expects to continue to incur, losses on equipment sales and increased marketing and selling costs per gross additional customer. RCC expects to continue these discounts and promotions because it believes they will result in increases in the number of wireless customers and, consequently, increased service revenues. Cost of equipment sales does not include depreciation and amortization or the cost of handsets leased to customers, which is capitalized and depreciated over the 19-24 month period of the lease.

•      Selling, general and administrative expenses include salaries, benefits, and operating expenses such as marketing, commissions, customer support, accounting, administration, and billing.

•      Depreciation and amortization represents the costs associated with the depreciation of fixed assets and the amortization of subscriber lists.  Under the rules of SFAS No. 142, RCC believes licensing and goodwill costs qualify as having indefinite useful lives and, therefore, as of January 1, 2002, are no longer being amortized.   Depreciation and amortization also includes the depreciation of the capitalized cost of handsets leased to customers over a 19-24 month lease period. The Company’s depreciation and amortization expense reflects acquisition activities and the buildout and upgrade of its network.

In addition to the operating expenses discussed above, RCC also incurs other expenses, primarily interest expense related to financing.

•      Interest expense primarily results from borrowings under the credit facility and the senior subordinated notes, the proceeds of which were used to finance acquisitions, repay other borrowings and further develop RCC’s wireless network. Also contributing to interest expense are adjustments reflecting the change in fair market value of derivatives not qualifying for hedge accounting together with the noncash amortization of costs incurred resulting from unwinding certain financial instruments.

Preferred stock dividends are related to the Company’s issuances of preferred securities in 1998 and 2000 in conjunction with its acquisition activity.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations data as a percentage of total revenues as well as other operating data for the periods indicated.

	Three months ended March 31,
	2002		2001
	Actual	% of Revenue	Actual	% of Revenue
REVENUES:
Service	$74,313	71.6%	$70,036	71.2%
Roaming	26,162	25.2	23,215	23.6
Equipment	3,279	3.2	5,133	5.2
Total revenues	103,754	100.0	98,384	100.0
OPERATING EXPENSES:
Network costs	22,989	22.2	23,006	23.4
Cost of equipment sales	3,451	3.3	6,428	6.5
Selling, general and administrative	26,913	25.9	26,219	26.7
Depreciation and amortization	18,976	18.3	26,898	27.3
Total operating expenses	72,329	69.7	82,551	83.9
OPERATING INCOME	31,425	30.3	15,833	16.1
OTHER INCOME (EXPENSE):
Interest expense, net	(27,009)	(26.0)	(31,280)	(31.8)
Other	135	0.1	—	0.0
Other expense, net	(26,874)	(25.9)	(31,280)	(31.8)
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT ADJUSTMENT	4,551	4.4	(15,447)	(15.7)
EXTRAORDINARY ITEM	(3,319)	(3.2)	—	—
INCOME (LOSS) BEFORE CUMULATIVE EFFECT ADJUSTMENT	1,232	1.2	(15,447)	(15.7)
CUMULATIVE EFFECT ADJUSTMENT	—	—	137	0.1
NET INCOME (LOSS)	1,232	1.2	(15,310)	(15.6)
PREFERRED STOCK DIVIDEND	(14,215)	(13.7)	(12,947)	(13.1)
NET LOSS APPLICABLE TO COMMON SHARES	$(12,983)	(12.5)%	$(28,257)	(28.7)%

The following table presents the Company’s operating data for the periods indicated.

Unaudited
Consolidated Operating Data:	Three months ended March 31,
	2002	2001

Penetration (1) (2)	10.9%	10.1%

Retention (3)	98.0%	98.0%

Average monthly revenue per customer (4)	$54	$54
Net average monthly revenue per customer including incollect cost(4)	$47	$46

Acquisition cost per customer (5)	$318	$247
Acquisition cost per customer (5) (excluding phone service depreciation)	$255	$237

Customers at period end
Voice:
Postpaid cellular	591,001	555,913
Prepaid cellular	34,784	24,486
Wireless Alliance	15,141	14,517
Wholesale	37,235	23,069
Total customers	678,161	617,985

POPs (1)
RCC Cellular	5,161,000	5,161,000
Wireless Alliance	732,000	732,000
Total POPs	5,893,000	5,893,000

(in thousands)
EBITDA (6)	$50,401	$42,731
Interest expense, net	(27,009)	(31,280)
Capital expenditures	(8,765)	(7,255)
Free cash flow (7)	$14,627	$4,196

(1)          Updated to reflect 2000 U.S. Census Bureau data.

(2)          Represents the ratio of wireless voice customers, excluding wholesale customers, at the end of the period to POPs.

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

(6)          EBITDA is the sum of earnings before interest, taxes, depreciation and amortization and is utilized as a performance measure within the wireless industry. EBITDA is not intended to be a performance measure that should be regarded as an alternative for other performance measures and should not be considered in isolation. EBITDA is not a measure of financial performance under generally accepted accounting principles and does not reflect all expenses of doing business (e.g., interest expense, depreciation). Accordingly, EBITDA should not be considered as having greater significance than or as an alternative to net income or operating income as an indicator of operating performance or to cash flows as a measure of liquidity. Also, as calculated above, EBITDA may not be directly comparable to similarly titled measures reported by other companies.

(7)          Free cash flow is defined as EBITDA less net interest expense and capital expenditures.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 (“2002”) COMPARED TO THREE MONTHS ENDED MARCH 31, 2001 (“2001”)

Revenues

Service Revenues. Consolidated service revenues for 2002 increased 6.1% to $74.3 million from $70.0 million in 2001. The revenue growth reflects the additional customers added through increased penetration in existing markets. The Company expects service revenues to increase in the future primarily as a result of further anticipated industry-wide growth in customers and expansion of coverage.

Roaming Revenues. Reflecting increases in outcollect roaming minutes, consolidated roaming revenues for 2002 increased 12.7% to $26.2 million from $23.2 million in 2001. Roaming minutes have increased in part due to the activation of additional cell sites and increased industry-wide wireless usage. Partially offsetting the increase in minutes of use during 2002 was the decrease in outcollect roaming yield per minute. Including toll, outcollect roaming yield decreased to $0.29 in 2002 as compared to $0.38 in 2001. AT&T Wireless and Verizon account for approximately 70% of the Company’s outcollect minutes.  The Company expects increases in outcollect minute volumes to continue offsetting declines in roaming yield per minute, resulting in moderate roaming revenue growth in 2002 as compared to 2001.

Equipment Revenues. Consolidated equipment revenues for 2002 decreased 36.1% to $3.3 million from $5.1 million in 2001. The decrease in equipment revenue reflects decreasing equipment margin together with increases in phone service leasing partially offset by increases in network equipment reselling.

Operating Expenses

Network Costs. Network costs in 2002 as compared to 2001 remained relatively unchanged at $23.0 million. Incollect cost, a material component to network cost, declined 6.2% to $11.3 million as compared to 12.0 million in 2001. Per minute incollect cost in the first quarter of 2002 declined to $0.21 from $0.30 in the comparable period of 2001. These declines were offset by increases in origination and termination costs together with increases in long distance cost. The Company expects network costs for all of 2002 to be comparable to network costs incurred in 2001.

Cost of Equipment Sales. Cost of equipment sales for 2002 decreased 46.3% to $3.5 million as compared to $6.4 million in 2001. As a percentage of revenue, cost of equipment sales for 2002 decreased to 3.3% as compared to 6.5% in 2001. Contributing to the decrease in cost of equipment sales were the Company’s lower gross customer adds in 2002 of 49,000 as compared to 58,000 in 2001.  Also contributing to the decline was the increase in the Company’s phone service leasing plans during the first quarter of 2002. Under these plans, the cost of handsets is capitalized rather than expensed as cost of equipment sold. The initial cost of these capitalized handsets is not included in acquisition cost per customer (“ACPC”). The capitalized cost of the handset is depreciated over a period of 19-24 months. During 2002, the Company capitalized approximately $6.8 million in phone service handsets.

The Company expects to decrease its phone service capitalization in the second half of 2002 as compared to the first half of 2002.  As a result, the Company expects an increase in cost of equipment sales in the third and fourth quarters of 2002.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses for 2002 increased 2.6% over 2001 to $26.9 million from $26.2 million. The increase in SG&A expenses primarily reflects increases in bad debt expense in 2002 as compared to 2001. Sales and marketing expenses for 2002 were $11.9 million as compared to $12.7 million in 2001.

Depreciation and Amortization. Depreciation and amortization expense for 2002 decreased 29.5% over 2001 to $19.0 million from $26.9 million.   The decrease primarily reflects the January 1, 2002 adoption of SFAS 142 and the corresponding discontinuance of amortization of goodwill and licenses in the Company’s statements of operations.

Other Income (Expense)

Interest Expense. Interest expense for 2002 decreased 13.7% to $27.0 million as compared to $31.3 million in 2001. The decrease primarily reflects decreased debt levels and interest rates partially offset by the $2.4 million cost of unwinding one collar and two swaps.

Preferred Stock Dividends

Preferred stock dividends in 2002 increased 9.8% to $14.2 million as compared to $12.9 million in 2001. The increase primarily resulted from the Company’s practice of paying dividends by issuing additional shares of exchangeable preferred stock rather than in cash, thereby increasing the basis for subsequent dividend distributions.  To holders of record on May 1, 2002, RCC distributed 6,298 and 5,457 shares of senior and junior exchangeable preferred stock, respectively, in payment of dividends on May 15, 2002.

Seasonality

The Company experiences seasonal fluctuations in revenues and operating income. RCC’s average monthly roaming revenue per cellular customer increases during the second and third calendar quarters. This increase reflects greater usage by roaming customers who travel in RCC’s cellular service area for weekend and vacation recreation or work in seasonal industries. Because the Company’s cellular service area includes many seasonal recreational areas, RCC expects that roaming revenues will continue to fluctuate seasonally more than service revenues.

LIQUIDITY AND CAPITAL RESOURCES

Rural Cellular Corporation’s primary liquidity requirements are for working capital, capital expenditures, debt service, acquisitions, and customer growth. In past years, the Company has met these requirements through cash flow from operations, sales of its common and preferred stock, borrowings under its credit facility, and issuance of its senior subordinated notes.

RCC has a credit facility with a consortium of lenders, which, as of March 31, 2002, provided up to $275 million in revolving loans and $783.7 million in term loans. During the three months ended March 31, 2002, the Company reduced borrowings under its credit facility by $316.7 million, which included $289.7 million in net proceeds from the issuance of the 9 ¾% Senior Subordinated Notes and $27.0 million in cash flow from operations. The $27.0 million reduction in debt through cash flow from operations resulted in an $18 million permanent reduction under the credit facility. As of March 31, 2002, $794.9 million was outstanding under the credit facility and approximately $263.9 million available for future borrowings.

The Company’s credit facility contains certain financial covenants that, among other things, limit its ability to incur indebtedness, make investments, create or permit liens, make capital expenditures, make guarantees and pay dividends. RCC’s credit facility also requires that it use derivatives to manage interest rate risk. See “Item 3.  Quantitative and Qualitative Disclosures about Market Risk.” On December 14, 2000, March 31, 2001 and January 16, 2002, the Company obtained amendments and waivers of certain of the financial covenants in the credit facility. As of March 31, 2002, RCC was in compliance with all covenants.

Over the next twelve months, Rural Cellular Corporation expects to be able to meet its working capital, capital expenditure and debt service requirements and achieve customer growth using cash flow from operations and borrowings under its credit facility. Over the longer term, RCC’s ability to meet its liquidity requirements will depend on future operating performance and other factors, many of which are outside of the Company’s control.

RCC currently is required to pay interest on its 9 5/8% and 9 ¾% notes and its credit facility. For the three months ended March 31, 2002, the Company paid with cash from operations $15.4 million in interest on the 9 5/8% notes and the credit facility. In 2002, the Company expects to fund all cash interest payments with cash from operations.

RCC currently pays dividends on its senior and junior exchangeable preferred stock by issuing additional shares. Beginning in May 2003, the Company will be required to pay cash dividends on its senior exchangeable preferred stock, and beginning in February 2005, it will be required to pay cash dividends on its junior exchangeable preferred stock. RCC believes that it will be able to pay these dividends with cash flow from operations.

The following table presents the Company’s contractual obligations for the years ended December 31:

Total

2002

2003

2004

2005

2006

Thereafter

(in thousands)
Debt service
Credit facility	$794,852	$—	$36,004	$61,103	$72,018	$87,300	$538,427

9 3/4% Senior subordinated notes (due 1/15/2010)	300,000	—	—	—	—	—	300,000
9 5/8% Senior subordinated notes (due 5/15/2008)	125,000	—	—	—	—	—	125,000

Senior exchangeable preferred stock (due 5/15/2010)	(*)251,814	—	—	—	—	—	251,814
Senior exchangeable preferred security cash dividends beginning May 15, 2003	212,899	—	18,626	29,889	29,888	29,888	104,608

Junior exchangeable preferred stock (due 2/15/2011)	(**)253,859	—	—	—	—	—	253,859
Junior exchangeable preferred security cash dividends beginning February 15, 2005	196,243	—	—	—	28,037	32,556	135,650

Other long-term obligations	6,500	—	6,500	—	—	—	—
	2,141,167	—	61,130	90,992	129,943	149,744	1,709,358

Lease obligations	24,390	7,142	5,410	4,023	2,716	1,476	3,623

Total contractual cash obligations	$2,165,557	$7,142	$66,540	$95,015	$132,659	$151,220	$1,712,981

*includes anticipated senior exchangeable preferred stock dividends paid in kind through May 15, 2003.

**includes anticipated junior exchangeable preferred stock dividends paid in kind through February 15, 2005.

Net cash provided by operating activities was $34.3 million for the three months ended March 31, 2002. Adjustments to the $1.2 million net income to reconcile to net cash provided by operating activities included $19.0 million in depreciation and amortization, a $2.0 million decrease in accounts receivable, a $3.7 million decrease in accounts payable, and a $5.2 million increase in other accrued expenses.

Net cash used in investing activities for the three months ended March 31, 2002 was $8.0 million. The principal use of cash was $8.8 million in purchases of property, plant and equipment, which included $6.8 million in purchases of handset equipment under the Company’s phone leasing program. During this quarter the Company satisfied the initial FCC buildout requirements for its Northeast PCS properties.

Driven by the Company’s expectations regarding industry growth, the Company is expanding its network by adding approximately 70 new cell sites this year. The Company’s $75 million capital budget includes the costs for these projects.

Net cash used in financing activities was $26.3 million for the three months ended March 31, 2002,  consisting primarily of $337.4 million in repayments of long-term debt  and $9.9 million in debt issuance costs partially offset by the issuance of long-term debt of $320.7 million.

Forward Looking Statements

Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although RCC believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. A number of factors could cause actual results, performance, achievements of RCC, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include but are not limited to, competitive considerations, success of customer enrollment initiatives, the ability to increase wireless usage and reduce customer acquisition costs, the successful integration of newly acquired operations with RCC’s existing operations, the ability to negotiate favorable roaming agreements, the ability to service debt incurred in connection with expansion, the resolution of certain network technology issues and other factors discussed in RCC’s  Report on Form 10-K for the year ended December 31, 2001 and in other filings with the Securities and Exchange Commission.  Investors are cautioned that all forward-looking statements involve risks and uncertainties.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has used senior subordinated notes and bank credit facilities to finance, in part, its acquisition activities, capital requirements, and operations. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose RCC to interest rate risk, with the primary interest rate risk exposure resulting from changes in the London Interbank Offering Rate, or LIBOR, or the prime rate, which the Company uses to determine the interest rates that are applicable to borrowings under its bank credit facilities. RCC uses derivative financial instruments to manage interest expense.  For more information regarding financial instruments, see Note 4 of Notes to Condensed Consolidated Financial Statements.

At March 31, 2002, the Company had debt totaling $794.9 million under its credit facility. RCC has interest rate swap, collar and reverse swap agreements covering debt with a notional amount of $675.4 million to effectively change the interest on the underlying debt. For fixed rate debt, interest rate changes impact the fair market value of the instrument but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not impact the fair market value of the instrument but do impact future earnings and cash flows, assuming other factors are held constant.

The Company entered into two “flooridors” with a total notional amount of $252.0 million in order to further manage interest expense. The Company paid the counterparty $1.2 million to enter into the flooridors. Under the flooridors, if, as of a quarterly reference date, LIBOR is less than 7.35% but greater than 6.85%, the counterparty is required to make a quarterly payment to RCC equal to the difference between LIBOR and 7.35% on the notional amount of $252.0 million. If, as of a quarterly reference date, LIBOR is less than 6.85%, the counterparty is required to make a quarterly payment to RCC equal to 0.50% on the total notional amount. If LIBOR is equal to or greater than 7.35%, neither party is required to make a payment. The flooridors terminate on May 12, 2003. As of March 31, 2002, the Company recorded the flooridors at their fair market value as a $1.5 million asset.

The 9 5/8% senior subordinated notes mature in 2008. They are redeemable at RCC’s option for a premium after May 15, 2003. Under some conditions, it could become economically desirable for the Company to redeem the notes. In order to monetize the value of the option to redeem those notes, RCC entered into a “swaption” with respect to the notes. The counterparty purchased the swaption from RCC on March 1, 2001 for $8.7 million. Under the swaption, the counterparty has the right, but not the obligation, to receive a quarterly payment based on a rate of 9.625% per annum on the $131.0 million notional amount of the swaption in return for a quarterly payment based on LIBOR plus 1.50% per annum on that notional amount. This right is first exercisable on March 13, 2003. The swaption terminates on March 15, 2008. Since interest rates have fallen, under Statement of Financial Accounting Standards No. 133, as of March 31, 2002, the Company recorded the swaption on the balance sheet as a $10.1 million liability.

In January 2002, in conjunction with the issuance of the outstanding notes and the resulting higher proportion of fixed rate debt as compared to floating rate debt, the Company reviewed its derivatives portfolio. After this review, RCC entered into, at market, two reverse swap hedging transactions with combined notional value of $135 million, effectively increasing the proportion of the Company’s floating rate debt. In the reverse swaps, the Company agreed to receive a fixed rate of 9.75% in exchange for paying a floating rate plus a spread over LIBOR. If LIBOR plus the applicable spread is less than 9.75%, the Company will receive a payment from the counterparty for the difference between the two rates on the notional amount. If LIBOR plus the applicable spread is more than 9.75%, the Company will make a payment to the counterparty based on the difference in rates on the notional amount.

In conjunction with entering into the reverse swaps, RCC unwound two fixed pay swaps with a total notional amount of $126 million and one collar with a notional amount of $94 million. There was no disbursement of cash involved in the termination because the cost involved in unwinding the fixed pay swaps and the collar, as reflected by the negative market value of these financial instruments, effectively increased the spread over LIBOR on the reverse swaps. In addition, the cost involved in unwinding the fixed pay swaps and the collar is being amortized over the original lives of the instruments.

After giving effect to these changes in financial instruments and the sale of the notes, approximately 57% of the Company’s debt is essentially fixed rate debt as compared to approximately 61% at December 31, 2001. See Note 4 of the Notes to Condensed Consolidated Financial Statements for additional information regarding financial instrument activity.

Had the Company not entered into the interest rate swaps, reverse swaps, collars, swaptions, and flooridors, and holding other variables constant, such as debt levels, a one percentage point increase in interest rates, net of the effect of derivatives, would have decreased net loss and increased cash flows for the quarter ended March 31, 2002 by approximately $2.1 million.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

*4.2	Indenture dated January 16, 2002 between Rural Cellular Corporation, as Issuer, and Wells Fargo Bank Minnesota, N.A., as Trustee, with respect to the 9 ¾% Senior Subordinated Notes Due 2010.

*10.1(e)

Third amendment to the Third Amended and Restated Loan Agreement dated January 10, 2002, among Rural Cellular Corporation and certain financial institutions and Toronto Dominion (Texas), Inc., as administrative agent.

*Filed as Exhibit to the Company’s Form 10-K (No. 0-27416) filed on March 22, 2002, and incorporated herein by reference.

(b)       Reports on Form 8-K

The following Reports on Form 8-K were filed during the three months ended March 31, 2002:

•                  Report on Form 8-K dated January 7, 2002 reporting under Items 7 and 9 certain financial results for the fourth quarter and year ended December 31, 2001.

•                  Report on Form 8-K dated January 7, 2002 reporting under Items 5 and 7 the proposed unregistered offering of senior subordinated notes.

•                  Report on Form 8-K dated January 14, 2002 reporting under Items 5 and 7 the pricing of the senior subordinated  notes.

•                  Report on Form 8-K dated February 26, 2002 reporting under Items 7 and 9 financial results for the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RURAL CELLULAR CORPORATION
(Registrant)

Dated: May 15, 2002	/s/ Richard P. Ekstrand
Richard P. Ekstrand
President and Chief Executive Officer

Dated: May 15, 2002	/s/ Wesley E. Schultz
Wesley E. Schultz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)