Form 10-Q
period 2002-06-30
RURAL CELLULAR CORP
filed 2002-08-19
CIK 869561

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

    ☒                         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2002.

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

Number of shares of common stock outstanding as of the close of business on August 2, 2002:

Class A	11,193,622
Class B	727,416

Part I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

ASSETS

	As of
	June 30, 2002	December 31, 2001
CURRENT ASSETS:
Cash	$13,559	$1,995
Accounts receivable, less allowance of $2,516 and $4,016	51,630	45,279
Inventories	4,366	6,617
Other current assets	3,083	2,408
Total current assets	72,638	56,299
PROPERTY AND EQUIPMENT, less accumulated depreciation of $162,906 and $137,776	239,170	244,980
LICENSES AND OTHER ASSETS:
Licenses and other intangible assets, less accumulated amortization of $138,292 and $128,633	1,494,198	1,505,107
Deferred debt issuance costs, less accumulated amortization of $9,242 and $8,306	27,284	22,549
Other assets, less accumulated amortization of $1,382 and $1,230	6,719	7,844
Total licenses and other assets	1,528,201	1,535,500
	$1,840,009	$1,836,779

The accompanying notes are an integral part of these condensed consolidated balance sheets.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value)

(Unaudited)

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	As of
	June 30, 2002	December 31, 2001 As Restated — See Note 5
CURRENT LIABILITIES:
Accounts payable	$30,798	$35,356
Advance billings and customer deposits	11,109	9,315
Accrued interest	18,410	13,033
Dividends payable	6,050	5,710
Other accrued expenses	10,804	11,158
Total current liabilities	77,171	74,572
LONG-TERM LIABILITIES (see Note 5)	1,279,916	1,291,717
Total liabilities	1,357,087	1,366,289
PREFERRED SECURITIES	537,222	508,836
SHAREHOLDERS’ DEFICIT:
Class A common stock; $.01 par value; 200,000 shares authorized, 11,194 and 11,176 issued	112	112
Class B common stock; $.01 par value; 10,000 shares authorized, 728 and 728 issued	7	7
Additional paid-in capital	192,294	191,964
Accumulated deficit	(219,289)	(199,852)
Accumulated other comprehensive loss	(27,424)	(30,577)
Total shareholders’ deficit	(54,300)	(38,346)
	$1,840,009	$1,836,779

The accompanying notes are an integral part of these condensed consolidated balance sheets.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three months ended June 30 ,		Six months ended June 30,
	2002	2001 As Restated — See Note 5	2002	2001 As Restated — See Note 5
REVENUES:
Service	$79,273	$80,151	$153,586	$150,187
Roaming	33,855	28,350	60,017	51,565
Equipment	4,564	4,545	7,843	9,678
Total revenues	117,692	113,046	221,446	211,430
OPERATING EXPENSES:
Network costs	25,909	26,255	48,898	49,261
Cost of equipment sales	4,520	5,924	7,971	12,352
Selling, general and administrative	28,552	29,644	55,465	55,863
Depreciation and amortization	20,533	27,689	39,509	54,587
Total operating expenses	79,514	89,512	151,843	172,063
OPERATING INCOME	38,178	23,534	69,603	39,367
OTHER INCOME (EXPENSE):
Interest expense, net (see Note 5)	(29,644)	(29,525)	(57,029)	(62,459)
Other	(57)	5	78	5
Other expense, net	(29,701)	(29,520)	(56,951)	(62,454)
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT ADJUSTMENT	8,477	(5,986)	12,652	(23,087)
EXTRAORDINARY ITEM — early extinguishment of debt	—	—	(3,319)	—
INCOME (LOSS) BEFORE CUMULATIVE EFFECT ADJUSTMENT	8,477	(5,986)	9,333	(23,087)
CUMULATIVE EFFECT ADJUSTMENT	—	—	—	137
NET INCOME (LOSS)	8,477	(5,986)	9,333	(22,950)
PREFERRED STOCK DIVIDEND	(14,556)	(13,250)	(28,771)	(26,197)
NET LOSS APPLICABLE TO COMMON SHARES	$(6,079)	$(19,236)	$(19,438)	$(49,147)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	11,921	11,858	11,919	11,849

NET LOSS PER BASIC AND DILUTED SHARE:
Net loss per share applicable to common shares before extraordinary item and cumulative effect adjustment	$(0.51)	$(1.62)	$(1.35)	$(4.16)
Extraordinary item — early extinguishment of debt	—	—	(0.28)	—
Cumulative effect adjustment	—	—	—	0.01
Net loss per basic and diluted share	$(0.51)	$(1.62)	$(1.63)	$(4.15)

COMPREHENSIVE LOSS:
NET LOSS APPLICABLE TO COMMON SHARES	$(6,079)	$(19,236)	$(19,438)	$(49,147)
Hedging activity:
Cumulative effect of SFAS No. 133	—	—	—	(5,917)
Mark to market adjustment, net	(1,235)	1,244	3,153	(9,602)
TOTAL COMPREHENSIVE LOSS	$(7,314)	$(17,992)	$(16,285)	$(64,666)

The accompanying notes are an integral part of these condensed consolidated balance sheets.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six months ended June 30,
	2002	2001 As Restated — See Note 5
OPERATING ACTIVITIES:
Net income (loss)	$9,333	$(22,950)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	39,509	54,587
Extraordinary item — early extinguishment of debt	3,319	—
Change in financial instrument valuation	9,588	1,247
Other	2,371	250
Change in other operating elements, excluding the effects of acquisitions:
Accounts receivable	(5,801)	(8,061)
Inventories	2,251	1,557
Other current assets	(675)	25
Accounts payable	(4,558)	(16,310)
Advance billings and customer deposits	1,794	1,230
Other accrued expenses	7,035	(6,749)
Net cash provided by operating activities	64,166	4,826
INVESTING ACTIVITIES:
Purchases of property and equipment, net	(25,630)	(18,235)
Purchases of wireless properties, net of cash acquired	—	(142,083)
Proceeds from sale of investments	650	—
Assets held for sale	—	(35,478)
Other	51	(404)
Net cash used in investing activities	(24,929)	(196,200)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	330	919
Proceeds from issuance of long-term debt	342,550	315,350
Repayments of long-term debt	(360,208)	(120,650)
Proceeds from swaption	—	8,720
Payments of debt issuance costs	(10,244)	(4,341)
Other	(101)	154
Net cash (used in) provided by financing activities	(27,673)	200,152
NET INCREASE IN CASH	11,564	8,778
CASH, at beginning of period	1,995	2,205
CASH, at end of period	$13,559	$10,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1)             BASIS OF PRESENTATION:

Throughout this document, Rural Cellular Corporation and its subsidiaries are referred to as “RCC”, “we”, “our” or “us.”

The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2002 and 2001 have been prepared by RCC without audit. In the opinion of management, normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Report on Form 10-K for the year ended December 31, 2001.  The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the operating results for the full fiscal year or for any other interim periods.

As further discussed in Note 5 to the accompanying unaudited consolidated financial statements, RCC has determined that it must restate (1) its consolidated financial statements for the year ended December 31, 2001 and (2) its unaudited consolidated financial statements for the quarterly period ended March 31, 2002 and for all quarterly periods during the year ended December 31, 2001.  The restatement, as more fully discussed in Note 5, relates to the accounting treatment of a transaction subject to Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Investments and Hedging Activities".  RCC currently intends to engage its new independent auditor to reaudit the financial statements for the year ended December 31, 2001.  Upon completion of the audit, the Company expects to amend its Annual Report on Form 10-K for the year ended December 31, 2001 to include restated consolidated financial statements.

2)             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Recently Issued Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 requires that gains and losses from the extinguishments of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 (“Opinion No. 30”). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual and infrequent that meet criteria for classification as an extraordinary item. SFAS No. 145 is effective for RCC beginning January 1, 2003, but may be adopted prior to this date. Upon the adoption of SFAS No. 145, RCC will reclassify prior period statements of operations to conform to the presentation required by SFAS No. 145. Under SFAS No. 145, we will report gains and losses on extinguishments of debt in interest expense.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”(“SFAS No. 144”). SFAS No. 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”  SFAS No. 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. RCC adopted this statement on January 1, 2002.  There was no impact to our financial statements.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This statement deals with the costs of closing facilities and removing assets. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred if a reasonable estimate of fair value can be made. This cost is initially capitalized and amortized over the remaining life of the underlying asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss on disposition. SFAS No. 143 is effective for RCC beginning January 1, 2003. We are currently evaluating the impact this statement will have on our future consolidated financial results.

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142”).

SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 141 also sets forth recognition criteria for intangible assets other than goodwill as well as disclosure requirements for business combinations. RCC has adopted SFAS No. 141.

SFAS No. 142 provides accounting and reporting standards for intangible assets acquired individually, with a group of other assets, or as part of a business combination. SFAS No. 142 addresses how acquired intangible assets are recorded upon their acquisition as well as how they are to be accounted for after they have been initially recognized in the financial statements. RCC has adopted SFAS No. 142 and accordingly is no longer amortizing licenses and goodwill beginning January 1, 2002.

SFAS No. 142 provides for a six-month transitional period from the effective date of adoption for RCC to perform an assessment of whether there is an indication that goodwill is impaired. To the extent that an indication of impairment exists, RCC must perform a second test to measure the amount of the impairment. We have completed the initial assessment as required by SFAS No. 142 and have determined that the carrying value of the South Region exceeds that unit’s fair value. RCC is currently in the process of completing the second phase of this evaluation to determine the amount of impairment. Management expects that upon completion of this evaluation, RCC will record a non-cash charge of approximately $400-$450 million as the cumulative effect of a change in accounting principle in the statement of operations. There can be no assurance that the actual amount will not exceed this estimate. As required by SFAS No. 142, the charge will be retroactively recorded in the first quarter of fiscal year 2002 once the second phase of the impairment test is completed. The impairment test is required to be completed and the final adjustments made by December 31, 2002.

The effect of the adoption of SFAS No. 142 on the reported net loss and basic and diluted loss per share for all periods presented in the accompanying statements of operations, including impairment change from adoption, is as follows:

(Before extraordinary item cumulative effect adjustment and including the effect of preferred stock dividends)
	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2002	2001	2002	2001
Net loss applicable to common shares (before extraordinary item and cumulative effect adjustment)	$(6,079)	$(19,236)	$(16,119)	$(49,284)
Add back: goodwill amortization	—	4,412	—	9,006
Add back: license amortization	—	6,627	—	13,256
Adjusted net loss	$(6,079)	$(8,197)	$(16,119)	$(27,022)

Weighted average common shares outstanding, basic and diluted	11,921	11,858	11,919	11,849
Basic and diluted loss per share:
Net loss per basic and diluted share (as reported)	$(0.51)	$(1.62)	$(1.35)	$(4.15)
Add back: goodwill amortization	—	0.37	—	0.76
Add back: license amortization	—	0.56	—	1.11
Adjusted loss per share (basic and diluted)	$(0.51)	$(0.69)	$(1.35)	$(2.28)

(As reported)
	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2002	2001	2002	2001

Net loss applicable to common shares (as reported)	$(6,079)	$(19,236)	$(19,438)	$(49,147)
Add back: goodwill amortization	—	4,412	—	9,006
Add back: license amortization	—	6,627	—	13,256
Adjusted net loss	$(6,079)	$(8,197)	$(19,438)	$(26,885)

Weighted average common shares outstanding, basic and diluted	11,921	11,858	11,919	11,849
Basic and diluted loss per share:
Net loss per basic and diluted share (as reported)	$(0.51)	$(1.62)	$(1.63)	$(4.15)
Add back: goodwill amortization	—	0.37	—	0.76
Add back: license amortization	—	0.56	—	1.12
Adjusted loss per share (basic and diluted)	$(0.51)	$(0.69)	$(1.63)	$(2.27)

Intangible Assets

As of June 30, 2002, RCC’s licenses and goodwill, which are not subject to amortization because of our adoption of our  SFAS No. 142, total  $1.386 billion.

Acquired intangible assets that are subject to amortization are as follows:

	As of June 30, 2002		As of December 31, 2001
(in thousands)	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
Customer lists	$159,030	$50,687	$159,030	$40,970

Supplemental Disclosure of Condensed Consolidated Cash Flow Information

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2002	2001	2002	2001
Cash paid for:
Interest	$24,494	$43,437	$39,907	$68,164
Income taxes	—	—	—	—
Noncash financing transactions:
Preferred security dividends paid in kind	$14,556	$13,250	$28,771	$26,197

3)             LONG-TERM LIABILITIES:

RCC had the following long-term liabilities outstanding  (in thousands):

	June 30, 2002	December 31, 2001

Credit facility:
Revolver	$16,141	$159,800
Term Loan A (terminates 04/03/2008)	349,286	426,508
Term Loan B (terminates 04/03/2008)	186,623	225,101
Term Loan C (terminates 04/03/2009)	186,623	225,101
Term Loan D (terminates 10/03/2009)	55,179	75,000
Total credit facility	793,852	1,111,510

9 5/8% Senior Subordinated Notes	125,000	125,000
9 3/4% Senior Subordinated Notes	300,000	—
Derivative financial instruments	54,192	48,364
Other	6,872	6,843
Long-term liabilities	$1,279,916	$1,291,717

Credit facility — Advances under the credit facility bear interest at the London Interbank Offering Rate (“LIBOR”) plus an applicable margin based on RCC’s ratio of indebtedness to annualized operating cash flow as of the end of the most recently completed fiscal quarter.  As of June 30, 2002, the effective rate of interest on the credit facility, excluding the impact of hedge agreements, was 4.82%.  A commitment fee not to exceed 0.375% on the unused portion of the credit facility is payable quarterly. Borrowings under the credit facility are secured by a pledge of all the assets of RCC, excluding our ownership in the stock of Cellular 2000, Inc. and our 70% ownership in Wireless Alliance, LLC. The credit facility is subject to various covenants, including the ratio of indebtedness to annualized operating cash flow and the ratio of annualized operating cash flow to interest expense. Mandatory commitment reductions are required upon any material sale of assets.

On January 16, 2002, in connection with the completion of the offering and sale of the 9 ¾% senior subordinated notes, we amended the terms of our credit facility. The amendments:

•                  Permitted us to issue the 9 ¾% senior subordinated notes,

•                  Allowed us to repay a portion of the term loans and revolving loan without reducing borrowing availability under the revolver,

•                  Changed covenants including the total leverage ratio, the senior leverage ratio, the ratio of annualized operating cash flow to interest expense, and pro forma debt ratio to reflect the offering of 9 ¾% senior subordinated notes and to provide us with greater flexibility,

•                  Made some technical changes to the restricted payment covenant and the description of permitted indebtedness,

•                  Expanded the kinds of events that would trigger the change of control default, and

•                  Removed a requirement to sell some of our assets.

As of June 30, 2002, we were in compliance with all covenants and had $258.9 million available under the revolver.

9 5/8 % Senior Subordinated Notes - On May 14, 1998, RCC issued $125 million principal amount of 9 5/8 % Senior Subordinated Notes due 2008. Interest on the 9 5/8% Senior Subordinated Notes is payable semi-annually on May 15 and November 15 of each year. The 9 5/8% Senior Subordinated Notes will mature on May 15, 2008, and are redeemable, in whole or in part, at the option of RCC, at any time on or after May 15, 2003.

9 3/4 % Senior Subordinated Notes - On January 16, 2002, RCC issued $300 million principal amount of 9 3/4 % Senior Subordinated Notes due 2010. Interest on the 9 ¾% Senior Subordinated Notes is payable semi-annually on January 15 and July 15 of each year. The 9 ¾% Senior Subordinated Notes will mature on January 15, 2010, and are redeemable, in whole or in part, at the option of RCC, at any time on or after January 16, 2006.

Derivative Financial Instruments — see note 4 of the Notes to Condensed Consolidated Financial Statements.

Other — In conjunction with the acquisition of Triton Cellular, we became party to a purchase option agreement whereby we may acquire certain cell sites in the future for $6.5 million.  The option expires February 28, 2003.  Since we expect to exercise the option, the unpaid portion of the total cost has been included as long-term debt.  We assumed an agreement to utilize the assets covered by the option for the period prior to exercising the option.  The ongoing payments pursuant to this agreement have been reflected as interest expense in the accompanying condensed consolidated statements of operations.

4)             DERIVATIVE FINANCIAL INSTRUMENTS

RCC is required by the terms of the credit facility to maintain interest rate swaps on at least 50% of the principal amount of the loans outstanding for an average period of three years from the date of the hedge agreements. The intent of these derivative financial instruments is to manage interest expense. FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from our disclosure requirements.

RCC’s financial instruments are as follows:

		Carrying value		Estimated fair market value
(Dollars in thousands)	Notional amount	June 30, 2002	December 31, 2001	June 30, 2002	December 31, 2001

Financial assets
Cash	$—	$13,559	$1,995	$13,559	$1,995
(*) Interest rate flooridor :
Fleet Bank (terminates May 12, 2003)	252,000	1,091	1,699	1,091	1,699
Accounts receivable, net	—	51,630	45,279	51,630	45,279
Total financial assets	252,000	$66,280	$48,973	$66,280	$48,973
Financial liabilities
Credit facility	—	$793,852	$1,111,510	$639,413	$987,145
9 5/8 % senior subordinated notes	—	125,000	125,000	56,719	127,031
9 3/4 % senior subordinated notes	—	300,000	—	142,875	—
11 3/8 % senior exchangeable preferred stock	—	231,008	215,373	46,202	187,375
12 ¼% junior exchangeable preferred stock	—	186,448	172,901	27,967	145,237
	—	1,636,308	1,624,784	913,176	1,446,788
Derivative financial instruments
Interest rate swap agreements:
TD Securities (terminates May 16, 2003)	84,000	6,974	6,095	6,974	6,095
PNC Bank (terminates May 16, 2003)	42,000	2,266	3,016	2,266	3,016
Union Bank (unwound January 17, 2002)	—	—	6,153	—	6,153
Fleet Bank (unwound January 14, 2002)	—	—	2,924	—	2,924
Reverse swap agreements:
Fleet Bank (terminates January 15, 2010)	75,000	7,893	—	7,893	—
Dresdner Bank (terminates January 15, 2010)	60,390	6,016	—	6,016	—
Interest rate collar agreements:
PNC Bank (terminates May 25, 2003)	47,000	2,029	2,597	2,029	2,597
Fleet Bank (unwound January 14, 2002)	—	—	4,654	—	4,654
Union Bank (terminates June 5, 2003)	96,000	3,127	3,779	3,127	3,779
PNC Bank (terminates June 6, 2003)	94,000	3,422	4,287	3,422	4,287
Union Bank (terminates June 5, 2003)	46,000	1,781	2,231	1,781	2,231
(**) Swaption:
TD Securities (terminates March 15, 2008)	131,016	17,872	12,628	17,872	12,628
Other financial instruments	—	2,812	—	2,812	—
	675,406	54,192	48,364	54,192	48,364
Other long-term liabilities	—	6,872	6,843	6,872	6,843
Total financial liabilities	$927,406	$1,697,372	$1,679,991	$974,240	$1,501,995

(*) During 2000, RCC entered into an interest rate instrument (“Flooridor”). The Flooridor does not qualify for hedge accounting treatment under SFAS No. 133 and as such is recorded in the balance sheet at fair value with related changes in fair value included in the statement of operations.

(**) Rural Cellular Corporation has $125 million in subordinated debt that was issued in May 1998 and matures in May 2008.  The $8.7 million value of an embedded call option within the subordinated debt was monetized in March 2001 resulting in a swaption.  The swaption does not qualify for hedge accounting treatment under SFAS No. 133 and as such is recorded in the balance sheet at fair value with related changes in fair value included in the statement of operations.

At June 30, 2002, we had debt totaling $793.9 million under our credit facility. RCC has interest rate swap, swaption, collar and reverse swap agreements covering debt with a notional amount of $675.4 million to effectively hedge the interest on the underlying debt. For fixed rate debt, interest rate changes impact the fair market value of the instrument but do not impact our earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not impact the fair market value of the instrument but do impact RCC’s future earnings and cash flows, assuming other factors are held constant.

RCC has entered into two “flooridors” with a total notional amount of $252.0 million in order to further manage interest expense. We paid the counterparty $1.2 million to enter into the flooridors. Under the flooridors, if, as of a quarterly reference date, LIBOR is less than 7.35% but greater than 6.85%, the counterparty is required to make a quarterly payment to RCC equal to the difference between LIBOR and 7.35% on the notional amount of $252.0 million. If, as of a quarterly reference date, LIBOR is less than 6.85%, the counterparty is required to make a quarterly payment to RCC equal to 0.50% on the total notional amount. If LIBOR is equal to or greater than 7.35%, neither party is required to make a payment. The flooridors terminate on May 12, 2003. As of June 30, 2002, we recorded the flooridors at their fair market value as a $1.1 million asset.

The 9 5/8% senior subordinated notes mature in 2008. They are redeemable at RCC’s option for a premium after May 15, 2003. Under certain conditions, it could become economically desirable for RCC to redeem the notes. In order to monetize the value of the option to redeem those notes, RCC entered into a “swaption” with respect to the notes. The counterparty purchased the swaption from RCC on March 1, 2001 for $8.7 million. Under the swaption, the counterparty has the right, but not the obligation, to receive a quarterly payment based on a rate of 9.625% per annum on the $131.0 million notional amount of the swaption in return for a quarterly payment based on LIBOR plus 1.50% per annum on that notional amount. This right is only exercisable on March 13, 2003 and if exercised, the swaption terminates on March 15, 2008. Since interest rates have fallen, under Statement of Financial Accounting Standards No. 133, as of June 30, 2002, RCC recorded the swaption on the balance sheet as a $17.9 million liability.

Had we not entered into these financial instruments and holding other variables constant, such as debt levels, a one percentage point increase in interest rates, net of the effect of derivatives, would have increased net loss and decreased cash flows by approximately $1.9 million and $4.0 million for the three and six months ended June 30, 2002, respectively. After giving effect to these financial instruments and the sale of the notes, approximately 57% of our debt is essentially fixed rate debt as compared to approximately 61% at December 31, 2001.

As required by SFAS No. 133 (as amended by SFAS No. 137 and No. 138), “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), we must record in our balance sheet, either as an asset or a liability, each financial instrument’s fair market value.  In addition, SFAS No. 133 requires that changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets or liabilities or recognized in accumulated other comprehensive loss until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. SFAS No. 133, as amended, was effective January 1, 2001 for the year ended December 31, 2001. The adoption of SFAS No. 133 has not significantly altered our hedging strategies; however, its application may increase the volatility of our interest expense and other comprehensive income (loss).

The following table sets forth the SFAS No. 133 adjustments for the three and six months ended June 30, 2002:

	Three months ended June 30, 2002			Six months ended June 30, 2002
(In thousands)	Prior to SFAS No. 133 Adjustment	SFAS No. 133 Adjustment	As Reported	Prior to SFAS No. 133 Adjustment	SFAS No. 133 Adjustment	As Reported
Statement of Operations Data:
Interest expense, net	$24,292	$5,352	$29,644	$47,833	$9,196	$57,029

5)    RESTATEMENT

Subsequent to the issuance of our 2001 financial statements, management determined that the accounting treatment for its swaption was not in accordance with SFAS No. 133. We had treated the swaption as a hedge against the embedded call in our 9 5/8% Senior Subordinated Notes, and thereby offset the increase or decrease associated with fluctuations in market values of these instruments. After further analyzing the terms and conditions of the swaption and  SFAS N. 133, management determined that changes in the value of the embedded call should not be marked to market. Accordingly, the accompanying financial statements have been restated and the effects of the restatement on the quarterly and annual financial statements for 2001 and 2002 are as follows:

	As Previously Reported	As Restated
As of and for the quarter ended March 31, 2001

Long-Term Liabilities	$1,431,026	$1,432,680
Accumulated Deficit	(139,171)	(140,825)
Interest Expense, net	(31,280)	(32,934)
Net Loss	(15,310)	(16,964)
Net Loss Applicable to Common Shares	(28,257)	(29,911)
Net Loss Per Share	$(2.39)	$(2.53)

As of and for the quarter ended June 30, 2001

Long-Term Liabilities	$1,378,940	$1,378,200
Accumulated Deficit	(160,801)	(160,061)
Interest Expense, net	(31,919)	(29,525)
Net Loss	(8,380)	(5,986)
Net Loss Applicable to Common Shares	(21,630)	(19,236)
Net Loss Per Share	$(1.82)	$(1.62)

As of and for the six month period ended June 30, 2001

Long-Term Liabilities	$1,378,940	$1,378,200
Accumulated Deficit	(160,801)	(160,061)
Interest Expense, net	(63,199)	(62,459)
Net Loss	(23,690)	(22,950)
Net Loss Applicable to Common Shares	(49,887)	(49,147)
Net Loss Per Share	$(4.21)	$(4.15)

As of and for the quarter ended September 30, 2001

Long-Term Liabilities	$1,353,440	$1,357,444
Accumulated Deficit	(175,631)	(179,635)
Interest Expense, net	(29,242)	(33,986)
Net Loss	(1,267)	(6,011)
Net Loss Applicable to Common Shares	(14,830)	(19,574)
Net Loss Per Share	$(1.25)	$(1.65)

As of and for the nine month period ended September 30, 2001

Long-Term Liabilities	$1,353,440	$1,357,444
Accumulated Deficit	(175,631)	(179,635)
Interest Expense, net	(92,441)	(96,445)
Net Loss	(24,957)	(28,961)
Net Loss Applicable to Common Shares	(64,717)	(68,721)
Net Loss Per Share	$(5.46)	$(5.80)

As of and for the year ended December 31, 2001

Long-Term Liabilities	$1,290,338	$1,291,717
Accumulated Deficit	(198,473)	(199,852)
Interest Expense, net	(114,100)	(115,479)
Net Loss	(33,915)	(35,294)
Net Loss Applicable to Common Shares	(87,559)	(88,938)
Net Loss Per Share	$(7.38)	$(7.50)

As of and for the quarter ended March 31, 2002

Long-Term Liabilities	$1,273,450	$1,275,205
Accumulated Deficit	(211,456)	(213,211)
Interest Expense, net	(27,009)	(27,385)
Net Income (Loss)	1,232	856
Net Loss Applicable to Common Shares	(12,983)	(13,359)
Net Loss Per Share	$(1.09)	$(1.12)

6)             PREFERRED SECURITIES:

RCC has issued the following preferred stock with liquidation preferences of $1,000 per share:

	Mandatory Redemption Date	Dividend rate per annum	Conversion price to common stock	Other features, rights, preferences and powers	Number of shares originally issued	Shares distributed as dividends through June 30, 2002	Accrued dividends at June 30, 2002 (In thousands)
Senior Exchangeable Preferred Stock	May 2010	11.375%	—	Non-Voting	150,000	77,769	$3,239
Junior Exchangeable Preferred Stock	February 2011	12.250%	—	Non-Voting	140,000	43,636	$2,812
Class M Voting Convertible Preferred Stock	April 2012	8.000%	$53.000	Voting	110,000	—	$19,800
Class T Convertible Preferred Stock	April 2020	4.000%	$50.631	Non-Voting	7,541	—	$678
Total					407,541	121,405	$26,529

Preferred security balance sheet reconciliation (in thousands):

As of June 30, 2002
Preferred securities originally issued	$407,541
Preferred dividends issued (Junior and Senior)	121,405
Accrued long-term preferred security dividends (Class M and Class T)	20,478
Unamortized issuance costs	(12,202)
Net preferred securities	$537,222

Dividends on the Senior Exchangeable Preferred Stock are cumulative, payable quarterly, and may be paid, at RCC’s option, on any dividend payment date occurring on or before May 15, 2003, either in cash or by the issuance of additional shares of Senior Exchangeable Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends.  Thereafter, all dividends will be payable in cash only.

Dividends on the Junior Exchangeable Preferred Stock are cumulative, are payable quarterly, and may be paid, at our option, on any dividend payment date occurring on or before February 15, 2005, either in cash or by the issuance of additional shares of Junior Exchangeable Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends.  Thereafter, all dividends will be payable in cash only.

Dividends on the Class M Preferred Stock are cumulative and accrue at 8% per annum and are payable upon redemption or upon liquidation of RCC.  The Class M preferred stock is convertible into our Class A common stock at $53.00 per share subject to certain adjustments.  Dividends are not payable if the shares are converted. The holders of the Class M preferred stock are entitled to vote on all matters submitted to the holders of the common stock on an as-converted basis.

In order to comply with the FCC rules regarding cross-ownership of cellular licensees within a given market, RCC issued 7,541 shares of Class T Convertible Preferred Stock to Telephone & Data Systems, Inc. (“TDS”) with a par value of $1,000 per share on March 31, 2000 in exchange for 43,000 shares of Class A Common Stock and 105,940 shares of Class B Common Stock owned by TDS. TDS or RCC can convert the Class T preferred stock into the original number of shares of Class A or Class B Common Stock in the future if ownership by TDS of the Common Stock would then be permissible under FCC rules. Dividends on the Class T preferred stock are cumulative and have a fixed coupon rate of 4% per annum and are payable in April 2020.  Dividends are not payable if the shares are converted.

The Senior Exchangeable Preferred Stock is senior to junior exchangeable preferred stock, Class M Preferred Stock, Class T Preferred Stock and common stock of RCC with respect to dividend rights and rights on liquidation, winding-up and dissolution of RCC.  The Junior Exchangeable Preferred Stock is junior to the Senior Exchangeable Preferred Stock and Class T Convertible Preferred Stock and senior to the Class M Convertible Preferred Stock and common stock with respect to dividend rights and rights on liquidation, winding-up and dissolution of RCC. Shares of the Senior and Junior Exchangeable Preferred Stock and Class T Convertible Preferred Stock are non-voting, except as otherwise required by law and as provided in their respective Certificates of Designation.

Item 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Subsequent to the issuance of our 2001 financial statements, management determined that the accounting treatment for its swaption was not in accordance with SFAS No. 133. We had treated the swaption as a hedge against the embedded call in our 9 5/8% Senior Subordinated Notes, and thereby offset the increase or decrease associated with fluctuations in market values of these instruments. After further analyzing the terms and conditions of the swaption and  SFAS No. 133, management determined that changes in the value of the embedded call should not be marked to market.  Accordingly the accompanying financial statements have been restated.  Also see Note 5.

Rural Cellular Corporation currently markets services to 5.9 million potential users, covering the Midwest, Northeast, South, and Northwest regions.  As of June 30, 2002, we provided wireless voice services to approximately 699,000 customers.

RCC’s principal operating objective is to increase revenues and achieve profitability through the development of new markets and increased penetration in existing markets. We believe that RCC can achieve this objective because our rural markets provide growth opportunities due to their lower current penetration rates and reduced competition for customers as compared to wireless systems located in larger metropolitan areas.

Our revenues primarily consist of service, roaming, and equipment revenues, each of which is described below:

•      Service revenues include monthly access charges, charges for airtime used in excess of the time included in the service package purchased, activation fees, long distance charges derived from calls placed by customers as well as wireless and paging equipment lease revenues. Also included are activation fees and charges for such features as voicemail, call waiting, and call forwarding. Service revenues also include incollect revenues, which are the charges to our customers when they use their wireless phones in other wireless markets. RCC does not charge installation or connection fees.

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

Our operating expenses include network costs, cost of equipment sales, selling, general and administrative expenses, and depreciation and amortization, each of which is described below:

•      Network costs include switching and transport expenses and expenses associated with the maintenance and operation of RCC’s wireless network facilities, as well as charges from other service providers for resold minutes (incollect expense).

•      Cost of equipment sales includes costs associated with telephone equipment and accessories sold to customers and network equipment reselling. In recent years, RCC and other wireless providers have increased the use of discounts on phone equipment as competition between service providers has intensified. As a result, RCC has incurred, and expects to continue to incur, losses on equipment sales and increased marketing and selling costs per gross additional customer. RCC expects to continue these discounts and promotions because we believe they will result in increases in the number of wireless customers and, consequently, increased service revenues. Cost of equipment sales does not include depreciation and amortization or the cost of handsets leased to customers, which is capitalized and depreciated over a 19-24 month period.

•      Selling, general and administrative expenses include salaries, benefits, and operating expenses such as marketing, commissions, customer support, accounting, administration, and billing.

•      Depreciation and amortization represents the costs associated with the depreciation of fixed assets and the amortization of subscriber lists.  Under the rules of SFAS No. 142, RCC believes licensing and goodwill costs qualify as having indefinite useful lives and, therefore, as of January 1, 2002, are no longer being amortized.   Depreciation and amortization also includes the depreciation of the capitalized cost of handsets leased to customers over a 19-24 month period. Our depreciation and amortization expense reflects acquisition activities and the buildout and upgrade of our network.

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

	Three months ended June 30,				Six months ended June 30,
	2002		2001		2002		2001
	Actual	% of Revenue	Actual	% of Revenue	Actual	% of Revenue	Actual	% of Revenue
REVENUES:
Service	$79,273	67.3%	$80,151	70.9%	$153,586	69.4%	$150,187	71.0%
Roaming	33,855	28.8	28,350	25.1	60,017	27.1	51,565	24.4
Equipment	4,564	3.9	4,545	4.0	7,843	3.5	9,678	4.6
Total revenues	117,692	100.0	113,046	100.0	221,446	100.0	211,430	100.0
OPERATING EXPENSES:
Network costs	25,909	22.0	26,255	23.2	48,898	22.1	49,261	23.3
Cost of equipment sales	4,520	3.8	5,924	5.2	7,971	3.6	12,352	5.8
Selling, general and administrative	28,552	24.3	29,644	26.2	55,465	25.0	55,863	26.4
Depreciation and amortization	20,533	17.5	27,689	24.5	39,509	17.8	54,587	25.8
Total operating expenses	79,514	67.6	89,512	79.1	151,843	68.5	172,063	81.3
OPERATING INCOME	38,178	32.4	23,534	20.9	69,603	31.5	39,367	18.7
OTHER INCOME (EXPENSE):
Interest expense, net	(29,644)	(25.2)	(29,525)	(26.2)	(57,029)	(25.8)	(62,459)	(29.5)
Other	(57)	0.0	5	0.0	78	0.0	5	0.0
Other expense, net	(29,701)	(25.2)	(29,520)	(26.2)	(56,951)	(25.8)	(62,454)	(29.5)
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT ADJUSTMENT	8,477	7.2	(5,986)	(5.3)	12,652	5.7	(23,087)	(10.8)
EXTRAORDINARY ITEM	—	—	—	—	(3,319)	(1.5)	—	—
INCOME (LOSS) BEFORE CUMULATIVE EFFECT ADJUSTMENT	8,477	7.2	(5,986)	(5.3)	9,333	4.2	(23,087)	(10.8)
CUMULATIVE EFFECT ADJUSTMENT	—	—	—	—	—	—	137	0.0
NET INCOME (LOSS)	8,477	7.2	(5,986)	(5.3)	9,333	4.2	(22,950)	(10.8)
PREFERRED STOCK DIVIDEND	(14,556)	(12.4)	(13,250)	(11.7)	(28,771)	(13.0)	(26,197)	(12.4)
NET LOSS APPLICABLE TO COMMON SHARES	$(6,079)	(5.2%)	$(19,236)	(17.0%)	$(19,438)	(8.8%)	$(49,147)	(23.2%)

The following table presents RCC’s operating data for the periods indicated.

	Unaudited
	Three months ended June 30,		Six months ended June 30,
Consolidated Operating Data:	2002	2001	2002	2001
(in thousands)
EBITDA (1)	$58,711	$51,223	$109,112	$93,954
Interest expense, net	(29,644)	(29,525)	(57,029)	(62,459)
Capital expenditures	(16,866)	(10,980)	(25,630)	(18,235)
Free cash flow (2)	$12,201	$10,718	$26,453	$13,260

Penetration (3) (4)	11.1%	10.4%	11.1%	10.4%
Retention (5)	98.5%	98.2%	98.3%	98.1%

Average monthly revenue per customer (6)	$60	$60	$57	$57
Net average monthly revenue per customer including incollect cost(6)	$53	$53	$50	$49
Acquisition cost per customer (7)	$343	$270	$331	$258
Acquisition cost per customer (7) (excluding phone service depreciation)	$262	$242	$258	$239

Customers at period end
Voice:
Postpaid cellular			606,042	574,772
Prepaid cellular			34,445	26,384
Wireless Alliance			16,184	13,895
Wholesale			42,252	23,384
Total customers			698,923	638,435

POPs (3)
RCC Cellular			5,161,000	5,161,000
Wireless Alliance			732,000	732,000
Total POPs			5,893,000	5,893,000

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

(2)          Free cash flow is defined as EBITDA less net interest expense and capital expenditures.

(3)          Updated to reflect 2000 U.S. Census Bureau data.

(4)          Represents the ratio of wireless voice customers, excluding wholesale customers, at the end of the period to population served “POPs.”

(5)          Determined for each period by dividing total postpaid wireless voice customers discontinuing service during such period by the average postpaid wireless voice customers for such period (customers at the beginning of the period plus customers at the end of the period, divided by two), dividing that result by the number of months in the period, and subtracting such result from one.

(6)          Determined for each period by dividing the sum of access, airtime, roaming, long distance, features, connection, disconnection, and other revenues for such period by the monthly average postpaid wireless voice customers for such period (customers at the beginning of the period plus customers at the end of the period, divided by two), and dividing that result by the number of months in such period.

(7)          Determined for each period by dividing selling and marketing expenses, net costs of equipment sales, and depreciation of rental telephone equipment by the gross postpaid wireless voice customers added during such period.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Revenues

Service Revenues. Service revenues for 2002 decreased 1.1% to $79.3 million from $80.2 million in 2001. The revenue decline reflects lower average monthly local service revenue (“LSR”) per customer partially offset by an increase in customers. The decline in LSR is primarily a result of overall increases in service plan minute buckets, reducing customer overages during seasonally busy months.

We expect service revenues in the second half of 2002 to increase as compared to 2001 reflecting a higher average LSR together with anticipated industry-wide growth in customers and expansion of coverage.

Roaming Revenues. Reflecting increases in outcollect roaming minutes and the retroactive review and net settlement of roaming activity with one of our roaming partners, roaming revenues for 2002 increased 19.4% to $33.9 million from $28.4 million in 2001. The retroactive review and settlement of roaming activity resulted in a $2.0 million net  benefit to RCC. Roaming minutes have increased in part due to the activation of additional cell sites and increased industry-wide wireless usage. Partially offsetting the increase in minutes of use during 2002 was the decrease in outcollect roaming yield per minute. Including toll and excluding the effect from a retroactive settlement with a roaming partner, outcollect roaming yield decreased to $0.29 in 2002 as compared to $0.36 in 2001. AT&T Wireless and Verizon account for approximately 70% of our outcollect minutes.

We expect roaming revenue in the second half of 2002 to be moderately less than in the second half of 2001.  This decline is a result of roaming yield step downs in RCC’s newly signed amendment with AT&T Wireless, effective July 2002 through December 2004, covering its Northeast and Midwest regions, and RCC’s new roaming agreement with Cingular, effective July 2002 through January 2008.

Equipment Revenues. Equipment revenues for 2002 remained relatively unchanged at $4.6 million as compared to 2001, reflecting similar accessory equipment sales, comparable levels of phone service and comparable levels of equipment reselling.

Operating Expenses

Network Costs. Network costs in 2002 declined 1.3% to $25.9 million as compared to $26.3 million in 2001. Incollect cost, a material component of network cost, declined 4.8% to $12.4 million as compared to $13.1 million in 2001.   Per minute incollect cost in the second quarter of 2002 declined to $0.19 from $0.26 in the comparable period of 2001. We expect network costs for all of 2002 to be comparable to network costs incurred in 2001.

Cost of Equipment Sales. Cost of equipment sales for 2002 decreased 23.7% to $4.5 million as compared to $5.9 million in 2001. As a percentage of revenue, cost of equipment sales for 2002 decreased to 3.8% as compared to 5.2% in 2001. Contributing to the decrease in cost of equipment sales were lower gross customer adds in 2002 of approximately 49,000 as compared to approximately 55,000 in 2001.

RCC utilized phone service leasing plans during the second quarter of 2002. Under these plans, the cost of handsets is capitalized rather than expensed as cost of equipment sales and is not included in acquisition cost per customer (“ACPC”). The capitalized cost of the handset is depreciated over a period of 19-24 months. During the second quarter of 2002, we capitalized approximately $6.4 million in phone service handsets as compared to $6.9 million in the same period in 2001.

We expect phone service capitalization will be significantly reduced and that there will be a corresponding increase in cost of equipment sales in the third and fourth quarters of 2002.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses for 2002 decreased 3.7% as compared to 2001 to $28.6 million from $29.6 million. As a percentage of revenue, SG&A decreased to 24.3% in 2002 from 26.2% in 2001. The decrease in SG&A expenses primarily reflects a 63.6% decrease in bad debt expense in 2002 to $1.2 million as compared to $3.4 million in 2001.

Depreciation and Amortization. Depreciation and amortization expense for 2002 decreased 25.8% to $20.5 million from $27.7 million in 2001.   The decrease primarily reflects the January 1, 2002 adoption of SFAS No. 142 and the corresponding discontinuance of amortization of goodwill and licenses.

Other Income (Expense)

Interest Expense. Interest expense for 2002 remained relatively unchanged at $29.6 million as compared to $29.5 million in 2001.

Preferred Stock Dividends

Preferred stock dividends in 2002 increased 9.9% to $14.6 million as compared to $13.3 million in 2001. The increase primarily resulted from our practice of paying dividends by issuing additional shares of exchangeable preferred stock rather than in cash, thereby increasing the basis for subsequent dividend distributions.  To holders of record on August 1, 2002, RCC distributed 6,477 and 5,623 shares of senior and junior exchangeable preferred stock, respectively, in payment of dividends on August 15, 2002.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Service Revenues. Service revenues for 2002 increased 2.3% to $153.6 million from $150.2 million in 2001. The revenue growth reflects the additional customers added through increased penetration in existing markets partially offset by a decline in LSR. The decline in LSR is primarily a result of overall increases in service plan minute buckets, reducing customer overages during seasonally busy months.

We expect service revenues in the second half of 2002 to increase as compared to 2001 reflecting a higher average LSR together with anticipated industry-wide growth in customers and expansion of coverage.

Roaming Revenues. Reflecting increases in outcollect roaming minutes and the retroactive review and net settlement of  roaming activity with one of our roaming partners, roaming revenues for 2002 increased 16.4% to $60.0 million from $51.6 million in 2001. The retroactive review and settlement of roaming activity resulted in a $2.0 million net benefit to RCC. Roaming minutes have increased in part due to the activation of additional cell sites and increased industry-wide wireless usage. Partially offsetting the increase in minutes of use during 2002 was the decrease in outcollect roaming yield per minute. Including toll and excluding the effect from a retroactive net settlement with a roaming partner, outcollect roaming yield decreased to $0.29 in 2002 as compared to $0.37 in 2001. AT&T Wireless and Verizon account for approximately 70% of our outcollect minutes.

We expect roaming revenue in the second half of 2002 to be moderately less than in the second half of 2001.  This decline is a result of roaming yield step downs in RCC’s newly signed amendment with AT&T Wireless, effective July 2002 through December 2004, covering its Northeast and Midwest regions, and RCC’s new roaming agreement with Cingular, effective July 2002 through January 2008.

Equipment Revenues. Equipment revenues for 2002 decreased 19.0% to $7.8 million from $9.7 million in 2001. The decrease in equipment revenue primarily reflects declines in equipment reselling.

Operating Expenses

Network Costs. Network costs in 2002 as compared to 2001 declined slightly to $48.9 million as compared to $49.3 million in 2001. Incollect cost, a material component of network cost, declined 5.5% to $23.7 million as compared to $25.1 million in 2001.   Per minute incollect cost in the first half of 2002 declined to $0.19 from $0.28 in the comparable period of 2001. These declines were offset by increases in origination and termination costs together with increases in long distance cost. We expect network costs for all of 2002 to be comparable to network costs incurred in 2001.

Cost of Equipment Sales. Cost of equipment sales for 2002 decreased 35.5% to $8.0 million as compared to $12.4 million in 2001. As a percentage of revenue, cost of equipment sales for 2002 decreased to 3.6% as compared to 5.8% in 2001. Contributing to the decrease in cost of equipment sales were our lower gross customer adds in 2002 of approximately 97,000 as compared to approximately 113,000 in 2001.  Also contributing to the decline was the increase in our phone service leasing plans during the first quarter of 2002. Under these plans, the cost of handsets is capitalized rather than expensed as cost of equipment sales and is not included in acquisition cost per customer (“ACPC”). The capitalized cost of the handset is depreciated over a period of 19-24 months. During the first half of 2002, RCC capitalized approximately $13.1 million in phone service handsets as compared to $12.6 million in 2001.

We expect phone service capitalization will be significantly reduced and that there will be a corresponding increase in cost of equipment sales in the third and fourth quarters of 2002.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses for 2002 decreased 0.7% over 2001 to $55.5 million from $55.9 million. As a percentage of revenue, SG&A decreased to 25.0% in 2002 as compared to 26.4% in 2001. The decrease in SG&A expenses primarily reflects a 23.1% decrease in bad debt expense in 2002 to $3.7 million as compared to $4.8 million 2001.

Depreciation and Amortization. Depreciation and amortization expense for 2002 decreased 27.6% compared to 2001 to $39.5 million from $54.6 million.   The decrease primarily reflects the January 1, 2002 adoption of SFAS No. 142 and the corresponding discontinuance of amortization of goodwill and licenses.

Other Income (Expense)

Interest Expense. Interest expense for 2002 decreased 8.7% to $57.0 million as compared to $62.5 million in 2001. The decrease primarily reflects decreased debt levels and interest rates partially offset by the cost of unwinding one collar and two swaps, and a change in financial instrument valuation.

Preferred Stock Dividends

Preferred stock dividends in 2002 increased 9.8% to $28.8 million as compared to $26.2 million in 2001. The increase primarily resulted from our practice of paying dividends by issuing additional shares of exchangeable preferred stock rather than in cash, thereby increasing the basis for subsequent dividend distributions. To holders of record on August 1, 2002, RCC distributed 6,477 and 5,623 shares of senior and junior exchangeable preferred stock, respectively, in payment of dividends on August 15, 2002.

Seasonality

RCC experiences seasonal fluctuations in revenues and operating income. RCC’s average monthly roaming revenue per cellular customer increases during the second and third calendar quarters. This increase reflects greater usage by roaming customers who travel in RCC’s cellular service area for weekend and vacation recreation or work in seasonal industries. Because our cellular service area includes many seasonal recreational areas, we expect that roaming revenues will continue to fluctuate seasonally more than service revenues.

LIQUIDITY AND CAPITAL RESOURCES

Rural Cellular Corporation’s primary liquidity requirements are for working capital, capital expenditures, debt service, acquisitions, and customer growth. In past years, RCC has met these requirements through cash flow from operations, sales of our common and preferred stock, borrowings under our credit facility, and issuance of our senior subordinated notes.

RCC has a credit facility with a consortium of lenders, which, as of June 30, 2002, provided up to $275 million in revolving loans and $777.7 million in term loans. During the six months ended June 30, 2002, RCC reduced borrowings under our credit facility by $317.7 million, which included $289.7 million in net proceeds from the issuance of the 9 ¾% Senior Subordinated Notes and $28.0 million in cash flow from operations. The $28.0 million reduction in debt through cash flow from operations resulted in a $24.0 million permanent reduction under the credit facility. As of June 30, 2002, $793.9 million was outstanding under the credit facility and approximately $258.9 million available for future borrowings.

Our credit facility contains certain financial covenants that, among other things, limit our ability to incur indebtedness, make investments, create or permit liens, make capital expenditures, make guarantees and pay dividends. RCC’s credit facility also requires that RCC use derivatives to manage interest rate risk. See “Item 3.  Quantitative and Qualitative Disclosures about Market Risk.” On December 14, 2000, March 31, 2001 and January 16, 2002, we obtained amendments of the financial covenants in the credit facility. As of June 30, 2002, RCC was in compliance with all covenants.

Over the next twelve months, Rural Cellular Corporation expects to be able to meet our working capital, capital expenditure and debt service requirements and achieve customer growth using cash flow from operations and borrowings under our credit facility. Over the longer term, RCC’s ability to meet our liquidity requirements will depend on future operating performance and other factors, many of which are outside of our control.

We currently are required to pay interest on our 9 5/8% and 9 ¾% notes and our credit facility. For the six months ended June 30, 2002, we paid with cash from operations $39.9 million in interest on the 9 5/8% notes and the credit facility. In 2002, we expect to fund all cash interest payments with cash flow from operations.

We currently pay dividends on our senior and junior exchangeable preferred stock by issuing additional shares. Beginning in May 2003, we will be required to pay cash dividends on our senior exchangeable preferred stock, and beginning in February 2005, we will be required to pay cash dividends on our junior exchangeable preferred stock. We believe that we will be able to pay these dividends with cash flow from operations.

The following table presents RCC’s contractual obligations for the years ended December 31:

	Total	2002	2003	2004	2005	2006	Thereafter
(in thousands)
Debt service
Credit facility	$793,852	$—	$37,001	$62,808	$74,036	$89,755	$530,252

9 3/4% Senior subordinated notes (due 1/15/2010)	300,000	—	—	—	—	—	300,000
9 5/8% Senior subordinated notes (due 5/15/2008)	125,000	—	—	—	—	—	125,000

(*)Senior exchangeable preferred stock (due 5/15/2010)	254,804	—	—	—	—	—	254,804
Senior exchangeable preferred security cash dividends beginning May 15, 2003	209,832	—	14,492	30,244	30,244	30,244	104,608

(**)Junior exchangeable preferred stock (due 2/15/2011)	252,273	—	—	—	—	—	252,273
Junior exchangeable preferred security cash dividends beginning February 15, 2005	195,854	—	—	—	27,852	32,352	135,650

Other long-term obligations	6,500	—	6,500	—	—	—	—
	2,138,115	—	57,993	93,052	132,132	152,351	1,702,587

Operating lease obligations	24,390	7,142	5,410	4,023	2,716	1,476	3,623

Total contractual cash obligations	$2,162,505	$7,142	$63,403	$97,075	$134,848	$153,827	$1,706,210

*includes anticipated senior exchangeable preferred stock dividends paid in kind through May 15, 2003.

**includes anticipated junior exchangeable preferred stock dividends paid in kind through February 15, 2005.

Net cash provided by operating activities was $64.2 million for the six months ended June 30, 2002. Adjustments to the $9.3 million net income to reconcile to net cash provided by operating activities included $39.5 million in depreciation and amortization, a $9.6 million change in financial instrument valuation, a $5.8 million increase in accounts receivable, a $4.6 million decrease in accounts payable, and a $7.0 million increase in other accrued expenses.

Net cash used in investing activities for the six months ended June 30, 2002 was $24.9 million. The principal use of cash was $25.6 million in purchases of property, plant and equipment, which included $13.1 million in purchases of handset equipment under our phone leasing program.

Driven by expectations regarding industry growth, we are expanding our network by adding approximately 70 new cell sites this year. Our $75 million capital budget includes the costs for these projects.

Net cash used in financing activities was $27.7 million for the six months ended June 30, 2002, consisting primarily of $360.2 million in repayments of long-term debt and $10.2 million in debt issuance costs partially offset by the issuance of long-term debt of $342.5 million.

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

In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and data that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. All subsequent written and oral forward-looking statements attributable to RCC or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. RCC disclaims any obligation to update any such statements or to announce publicly the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RCC has used senior subordinated notes and bank credit facilities to finance, in part, our acquisition activities, capital requirements, and operations. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose RCC to interest rate risk, with the primary interest rate risk exposure resulting from changes in the London Interbank Offering Rate, (“LIBOR”), or the prime rate, which we use to determine the interest rates that are applicable to borrowings under our bank credit facilities. RCC uses derivative financial instruments to manage interest expense.  For more information regarding financial instruments, see Note 4 of Notes to Condensed Consolidated Financial Statements.

At June 30, 2002, we had debt totaling $793.9 million under our credit facility. RCC has interest rate swap, collar and reverse swap agreements covering debt with a notional amount of $675.4 million to effectively change the interest on the underlying debt. For fixed rate debt, interest rate changes impact the fair market value of the instrument but do not impact our earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not impact the fair market value of the instrument but do impact our future earnings and cash flows, assuming other factors are held constant.

RCC entered into two “flooridors” with a total notional amount of $252.0 million in order to further manage interest expense. We paid the counterparty $1.2 million to enter into the flooridors. Under the flooridors, if, as of a quarterly reference date, LIBOR is less than 7.35% but greater than 6.85%, the counterparty is required to make a quarterly payment to RCC equal to the difference between LIBOR and 7.35% on the notional amount of $252.0 million. If, as of a quarterly reference date, LIBOR is less than 6.85%, the counterparty is required to make a quarterly payment to RCC equal to 0.50% on the total notional amount. If LIBOR is equal to or greater than 7.35%, neither party is required to make a payment. The flooridors terminate on May 12, 2003. As of June 30, 2002, we recorded the flooridors at their fair market value as a $1.1 million asset.

RCC’s 9 5/8% senior subordinated notes mature in 2008. They are redeemable at RCC’s option for a premium after May 15, 2003. Under some conditions, it could become economically desirable for us to redeem the notes. In order to monetize the value of the option to redeem those notes, RCC entered into a “swaption” with respect to the notes. The counterparty purchased the swaption from RCC on March 1, 2001 for $8.7 million. Under the swaption, the counterparty has the right, but not the obligation, to receive a quarterly payment based on a rate of 9.625% per annum on the $131.0 million notional amount of the swaption in return for a quarterly payment based on LIBOR plus 1.50% per annum on that notional amount. This right is only exercisable on March 13, 2003 and if exercised, the swaption terminates on March 15, 2008. Since interest rates have fallen, under Statement of Financial Accounting Standards No. 133, as of June 30, 2002, we recorded the swaption on the balance sheet as a $17.9 million liability.

In January 2002, in conjunction with the issuance of the 9 ¾% senior subordinated outstanding notes and the resulting higher proportion of fixed rate debt as compared to floating rate debt, we reviewed our derivatives portfolio. After this review, RCC entered into, at market, two reverse swap hedging transactions with combined notional value of $135 million, effectively increasing the proportion of our floating rate debt. In the reverse swaps, we agreed to receive a fixed rate of 9.75% in exchange for paying a floating rate plus a spread over LIBOR. If LIBOR plus the applicable spread is less than 9.75%, we will receive a payment from the counterparty for the difference between the two rates on the notional amount. If LIBOR plus the applicable spread is more than 9.75%, We will make a payment to the counterparty based on the difference in rates on the notional amount.

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

After giving effect to these changes in financial instruments and the sale of the 9 ¾% senior subordinated notes, approximately 57% of RCC’s debt is essentially fixed rate debt as compared to approximately 61% at December 31, 2001. See Note 4 of the Notes to Condensed Consolidated Financial Statements for additional information regarding financial instrument activity.

Had we not entered into the interest rate swaps, reverse swaps, collars, swaptions, and flooridors, and holding other variables constant, such as debt levels, a one percentage point increase in interest rates, net of the effect of derivatives, would have decreased net loss and increased cash flows for the quarter ended June 30, 2002 by approximately $1.9 million.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There are no material, pending legal proceedings to which RCC or any of our subsidiaries or affiliates is a party or of which any of their property is subject which, if adversely decided, would have a material adverse effect on us.

ITEM 2.   CHANGES IN SECURITIES

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)          We held an Annual Meeting of Shareholders on May 16, 2002.

(c)     The following matters were considered:

1.         Election of three Class II directors, each for a three-year term expiring in 2005:

Name	Affirmative	Authority Withheld
Ann K. Newhall	16,625,819	1,187,696
George M. Revering	17,486,255	327,260
Don C. Swenson	17,486,086	327,429

                        There were no abstentions or broker non-votes.

                                                                        Paul J. Finnegan and John Hunt were elected unanimously by the holders of the Class M preferred stock to one year terms.

Continuing as directors are Richard P. Ekstrand,  Jeffrey S. Gilbert, Marvin C. Nicolai, Wesley E. Schultz and George W. Wikstrom.

2.              Approval of the increase in number of shares authorized to be issued under stock option plan for nonemployee directors. Voting on ratification was 16,599,235 votes in favor, 883,317 opposed, 330,963 abstentions, and 0 broker non-votes.

ITEM 5.   OTHER INFORMATION

CHANGE IN REGISTRANT’S CERTIFYING ACCOUNTANT

As previously reported in our Current Report on Form 8-K, filed June 12, 2002, Arthur Andersen LLP has been dismissed as our independent accountants and Deloitte & Touche LLP has been engaged as our new independent accountants.

DEFICIENCY NOTICE FROM NASDAQ STAFF

RCC received a “deficiency notice” from the Nasdaq staff dated July 8, 2002, stating that for 30 consecutive business days, the closing price of our common stock has been below the minimum $3.00 per share required for continued inclusion on the Nasdaq National Market.

We have been provided 90 calendar days, or until October 7, 2002, to regain compliance. If we are unable to demonstrate compliance by October 7, 2002, RCC may appeal a determination that we be delisted from the Nasdaq National Market, which would stay delisting until the appeal is resolved.

If we fail to regain compliance and fail in the attempt to appeal, RCC expects to be notified by Nasdaq that our securities will be delisted. At that point, we will make a determination as to where RCC common stock will be traded.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

99.1 Certification of Richard P. Ekstrand, Chief Executive Officer, pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.2 Certification of Wesley E. Schultz, Chief Financial Officer, pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)         Reports on Form 8-K

The following Reports on Form 8-K were filed during the three months ended June 30, 2002:

•                  Report on Form 8-K dated May 7, 2002 reporting under Items 7 and 9 financial results for the quarter ended March 31, 2002.

•                  Report on Form 8-K dated June 12, 2002 reporting under Items 4 and 7 that the Board of Directors had dismissed Arthur Andersen LLP as our independent public accountants and engaged Deloitte & Touche LLP to serve as our independent accountants for fiscal 2002.

•                  Report on Form 8-K/A filed June 28, 2002 to amend the fifth paragraph of Item 4 of the Form 8-K dated June 12, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RURAL CELLULAR CORPORATION
(Registrant)

Dated: August 19, 2002	/s/ Richard P. Ekstrand
Richard P. Ekstrand
President and Chief Executive Officer

Dated: August 19, 2002	/s/ Wesley E. Schultz
Wesley E. Schultz
Executive Vice President and Chief Financial Officer