Form 10-Q
period 2002-09-30
RURAL CELLULAR CORP
filed 2002-11-15
CIK 869561

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2002.

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

Number of shares of common stock outstanding as of the close of business on November 1, 2002:

Class A	11,193,622
Class B	727,416

Part I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

ASSETS

	As of
	September 30, 2002	December 31, 2001 (As restated – see Note 6)
CURRENT ASSETS:

Cash	$32,562	$1,995

Accounts receivable, less allowance of $2,861 and $4,016	50,849	45,279

Inventories	4,986	6,617

Other current assets	2,958	2,408

Total current assets	91,355	56,299

PROPERTY AND EQUIPMENT, less accumulated depreciation of $170,834 and $137,776	238,561	244,980

LICENSES AND OTHER ASSETS:

Licenses, less accumulated amortization of $50,409 and $50,409	618,577	1,030,624

Goodwill, less accumulated amortization of $32,408 and $32,493	355,008	361,184

Customer lists, less accumulated amortization of $61,145 and $45,730	97,885	113,299

Deferred debt issuance costs, less accumulated amortization of $10,347 and $8,306	26,257	22,549

Other assets, less accumulated amortization of $1,457 and $1,230	6,293	7,844

Total licenses and other assets	1,104,020	1,535,500

	$1,433,936	$1,836,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	As of
	September 30, 2002	December 31, 2001 (As restated – see Note 6)
CURRENT LIABILITIES:

Accounts payable	$29,856	$35,356

Advance billings and customer deposits	12,374	9,315

Accrued interest	16,121	13,033

Dividends payable	6,229	5,710

Other accrued expenses	10,392	11,158

Total current liabilities	74,972	74,572

LONG-TERM LIABILITIES	1,275,544	1,286,301

Total liabilities	1,350,516	1,360,873

REDEEMABLE PREFERRED STOCK	553,958	509,736

SHAREHOLDERS’ DEFICIT:

Class A common stock; $.01 par value; 200,000 shares authorized, 11,194 and 11,176 issued	112	112

Class B common stock; $.01 par value; 10,000 shares authorized, 728 and 728 issued	7	7

Additional paid-in capital	192,294	191,964

Accumulated deficit	(654,089)	(213,050)

Accumulated other comprehensive loss	(8,862)	(12,863)

Total shareholders’ deficit	(470,538)	(33,830)

	$1,433,936	$1,836,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001 (As restated – see Note 6)	2002 (As restated - see Note 6)	2001 (As restated – see Note 6)
REVENUES:

Service	$81,828	$80,234	$235,414	$230,421

Roaming	35,400	38,106	95,417	89,671

Equipment	7,098	4,842	14,941	14,520

Total revenues	124,326	123,182	345,772	334,612

OPERATING EXPENSES:

Network costs, excluding depreciation and amortization	24,684	26,492	73,582	75,753

Cost of equipment sales	10,344	9,168	18,315	21,520

Selling, general and administrative	28,569	30,708	84,034	86,571

Depreciation and amortization	22,102	28,843	61,611	83,430

Total operating expenses	85,699	95,211	237,542	267,274

OPERATING INCOME	38,627	27,971	108,230	67,338

OTHER INCOME (EXPENSE):

Interest expense, net	(28,384)	(40,285)	(84,150)	(108,003)

Other	(7)	4	71	9

Other expense, net	(28,391)	(40,281)	(84,079)	(107,994)

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT ADJUSTMENT	10,236	(12,310)	24,151	(40,656)

EXTRAORDINARY ITEM - early extinguishment of debt	—	—	(3,319)	—

INCOME (LOSS) BEFORE CUMULATIVE EFFECT ADJUSTMENT	10,236	(12,310)	20,832	(40,656)

CUMULATIVE EFFECT ADJUSTMENT	—	—	(417,064)	1,621

NET INCOME (LOSS)	10,236	(12,310)	(396,232)	(39,035)

PREFERRED STOCK DIVIDEND	(15,334)	(13,791)	(44,807)	(40,384)

NET LOSS APPLICABLE TO COMMON SHARES	$(5,098)	$(26,101)	$(441,039)	$(79,419)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	11,921	11,871	11,920	11,857

NET LOSS PER BASIC AND DILUTED SHARE:

Net loss per share applicable to common shares before extraordinary item and cumulative effect adjustment	$(0.43)	$(2.20)	$(1.73)	$(6.83)

Extraordinary item - early extinguishment of debt	—	—	(0.28)	—
Cumulative effect adjustment	—	—	(34.99)	0.13

Net loss per basic and diluted share	$(0.43)	$(2.20)	$(37.00)	$(6.70)

COMPREHENSIVE LOSS:

NET LOSS APPLICABLE TO COMMON SHARES	$(5,098)	$(26,101)	$(441,039)	$(79,419)

Cumulative effect of SFAS No. 133	—	—	—	(5,526)
Mark to market adjustments - financial instruments	1,484	(8,587)	4,001	(12,343)

TOTAL COMPREHENSIVE LOSS	$(3,614)	$(34,688)	$(437,038)	$(97,288)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine months ended September 30,
	2002 (As restated – see Note 6)	2001 (As restated – see Note 6)
OPERATING ACTIVITIES:

Net loss	$(396,232)	$(39,035)

Adjustments to reconcile to net cash provided by operating activities:

Depreciation and amortization	61,611	83,430

Extraordinary item – early extinguishment of debt	3,319	—

Mark-to-market adjustments – financial instruments	13,023	20,410

Cumulative effect adjustment	417,064	(1,621)

Other	2,441	(784)

Change in other operating elements:

Accounts receivable	(5,007)	(7,631)

Inventories	1,631	1,219

Other current assets	(550)	394

Accounts payable	(5,500)	(12,754)

Advance billings and customer deposits	3,059	994

Other accrued expenses	4,335	(6,501)

Net cash provided by operating activities	99,194	38,121

INVESTING ACTIVITIES:

Purchases of property and equipment, net	(41,517)	(30,244)

Purchases of wireless properties, net of cash acquired	—	(143,064)

Proceeds from sale of RTB stock	650

Assets held for sale	—	(34,344)

Other	37	(551)

Net cash used in investing activities	(40,830)	(208,203)

FINANCING ACTIVITIES:

Proceeds from issuance of common stock related to employee stock purchase plan and stock options	330	983

Proceeds from issuance of long-term debt	342,550	332,100

Repayments of long-term debt	(360,208)	(181,210)

Proceeds from sale of PCS licenses	—	13,200

Proceeds from swaption	—	8,720

Payments of debt issuance costs	(10,322)	(4,365)

Other	(147)	112

Net cash (used in) provided by financing activities	(27,797)	169,540

NET INCREASE (DECREASE) IN CASH	30,567	(542)

CASH, at beginning of period	1,995	2,205

CASH, at end of period	$32,562	$1,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1)             BASIS OF PRESENTATION:

Throughout this document, Rural Cellular Corporation and its subsidiaries are referred to as “RCC,” “we,” “our,” or “us.”

The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2002 and 2001 have been prepared by RCC without audit. In the opinion of management, only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the operating results for the full fiscal year or for any other interim periods.

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

2)             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Recently Issued Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS") No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 requires that gains and losses from the extinguishments of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 (“Opinion No. 30”). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective for RCC beginning January 1, 2003, but may be adopted prior to this date. Upon the adoption of SFAS No. 145, RCC will reclassify prior period statements of operations to conform to the presentation required by SFAS No. 145. Under SFAS No. 145, we will report gains and losses on extinguishments of debt in interest expense.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. RCC adopted this statement on January 1, 2002. There was no impact to our financial statements.

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 provides accounting and reporting standards for costs associated with the retirement of long-lived assets. It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.

When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. We have not yet determined the effect that this new accounting standard may have on our results of operations, financial position and cash flows. We will be required to implement this standard effective January 1, 2003.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 141 also sets forth recognition criteria for intangible assets other than goodwill as well as disclosure requirements for business combinations. RCC has adopted SFAS No. 141.

Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 established new standards related to how acquired goodwill and other intangible assets are to be recorded upon their acquisition as well as how they are to be accounted for after they have been initially recognized in the financial statements. Effective with the adoption of this standard, RCC is no longer amortizing goodwill.  Additionally, we have reassessed the useful lives of previously recognized intangible assets.  A significant portion of our intangible assets are licenses that provide our wireless operations with the exclusive right to utilize certain radio frequency spectrum to provide cellular communication services.  While licenses are issued for only a fixed time, generally ten years, such licenses are subject to renewal by the FCC.  Renewals of licenses have occurred routinely and at nominal cost.  Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of our wireless licenses.  As a result, licenses will be treated as an indefinite-lived intangible asset under the provisions of SFAS No. 142 and will not be amortized but rather will be tested for impairment.  We will reevaluate the useful life determination for licenses each reporting period to determine whether events and circumstances continue to support an indefinite useful life.

Rural Cellular has completed a transitional impairment test for both its consolidated goodwill and licensing costs and determined that there was impairments of $5.0 million and $412.0 million, respectively, RCC used a fair value approach, using primarily discounted cash flows, to complete the transitional impairment tests. RCC plans to amend its Form 10-Qs for the first two quarters of 2002 to reflect the effect of the SFAS No. 142 impairment charge.

On a prospective basis, RCC is required to test both consolidated goodwill and other indefinite-lived intangible assets, including licensing costs, for impairment on an annual basis based upon a fair value approach. Additionally, goodwill will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of entity below its carrying value. These events or circumstances would include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors.  Other indefinite-lived intangible assets will be tested between annual tests if events or changes in circumstances indicate that the asset might be impaired. RCC will perform its annual impairment test for both goodwill and licensing costs during the fourth quarter of 2002, using methodologies consistent with those applied for its transitional impairment tests performed as of January 1, 2002.

The effect of the adoption of SFAS No. 142 on the reported net loss and basic and diluted loss per share for all periods presented in the accompanying statements of operations is as follows:

(As reported)
	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2002	2001	2002	2001

Net loss applicable to common shares (as reported)	$(5,098)	$(26,101)	$(441,039)	$(79,419)
Add back: goodwill amortization	—	4,630	—	13,636
Add back: license amortization	—	6,628	—	19,884
Adjusted net loss applicable to common shares	$(5,098)	$(14,843)	$(441,039)	$(45,899)

Weighted average common shares outstanding, basic and diluted	11,921	11,871	11,920	11,857

Basic and diluted loss per share:
Net loss per basic and diluted share (as reported)	$(0.43)	$(2.20)	$(37.00)	$(6.70)
Add back: goodwill amortization	—	0.39	—	1.15
Add back: license amortization	—	0.56	—	1.68
Adjusted loss per share (basic and diluted)	$(0.43)	$(1.25)	$(37.00)	$(3.87)

(Before extraordinary item and cumulative affect adjustment and including the effect of preferred stock dividends)
	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2002	2001	2002	2001
Net loss applicable to common shares (before extraordinary item and cumulative effect adjustment)	$(5,098)	$(26,101)	$(20,656)	$(81,040)
Add back: goodwill amortization	—	4,630	—	13,636
Add back: license amortization	—	6,628	—	19,884
Adjusted net loss applicable to common shares	$(5,098)	$(14,843)	$(20,656)	$(47,520)

Weighted average common shares outstanding, basic and diluted	11,921	11,871	11,920	11,857

Basic and diluted loss per share:
Net loss per basic and diluted share (as reported)	$(0.43)	$(2.20)	$(1.73)	$(6.83)
Add back: goodwill amortization	—	0.39	—	1.15
Add back: license amortization	—	0.56	—	1.68
Adjusted loss per share (basic and diluted)	$(0.43)	$(1.25)	$(1.73)	$(4.00)

The major components and average useful lives of our acquired intangible assets are as follows:

(in thousands)	As of September 30, 2002		As of December 31, 2001
	Gross carrying Value	Accumulated amortization	Gross carrying Value	Accumulated amortization
Unamortized intangible assets:
Licenses	$668,986	$50,409	$1,081,033	$50,409
Goodwill	387,416	32,408	393,677	32,493
	1,056,402	82,817	1,474,710	82,902

Amortized intangible assets:
Customer lists (7-10 years)	$159,030	$61,145	$159,029	$45,730

Intangible assets amortization expense was approximately $5.1 million and $15.4 million for the three and nine months ended September 30, 2002, respectively.  It is estimated to be approximately $5.1 million for the remainder of 2002, $20.6 million in each of 2003 through 2006, and $10.4 million in 2007.

The change in carrying amount of goodwill and licenses for the nine months ended September 30, 2002 are as follows (in thousands):

	Goowill	Licenses	Total
Balance as of December 31, 2001	$361,184	$1,030,624	$1,391,808
Goodwill reclassification	(1,159)	—	(1,159)
Impairment changes under SFAS No. 142	(5,017)	(412,047)	(417,064)
Balance as of September 30, 2002	$355,008	$618,577	$973,585

Supplemental Disclosure of Condensed Consolidated Cash Flow Information

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Cash paid for:

Interest	$25,856	$28,071	$65,763	$96,235
Income taxes	—	—	—	—

Noncash financing transactions:
Preferred stock dividends paid in kind	$11,399	$10,153	$35,209	$31,360

3)             LONG-TERM LIABILITIES:

RCC had the following long-term liabilities outstanding  (in thousands):

	As of
	September 30, 2002	December 31, 2001

Credit facility:
Revolver	$16,142	$159,800
Term Loan A (terminates 04/03/2008)	349,286	426,508
Term Loan B (terminates 04/03/2008)	186,623	225,101
Term Loan C (terminates 04/03/2009)	186,623	225,101
Term Loan D (terminates 10/03/2009)	55,179	75,000
Total credit facility	793,853	1,111,510

9 5/8% Senior Subordinated Notes	125,000	125,000
9 3/4% Senior Subordinated Notes	300,000	—
Derivative financial instruments	49,863	42,949
Other	6,828	6,842
Long-term liabilities	$1,275,544	$1,286,301

Credit facility — Advances under the credit facility bear interest at the London Interbank Offering Rate (“LIBOR”) plus an applicable margin based on RCC’s ratio of indebtedness to annualized operating cash flow as of the end of the most recently completed fiscal quarter. As of September 30, 2002, the effective rate of interest on the credit facility, excluding the impact of hedge agreements, was 4.46%. A commitment fee not to exceed 0.375% on the unused portion of the credit facility is payable quarterly. Borrowings under the credit facility are secured by a pledge of all the assets of RCC, excluding our ownership in the stock of Cellular 2000, Inc. and our 70% ownership in Wireless Alliance, LLC. The credit facility is subject to various covenants, including the ratio of indebtedness to annualized operating cash flow and the ratio of annualized operating cash flow to interest expense. Mandatory commitment reductions are required upon any material sale of assets.

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

As of September 30, 2002, we were in compliance with all covenants and had $258.9 million available under the revolver.

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

Derivative Financial Instruments — see Note 4 of the Notes to Condensed Consolidated Financial Statements.

Other — In conjunction with the acquisition of Triton Cellular in April 2000, we became party to a purchase option agreement whereby we may acquire certain cell sites in the future for $6.5 million. The option expires February 28, 2003. Since we expect to exercise the option, the unpaid portion of the total cost has been included as long-term debt. We assumed an agreement to utilize the assets covered by the option for the period prior to exercising the option. The ongoing payments pursuant to this agreement have been reflected as interest expense in the accompanying condensed consolidated statements of operations.

4)             DERIVATIVE FINANCIAL INSTRUMENTS

RCC is required by the terms of the credit facility to maintain interest rate swaps on at least 50% of the principal amount of the loans outstanding for an average period of three years from the date of the hedge agreements. The intent of these derivative financial instruments is to manage interest expense. SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from our disclosure requirements.

RCC’s financial instruments are as follows:

		Carrying value		Estimated fair market value
(Dollars in thousands)	Notional amount	September 30, 2002	December 31, 2001	September 30, 2002	December 31, 2001

Financial assets

Cash	$—	$32,562	$1,995	$32,562	$1,995
(*) Interest rate flooridors :
Fleet Bank (terminates May 12, 2003)	252,000	780	1,699	780	1,699
Accounts receivable, net	—	50,849	45,279	50,849	45,279
Total financial assets	252,000	$84,191	$48,973	$84,191	$48,973

Financial liabilities

Credit facility	—	$793,853	$1,111,510	$619,205	$987,145
9 5/8% senior subordinated notes	—	125,000	125,000	65,937	127,031
9 3/4% senior subordinated notes	—	300,000	—	157,875	—
11 3/8% senior exchangeable preferred stock	—	237,565	215,373	40,386	187,375
12 ¼% junior exchangeable preferred stock	—	192,147	172,901	30,743	145,237
	—	1,648,565	1,624,784	914,146	1,446,788

Derivative financial instruments
Interest rate swap agreements:
TD Securities (terminates May 16, 2005)	84,000	9,239	5,854	9,239	5,854
PNC Bank (terminates May 16, 2003)	42,000	1,540	2,703	1,540	2,703
Union Bank (unwound January 17, 2002)	—	—	5,387	—	5,387
Fleet Bank (unwound January 14, 2002)	—	—	2,791	—	2,791
Reverse swap agreements:
Fleet Bank (terminates January 15, 2010)	75,000	2,659	—	2,659	—
Dresdner Bank (terminates January 15, 2010)	60,390	2,026	—	2,026	—
Interest rate collar agreements:
PNC Bank (terminates May 25, 2003)	47,000	1,142	2,025	1,142	2,025
Fleet Bank (unwound January 14, 2002)	—	—	3,553	—	3,553
Union Bank (terminates June 5, 2003)	96,000	1,852	2,961	1,852	2,961
PNC Bank (terminates June 6, 2003)	94,000	1,993	3,301	1,993	3,301
Union Bank (terminates June 5, 2003)	46,000	1,031	1,746	1,031	1,746
(**) Swaption:
TD Securities (terminates March 15, 2008)	131,016	28,381	12,628	28,381	12,628

	675,406	49,863	42,949	49,863	42,949
Other long-term liabilities	—	6,828	6,842	6,828	6,842
Total financial liabilities	$927,406	$1,705,256	$1,674,575	$970,837	$1,496,579

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

At September 30, 2002, we had debt totaling $793.9 million under our credit facility. RCC has interest rate swap, swaption, collar and reverse swap agreements covering debt with a notional amount of $675.4 million to effectively hedge the interest on the underlying debt. For fixed rate debt, interest rate changes impact the fair market value of the instrument but do not impact our earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not impact the fair market value of the instrument but do impact RCC’s future earnings and cash flows, assuming other factors are held constant.

RCC has entered into two “flooridors” with a total notional amount of $252.0 million in order to further manage interest expense. We paid the counterparty $1.2 million to enter into the flooridors. Under the flooridors, if, as of a quarterly reference date, LIBOR is less than 7.35% but greater than 6.85%, the counterparty is required to make a quarterly payment to RCC equal to the difference between LIBOR and 7.35% on the notional amount of $252.0 million. If, as of a quarterly reference date, LIBOR is less than 6.85%, the counterparty is required to make a quarterly payment to RCC equal to 0.50% on the total notional amount. If LIBOR is equal to or greater than 7.35%, neither party is required to make a payment. The flooridors terminate on May 12, 2003. As of September 30, 2002, we recorded the flooridors at their fair market value as a $780,000 asset.

The 9 5/8% senior subordinated notes mature in 2008. They are redeemable at RCC’s option for a premium after May 15, 2003. Under certain conditions, it could become economically desirable for RCC to redeem the notes. In order to monetize the value of the option to redeem those notes, RCC entered into a “swaption” with respect to the notes. The counterparty purchased the swaption from RCC on March 1, 2001 for $8.7 million. Under the swaption, the counterparty has the right, but not the obligation, to receive a quarterly payment based on a rate of 9.625% per annum on the $131.0 million notional amount of the swaption in return for a quarterly payment based on LIBOR plus 1.50% per annum on that notional amount. This right is only exercisable on March 13, 2003 and if exercised, the swaption terminates on March 15, 2008. As a result of declining interest rates since the inception of the swaption,  the swaption has a negative fair market value of $28.4 million that is recorded on the balance sheet as of September 30, 2002 pursuant to SFAS No. 133.

In January 2002, in conjunction with the issuance of the 9.75% senior subordinated outstanding notes and the resulting higher proportion of fixed rate debt as compared to floating rate debt, we reviewed our derivatives portfolio. After this review, RCC entered into, at market, two reverse swap hedging transactions with a combined notional value of $135.0 million, effectively increasing the proportion of our floating rate debt. In the reverse swaps, we agreed to receive a fixed rate of 9.75% in exchange for paying a floating rate plus a spread over LIBOR. If LIBOR plus the applicable spread is less than 9.75%, we will receive a payment from the counterparty for the difference between the two rates on the notional amount. If LIBOR plus the applicable spread is more than 9.75%, we will make a payment to the counterparty based on the difference in rates on the notional amount.

In conjunction with entering into the reverse swaps, RCC unwound two fixed pay swaps with a total notional amount of $126.0 million and one collar with a notional amount of $94.0 million. There was no disbursement of cash involved in the termination because the cost involved in unwinding the fixed pay swaps and the collar, as reflected by the negative market value of these financial instruments, effectively increased the spread over LIBOR on the reverse swaps. In addition, the cumulative changes in fair value recorded within other comprehensive loss associated with the unwound fixed pay swaps and the collar is being amortized over the original lives of the instruments.

After giving effect to these financial instruments and the sale of the 9.75% notes, 57% of our debt is essentially fixed rate debt at September 30, 2002 as compared to approximately 61% at December 31, 2001.

As required by SFAS No. 133 (as amended by SFAS No. 137 and No. 138), we must record in our balance sheet, either as an asset or a liability, each financial instrument’s fair market value. In addition, SFAS No. 133 requires that changes in the fair value of derivatives that qualify for hedge accounting will either be offset against the change in the fair value of the hedged assets or liabilities or recognized in accumulated other comprehensive loss until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. SFAS No. 133, as amended, was effective January 1, 2001 for the year ended December 31, 2001. The adoption of SFAS No. 133 has not significantly altered our hedging strategies; however, its application has increased the volatility of our interest expense and other comprehensive income (loss).

The following table sets forth the SFAS No. 133 adjustments for the three and nine months ended September 30, 2002:

	Three months ended September 30, 2002			Nine months ended September 30, 2002
(In thousands)	Prior to SFAS No. 133 Adjustment	SFAS No. 133 Adjustment	As Reported	Prior to SFAS No. 133 Adjustment	SFAS No. 133 Adjustment	As Reported
Statement of Operations Data:

Interest expense, net	$24,478	3,906	$28,384	$71,127	13,023	$84,150

5)             REDEEMABLE PREFERRED STOCK:

RCC has issued the following preferred stock with liquidation preferences of $1,000 per share:

	Mandatory Redemption Date	Dividend rate per annum	Conversion price to common stock	Other features, rights, preferences and powers	Number of shares originally issued	Shares distributed as dividends through September 30, 2002	Accrued dividends at September 30, 2002
							(In Thousands)
Senior Exchangeable Preferred Stock	May 2010	11.375%	—	Non-Voting	150,000	84,234	$3,331
Junior Exchangeable Preferred Stock	February 2011	12.250%	—	Non-Voting	140,000	49,249	2,898
Class M Voting Convertible Preferred Stock	April 2012	8.000%	$53.000	Voting	110,000	—	24,031
Class T Convertible Preferred Stock	April 2020	4.000%	$50.631	Non-Voting	7,541	—	754

Total					407,541	133,483	$31,014

Preferred security balance sheet reconciliation:

As of September 30, 2002
(In Thousands)
Preferred securities originally issued	$407,541
Preferred dividends issued (Junior and Senior)	133,483
Accrued long-term preferred security dividends (Class M and Class T)	24,785
Unamortized issuance costs	(11,851)
Net preferred securities	$553,958

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

Dividends on the Class M Convertible Preferred Stock are compounded and accrue at 8% per annum and are payable upon redemption or upon liquidation of RCC. The Class M preferred stock is convertible into our Class A common stock at $53.00 per share subject to certain adjustments. Dividends are not payable if the shares are converted. The holders of the Class M preferred stock are entitled to vote on all matters submitted to the holders of the common stock on an as-converted basis.

In order to comply with the FCC rules regarding cross-ownership of cellular licensees within a given market, RCC issued 7,541 shares of Class T Convertible Preferred Stock to Telephone & Data Systems, Inc. (“TDS”) with a par value of $1,000 per share on March 31, 2000 in exchange for 43,000 shares of Class A Common Stock and 105,940 shares of Class B Common Stock owned by TDS. TDS or RCC can convert the Class T preferred stock into the original number of shares of RCC’s Class A or Class B Common Stock in the future if ownership by TDS of RCC’s Common Stock would then be permissible under FCC rules. Dividends on the Class T preferred stock are cumulative and have a fixed coupon rate of 4% per annum and are payable in April 2020. Dividends are not payable if the shares are converted.

The Senior Exchangeable Preferred Stock is senior to the Junior Exchangeable Preferred Stock, Class M Convertible Preferred Stock, Class T Convertible Preferred Stock and common stock of RCC with respect to dividend rights and rights on liquidation, winding-up and dissolution of RCC. The Junior Exchangeable Preferred Stock is junior to the Senior Exchangeable Preferred Stock and Class T Convertible Preferred Stock and senior to the Class M Convertible Preferred Stock and common stock with respect to dividend rights and rights on liquidation, winding-up and dissolution of RCC. Shares of the Senior and Junior Exchangeable Preferred Stock and Class T Convertible Preferred Stock are non-voting, except as otherwise required by law and as provided in their respective Certificates of Designation.

We are required to redeem the Senior Exchangeable Stock, Junior Exchangeable Preferred Stock, Class M Convertible Preferred Stock, and Class T Convertible Preferred Stock at 100% of their total liquidation preference plus accumulated and unpaid dividends at their respective mandatory redemption dates.

6)             RESTATEMENT

Subsequent to the issuance of RCC’s 2001 financial statements, it was determined that the original treatment of certain derivatives and hedge instruments was not in accordance with SFAS No.133, as amended. In addition, a correction was made to the calculation for noncash dividends on our Class M preferred stock.  These financial statements reflect all adjustments necessary for the SFAS No. 133 and preferred stock dividend corrections.

We have also completed the second phase of an evaluation to determine the amount of impairment according to SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) and have recorded a noncash charge to goodwill of $5 million as the cumulative effect of a change in accounting principle retroactive to the first quarter of 2002.  In conjunction with the completion of the second phase of the goodwill impairment test, we completed our transitional impairment test on licenses.  We have recorded a noncash impairment charge of approximately $412 million as a correction, retroactively, to the first quarter of 2002 within the cummulative effect of a change in accounting principle.

Accordingly, we plan to amend our 2001 Annual Report on Form 10-K and our Form 10-Qs for the first two quarters of 2002 to reflect adjustments to interest expense and preferred stock dividends and the SFAS 142 impairment charges.  We anticipate that the amended reports will be filed by December 15, 2002.

These restatements will not result in any default under any debt-related covenants contained in our credit agreements.  There will be no change in the cash and cash equivalents previously reported by RCC.  The restatements have no impact on operating income and cash flows.

The following table summarizes the changes to RCC’s financial statements for each quarter ended in 2001 and the year ended December 31, 2001 and the first two quarters in fiscal 2002 resulting from the restatement.

Effects of Restatement on Financial Statements in 2001

			(In thousands, except per share data)
	Three months ended March 31, 2001		Three months ended June 30, 2001		Three months ended September, 2001		Three months ended December 31, 2001
	As originally reported	As restated	As originally reported	As restated	As originally reported	As restated	As originally reported	As restated

Interest expense, net	$(31,280)	$(37,104)	$(31,919)	$(30,614)	$(29,242)	$(40,285)	$(21,659)	$(21,257)
Net loss before cumulative effect adjustment and extraordinary item	(15,447)	(21,271)	(8,380)	(7,075)	(1,267)	(12,310)	(8,958)	(8,556)
Cumulative effect adjustment	137	1,621	—	—	—	—	—	—
Net loss	(15,310)	(19,650)	(8,380)	(7,075)	(1,267)	(12,310)	(8,958)	(8,556)
Preferred stock dividend	(12,947)	(13,163)	(13,250)	(13,430)	(13,563)	(13,791)	(13,884)	(14,161)
Net loss applicable to common shares	(28,257)	(32,813)	(21,630)	(20,505)	(14,830)	(26,101)	(22,842)	(22,717)
Net loss per basic and diluted share	$(2.39)	$(2.77)	$(1.82)	$(1.73)	$(1.25)	$(2.20)	$(1.92)	$(1.91)

	Six months ended June 30, 2001		Nine months ended September 30, 2001		Year ended December 31, 2001
	As originally reported	As restated	As originally reported	As restated	As originally reported	As restated
Interest expense, net	$(63,199)	$(67,718)	$(92,441)	$(108,003)	$(114,100)	$(129,260)
Net loss before cumulative effect adjustment and extraordinary item	(23,827)	(28,346)	(25,094)	(40,656)	(34,052)	(49,212)
Cumulative effect adjustment	137	1,621	137	1,621	137	1,621
Net loss	(23,690)	(26,725)	(24,957)	(39,035)	(33,915)	(47,591)
Preferred stock dividend	(26,197)	(26,593)	(39,760)	(40,384)	(53,644)	(54,545)
Net loss applicable to common shares	(49,887)	(53,318)	(64,717)	(79,419)	(87,559)	(102,136)
Net loss per basic and diluted share	$(4.21)	$(4.50)	$(5.46)	$(6.70)	$(7.38)	$(8.61)

	As of March 31, 2001		As of June 30, 2001		As of September 30, 2001		As of December 31, 2001
	As originally reported	As restated	As originally reported	As restated	As originally reported	As restated	As originally reported	As restated
Long-term liabilities	$1,431,026	$1,430,600	$1,378,940	$1,375,738	$1,353,440	$1,352,253	$1,290,338	$1,286,301
Preferred securities	459,570	459,785	470,372	470,768	481,481	482,105	508,836	509,736
Accumulated deficit	(139,171)	(143,727)	(160,801)	(164,232)	(175,631)	(190,333)	(198,473)	(213,050)
Accumulated other comprehensive loss	$(16,763)	$(11,996)	$(15,519)	$(9,282)	$(33,134)	$(17,869)	$(30,577)	$(12,863)

Effects of Restatement on Financial Statements in 2002

(In thousands, except per share data)
	Three months ended March 31, 2002		Three months ended June 30, 2002
	As reported	As restated	As originally reported	As restated

Interest expense, net	$(27,009)	$(28,948)	$(29,644)	$(26,818)
Net income before cumulative effect adjustment and extraordinary item	4,175	2,612	8,477	11,303
Cumulative effect adjustment	—	(417,064)	—	—
Net income (loss)	856	(417,771)	8,477	11,303
Preferred stock dividend	(14,215)	(14,541)	(14,556)	(14,932)
Net loss applicable to common shares	(13,359)	(432,312)	(6,079)	(3,629)
Net loss per basic and diluted share	$(1.12)	$(36.27)	$(0.51)	$(0.30)

	Six months ended June 30, 2002
	As originally reported	As restated
Interest expense, net	$(57,029)	$(55,766)
Net income before cumulative effect adjustment and extraordinary item	12,652	13,915
Cumulative effect adjustment	—	(417,064)
Net income (loss)	9,333	(406,468)
Preferred stock dividend	(28,771)	(29,473)
Net loss applicable to common shares	(19,438)	(435,941)
Net loss per basic and diluted share	$(1.63)	$(36.58)

	As of March 31, 2002		As of June 30, 2002
	As reported	As restated	As originally reported	As restated
Licenses, less accumulated amortization	$1,030,623	$618,577	$1,030,623	$618,577
Goodwill, less accumulated amortization	$360,420	$355,403	$359,993	$354,975
Long-term liabilities	$1,273,450	$1,273,296	$1,279,916	$1,273,874
Preferred securities	522,862	524,088	537,222	538,824
Accumulated deficit	(211,456)	(645,362)	(219,289)	(648,991)
Accumulated other comprehensive loss	$(26,189)	$(10,419)	$(27,424)	$(10,346)

Item 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

As discussed in Note 6 to the Notes to Condensed Consolidated Financial Statements in Item 1, the financial statements for the nine months ended September 30, 2002 and the three and nine months ended September 30, 2001, have been restated.  The following Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects these restatements.

BUSINESS OVERVIEW

Rural Cellular Corporation currently markets services to 5.9 million potential users, covering the Midwest, Northeast, South, and Northwest regions. As of September 30, 2002, we provided wireless voice services to approximately 703,000 customers.

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

•                  Equipment revenues include sales of wireless and paging equipment and network equipment reselling.

Our operating expenses include network costs, cost of equipment sales, selling, general and administrative expenses, and depreciation and amortization, each of which is described below:

•                  Network costs include switching and transport expenses and expenses associated with the maintenance and operation of RCC’s wireless network facilities as well as charges incurred by our customers through off network roaming activity, (incollect expense).

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

•                  Interest expense primarily results from borrowings under the credit facility and the senior subordinated notes, the proceeds of which were used to finance acquisitions, repay other borrowings and further develop RCC’s wireless network. Also contributing to interest expense are adjustments reflecting the ineffective portion of a derivative’s change in fair value, the change in fair market value of derivatives not qualifying for hedge accounting under SFAS No. 133, and the noncash amortization of costs incurred  from unwinding certain financial instruments.

Preferred stock dividends are related to our issuances of preferred securities in 1998 and 2000 in conjunction with our acquisition activity.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations data as a percentage of total revenues as well as other operating data for the periods indicated.

	Three months ended September 30,				Nine months ended September 30,
	2002		2001		2002		2001
	Actual	% of Revenue	Actual	% of Revenue	Actual	% of Revenue	Actual	% of Revenue
	(Unaudited)
REVENUES:

Service	$81,828	65.8%	$80,234	65.1%	$235,414	68.1%	$230,421	68.9%

Roaming	35,400	28.5	38,106	31.0	95,417	27.6	89,671	26.8

Equipment	7,098	5.7	4,842	3.9	14,941	4.3	14,520	4.3

Total revenues	124,326	100.0	123,182	100.0	345,772	100.0	334,612	100.0

OPERATING EXPENSES:

Network costs	24,684	19.9	26,492	21.5	73,582	21.3	75,753	22.6

Cost of equipment sales	10,344	8.3	9,168	7.5	18,315	5.3	21,520	6.4

Selling, general and administrative	28,569	23.0	30,708	24.9	84,034	24.3	86,571	25.9

Depreciation and amortization	22,102	17.8	28,843	23.4	61,611	17.8	83,430	24.9

Total operating expenses	85,699	69.0	95,211	77.3	237,542	68.7	267,274	79.8

OPERATING INCOME	38,627	31.0	27,971	22.7	108,230	31.3	67,338	20.2

OTHER INCOME (EXPENSE):

Interest expense, net	(28,384)	(22.8)	(40,285)	(32.7)	(84,150)	(24.3)	(108,003)	(32.3)

Other	(7)	0.0	4	0.0	71	0.0	9	0.0

Other expense, net	(28,391)	(22.8)	(40,281)	(32.7)	(84,079)	(24.3)	(107,994)	(32.3)

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT ADJUSTMENT	10,236	8.2	(12,310)	(10.0)	24,151	7.0	(40,656)	(12.1)

EXTRAORDINARY ITEM	—	—	—	—	(3,319)	(1.0)	—	—
INCOME (LOSS) BEFORE CUMULATIVE EFFECT ADJUSTMENT	10,236	8.2	(12,310)	(10.0)	20,832	6.0	(40,656)	(12.1)

CUMULATIVE EFFECT ADJUSTMENT	—	—	—	—	(417,064)	(120.6)	1,621	0.5

NET INCOME (LOSS)	10,236	8.2	(12,310)	(10.0)	(396,232)	(114.6)	(39,035)	(11.6)

PREFERRED STOCK DIVIDEND	(15,334)	(12.3)	(13,791)	(11.2)	(44,807)	(13.0)	(40,384)	(12.1)

NET LOSS APPLICABLE TO COMMON SHARES	$(5,098)	(4.1)%	$(26,101)	(21.2)%	$(441,039)	(127.6)%	$(79,419)	(23.7)%

The following table presents RCC’s operating data for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
Consolidated Operating Data:	2002	2001	2002	2001
(in thousands, except customer data)	(Unaudited)
EBITDA (1)	$60,729	$56,814	$169,841	$150,768
Cash interest expense	(25,856)	(28,071)	(65,763)	(96,235)
Capital expenditures	(15,887)	(12,009)	(41,517)	(30,244)
Free cash flow (2)	$18,986	$16,734	$62,561	$24,289

Penetration (3) (4)	11.1%	10.6%	11.1%	10.6%
Retention (5)	98.1%	97.2%	98.2%	97.8%

Average monthly revenue per customer (6)	$61	$65	$58	$60
Net average monthly revenue per customer, including incollect cost (6)	$54	$58	$51	$53
Acquisition cost per customer (7)	$411	$308	$357	$275
Acquisition cost per customer, excluding phone service depreciation (7)	$323	$282	$280	$250

Customers at period end
Voice:
Postpaid cellular	610,064	573,992
Prepaid cellular	28,017	34,353
Wireless Alliance	16,965	13,778
Wholesale	47,751	25,450
Total customers	702,797	647,573

POPs(3)
RCC Cellular	5,161,000	5,161,000
Wireless Alliance	732,000	732,000
Total POPs	5,893,000	5,893,000

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

(2)          Free cash flow is defined as EBITDA less cash interest expense and capital expenditures.

(3)          Reflects 2000 U.S. Census Bureau data.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Revenues

Service Revenues. Service revenues for 2002 increased 2.0% to $81.8 million from $80.2 million in 2001. The revenue growth reflects additional customers added through increased penetration in existing markets. We expect service revenues to increase in the future primarily as a result of further anticipated industry-wide growth in customers and expansion of coverage.

Roaming Revenues. Reflecting decreased roaming yield resulting from recently signed roaming agreements with AT&T Wireless and Cingular partially offset by increases in outcollect roaming minutes, roaming revenues for 2002 decreased 7.1% to $35.4 million from $38.1 million in 2001. RCC’s newly signed amendment with AT&T Wireless is effective through December 2004 and covers our Northeast and Midwest regions. RCC’s new roaming agreement with Cingular is effective through January 2008 and covers all regions. Roaming minutes have increased in part due to the activation of additional cell sites and increased industry-wide wireless usage. Including toll and excluding the effect from a retroactive settlement with a roaming partner, outcollect roaming yield decreased to $0.27 in 2002 as compared to $0.36 in 2001. AT&T Wireless, Verizon and Cingular account for approximately 84% of our outcollect minutes.

We expect roaming revenue in the fourth quarter of 2002 to be moderately higher than in the fourth quarter of 2001. The anticipated increase in roaming revenue is a result of increased roaming outcollect minutes partially offset by lower outcollect yield.

Equipment Revenues. Equipment revenues for 2002 increased 46.6% to $7.1 million as compared to $4.8 million in 2001. This increase reflects a greater emphasis on handset sales as compared to phone leasing programs, which were utilized in 2001.

Operating Expenses

Network Costs. Network costs in 2002 declined 6.8% to $24.7 million as compared to $26.5 million in 2001. Incollect cost, a material component of network cost, declined 2.1% to $12.7 million as compared to $12.9 million in 2001. Per minute incollect cost in the third quarter of 2002 declined to $0.17 from $0.24 in the comparable period of 2001. We expect network costs for all of 2002 to be comparable to network costs incurred in 2001.

Cost of Equipment Sales. Cost of equipment sales for 2002 increased 12.8% to $10.3 million as compared to $9.2 million in 2001. As a percentage of revenues, cost of equipment sales for 2002 increased to 8.3% as compared to 7.4% in 2001.   The increase in cost of equipment sales reflects the increase in equipment revenue.

RCC did not initiate any new phone service leasing plans during the third quarter of 2002 but did capitalize approximately $3.3 million in phone service handsets in 2001. Under phone service plans, the cost of handsets is capitalized rather than expensed as cost of equipment sales and is not included in acquisition cost per customer (“ACPC”). The capitalized cost of the handset is depreciated over a period of 19-24 months. We do not expect any new phone service leasing to occur in the fourth quarter of 2002.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses for 2002 decreased 7.0% as compared to 2001 to $28.6 million from $30.7 million. As a percentage of revenues, SG&A decreased to 23.0% in 2002 from 24.9% in 2001. The decrease in SG&A expenses primarily reflects a 57.2% decrease in bad debt expense in 2002 to $2.0 million as compared to $4.6 million in 2001 due to higher overall customer credit quality.

Depreciation and Amortization. Depreciation and amortization expense for 2002 decreased 23.4% to $22.1 million from $28.8 million in 2001. The decrease primarily reflects the January 1, 2002 adoption of SFAS No. 142 and the corresponding discontinuance of amortization of goodwill and licenses.

Other Income (Expense)

Interest Expense. Interest expense for 2002, including the effects of SFAS No. 133, decreased 29.5% to $28.4 million as compared to $40.3 million in 2001.  The decline in interest expense primarily reflects noncash adjustments related to the accounting for derivative instruments pursuant to SFAS No. 133. See Note 6 for additional information relating to cash and noncash interest.

Preferred Stock Dividends

Preferred stock dividends in 2002 increased 11.2% to $15.3 million as compared to $13.8 million in 2001. The increase primarily resulted from our practice of paying dividends by issuing additional shares of exchangeable preferred stock rather than in cash, thereby increasing the basis for subsequent dividend distributions. To holders of record on November 1, 2002, RCC will distribute 6,661 and 5,795 shares of senior and junior exchangeable preferred stock, respectively, in payment of dividends on November 15, 2002.

Cumulative Effect Adjustment

We have completed the second phase of an evaluation to determine the amount of impairment according to SFAS No. 142 and have recorded a noncash charge of $417 million as the cumulative effect of a change in accounting principle retroactive to the first quarter of 2002.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Service Revenues. Service revenues for 2002 increased 2.2% to $235.4 million from $230.4 million in 2001. The revenue growth reflects the additional customers added through increased penetration in existing markets. We expect service revenues to increase in the future primarily as a result of further anticipated industry-wide growth in customers and expansion of coverage.

Roaming Revenues. Reflecting increases in outcollect roaming minutes and the retroactive review and net settlement of roaming activity with one of our roaming partners, roaming revenues for 2002 increased 6.4% to $95.4 million from $89.7 million in 2001. The retroactive review and settlement of roaming activity resulted in a $2.0 million net benefit to RCC. Roaming minutes have increased in part due to the activation of additional cell sites and increased industry-wide wireless usage. Partially offsetting the increase in minutes of use during 2002 was the decrease in outcollect roaming yield per minute. Including toll and excluding the effect from the retroactive net settlement with a roaming partner, outcollect roaming yield decreased to $0.28 in 2002 as compared to $0.36 in 2001. AT&T Wireless, Verizon and Cingular account for approximately 83% of our outcollect minutes.

We expect roaming revenues in the fourth quarter of 2002 to be moderately higher than in the fourth quarter of 2001. This increase is a result of roaming outcollect minute increases together with volume related adjustments to  outcollect yield. RCC’s newly signed amendment with AT&T Wireless is effective through December 2004 and covers our Northeast and Midwest regions. RCC’s new roaming agreement with Cingular is effective through January 2008 and covers all regions.

Equipment Revenues. Equipment revenues for 2002 remained relatively unchanged at $14.9 million as compared to $14.5 million in 2001. This increase reflects a greater emphasis on handset sales as compared to phone leasing programs, which were utilized in 2001.

Operating Expenses

Network Costs. Network costs in 2002 as compared to 2001 declined 2.9% to $73.6 million as compared to $75.8 million in 2001. Incollect cost, a material component of network cost, declined 4.3% to $36.4 million as compared to $38.1 million in 2001. Per minute incollect cost in the first half of 2002 declined to $0.19 from $0.27 in the comparable period of 2001. We expect network costs for all of 2002 to be comparable to network costs incurred in 2001.

Cost of Equipment Sales. Cost of equipment sales for 2002 decreased 14.9% to $18.3 million as compared to $21.5 million in 2001. As a percentage of revenues, cost of equipment sales for 2002 decreased to 5.3% as compared to 6.4% in 2001. Contributing to the decreases in cost of equipment sales were our lower gross customer adds in 2002 of approximately 145,000 as compared to approximately 175,000 in 2001.

RCC capitalized approximately $13.1 million in phone service handsets in 2002 as compared to $15.8 million in 2001. We do not expect phone service leasing in the fourth quarter of 2002.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses for 2002 decreased 2.9% over 2001 to $84.0 million from $86.6 million. As a percentage of revenues, SG&A decreased to 24.3% in 2002 as compared to 25.9% in 2001. The decrease in SG&A expenses primarily reflects a 39.7% decrease in bad debt expense in 2002 to $5.7 million as compared to $9.4 million in 2001 due to higher overall customer credit quality.

Depreciation and Amortization. Depreciation and amortization expense for 2002 decreased 26.2% to $61.6 million from $83.4 million in 2001. The decrease primarily reflects the January 1, 2002 adoption of SFAS No. 142 and the corresponding discontinuance of amortization of goodwill and licenses.

Other Income (Expense)

Interest Expense. Interest expense for 2002, including the effects of SFAS No. 133, decreased 22.1% to $84.2 million as compared to $108.0 million in 2001. The decline in interest expense primarily reflects noncash adjustments related to the accounting for derivative instruments pursuant to SFAS No. 133. See Note 6 for additional information relating to cash and noncash interest.

Preferred Stock Dividends

Preferred stock dividends in 2002 increased 11.0% to $44.8 million as compared to $40.4 million in 2001. The increase primarily resulted from our practice of paying dividends by issuing additional shares of exchangeable preferred stock rather than in cash, thereby increasing the basis for subsequent dividend distributions. To holders of record on November 1, 2002, RCC will distribute 6,661 and 5,795 shares of senior and junior exchangeable preferred stock, respectively, in payment of dividends on November 15, 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

Rural Cellular Corporation’s primary liquidity requirements are for working capital, capital expenditures, debt service, acquisitions, and customer growth. In past years, RCC has met these requirements through cash flow from operations, borrowings under our credit facility, issuance of our senior subordinated notes and sales of our common and preferred stock.

We have a credit facility with a consortium of lenders, which, as of September 30, 2002, provided up to $275 million in revolving loans and $777.7 million in term loans. During the nine months ended September 30, 2002, we reduced borrowings under our credit facility by $317.7 million, which included $289.7 million in net proceeds from the issuance of the 9 ¾% senior subordinated notes and $28.0 million in cash flow from operations. The $28.0 million reduction in debt through cash flow from operations resulted in a $24.0 million permanent reduction under the credit facility. As of September 30, 2002, $793.9 million was outstanding under the credit facility and approximately $258.9 million available for future borrowings.

Our credit facility contains certain financial covenants that, among other things, limit our ability to incur indebtedness, make investments, create or permit liens, make capital expenditures, make guarantees and pay dividends. RCC’s credit facility also requires that RCC use derivatives to manage interest rate risk. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk.” On December 14, 2000, March 31, 2001 and January 16, 2002, we obtained amendments of the financial covenants in the credit facility. As of September 30, 2002, RCC was in compliance with all financial covenants in the credit facility.

Over the next twelve months, we expect to be able to meet our working capital, capital expenditure and debt service requirements and achieve customer growth using cash flow from operations and borrowings under our credit facility. Over the longer term, our ability to meet our liquidity requirements will depend on future operating performance and other factors, many of which are outside of our control.

We currently are required to pay interest on our 9 5/8% and 9 ¾% notes and our credit facility. For the nine months ended September 30, 2002, we paid $65.8 million in interest on the 9 5/8% notes, the 9 ¾% notes and the credit facility. For the remainder of 2002, we expect to fund all cash interest payments with cash flow from operations.

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

The following table presents RCC’s contractual obligations for the years ended December 31:

Total

2002

2003

2004

2005

2006

Thereafter

(in thousands)
Debt service
Credit facility	$793,853	$—	$37,001	$62,808	$74,036	$89,755	$530,253

9 3/4% Senior subordinated notes (due 1/15/2010)	300,000	—	—	—	—	—	300,000
9 5/8% Senior subordinated notes (due 5/15/2008)	125,000	—	—	—	—	—	125,000

*Senior exchangeable preferred stock (due 5/15/2010)	254,804	—	—	—	—	—	254,804
*Senior exchangeable preferred stock cash dividends beginning May 15, 2003	209,832	—	14,492	30,244	30,244	30,244	104,608

**Junior exchangeable preferred stock (due 2/15/2011)	252,273	—	—	—	—	—	252,273
** Junior exchangeable preferred stock cash dividends beginning February 15, 2005	195,854	—	—	—	27,852	32,352	135,650

Other long-term obligations	6,500	—	6,500	—	—	—	—
	2,138,116	—	57,993	93,052	132,132	152,351	1,702,588

Operating lease obligations	24,390	7,142	5,410	4,023	2,716	1,476	3,623

Total contractual cash obligations	$2,162,506	$7,142	$63,403	$97,075	$134,848	$153,827	$1,706,211

*assumes anticipated senior exchangeable preferred stock dividends will be  paid in kind through May 15, 2003.

**assumes anticipated junior exchangeable preferred stock dividends will be paid in kind through February 15, 2005.

Net cash provided by operating activities was $99.2 million for the nine months ended September 30, 2002. Adjustments to reconcile net loss of $396.2 million to net cash provided by operating activities included $61.6 million in depreciation and amortization, a cumulative effect adjustment of $417.1 million, a $13.0 million change in financial instrument valuation, a $5.0 million increase in accounts receivable, a $5.5 million decrease in accounts payable, a $4.3 million increase in other accrued expenses and a  $3.1 million increase in advance billings and customer deposits.

Net cash used in investing activities for the nine months ended September 30, 2002 was $40.8 million. The principal use of cash was $41.5 million in purchases of property, plant and equipment, which included $13.1 million in purchases of handset equipment under our phone leasing program.

Driven by expectations regarding industry growth, we are expanding our network this year. We expect, however, capital expenditures for the year ended December 31, 2002 to be approximately $70 million.

Net cash used in financing activities was $27.8 million for the nine months ended September 30, 2002, consisting primarily of $360.2 million in repayments of long-term debt and $10.3 million in debt issuance costs partially offset by the issuance of long-term debt of $342.6 million.

Recently Issued Accounting Pronouncements

See Note 2 to Notes to Condensed Consolidated Financial Statements in Item 1.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RCC has used senior subordinated notes and bank credit facilities to finance, in part, our acquisition activities, capital requirements, and operations. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose RCC to interest rate risk, with the primary interest rate risk exposure resulting from changes in the London Interbank Offering Rate (“LIBOR”), or the prime rate, which we use to determine the interest rates that are applicable to borrowings under our bank credit facilities. RCC uses derivative financial instruments to manage interest expense. For more information regarding financial instruments, see Note 4 of Notes to Condensed Consolidated Financial Statements.

At September 30, 2002, we had debt totaling $793.9 million under our credit facility. RCC has interest rate swap, swaption, collar and reverse swap agreements covering debt with a notional amount of $675.4 million to effectively change the interest on the underlying debt. For fixed rate debt, interest rate changes impact the fair market value of the instrument but do not impact our earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not impact the fair market value of the instrument but do impact our future earnings and cash flows, assuming other factors are held constant.

RCC has entered into two “flooridors” with a total notional amount of $252.0 million in order to further manage interest expense. We paid the counterparty $1.2 million to enter into the flooridors. Under the flooridors, if, as of a quarterly reference date, LIBOR is less than 7.35% but greater than 6.85%, the counterparty is required to make a quarterly payment to RCC equal to the difference between LIBOR and 7.35% on the notional amount of $252.0 million. If, as of a quarterly reference date, LIBOR is less than 6.85%, the counterparty is required to make a quarterly payment to RCC equal to 0.50% on the total notional amount. If LIBOR is equal to or greater than 7.35%, neither party is required to make a payment. The flooridors terminate on May 12, 2003. As of September 30, 2002, we recorded the flooridors at their fair market value as a $780,000 asset.

RCC’s 9 5/8% senior subordinated notes mature in 2008. They are redeemable at RCC’s option for a premium after May 15, 2003. Under some conditions, it could become economically desirable for us to redeem the notes. In order to monetize the value of the option to redeem those notes, RCC entered into a “swaption” with respect to the notes. The counterparty purchased the swaption from RCC on March 1, 2001 for $8.7 million. Under the swaption, the counterparty has the right, but not the obligation, to receive a quarterly payment based on a rate of 9.625% per annum on the $131.0 million notional amount of the swaption in return for a quarterly payment based on LIBOR plus 1.50% per annum on that notional amount. This right is only exercisable on March 13, 2003 and if exercised, the swaption terminates on March 15, 2008. As a result of declining interest rates, as of September 30, 2002, we recorded the swaption as a liability on the balance sheet at its negative fair market value of $28.4 million.

In January 2002, in conjunction with the issuance of the 9.75% senior subordinated outstanding notes and the resulting higher proportion of fixed rate debt as compared to floating rate debt, we reviewed our derivatives portfolio. After this review, RCC entered into, at market, two reverse swap hedging transactions with combined notional value of $135.0 million, effectively increasing the proportion of our floating rate debt. In the reverse swaps, we agreed to receive a fixed rate of 9.75% in exchange for paying a floating rate plus a spread over LIBOR. If LIBOR plus the applicable spread is less than 9.75%, we will receive a payment from the counterparty for the difference between the two rates on the notional amount. If LIBOR plus the applicable spread is more than 9.75%, we will make a payment to the counterparty based on the difference in rates on the notional amount.

In conjunction with entering into the reverse swaps, RCC unwound two fixed pay swaps with a total notional amount of $126.0 million and one collar with a notional amount of $94.0 million. There was no disbursement of cash involved in the termination because the cost involved in unwinding the fixed pay swaps and the collar, as reflected by the negative market value of these financial instruments, effectively increased the spread over LIBOR on the reverse swaps. In addition, the cumulative changes in fair value recorded within other comprehensive loss associated with the unwound fixed pay swaps and the collar is being amortized over the original lives.

After giving effect to these financial instruments and the sale of the 9 ¾% senior subordinated notes, approximately 57% of RCC’s debt is essentially fixed rate debt as of September 30, 2002 as compared to approximately 61% at December 31, 2001. See Note 4 of the Notes to Condensed Consolidated Financial Statements for additional information regarding financial instrument activity.

Item 4. CONTROLS AND PROCEDURES

a)              Within the 90-day period prior to the date of this report, RCC carried out an evaluation, under the supervision and with the participation of the RCC’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”).

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to RCC (including our consolidated subsidiaries) required to be included in our Exchange Act filings.

b)             There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out this evaluation.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

DEFICIENCY NOTICE FROM NASDAQ STAFF

We received a Nasdaq Staff Determination on October 9, 2002 indicating that RCC has failed to comply with the minimum bid price requirements for continued listing set forth in Marketplace Rule 4450(b)(4) and, therefore, our common shares are subject to delisting from the Nasdaq National Market.  RCC has been granted a hearing before a Nasdaq Listing Qualifications Panel to review the Nasdaq Staff Determination on November 22, 2002.  Until the review is completed, RCC’s common shares will continue to trade on the Nasdaq National Market. Delisting from the Nasdaq National Market would not trigger any debt covenant violations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

99.1                           Certification of Richard P. Ekstrand, Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.2                           Certification of Wesley E. Schultz, Chief Financial Officer, pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

The following Reports on Form 8-K were filed during the three months ended September 30, 2002:

•                                          Report on Form 8-K dated August 6, 2002 reporting under Items 7 and 9 financial results for the quarter ended June 30, 2002.

•                                          Report on Form 8-K dated August 19, 2002 reporting under Items 7 and 9 restated financial results for the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RURAL CELLULAR CORPORATION
(Registrant)

Dated: November 13, 2002	/s/ Richard P. Ekstrand
Richard P. Ekstrand
President and Chief Executive Officer

Dated: November 13, 2002	/s/ Wesley E. Schultz
Wesley E. Schultz
Executive Vice President and Chief Financial Officer

SECTION 302 CERTIFICATION

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Richard P. Ekstrand, certify that:

(1) I have reviewed this Quarterly Report on Form 10-Q of Rural Cellular Corporation., a Minnesota corporation (the “registrant”);

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6) The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By: /s/ Richard P. Ekstrand
Richard P. Ekstrand

SECTION 302 CERTIFICATION

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Wesley E. Schultz, certify that:

(1) I have reviewed this Quarterly Report on Form 10-Q of Rural Cellular Corporation., a Minnesota corporation (the “registrant”);

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6) The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By: /s/ Wesley E. Schultz
Wesley E. Schultz