Form 10-K/A
period 2001-12-31
RURAL CELLULAR CORP
filed 2002-12-20
CIK 869561

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K /A

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
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES   ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Aggregate value of shares of common stock held by nonaffiliates of the registrant based upon the closing price on The Nasdaq National Market on December 5, 2002 (only shares held by directors, officers and their affiliates, and holders of more than 5% of Class A or Class B stock are excluded):  $16,688,669

Number of shares of common stock outstanding as of the close of business on December 5, 2002:

Class A	11,193,622
Class B	727,416
Documents incorporated by reference:

Portions of the definitive Proxy Statement relating to the 2002 Annual Meeting of Shareholders held on May 16, 2002 at the Holiday Inn of Alexandria (“Proxy Statement”) are incorporated by reference into Part III of this report.

EXPLANATORY NOTE

THIS AMENDMENT TO THE REGISTRANT’S REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001 IS BEING FILED TO INCLUDE A RESTATEMENT OF THE COMPANY’S CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2001.  SEE NOTE 1 TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR A SUMMARY OF THE SIGNIFICANT EFFECTS OF THE RESTATEMENT.

ONLY PART I, ITEM 1, PART II, ITEMS 6 – 8, AND PART IV, ITEM 15, ALL OF WHICH ARE INCLUDED IN THIS AMENDMENT, HAVE BEEN REVISED TO REFLECT THE RESTATEMENT.

Throughout this document, Rural Cellular Corporation and its subsidiaries are referred to as “RCC,” “we,” “our,” or “us.”

PART I

ITEM 1.                                                     BUSINESS

References in this Form 10-K/A to “Rural Cellular,” “RCC,” “we,” “our,” and “us” refer to Rural Cellular Corporation and its subsidiaries as a combined entity, except where it is clear that those terms mean only the parent company.

Forward-Looking Information

This Form 10-K/A includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. All statements regarding us and our expected financial position, business, and financing plans are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “pro forma,” “anticipates,” “intends,” or the negative or other variations of any such term or comparable terminology, or by discussions of strategy or intentions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, our expectations may prove not to be correct. A number of factors could cause our actual results, performance, and achievements or industry results to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to:

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

•              other risks and uncertainties described from time to time in our reports filed with the Securities and Exchange Commission; and

•              other factors described in this report including, without limitation, under “Factors that may affect our performance .”

In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates, and data that may be incorrect or imprecise and involve known and unknown risks, uncertainties, and other factors. Accordingly, forward-looking statements included in this report do not purport to be predictions of future events or circumstances and may not be realized. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions to any of the forward-looking statements contained in this report to reflect future events or developments.

Factors that may affect our performance

Our future operating results could fluctuate significantly.

We believe that our future operating results and cash flows may fluctuate due to many factors, some of which are outside our control. These factors include the following:

•                  increased costs we may incur in connection with the buildout of our networks and the further development, expansion, and upgrading of our wireless systems;

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

We incurred net losses applicable to common shares of approximately $102.1 million, $83.3 million and $11.1 million in the years ended December 31, 2001, 2000 and 1999, respectively. Losses are likely to be significant for the next several years as we seek to increase our customer base in existing markets. We may not generate profits in the short term or at all. If we fail to achieve profitability, that failure could have a negative effect on the market value of our common stock.

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

In addition, the stock market in general, and The Nasdaq National Market in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with securities listed on these exchanges and quotation systems. These broad market and industry factors may materially and adversely affect the market price of the Class A common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of listed companies’ securities, securities class-action litigation has often been instituted against these companies. This kind of litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources, which would materially and adversely affect our business, financial condition and operating results.

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

A significant portion of our revenues is from roaming. Based on industry trends, outcollect roaming yield has been declining over the last few years and is expected to decline in the future. As a result, future operating results could be adversely affected if increases in roaming minutes do not offset anticipated decreases in roaming yield.

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

In addition, changes in the network footprints of our competitors and of our roaming partners could have a material adverse effect on the terms of our roaming agreements and on our outcollect revenues and incollect expenses. For example, if a roaming partner from whom we derive a significant amount of revenue in one of our service areas were to build its own network in that service area, our outcollect revenues derived from our roaming relationship with that partner in that area might decrease or even cease altogether, and our leverage in negotiating favorable incollect rates in that partner’s network areas could decrease as well.

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

As of December 31, 2001, we had approximately $1.286 billion of long-term consolidated debt, approximately $505.8 million total liquidation preference of preferred stock, and consolidated shareholders’ deficit of approximately $33.8 million. Of the $505.8 million of preferred stock, $388.3 million can be exchanged, at our option, subject to compliance with certain leverage ratios under our credit facility and the indentures related to our senior subordinated notes, for senior subordinated indebtedness.

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

We have required, and will continue to require, substantial capital to maintain, upgrade, and develop our wireless systems and those we may acquire. We had capital expenditures of $46.0 million during the year ended December 31, 2001. We have budgeted capital expenditures for fiscal 2002 of approximately $75 million, including maintenance of our existing infrastructure, enhancing coverage in covered service areas, and meeting the buildout requirements for our PCS licenses. We may also require additional financing for future acquisitions, to refinance our debt at its final maturities, and to meet mandatory redemption provisions on our preferred stock. Our sources of additional capital may include public and private equity and debt financings, including vendor financing. The extent of the additional financing that we may require will depend on the success of our operations. The availability of additional financing is dependent on conditions in the capital markets. We may not be able to obtain additional financing on terms acceptable to us and within the limitations contained in the instruments governing our debt and our preferred stock, or any future financing arrangements. If we cannot raise sufficient funds to meet our planned growth or debt and preferred stock repayment obligations, including upon a change of control, we may delay or abandon some or all of our planned development or seek to sell assets to raise additional funds, either of which could materially limit our ability to compete.

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

The Communications Act of 1934, as amended, and related regulations prohibit the holding of a common carrier license by a corporation if more than 20% of the licensee’s capital stock, or more than 25% of the capital stock of the licensee’s controlling company is owned directly or beneficially by non-U.S. citizens. For this purpose, capital stock includes all equity interests, including our Class A and Class B common stock and our preferred stock. Absent FCC approval of foreign ownership exceeding these limits, failure to comply with these requirements may result in a FCC order requiring divestiture of foreign ownership. In addition, fines or denial of renewal or revocation of the license is possible. The Communications Act of 1934 and related regulations also require prior approval of changes in control of entities holding common carrier licenses. Our Articles of Incorporation permit us to redeem our common stock where necessary to preserve our licenses, and we could be required to expend substantial amounts to comply with the ownership restrictions. Also, these regulations limit our ability to raise new capital from foreign persons or to sell assets to foreign persons.

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

The holders of our Class M convertible preferred stock currently are able to elect two members to our board of directors and can vote, on an as-converted basis, approximately 2,075,471 shares of our Class A common stock, which represented as of December 5, 2002 approximately 10.1% of the voting power of our common stock. If these holders were to disagree with decisions made by management or the board of directors about our plans or operations, they might be able to bring significant pressure to change such plans or operations.

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

We also have adopted a share rights plan under which the exercise of preferred stock purchase rights attached to each share of common stock, could result in substantial dilution to any person or group acquiring 15% or more of our stock without approval from our board of directors.

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

The following chart summarizes our existing wireless systems as of December 31, 2001:

Regions	Percentage Ownership	Total Licensed POPS(1)	Marketed POPs(1)	Voice Customers(2)	Penetration %(2)	Square Miles	States
Cellular:
Midwest	100%	1,019,000	731,000	101,933	13.9	45,000	MN, SD
Northeast	100%	3,175,000	2,037,000	236,442	11.6	46,000	MA, ME, NH, NY, VT
South	100%	1,474,000	1,474,000	118,594	8.0	71,000	AL, KS, MS
Northwest	100%	919,000	919,000	161,383	17.6	81,000	OR, WA
Cellular Total		6,587,000	5,161,000	618,352	12.0	243,000

PCS:
Wireless Alliance	70%	732,000	732,000	14,417	2.0	19,000	MN, ND, SD, WI
Total		7,319,000	5,893,000	632,769	10.7	262,000

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

(b)         Financial Information about Segments

Our business consists of one segment, the operations of wireless communication systems in the United States.

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

Roaming is an integral component of our service offerings. We have structured our roaming agreements to enable us to provide expanded network access to our customers both regionally and nationally and provide roaming rates based upon factors such as network coverage, feature functionality, and number of customers.  A substantial portion of our roaming revenue is derived from agreements with two national wireless providers, AT&T Wireless and Verizon Wireless. For the year ended December 31, 2001, AT&T Wireless accounted for approximately 50%, and Verizon Wireless accounted for approximately 20%, of our total roaming minutes.  RCC has three agreements with AT&T Wireless, each covering separate divisions of its total service area. Under our agreements with AT&T Wireless, Verizon Wireless and other roaming partners, the roaming yield per minute RCC receives from outcollect calling minutes in addition to the cost per minute RCC pays for its customers incollect activity, decline over time.

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

Our distribution channels include the following:

•                  direct sales through:

•                        retail stores and kiosks that we operate and staff with our employees. As of December 31, 2001, we had 84 stores, primarily located in our more densely populated markets. In addition, we had eight stand-alone kiosks. Our retail locations help us establish our presence and promote retail customer sales and service; and

•        account executives who are our employees and focus on business and major account sales and service; and

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

Service Marks

The following table summarizes the brand names we use to market our services in our different regions.

Region	Wireless Voice	Paging	Long Distance
Northeast	UNICEL®, CELLULARONE®, StarCellular®	UNICEL Paging Service®, PAGING by CELLULARONE®	LONG DISTANCE by CELLULARONE®, SimplyOne®
Midwest	CELLULAR 2000®, UNICEL®	KEYPAGE®	N/A
Northwest	CELLULARONE®	N/A	N/A
South	UNICEL®	N/ A	N/A

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

Wireless Alliance

At December 31, 2001, Wireless Alliance had 62 cell sites. Wireless Alliance has a global system for mobile technology-based personal communications services network, or “GSM.” Wireless Alliance utilizes Voicestream Wireless Corporation’s switch.

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

Information regarding RCC’s service areas and licenses is set forth in the following tables.

Built Out Voice License Summary

	% Ownership	Marketed POPs	License	Spectrum	Date of Acquisition
Cellular
Midwest:
Minnesota RSA 1	100%	50,000	Cellular - B side	25 MHz	04/01/91
Minnesota RSA 2	100%	65,000	Cellular - B side	25 MHz	04/01/91
Minnesota RSA 3	100%	58,000	Cellular - B side	25 MHz	04/01/91
Minnesota RSA 5	100%	215,000	Cellular - B side	25 MHz	04/01/91
Minnesota RSA 6	100%	274,000	Cellular - B side	25 MHz	04/01/91
South Dakota RSA 4	100%	69,000	Cellular - B side	25 MHz	02/01/99
Total Midwest		731,000
Northeast:
Maine, Bangor MSA	100%	145,000	Cellular - B side	25 MHz	05/01/97
Maine, RSA 1	100%	84,000	Cellular - B side	25 MHz	07/31/98
Maine, RSA 2	100%	142,000	Cellular - B side	25 MHz	05/01/97
Maine, RSA 3	100%	227,000	Cellular - B side	25 MHz	05/01/97
Massachusetts RSA 1	100%	72,000	Cellular - A side	25 MHz	07/01/98
New Hampshire, Portsmouth MSA	100%	299,000	Cellular - B side	25 MHz	01/01/01
New Hampshire RSA 1	100%	229,000	Cellular - A side	25 MHz	07/01/98
New York RSA 2	100%	230,000	Cellular - A side	25 MHz	07/01/98
Vermont, Burlington MSA	100%	154,000	Cellular - A side	25 MHz	07/01/98
Vermont RSA 1	100%	217,000	Cellular - A side	25 MHz	07/01/98
Vermont RSA 2	100%	238,000	Cellular - A side	25 MHz	07/01/98
Total Northeast		2,037,000
South:
Alabama RSA 3	100%	136,000	Cellular - A side	25 MHz	04/01/00
Alabama RSA 4	100%	145,000	Cellular - A side	25 MHz	04/01/00
Alabama RSA 5	100%	221,000	Cellular - A side	25 MHz	04/01/00
Alabama RSA 7	100%	172,000	Cellular - A side	25 MHz	04/01/00
Kansas RSA 1	100%	27,000	Cellular - A side	25 MHz	04/01/00
Kansas RSA 2	100%	30,000	Cellular - A side	25 MHz	04/01/00
Kansas RSA 6	100%	19,000	Cellular - A side	25 MHz	04/01/00
Kansas RSA 7	100%	81,000	Cellular - A side	25 MHz	04/01/00
Kansas RSA 11	100%	94,000	Cellular - A side	25 MHz	04/01/00
Kansas RSA 12	100%	47,000	Cellular - A side	25 MHz	04/01/00
Kansas RSA 13	100%	28,000	Cellular - A side	25 MHz	04/01/00
Mississippi RSA 1	100%	183,000	Cellular - A side	25 MHz	04/01/00
Mississippi RSA 3	100%	160,000	Cellular - A side	25 MHz	04/01/00
Mississippi RSA 4	100%	131,000	Cellular - A side	25 MHz	04/01/00
Total South		1,474,000
Northwest:
Oregon RSA 3	100%	159,000	Cellular - A side	25 MHz	04/01/00
Oregon RSA 4	100%	226,000	Cellular - A side	25 MHz	04/01/00
Oregon RSA 6	100%	213,000	Cellular - A side	25 MHz	04/01/00
Washington RSA 2	100%	139,000	Cellular - A side	25 MHz	04/01/00
Washington RSA 3	100%	59,000	Cellular - A side	25 MHz	04/01/00
Washington RSA 8	100%	123,000	Cellular - A side	25 MHz	04/01/00
Total Northwest		919,000
Total Cellular		5,161,000
Wireless Alliance (PCS)
Duluth, Minnesota/Superior, Wisconsin BTA 119:	70%	279,000	PCS - B Block	20 MHz	04/10/97
Fargo, North Dakota/Moorhead, Minnesota BTA 166:	70%	183,000	PCS - B Block	20 MHz	04/10/97
Grand Forks, North Dakota BTA 166:	70%	98,000	PCS - B Block	20 MHz	04/10/97
Sioux Falls, South Dakota BTA 422:	70%	172,000	PCS - B Block	20 MHz	11/06/97
Total PCS		732,000
Total		5,893,000

Unbuilt Voice License Summary

	% Ownership	POPs	License	Spectrum	Date of Acquisition
Midwest
St. Cloud, MN BTA 391	100%	288,000	PCS - C Block	30 MHz	07/01/99
Northeast
Manchester & Nashua, NH BTA 274	100%	617,000	PCS - F Block	10 MHz	01/01/01
Portland, ME BTA 357	100%	521,000	PCS - F Block	10 MHz	01/01/01
		1,426,00

Local Multipoint Distribution Service (“LMDS”) License Summary

Market	% Ownership	Call Sign	Spectrum	Date of Acquisition
Brainerd, MN, BTA 054-A	100%	WPOK 264	27.5 GHz	08/09/99
Burlington, VT BTA 063-A	100%	WPOK 265	27.5 GHz	08/09/99
Duluth, MN BTA 119-A	100%	WPOK 266	27.5 GHz	08/09/99
Eau Claire, WI BTA 123-A	100%	WPOK 267	27.5 GHz	08/09/99
Fergus Falls, MN BTA 142-B	100%	WPOK 274	31.3 GHz	08/09/99
Glens Falls, NY BTA 164-A	100%	WPOK 268	27.5 GHz	08/09/99
Keene, NH BTA 227-A	100%	WPOK 269	27.5 GHz	08/09/99
La Crosse, WI-Winona, MN BTA 234-A	100%	WPOK 270	27.5 GHz	08/09/99
Lebanon-Claremont, NH BTA 249-A	100%	WPOK 271	27.5 GHz	08/09/99
Mankato-Fairmont, MN BTA 277-B	100%	WPOK 275	31.3 GHz	08/09/99
Plattsburgh, NY BTA 352-A	100%	WPOK 272	27.5 GHz	08/09/99
Rochester-Austin-Albert Lea, MN BTA 378-B	100%	WPOK 276	31.3 GHz	08/09/99
Rutland-Bennington, VT BTA 388-A	100%	WPOK 273	27.5 GHz	08/09/99

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

The following table lists our competitors on a market-by-market basis:

Region	Cellular Competition	PCS / ESMR Competition
Cellular
Midwest:
Minnesota RSA 1 and 2	Western Wireless Corporation	Cellular Mobile Systems of St. Cloud (“CMS”)
Minnesota RSA 3, 5 and 6	American Cellular Corporation	WirelessNorth, L.L.C., CMS, Nextel Communications, Inc., Voicestream Wireless
South Dakota RSA 4	Western Wireless Corporation	Sprint PCS
Northeast:
Maine, Bangor MSA, RSA 1, 2 and 3	United States Cellular Corporation	N/A
Massachusetts RSA 1	Cingular Wireless	N/A
New Hampshire, Portsmouth, MSA	AT&T Wireless	Sprint PCS, Nextel Communications, Inc., Voicestream Wireless
New Hampshire RSA 1	United States Cellular Corporation	N/A
New York RSA 2	Verizon Communications	N/A
Vermont Burlington MSA, RSA 1	Verizon Communications	N/A
Vermont RSA 2	United States Cellular Corporation	N/A
South:
Alabama RSA 3	Cingular Wireless	VoiceStream Wireless
Alabama RSA 4	ALLTEL Corporation	VoiceStream Wireless, Pine Belt Wireless
Alabama RSA 5	ALLTEL Corporation, Cingular Wireless, Public Service Telephone	VoiceStream Wireless, Nextel Communications, Inc.
Alabama RSA 7	ALLTEL Corporation	VoiceStream Wireless, Sprint PCS Group
Kansas RSA 1, 2, 6, 7, 12 and 13	ALLTEL Corporation	Westlink Communications (1,2,6,7,12)
Kansas RSA 11	ALLTEL Corporation	PanHandle Telecommunications Systems, Inc.
Mississippi RSA 1 and 4	Cingular Wireless, Cellular Telepak, Inc.	VoiceStream Wireless, Telecorp PCS, Inc.
Mississippi RSA 3	Cellular Telepak, Inc	VoiceStream Wireless, Telecorp PCS, Inc.
Northwest:
Oregon RSA 3	United States Cellular Corporation, AT&T Wireless	Sprint PCS, Qwest, Nextel Communications, Inc.
Oregon RSA 4	Verizon Communications, AT&T Wireless	VoiceStream Wireless, Sprint PCS, Qwest, Nextel Communications, Inc.
Oregon RSA 6	United States Cellular Corporation	Sprint PCS, Nextel Communications, Inc., VoiceStream Wireless Corporation
Washington RSA 2 and 3	Verizon Communications	Sprint PCS, VoiceStream Wireless Corporation
Washington RSA 8	Inland Cellular, AT&T Wireless	Sprint PCS, Qwest
PCS - Wireless Alliance:
Duluth, Minnesota / Superior, Wisconsin	Verizon Communications, Dobson Communications	WirelessNorth, L.L.C., Sprint PCS, Nextel Communications, Inc.
Fargo, North Dakota / Moorhead, Minnesota; Grand Forks, North Dakota	Western Wireless Corporation, Verizon Communications	WirelessNorth, L.L.C., Sprint PCS, Nextel Communications, Inc.
Sioux Falls, South Dakota	Western Wireless Corporation, Verizon Communications.	Sprint PCS, Nextel Communications, Inc

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

We believe that we are strategically positioned to compete with other communications technologies that now exist and with wireless resellers. Continuing technological advances in telecommunications and FCC policies that encourage the development of new spectrum-based technologies make it difficult, however, to predict the extent of future competition.

Legislation and Regulation

Overview

Our business is subject to varying degrees of federal, state and local regulation. The FCC has jurisdiction over all facilities of, and services offered by, telecommunications common carriers such as us, to the extent those facilities are used to provide, originate, or terminate interstate or international communications. The Communications Act of 1934, as amended (the “Communications Act”), preempts state and local regulation of the entry of, or the rates charged by, any provider of commercial mobile radio service (“CMRS”), which includes our cellular service and broadband personal communications service. Otherwise, state and local regulatory commissions retain jurisdiction over most of the same facilities and services to the extent they are used to originate or terminate intrastate communications and with respect to zoning and similar matters. In addition, many of the regulations issued by these regulatory bodies may be subject to judicial review, the result of which review we are unable to predict.

Federal Regulation

The following summary of regulatory developments and legislation does not purport to describe all present and proposed federal, state, and local regulation and legislation affecting the telecommunications industry. Many existing federal and state laws and regulations are currently the subject of judicial proceedings, legislative hearings, and administrative proposals that could change, in varying degrees, the manner in which this industry operates. Neither the outcome of these proceedings nor their impact upon the telecommunications industry on us can be predicted at this time.

We must comply with the applicable requirements of the Communications Act, which was amended by the Telecommunications Act of 1996 (the “1996 Act”) and other legislation. The 1996 Act effected plenary changes in regulation at both the federal and state levels that affect virtually every segment of the telecommunications industry. The stated purpose of the 1996 Act is to promote competition in all areas of telecommunications and to reduce unnecessary regulation to the greatest extent possible.

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

In addition, the 1996 Act requires local exchange carriers to compensate telecommunications carriers for traffic originated by the local exchange carriers and terminated on the other carriers’ networks; these arrangements are reciprocal, thus requiring the interconnecting carriers to compensate the local exchange carriers for calls originated by the interconnecting carriers and terminated on the local exchange carriers’ network. The FCC is considering alternatives to its current rules on reciprocal compensation in an ongoing proceeding concerning inter-carrier compensation. The 1996 Act requires all telecommunications carriers, including us, to provide interconnection upon reasonable request.

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

The FCC also regulates the construction, operation, and acquisition of wireless systems in the United States. CMRS providers operate under licenses granted by the FCC within a specified market area. These licenses are usually auctioned by the FCC after being allocated in specified frequencies and being made subject to specific FCC rules. The unavailability of licenses in desired frequency ranges, as well as the high cost of acquiring such licenses, may hinder our ability to modify existing facilities, secure authorization for additional facilities and introduce advanced “third generation” wireless services. In particular, the FCC recently conducted an auction of common carrier paging licenses for use of particular frequencies in designated geographic areas. We did not purchase paging licenses in that auction, meaning that we cannot now apply to enlarge the areas served by our paging systems unless we purchase rights to do so from the appropriate geographic area license holder or participate in a future FCC auction.

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

We are required by the FCC’s rules to construct facilities covered by certain licenses and to offer services to a certain percentage of the population covered by those licenses within specified periods, based on the date of the grant of the licenses. Our PCS licenses are subject to forfeiture by the FCC, as are all similar licenses held by other companies, if these buildout requirements are not satisfied in a timely manner. We are in the process of building out a PCS system under a license which requires a certification of sufficient construction by September 29, 2004, and a certification of sufficient additional construction by September 29, 2009, if a forfeiture of license is to be avoided. That license is for 30 MHz of PCS spectrum in the St. Cloud, Minnesota Basic Trading Area. We have reason to believe that our construction will progress at a pace that allows for timely certifications to the FCC of full compliance with the construction requirements. CMRS providers also must satisfy a variety of FCC requirements relating to technical and reporting matters, including coordination of proposed frequency usage with adjacent systems in order to avoid electrical interference between adjacent systems. The FCC also requires licensees to secure FCC consent to system modifications in specified instances.

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

Cellular and broadband CMRS providers also must comply with the FCC’s rules regarding emergency 911 service. There is a staged process for the required deployment of enhanced 911 services, referred to by the FCC as Phase I and Phase II. Under Phase I, cellular and broadband CMRS providers were required as of April 1, 1998, or within six months of a request from the designated Public Safety Answering Point (“PSAP”), whichever is later, to provide, if available to the serving carrier, the telephone number of the originator of a 911 call and to provide to the designated PSAP the location of the cell site or base station receiving a 911 call from any mobile handset accessing their systems through the use of Automatic Number Identification and Pseudo-Automatic Number Identification. We comply with Phase I requirements as they are applicable to us. Under Phase II, cellular and broadband CMRS providers must provide to the designated PSAP the location of all wireless 911 callers, by longitude and latitude, in conformance with particular accuracy requirements. To comply, licensees may elect either network-based or mobile radio handset based location technologies and thereafter meet, according to a phased-in schedule, the enhanced 911 service standards stated in the FCC’s rules. We notified the FCC of our intention to utilize network-based location technologies to provide Phase II enhanced 911 service. Pursuant to terms and conditions of an FCC “Order to Stay” adopted in July 2002, granting us an extension of the compliance deadlines, we are subject to requirements of the FCC that require that we provide Phase II enhanced 911 service to at least 50% of a requesting PSAP’s coverage area or population beginning March 1, 2003, or within six months of a PSAP request, whichever is later, and to 100% of a requesting PSAP’s coverage area or population by March 1, 2004 or within 18 months of such a request, whichever is later. We have received requests from PSAPs for deployment of Phase II enhanced 911 service that relate to all areas in the states of Minnesota and Vermont where we provide cellular or PCS services. It is questionable that either request would be deemed valid according to FCC guidelines for the evaluation of such requests, so as to trigger our deployment obligations under Phase II. If we determine that we will be unable to meet any applicable deadline, we will submit  to the FCC a petition for temporary waiver and extension of time to deploy

Phase II enhanced 911 service, citing technological or other hindrances to timely implementation.  We have no assurance that any such petitions will be granted, or that we will not be subject to one or more enforcement orders or fines by the FCC in connection with our failure to comply with Phase II enhanced 911 requirements. In November 1999, the FCC determined that a cost recovery mechanism no longer has to be in place before a carrier is obligated to provide enhanced 911 services. The implementation of enhanced 911 obligations may have a financial impact on us. We are not yet able to predict the extent of that impact.

Cellular and PCS providers are required to provide number portability, which enables customers to change providers and services without changing their telephone number. By November 24, 2003, CMRS providers must be able to offer number portability without impairment of quality, reliability, or convenience when switching service providers, including the ability to support roaming throughout their networks. The FCC has solicited further comment on the appropriate cost recovery methods regarding long-term number portability. To date, the FCC has not generally extended this deadline. Although the failure to comply with this obligation could result in a fine or revocation of our licenses, we are not yet able to predict whether we will be able to comply with the number portability requirements prior to the existing deadline.

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

Telecommunications carriers also are subject to the Communications Assistance for Law Enforcement Act, also known as the “Wiretap Act,” which is under the purview of the Department of Justice. The Wiretap Act requires carriers to have a specific number of open ports available for law enforcement personnel with the appropriate legal authority to perform wiretaps on each carrier’s network. Full implementation of the Wiretap Act’s assistance capability requirements was previously required by June 30, 2000. However, because the FCC found that there was a lack of equipment available to meet these requirements, it accepted petitions for a two-year extension of this deadline on a carrier-by-carrier basis. We submitted such a petition and were granted a two-year extension, until June 30, 2002, to comply with the Wiretap Act’s assistance capability requirements. We are not yet in compliance for the same reason, and we petitioned the FCC for another two-year extension, which remains pending. Additional requirements have been adopted to require cellular and PCS licensees to accommodate interception of digital packet mode telecommunications. We will become obligated to comply with these requirements only if and when we commence to offer services that make use of digital packet mode technology. If we are not able to comply with the Wiretap Act prior to the applicable deadlines, we could be fined up to $10,000 per day. We are not yet able to predict whether we will be able to comply with the Wiretap Act requirements prior to the current deadlines.

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

The FCC in November 2002 reallocated 90 MHz of spectrum, in bands below 3 GHz, for fixed and mobile wireless services so as to provide for the introduction of new advanced wireless services to the public. At the same time the FCC issued a Notice of Proposed Rule Making to allow for adoption of rules to govern licensing of the spectrum by auction and operations using the spectrum by licensees. Our ability to offer certain new advanced wireless services in any given area, including third generation as well as future generations of wireless systems, may depend at least in part upon our ability to acquire a portion of this spectrum in an upcoming auction.

The FCC recently conducted an auction to license spectrum for commercial wireless services on spectrum currently used for analog television broadcast service on TV channels 52-59 (the “Lower 700 MHz band). Another auction is scheduled in 2003 to reoffer licenses in the Lower 700 MHz band that were not sold in the 2002 auction. A future auction is anticipated to license for commercial wireless services spectrum currently used for TV channels 60-69 (the “Upper 700 MHz band”).  Broadcasters licensed in either the Lower 700 MHz band or the Upper 700 MHz band are encouraged initially, and ultimately will be required by the FCC absent a waiver of applicable rules, to terminate analog broadcast operations in these bands and make the spectrum available to the auction winners for commercial wireless services.  Spectrum acquired by successful bidders in the Lower 700 MHz band or in the

Upper 700 MHz band is not subject to the FCC’s spectrum aggregation limit of 55 MHz, which limit is scheduled to be eliminated in any event as of January 2, 2003.

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

Employees and Sales Agents

As of December 6, 2002, we had 1,074 employees, including 481 in sales and marketing, 289 in customer service, 165 in network and systems operations, 93 in administration and 46 in finance and accounting. Approximately 53 of our employees were part-time. None of our employees is represented by a labor organization, and we believe we have excellent relations with our employees. In addition, we utilize approximately 470 independent sales agents. Wireless Alliance has no full-time or part-time employees but operates utilizing our employees.

PART II

ITEM 6.   SELECTED FINANCIAL DATA

The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K/A.

Our financial performance, and the year-to-year comparability of such performance, has been affected by acquisitions, (see discussion in Item 7), increased borrowings under our credit facility, issuance of preferred securities, development of Wireless Alliance and the issuance of senior subordinated notes to fund our growth. Accordingly, we do not believe our historical financial condition and results of operations set forth below are indicative nor should they be relied upon as an indicator of our future performance.

The following tables set forth certain of our consolidated financial and operating data as of and for each of the five years in the period ended December 31, 2001. We derived the selected financial data for each of the five years ended December 31 from our consolidated financial statements.

	Years ended December 31,
(In thousands, except per share and other operating data)	2001 (As restated)	2000	1999	1998	1997
Statement of Operations Data:

Revenues:
Service	$305,988	$238,556	$125,361	$90,997	$52,456
Roaming	116,541	98,693	43,081	19,821	9,622
Equipment	18,627	18,848	7,299	2,700	1,020
Total revenues	441,156	356,097	175,741	113,518	63,098
Operating expenses:
Network costs	101,509	85,988	38,549	33,863	20,773
Cost of equipment sales	28,415	34,711	10,951	5,968	2,807
Selling, general and administrative	117,855	95,034	54,753	39,156	25,225
Depreciation and amortization	112,577	91,078	41,277	26,532	12,458
Total operating expenses	360,356	306,811	145,530	105,519	61,263
Operating income	80,800	49,286	30,211	7,999	1,835
Other income (expense):
Interest expense	(130,432)	(89,839)	(27,116)	(19,060)	(6,065)
Interest and dividend income	1,172	2,249	467	1,461	232
Minority interest	—	—	1,663	4,553	3,082
Other	(752)	(24)	(338)	(535)	(350)
Other expense, net	(130,012)	(87,614)	(25,324)	(13,581)	(3,101)
Income (loss) before income taxes, cumulative effect adjustment and extraordinary item	(49,212)	(38,328)	4,887	(5,582)	(1,266)
Income tax provision	—	—	37	—	—
Net income (loss) before extraordinary item and cumulative effect adjustment	(49,212)	(38,328)	4,850	(5,582)	(1,266)
Extraordinary item – early extinguishment of debt	—	(925)	—	(1,042)	—
Net income (loss) before cumulative effect adjustment	(49,212)	(39,253)	4,850	(6,624)	(1,266)
Cumulative effect adjustment	1,621	—	—	—	—
Net income (loss)	(47,591)	(39,253)	4,850	(6,624)	(1,266)
Preferred stock dividend	(54,545)	(44,081)	(15,912)	(9,090)	—
Net loss applicable to common shares	$(102,136)	$(83,334)	$(11,062)	$(15,714)	$(1,266)
Basic and diluted weighted average common shares outstanding	11,865	11,510	9,047	8,916	8,853

Net loss applicable to common shares before extraordinary item and cumulative effect adjustment	$(8.74)	$(7.16)	$(1.22)	$(1.64)	$(0.14)
Extraordinary item	—	(0.08)	—	(0.12)	—
Cumulative effect adjustment	.13	—	—	—	—
Net loss per basic and diluted share	$(8.61)	$(7.24)	$(1.22)	$(1.76)	$(0.14)
EBITDA(1)	$193,377	$140,364	$71,488	$34,531	$14,293

(1)          EBITDA is the sum of earnings before interest, taxes, depreciation and amortization and is utilized as a performance measure within the wireless industry. EBITDA is not intended to be a performance measure that should be regarded as an alternative for other performance measures and should not be considered in isolation. EBITDA is not a measure of financial performance under generally accepted accounting principles and does not reflect all expenses of doing business (e.g., interest expense, preferred dividends, depreciation). Accordingly, EBITDA should not be considered as having greater significance than or as an alternative to net income or operating income as an indicator of operating performance or to cash flows as a measure of liquidity. Also, as calculated above, EBITDA may not be directly comparable to similarly titled measures reported by other companies.

	As of December 31,
(In thousands, except per share and other operating data)	2001 (As restated)	2000	1999	1998	1997
Balance Sheet Data:
Working capital (deficit)	$(18,273)	$(23,578)	$(5,887)	$(9,538)	$514
Net property and equipment	244,980	234,490	130,651	131,714	77,920
Total assets	1,836,779	1,771,796	526,278	480,524	181,588
Total long-term liabilities	1,286,301	1,157,472	339,742	298,851	128,000
Total shareholders’ (deficit) equity	(33,830)	79,955	9,427	19,279	33,731

	As of December 31,
	2001	2000	1999	1998	1997
Other Operating Data:
Customers:
Voice:
Postpaid Cellular	585,097	515,425	227,619	186,892	84,600
Prepaid Cellular	33,255	20,832	2,494	296	—
Wireless Alliance	14,417	15,865	15,658	16,208	17,167
Wholesale	29,139	12,727	—	—	—
Paging	9,740	12,214	12,476	11,254	9,312
Total customers	671,648	577,063	258,247	214,650	111,079

Marketed POPs(1)	5,893,000	5,443,000	3,118,000	3,049,000	1,939,000

Penetration(2)	10.7%	10.1%	7.9%	6.7%	5.2%

Retention(3)	97.8%	98.2%	98.3%	98.3%	98.4%

Average monthly revenue per customer(4)	$59	$61	$54	$55	$56

Acquisition cost per customer(5)	$287	$358	$365	$395	$358

Cell sites / Base stations:	684	654	328	286	121

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

ITEM 7.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As discussed in Note 1 to the Notes to Consolidated Financial Statements in Item 8, the consolidated financial statements for the year ended December 31, 2001 have been restated.  The following Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects these restatements.

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

•      Cost of equipment sales includes costs associated with telephone equipment and accessories sold to customers. In recent years, we and other wireless providers have increased the use of discounts on phone equipment as competition between service providers has intensified. As a result, we have incurred, and expect to continue to incur, losses on equipment sales per gross additional customer. We expect to continue these discounts and promotions because we believe they will result in increases in the number of our wireless customers and, consequently, increased service revenues. Cost of equipment sales does not include depreciation and amortization or the cost of handsets leased to customers, which is capitalized and depreciated over the 19-24 month period of the lease.

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

In addition to the operating expenses discussed above, we also incur other expenses, primarily interest expense related to financing.

•                  Interest expense primarily results from borrowings under the credit facility and the senior subordinated notes, the proceeds of which were used to finance acquisitions, repay other borrowings and further develop RCC’s wireless network. Also contributing to interest expense are adjustments reflecting the ineffective portion of a derivative’s change in fair value, the change in fair market value of derivatives not qualifying for hedge accounting under SFAS No. 133, the amortization of deferred financing costs and the noncash amortization of costs incurred from unwinding certain financial instruments.

Preferred stock dividends are related to our issuances of preferred securities in 1998 and 2000 in conjunction with our acquisition activity.

CRITITAL ACCOUNTING POLICIES

The following discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses, and assets and liabilities, during the periods reported.  Estimates are used when accounting for certain items such as unbilled revenues, allowance for doubtful accounts, depreciation and amortization periods, income taxes, valuation of intangible assets, and litigation contingencies.  We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions.

We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition - Service

We recognize service revenue based upon minutes of use processed and contracted fees, net of credits and adjustments for service discounts. As a result of our billing cycle cut-off times, we are required to make estimates for service revenue earned but not yet billed at the end of each quarter. These estimates are based primarily upon historical minutes of use processed.  We follow this method since reasonably dependable estimates of the revenue can be made.  Actual billing cycle results and related revenue may vary, depending on subscriber usage and rate plan mix, from the results estimated at the end of each quarter.

Revenue Recognition - Roaming Revenue and Incollect Cost

We generate revenue from charges to our customers when they use their cellular phones in other wireless providers’ markets (“Incollect Revenue”).  Until April 2000, RCC included Incollect Revenue in the roaming revenue line item in our statement of operations.  Expense associated with Incollect Revenue, charged by third-party wireless providers, was also included in roaming revenue on a net basis. RCC used this method because, historically, we have passed through to our customers most of the costs related to Incollect Revenue. However, the wireless industry, including RCC, has increasingly been using pricing plans that include flat rate pricing and larger home service areas. Under these types of plans, amounts charged to us by other wireless providers are not necessarily passed through to our customers.

In April 2000, RCC adopted a policy to include the associated expense from our incollect activity in network cost rather than reducing roaming revenue and to include Incollect Revenue as service revenue rather than in roaming revenue. Roaming revenue includes only the revenue from other wireless providers’ customers who use RCC’s network (“Outcollect Revenue”). The 2000 and 1999 consolidated financial statements were reclassified to conform to this presentation. This change in presentation has no impact on operating income.

Roaming revenues and incollect cost information is provided to RCC primarily through a third party centralized clearinghouse. From the clearinghouse we receive final settlement data at the middle of each month and preliminary settlement data at the end of each month. Management bases its accrual of roaming revenue and incollect expense from both mid-month and end-of-month clearinghouse reports. RCC follows this method since reasonably dependable estimates of roaming revenue and incollect cost can be made.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on the aging of our accounts receivable balances and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, additional allowances may be required.

Depreciation of Property and Equipment

When recording the depreciation expense associated with our wireless communications equipment, we use estimated useful lives. To monitor for changes in technology and industry conditions, we periodically evaluate the useful lives of our wireless communications equipment. These evaluations could result in a change in their useful lives in future periods.

Impairment of Long-Lived Assets

RCC assesses the impairment of its long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors management considers that could trigger an impairment review include significant underperformance relative to minimum future operating results and a significant change in the manner of use of the assets, significant technological or industry changes, or the strategy for our overall business. When we determine that the carrying value of certain long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we then measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  As part of the process of preparing the consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities.  We must then assess the likelihood that deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent the RCC increases or decreases the valuation allowance in a period, we must include an expense or benefit within the tax provision in the consolidated statement of operations.

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. As of December 31, 2001, we had recorded a full valuation allowance of $23.3 million due to uncertainties related to the Company’s ability to utilize the deferred tax assets, that primarily consist of certain net operating losses (NOL) carried forward, before they expire. The valuation allowance is based on our historical operations projected forward, our estimate of future taxable income and the period over which deferred tax assets will be recoverable. It is possible that RCC could be profitable in the future at levels which cause us to conclude that it is more likely than not that we will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, we would immediately record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates, which would approximate 38% under current tax law.  Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the provision for income taxes to vary significantly from period to period, although our cash tax payments would remain unaffected until the benefit of the NOL is utilized.

Litigation Contingencies

In the ordinary course of business, RCC is subject to litigation and contingencies.  Management must use its best judgment and estimates of probable outcomes when determining the impact to RCC and our financial results.  RCC assesses the impact of claims and litigation on a regular basis and updates the assumptions and estimates used to prepare our consolidated financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supercedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. We will adopt SFAS No. 146 prospectively to exit or disposal activities initiated after December 31, 2002.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires that gains and losses from the extinguishments of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 (“Opinion No. 30”). SFAS No. 145 is effective for RCC beginning January 1, 2003. Upon the adoption of SFAS No. 145, RCC will reclassify prior period statements of operations to conform to the presentation required by SFAS No. 145. Under SFAS No. 145, we will report gains and losses on extinguishments of debt in interest expense.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 develops a single accounting model for long-lived assets to be disposed of, such assets are held and used or newly acquired. RCC adopted this statement on January 1, 2002. There was no impact to our financial statements.

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 provides accounting and reporting standards for costs associated with the retirement of long-lived assets. It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. We have not yet determined the effect this new accounting standard may have on our results of operations, financial position and cash flows. We will be required to implement this standard effective January 1, 2003.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 141 also sets forth recognition criteria for intangible assets other than goodwill as well as disclosure requirements for business combinations. RCC adopted SFAS No. 141 on July 1, 2001.  The adoption of SFAS No. 141 had no impact on RCC’s consolidated financial statements.

Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 established new standards related to how acquired goodwill and other intangible assets are to be recorded upon their acquisition as well as how they are to be accounted for after they have been initially recognized in the financial statements. Effective with the adoption of this standard, RCC is no longer amortizing goodwill.  Additionally, we have reassessed the useful lives of previously recognized intangible assets. A significant portion of our intangible assets consists of licenses that provide our wireless operations with the exclusive right to utilize certain radio frequency spectrum to provide cellular communication services. While licenses are issued for only a fixed time, generally ten years, such licenses are subject to renewal by the FCC. Renewals of licenses have occurred routinely and at nominal cost. Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of our wireless licenses. As a result, licenses will be treated as an indefinite-lived intangible asset under the provisions of SFAS No. 142 and will not be amortized but rather will be tested for impairment. We will reevaluate the useful life determination for licenses each quarter to determine whether events and circumstances continue to support an indefinite useful life.

RCC has completed a transitional impairment test for both its consolidated goodwill and licensing costs and determined that there were impairments of $5.0 million and $412.0 million, respectively.  RCC used a fair value approach, using primarily discounted cash flows, to complete the transitional impairment tests.  In accordance with SFAS No. 142, the impairment charges are recorded in RCC’s consolidated financial statements for the first quarter of 2002.

On a prospective basis, RCC is required to test both consolidated goodwill and other indefinite-lived intangible assets, including licenses, for impairment on an annual basis based upon a fair value approach. Additionally, goodwill will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of entity below its carrying value. These events or circumstances would include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors.  Other indefinite-lived intangible assets will be tested between annual tests if events or changes in circumstances indicate that the asset might be impaired. RCC will perform its annual impairment test for both goodwill and licensing costs during the fourth quarter of 2002, using methodologies consistent with those applied for its transitional impairment tests performed as of January 1, 2002.

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

•      In January 2001, in the Saco River acquisition, we acquired wireless operations and licenses in the Portsmouth, New Hampshire service areas for approximately $194.3 million in cash. In the acquisition, we also acquired the ILEC business of Saco River. We sold the Saco River ILEC in October 2001 for approximately $35.5 million in cash and used the net proceeds to repay indebtedness under the credit facility.

All of these acquisitions were accounted for as purchases and subsequent operating results have been  included in our historical financial statements from their respective dates of acquisition. As a result of our acquisitions, we do not believe our historical financial condition and results of operations are necessarily indicative nor should they be relied upon as an indicator of future performance.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations data as a percentage of total revenues as well as other operating data for the periods indicated.

	Years ended December 31,
	2001 (As restated)	2000	1999
REVENUES:
Service	69.4%	67.0%	71.3%
Roaming	26.4	27.7	24.5
Equipment	4.2	5.3	4.2
Total revenues	100.0	100.0	100.0

OPERATING EXPENSES:
Network costs	23.0	24.1	21.9
Cost of equipment sales	6.4	9.7	6.2
Selling, general and administrative	26.7	26.7	31.2
Depreciation and amortization	25.5	25.6	23.5
Total operating expenses	81.6	86.1	82.8
OPERATING INCOME	18.4	13.9	17.2

OTHER INCOME (EXPENSE):
Interest expense	(29.6)	(25.2)	(15.4)
Interest and dividend income	0.3	0.6	0.3
Minority interest	—	—	0.9
Other	(0.2)	0.0	(0.2)
Other expense, net	(29.5)	(24.6)	(14.4)

INCOME (LOSS) BEFORE INCOME TAX, EXTRAORDINARY ITEM, AND CUMULATIVE EFFECT ADJUSTMENT	(11.1)	(10.7)	2.8
INCOME TAX PROVISION	—	—	0.0
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT ADJUSTMENT	(11.1)	(10.7)	2.8
EXTRAORDINARY ITEM-EARLY EXTINGUISHMENT OF DEBT	—	(0.3)	—
NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT ADJUSTMENT	(11.1)	(11.0)	2.8
CUMULATIVE EFFECT ADJUSTMENT	0.3	—	—
NET INCOME (LOSS)	(10.8)	(11.0)	2.8
PREFERRED STOCK DIVIDEND	(12.4)	(12.4)	(9.1)
NET LOSS APPLICABLE TO COMMON SHARES	(23.2)%	(23.4)%	(6.3)%
EBITDA(1)	43.8%	39.4%	40.7%

(1)          EBITDA is the sum of earnings before interest, taxes, depreciation and amortization and is utilized as a performance measure within the wireless industry. EBITDA is not intended to be a performance measure that should be regarded as an alternative for other performance measures and should not be considered in isolation. EBITDA is not a measure of financial performance under generally accepted accounting principles and does not reflect all expenses of doing business (e.g., interest expense, preferred dividends, depreciation). Accordingly, EBITDA should not be considered as having greater significance than or as an alternative to net income or operating income as an indicator of operating performance or to cash flows as a measure of liquidity. Also, as calculated above, EBITDA may not be directly comparable to similarly titled measures reported by other companies.

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

Roaming Revenues. Reflecting the acquisition of Triton Cellular and Saco River together with increases in outcollect roaming minutes, consolidated roaming revenues for 2001 increased 18.1% to $116.5 million from $98.7 million in 2000. Roaming minutes in existing markets have increased in part due to the activation of additional cell sites and increased industry-wide wireless usage. Partially offsetting the revenue increase during 2001 was the decrease in outcollect roaming yield per minute. Including toll, outcollect roaming yield decreased to $0.34 per minute in 2001 as compared to $0.49 in 2000. AT&T Wireless and Verizon Wireless account for approximately 70% of our outcollect minutes. We expect increases in outcollect minute volumes to continue offsetting declines in roaming yield per minute, resulting in moderate roaming revenue growth in 2002 as compared to 2001.  RCC’s newly signed amendment with AT&T Wireless is effective through December 2004 and covers our Northeast and Midwest regions.

Equipment Revenues. Consolidated equipment revenues for 2001 decreased 1.2% to $18.6 million from $18.8 million in 2000. The decrease in equipment revenue reflects the additional equipment revenue from the Triton Cellular and Saco River acquisitions offset by reductions in equipment margin, network equipment reselling and an increase in phone service leasing.

Operating Expenses

Network Costs. Primarily reflecting the additional network costs from the acquisition of Triton Cellular and Saco River and increases in incollect minutes, consolidated network costs for 2001 increased 18.1% over 2000 to $101.5 million as compared to $86.0 million in 2000. Also contributing to this increase was the cost relating to greater incollect activity resulting from service plans with expanded local service areas. Offsetting the increase in incollect minutes was a decline in per minute cost in 2001 to $0.25 from $0.40 in 2000. Total incollect cost was $49.8 million in 2001 as compared to $48.6 million in 2000. As a percentage of total revenues, consolidated network costs for 2001 decreased to 23.0% from 24.1% in 2000.

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

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses for 2001 increased 24.0% over 2000 to $117.9 million from $95.0 million. The increase in SG&A expenses primarily reflects RCC’s ownership of Triton Cellular and Saco River operations in 2001. Also contributing to the increase in SG&A expense was an increase in the provision for doubtful accounts to $13.8 million in 2001 as compared to $5.1 million in 2000. SG&A expenses, as a percentage of sales, was 26.7% in 2001 and 2000.

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

With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt SFAS No. 142 effective January 1, 2002. Goodwill amortization of $12.3 million and $10.5 million is included in the accompanying consolidated statements of operations for the years ended December 31, 2001 and 2000, respectively. License amortization of $23.9 million and $19.5 million is included in the accompanying consolidated statements of operations for the years ended December 31, 2001 and 2000, respectively.  Effective January 1, 2002, amortization of goodwill and licenses will not be included in the statements of operations.

Other Income (Expense)

Interest Expense. Interest expense for 2001 increased 45.2% to $130.4 million as compared to $89.8 million in 2000. The increase primarily reflects increased borrowings under the credit facility to complete the acquisitions of Triton Cellular and Saco River and a $16.4 million noncash charge reflecting accounting for derivative instruments pursuant to SFAS No. 133 (as amended by SFAS No. 138,) which we adopted on January 1, 2001.

Preferred Stock Dividends

Preferred stock dividends in 2001 increased 23.7% to $54.5 million as compared to $44.1 million in 2000. The increase primarily resulted from the issuances of junior and senior exchangeable preferred stock in February 2000, Class T preferred stock in March 2000, and Class M preferred stock in April 2000. See note 1 of our consolidated financial statements for additional information regarding preferred stock dividends.

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

Operating Expenses

Network Costs. Primarily reflecting the additional network costs resulting from the acquisition of Triton Cellular, our consolidated network costs for 2000 increased 123.1% to $86.0 million from $38.5 million in 1999. As a percentage of total revenues, consolidated network costs for 2000 increased to 24.1% from 21.9% in 1999. Certain service plans in the newly acquired Triton regions, which had extended footprints for their customers, incurred higher than expected incollect minute increases, which contributed to the increase in network costs as a percentage of total revenues.

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

Our credit facility contains certain financial covenants that, among other things, limit our ability to incur indebtedness, make investments, create or permit liens, make capital expenditures, make guarantees and pay cash dividends. Our credit facility also requires the use of derivatives to manage interest rate risk (see Item 7A for further discussion.) On December 14, 2000 and March 31, 2001 we obtained amendments and waivers of certain financial covenants in the credit facility. As of December 31, 2001, we were in compliance with all covenants and had $115.2 million available for borrowing.

On January 16, 2002, we issued $300 million aggregate principal amount of 9 ¾% senior subordinated notes due 2010. The net proceeds from the offerings of the notes were used to pay down borrowings under our credit facility resulting in availability under the credit facility increasing to $262.9 million. In connection with the offering of the notes, we amended the terms of our credit facility to:

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

•         expand the kinds of events that would trigger the change of control default, and

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

We currently pay dividends on our senior and junior exchangeable preferred stock by issuing additional shares of exchangeable preferred stock. After May 15, 2003, we may be required to pay cash dividends on our senior exchangeable preferred stock, and beginning February 15, 2005, we may be required to pay cash dividends on our junior exchangeable preferred stock.

The following table summarizes our anticipated cash requirements through December 31, 2006 under our contractual obligations existing as of January 16, 2002, excluding interest payable under the credit facility, the 9 5/8% senior subordinated notes, and the 9 ¾% senior subordinated notes.

Total

2002

2003

2004

2005

2006

Thereafter

(in thousands)
Debt service
Credit facility	$813,853	$—	$37,001	$62,808	$74,035	$89,754	$550,255

9 ¾% Senior subordinated notes (due 1/15/2010)	300,000	—	—	—	—	—	300,000
9 5/8% Senior subordinated notes (due 5/15/2008)	125,000	—	—	—	—	—	125,000

Senior exchangeable preferred stock (due 5/15/2010)	254,776	—	—	—	—	—	254,776
Senior exchangeable preferred security cash dividends beginning August 15, 2003	202,860	—	14,492	28,980	28,980	28,980	101,428

Junior exchangeable preferred stock (due 2/15/2011)	255,863	—	—	—	—	—	255,863
Junior exchangeable preferred security cash dividends beginning May 15, 2005	188,040	—	—	—	23,505	31,340	133,195

Class M Voting Convertible Preferred Stock	288,155	—	—	—	—	—	288,155

Other long-term obligations	6,500	—	6,500	—	—	—	—
	2,435,047	—	57,993	91,788	126,520	150,074	2,008,672

Operating lease obligations	24,390	7,142	5,410	4,023	2,716	1,476	3,623

Total contractual cash obligations	$2,459,437	$7,142	$63,403	$95,811	$129,236	$151,550	$2,012,295

*assumes that senior exchangeable preferred stock dividends are paid in kind through May 15, 2003.

**assumes that junior exchangeable preferred stock dividends are paid in kind through February 15, 2005.

Capital expenditures for 2001 were approximately $46.0 million. These purchases reflect the continued expansion of our existing wireless coverage, leasing of handsets to certain customer groups, and upgrading of existing cell sites and switching equipment. Although budgeted capital expenditures for fiscal 2002 were approximately $75 million, there are no outstanding firm purchase commitments. Capital expenditures in 2002 will include the maintenance of our existing infrastructure, enhancing coverage in our service areas, and meeting the buildout requirement for our PCS licenses.

Net cash provided by operating activities was $75.5 million for the year ended December 31, 2001. Adjustments to the $47.6 million net loss to reconcile to net cash provided by operating activities included $112.6 million in depreciation and amortization, a $16.4 million change in financial instruments valuation, a cumulative effect adjustment of $1.6 million, a $849,000 decrease in accounts receivable, a $7.8 million decrease in accounts payable, a $1.2 million increase in advance billings and customer deposits, and a $1.4 million decrease in other accrued expenses.

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

ITEM 7A.                                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have used senior subordinated notes and bank credit facilities to finance, in part, our acquisition activities, capital requirements, and operations. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose us to interest rate risk, with the primary interest rate risk exposure resulting from changes in LIBOR or the prime rate, which we use to determine the interest rates that are applicable to borrowings under our bank credit facilities. We use derivative financial instruments to help manage interest expense.

RCC’s financial instruments are as follows:

		Carrying value		Estimated fair market value
(Dollars in thousands)	Notional amount	December 31, 2001	December 31, 2000	December 31, 2001	December 31, 2000

Financial assets
Cash	$—	$1,995	$2,205	$1,995	$2,205
(*) Interest rate flooridor :
Fleet Bank (terminates May 12, 2003)	252,000	1,699	1,019	1,699	2,640
Accounts receivable, net	—	45,279	43,324	45,279	43,324
Total financial assets	$252,000	$48,973	$46,548	$48,973	$48,169
Financial liabilities
Credit facility	—	$1,111,510	$1,018,350	$987,145	$993,899
9 5/8% Senior Subordinated Notes	—	125,000	125,000	127,031	116,875
11 3/8% Senior exchangeable preferred stock	—	215,373	192,556	187,375	141,710
12 ¼% Junior exchangeable preferred stock	—	172,901	153,283	145,237	131,094
	—	1,624,784	1,489,189	1,446,788	1,383,578
Derivative financial instruments
Interest rate swap agreements:
TD Securities (terminates May 16, 2005)	84,000	5,854	—	5,854	3,275
PNC Bank (terminates May 16, 2003)	42,000	2,703	—	2,703	1,610
Union Bank (terminates May 16, 2003)	84,000	5,387	—	5,387	3,188
Fleet Bank (terminates May 16, 2005)	42,000	2,791	—	2,791	1,600
Interest rate collar agreements:
PNC Bank (terminates May 25, 2003)	47,000	2,025	—	2,025	960
Fleet Bank (terminates May 25, 2003)	94,000	3,553	—	3,553	987
Union Bank (terminates June 5, 2003)	96,000	2,961	—	2,961	—
PNC Bank (terminates June 6, 2003)	94,000	3,301	—	3,301	919
Union Bank (terminates June 5, 2003)	46,000	1,746	—	1,746	617
(**) Swaption:
TD Securities (terminates March 15, 2008)	131,016	12,628	—	12,628	—
	760,016	42,949	—	42,949	13,156
Other financial instruments	—	—	7,374		7,374
Other long-term liabilities	—	6,842	6,748	6,842	6,748
Total financial liabilities	$760,016	$1,674,575	$1,503,311	$1,496,579	$1,410,856

(*) During 2000, RCC entered into an interest rate instrument (“Flooridor”). The Flooridor does not qualify for hedge accounting treatment under SFAS No. 133 and as such is recorded in the balance sheet at fair value within other assets with related changes in fair value included in the statement of operations.

(**) RCC has $125 million in subordinated debt that was issued in May 1998 and matures in May 2008. The $8.7 million value of an embedded call option within the subordinated debt was monetized in March 2001 resulting in a swaption. The swaption does not qualify for hedge accounting treatment under SFAS No. 133 and as such is recorded in the balance sheet at fair value within long-term liabilities with related changes in fair value included in the statement of operations.

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

At the same time we entered into swap agreements with a total notional amount of $252.0 million, we also entered into two “flooridors” with an equivalent total notional amount in order to further manage our interest expense. We paid the counterparty $1.2 million to enter into the flooridors. Under the flooridors, if, as of a quarterly reference date, LIBOR is less than 7.35% but greater than 6.85%, the counterparty is required to make a quarterly payment to us equal to the difference between LIBOR and 7.35% on the notional amount of $252.0 million. If, as of a quarterly reference date, LIBOR is less than 6.85%, the counterparty is required to make a quarterly payment to us equal to 0.50% on the total notional amount. If LIBOR is equal to or greater than 7.35%, neither party is required to make a payment. The flooridors terminate on May 12, 2003. As of December 31, 2001, we recorded the flooridors at their fair market value as a $1.7 million asset within other assets.

Our existing 9 5/8% senior subordinated notes mature in 2008. They are redeemable at our option for a premium after May 15, 2003. Under some conditions, it could become economically desirable for us to redeem the notes. In order to monetize the value of the option to redeem those notes, we entered into a “swaption” with respect to the notes. The counterparty purchased the swaption from us on March 1, 2001 for $8.7 million. Under the swaption, the counterparty has the right, but not the obligation, to receive a quarterly payment based on a rate of 9.625% per annum on the $131.0 million notional amount of the swaption in return for a quarterly payment based on LIBOR plus 1.50% per annum on that notional amount. This right is first exercisable on March 13, 2003. The swaption terminates on March 15, 2008. As of December 31, 2001, the swaption was carried on our balance sheet at its fair market value as a $12.6 million liability within long-term liabilities.

See Notes 6 and 13 of our consolidated financial statements for additional information regarding financial instrument activity.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements and Notes thereto commencing on Page F-1.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K/A

(a)	(1) Consolidated Financial Statements

Independent Auditors’ Report and Report of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 2001 (as restated) and 2000

Consolidated Statements of Operations for the Years Ended December 31, 2001 (as restated), 2000 and 1999

Consolidated Statements of Shareholders’ (Deficit) Equity for the Years Ended December 31, 2001 (as restated), 2000 and 1999

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001 (as restated), 2000 and 1999

Notes to Consolidated Financial Statements

(2) Consolidated Financial Statement Schedules

The following financial statement schedules are filed as part of this Form 10-K/A:

Independent Auditors’ Report and Report of Independent Public Accountants

Schedule II - Valuation and Qualifying Accounts

All schedules not included are omitted either because they are not applicable or because the information required therein is included in Notes to Consolidated Financial Statements.

(3) Exhibits

See Exhibit Index on page 79.

(b)	Reports on Form 8-K

A Report on Form 8-K dated November 6, 2001, reporting under Items 7 and 9, was filed during the three months ended December 31, 2001.

(c)	Exhibits

See Exhibit Index on page 79.

(d)	Financial Statement Schedules

See Item 15 (a) (2), above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rural Cellular Corporation
/s/ Richard P. Ekstrand
Richard P. Ekstrand
President and Chief Executive Officer
Date: December 20, 2002

Rural Cellular Corporation
/s/ Wesley E. Schultz
Wesley E. Schultz
Chief Financial Officer
Date: December 20, 2002

SECTION 302 CERTIFICATION

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Richard P. Ekstrand, certify that:

(1) I have reviewed this Annual Report on Form 10-K/A of Rural Cellular Corporation, a Minnesota corporation (the “Registrant”);

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

Date: December 20, 2002	By: /s/ Richard P. Ekstrand
Richard P. Ekstrand

SECTION 302 CERTIFICATION

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Wesley E. Schultz, certify that:

(1) I have reviewed this Annual Report on Form 10-K/A of Rural Cellular Corporation, a Minnesota corporation (the “Registrant”);

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

Date: December 20, 2002	By: /s/ Wesley E. Schultz
Wesley E. Schultz

INDEPENDENT AUDITORS’ REPORT

Shareholders and Board of Directors

Rural Cellular Corporation and Subsidiaries

Alexandria, Minnesota

We have audited the accompanying consolidated balance sheet of Rural Cellular Corporation and Subsidiaries (the Company) as of December 31, 2001 and the related consolidated statements of operations, shareholders’ (deficit) equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of the Company as of December 31, 2000 and 1999 and for each of the two years in the period then ended were audited by other auditors who have ceased operations.  Those auditors expressed an unqualified opinion on those financial statements in their report dated February 1, 2002.  Those auditors reported on the 2001 financial statements prior to the restatement discussed in Note 1.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and the results of its operations and its cash flows for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5, effective January 1, 2001, the Company adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of SFAS No. 133).

As discussed in Note 1, the accompanying 2001 consolidated financial statements have been restated.

Deloitte & Touche LLP

Minneapolis, Minnesota

November 12, 2002

THIS IS A COPY OF A PREVIOUSLY ISSUED REPORT

According to the Securities and Exchange Commission’s amendment of Rule 2-02 of Regulation S-X, the following report is a copy of a report previously issued by Arthur Andersen LLP (Andersen), our former independent public accountants, who have ceased operations.  This report has not been reissued by Andersen.  Andersen reported on such financial statements prior to the restatement discussed in Note 1.

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

As explained in Note 5 to the financial statements, effective January 1, 2001 the Company adopted the provisions of SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities.”

Arthur Andersen LLP

Minneapolis, Minnesota,

February 1, 2002

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS

	As of December 31,
	2001 (As restated - see Note 1)	2000
CURRENT ASSETS:
Cash	$1,995	$2,205
Accounts receivable, less allowance of $4,016 and $2,385	45,279	43,324
Inventories	6,617	6,753
Other current assets	2,408	2,618
Total current assets	56,299	54,900
PROPERTY AND EQUIPMENT, less accumulated depreciation of $137,776 and $93,446	244,980	234,490

LICENSES AND OTHER ASSETS:
Licenses, less accumulated amortization of $50,409 and $26,500	1,030,624	960,570
Goodwill, less accumulated amortization of $32,493 and $18,538	361,184	352,442
Customer lists, less accumulated amortization of $45,730 and $21,536	113,299	129,794
Deferred debt issuance costs, less accumulated amortization of $8,306 and $5,163	22,549	22,331
Restricted funds in escrow	—	10,000
Other assets, less accumulated amortization of $1,230 and $908	7,844	7,269
Total licenses and other assets	1,535,500	1,482,406
	$1,836,779	$1,771,796

The accompanying notes are an integral part of these consolidated financial statements.

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

	As of December 31,
	2001 (As restated - see Note 1)	2000
CURRENT LIABILITIES:
Accounts payable	$35,356	$41,545
Advance billings and customer deposits	9,315	7,563
Accrued interest	13,033	15,724
Dividends payable	5,710	5,085
Other accrued expenses	11,158	8,561
Total current liabilities	74,572	78,478
LONG-TERM LIABILITIES	1,286,301	1,157,472
Total liabilities	1,360,873	1,235,950

COMMITMENTS AND CONTINGENCIES (Note 10)

REDEEMABLE PREFERRED STOCK	509,736	455,891
SHAREHOLDERS’ (DEFICIT) EQUITY:
Class A common stock; $.01 par value; 200,000 shares authorized, 11,176 and 11,034 issued	112	110
Class B common stock; $.01 par value; 10,000 shares authorized, 728 and 782 issued	7	8
Additional paid-in capital	191,964	190,751
Accumulated deficit	(213,050)	(110,914)
Accumulated other comprehensive loss	(12,863)	—
Total shareholders’ (deficit) equity	(33,830)	79,955
	$1,836,779	$1,771,796

The accompanying notes are an integral part of these consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the years ended December 31,
	2001 (As restated - see Note 1)	2000	1999
REVENUES:
Service	$305,988	$238,556	$125,361
Roaming	116,541	98,693	43,081
Equipment	18,627	18,848	7,299
Total revenues	441,156	356,097	175,741

OPERATING EXPENSES:
Network costs, excluding depreciation and amortization	101,509	85,988	38,549
Cost of equipment sales	28,415	34,711	10,951
Selling, general and administrative	117,855	95,034	54,753
Depreciation and amortization	112,577	91,078	41,277
Total operating expenses	360,356	306,811	145,530

OPERATING INCOME	80,800	49,286	30,211

OTHER INCOME (EXPENSE):
Interest expense	(130,432)	(89,839)	(27,116)
Interest and dividend income	1,172	2,249	467
Other	(752)	(24)	1,325
Other expense, net	(130,012)	(87,614)	(25,324)
INCOME (LOSS) BEFORE INCOME TAX, CUMULATIVE EFFECT ADJUSTMENT AND EXTRAORDINARY ITEM	(49,212)	(38,328)	4,887
INCOME TAX PROVISION	—	—	37
INCOME (LOSS) BEFORE CUMULATIVE EFFECT ADJUSTMENT AND EXTRAORDINARY ITEM	(49,212)	(38,328)	4,850
EXTRAORDINARY ITEM – EARLY EXTINGUISHMENT OF DEBT	—	(925)	—
INCOME (LOSS) BEFORE CUMULATIVE EFFECT ADJUSTMENT	(49,212)	(39,253)	4,850

CUMULATIVE EFFECT ADJUSTMENT	1,621	—	—

NET INCOME (LOSS)	(47,591)	(39,253)	4,850

PREFERRED STOCK DIVIDEND	(54,545)	(44,081)	(15,912)

NET LOSS APPLICABLE TO COMMON SHARES	$(102,136)	$(83,334)	$(11,062)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	11,865	11,510	9,047

NET LOSS APPLICABLE TO COMMON SHARES BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT ADJUSTMENT	$(8.74)	$(7.16)	$(1.22)
EXTRAORDINARY ITEM	—	(0.08)	—
CUMULATIVE EFFECT ADJUSTMENT	0.13	—	—
NET LOSS PER BASIC AND DILUTED SHARE	$(8.61)	$(7.24)	$(1.22)

The accompanying notes are an integral part of these consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

(In thousands)

					Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders’ (Deficit) equity	Comprehensive Loss
	Class A Common Stock		Class B Common Stock

	Shares	Amount	Shares	Amount
BALANCE, December 31, 1998	7,780	$78	1,203	$12	$35,707	$(16,518)	$—	$19,279	—
Conversion of Class B common stock to Class A common stock	171	2	(171)	(2)	—	—	—	—	—
Stock issued through employee stock purchase plan	17	—	—	—	151	—	—	151	—
Stock options exercised	122	1	—	—	1,058	—	—	1,059	—
COMPONENTS OF COMPREHENSIVE LOSS									—
Net loss applicable to common shares	—	—	—	—	—	(11,062)	—	(11,062)	(11,062)
BALANCE, December 31, 1999	8,090	81	1,032	10	36,916	(27,580)	—	9,427	—
Conversion of common stock to Class T preferred stock	(43)	—	(105)	(1)	(7,539)	—	—	(7,540)	—
Issuance of common stock, net	2,749	27	—	—	160,409	—	—	160,436	—
Conversion of Class B common stock to Class A common stock	145	1	(145)	(1)	—	—	—	—	—
Stock issued through employee stock purchase plan	38	—	—	—	375	—	—	375	—
Stock options exercised	55	1	—	—	590	—	—	591	—
COMPONENTS OF COMPREHENSIVE LOSS
Net loss applicable to common shares	—	—	—	—	—	(83,334)	—	(83,334)	(83,334)
BALANCE, December 31, 2000	11,034	110	782	8	190,751	(110,914)	—	79,955	—
Conversion of Class B common stock to Class A common stock	54	1	(54)	(1)	—	—	—	—	—
Stock issued through employee stock purchase plan	25	—	—	—	620	—	—	620	—
Stock options exercised	63	1	—	—	593	—	—	594	—
COMPONENTS OF COMPREHENSIVE LOSS
Net loss applicable to common shares (as restated – see Note 1)	—	—	—	—	—	(102,136)	—	(102,136)	(102,136)
Cumulative effect of SFAS No. 133 at January 1, 2001 (as restated – see Note 1)	—	—	—	—	—	—	(5,526)	(5,526)	(5,526)
Current year effect of SFAS No. 133 (as restated – see Note 1)	—	—	—	—	—	—	(7,337)	(7,337)	(7,337)
Total comprehensive loss	—	—	—	—	—	—	—	—	(114,999)

BALANCE, December 31, 2001 (As restated – see Note 1)	11,176	$112	728	$7	$191,964	$(213,050)	$(12,863)	$(33,830)

The accompanying notes are an integral part of these consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended December 31,
	2001 (As restated - see Note 1)	2000	1999
OPERATING ACTIVITIES:
Net income (loss)	$(47,591)	$(39,253)	$4,850
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	112,577	91,078	41,277
Extraordinary item - early extinguishment of debt	—	925	—
Equity in losses of unconsolidated affiliates	2	2	3
Mark-to-market adjustments - financial instruments	16,425	—	—
Cumulative effect adjustment	(1,621)	—	—
Other	1,962	1,419	(618)
Change in other operating elements:
Accounts receivable	849	(14,071)	(3,365)
Inventories	292	145	(2,098)
Other current assets	605	192	187
Accounts payable	(7,786)	25,297	(181)
Advance billings and customer deposits	1,199	1,721	34
Other accrued expenses	(1,410)	14,717	323
Net cash provided by operating activities	75,503	82,172	40,412
INVESTING ACTIVITIES:
Purchases of property and equipment, net	(45,979)	(54,832)	(26,287)
Purchases of wireless properties, net of cash acquired	(178,566)	(1,232,692)	(11,465)
Proceeds from sale of properties	48,929	—	—
Pending acquisition costs	—	(10,000)	(36,360)
Purchases of FCC licenses	—	—	(8,656)
Other	1,080	(1,763)	19
Net cash used in investing activities	(174,536)	(1,299,287)	(82,749)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	1,214	966	1,210
Proceeds from offering of common stock, net	—	160,436	—
Proceeds from issuance of preferred securities, net	—	263,394	—
Proceeds from issuance of long-term debt	349,344	1,104,948	67,000
Repayments of long-term debt	(256,089)	(299,350)	(27,000)
Proceeds from swaption	8,720	—	—
Proceeds from interest rate swap transactions	—	6,550	982
Payments of debt issuance costs	(4,366)	(18,909)	(632)
Net cash provided by financing activities	98,823	1,218,035	41,560
NET INCREASE (DECREASE) IN CASH	(210)	920	(777)
CASH, at beginning of year	2,205	1,285	2,062
CASH, at end of year	$1,995	$2,205	$1,285

The accompanying notes are an integral part of these consolidated financial statements.

RURAL CELLULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

1.  Restatement:

Subsequent to the issuance of our 2001 financial statements, it was determined that the original treatment of certain derivatives and hedge instruments was not in accordance with Statement of Financial Accounting Standards (“SFAS”) No.133, “Accounting for Derivatives and Hedging Activities” (“SFAS No. 133”), as amended. In addition, a correction was made to the calculation for noncash dividends on our Class M preferred stock.

The following table summarizes the changes to RCC’s consolidated financial statements for the year ended December 31, 2001 resulting from the restatement.

Effects of Restatement on Financial Statements
(In thousands, except per share data)

	Year ended
	December 31, 2001
	As originally reported	As restated
Interest expense, net	$(114,100)	$(129,260)
Net loss before cumulative effect adjustment and extraordinary item	(34,052)	(49,212)
Cumulative effect adjustment	137	1,621
Net loss	(33,915)	(47,591)
Preferred stock dividend	(53,644)	(54,545)
Net loss applicable to common shares	(87,559)	(102,136)
Net loss per basic and diluted share	$(7.38)	$(8.61)

	As of
	December 31, 2001
	As originally reported	As restated
Long-term liabilities	$1,290,338	$1,286,301
Redeemable preferred stock	508,836	509,736
Accumulated deficit	(198,473)	(213,050)
Accumulated other comprehensive loss	$(30,577)	$(12,863)

2.  Organization and Nature of Business:

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

At December 31, 2001, the Company had negative working capital of $(18.3) million and a shareholders’ deficit of $(33.8) million.

3.  Strategic History:

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

•      In January 2001, in the Saco River acquisition, RCC acquired wireless operations and licenses in the Portsmouth, New Hampshire service areas for approximately $194.3 million in cash. In the acquisition, RCC also acquired the ILEC business of Saco River. RCC sold the Saco River ILEC in October 2001 for approximately $35.5 million in cash and used the net proceeds to repay indebtedness under the credit facility.

Accounting Treatment

The purchase prices for the Acquisitions were allocated to the net assets based on their estimated fair values and the excess was allocated to licenses and goodwill. The Acquisitions were accounted for under the purchase method of accounting; accordingly, operating results have been included from the date of acquisition.

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

	Years ended December 31,
(in thousands except per share)	2001	% of Rev	2000	% of Rev
REVENUES:
Service	$305,988	69.4%	$278,127	65.7%
Roaming	116,541	26.4	123,938	29.2
Equipment	18,627	4.2	21,703	5.1
Total revenues	441,156	100.0	423,768	100.0
OPERATING EXPENSES:
Network costs	101,509	23.0	103,165	24.3
Cost of equipment sales	28,415	6.4	39,627	9.4
Selling, general and administrative	117,855	26.7	112,606	26.6
Depreciation and amortization	112,577	25.5	110,699	26.1
Total operating expenses	360,356	81.6	366,097	86.4
OPERATING INCOME	80,800	18.4	57,671	13.6
Net loss before extraordinary item and cumulative effect adjustment	(49,212)	(11.1)	(63,387)	(15.0)
Net loss applicable to common shares	$(102,136)	(23.2)%	$(111,634)	(26.3)%
Weighted average common shares outstanding	11,865		11,510
Net loss per basic and diluted common share	$(8.61)		$(9.70)

4.  Summary of Significant Accounting Policies:

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

In April 2000, RCC adopted a policy to include the associated expense from its incollect activity in network cost rather than reducing roaming revenue and to include Incollect Revenue as service revenue rather than in roaming revenue.  Roaming revenue includes only the revenue from other wireless providers’ customers who use RCC’s network (“Outcollect Revenue.”) The 2000 and 1999 consolidated financial statements were reclassified to conform to this presentation.  This change in presentation has no impact on operating income.

Roaming revenues and incollect cost information is provided to RCC primarily through a third party centralized clearinghouse. From the clearinghouse we receive final settlement data at the middle of each month and preliminary settlement data at the end of each month. Management bases its accrual of roaming revenue and incollect expense from both mid-month and end-of-month clearinghouse reports. RCC follows this method since reasonably dependable estimates of roaming revenue and incollect cost can be made.

Recently Issued Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supercedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. We will adopt SFAS No. 146 prospectively to exit or disposal activities initiated after December 31, 2002.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires that gains and losses from the extinguishments of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 (“Opinion No. 30”). SFAS No. 145 is effective for RCC beginning January 1, 2003. Upon the adoption of SFAS No. 145, RCC will reclassify prior period statements of operations to conform to the presentation required by SFAS No. 145. Under SFAS No. 145, we will report gains and losses on extinguishments of debt in interest expense.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. RCC adopted this statement on January 1, 2002. There was no impact to our financial statements.

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 provides accounting and reporting standards for costs associated with the retirement of long-lived assets. It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. We have not yet determined the effect this new accounting standard may have on our results of operations, financial position and cash flows. We will be required to implement this standard effective January 1, 2003.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 141 also sets forth recognition criteria for intangible assets other than goodwill as well as disclosure requirements for business combinations. RCC adopted SFAS No. 141 on July 1, 2001.  The adoption of SFAS No. 141 had no impact on RCC’s consolidated financial statements.

Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 established new standards related to how acquired goodwill and other intangible assets are to be recorded upon their acquisition as well as how they are to be accounted for after they have been initially recognized in the financial statements. Effective with the adoption of this standard, RCC is no longer amortizing goodwill.  Additionally, we have reassessed the useful lives of previously recognized intangible assets. A significant portion of our intangible assets consists of licenses that provide our wireless operations with the exclusive right to utilize certain radio frequency spectrum to provide cellular communication services. While licenses are issued for only a fixed time, generally ten years, such licenses are subject to renewal by the FCC. Renewals of licenses have occurred routinely and at nominal cost. Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of our wireless licenses. As a result, licenses will be treated as an indefinite-lived intangible asset under the provisions of SFAS No. 142 and will not be amortized but rather will be tested for impairment. We will reevaluate the useful life determination for licenses quarter to determine whether events and circumstances continue to support an indefinite useful life.

RCC has completed a transitional impairment test for both its consolidated goodwill and licensing costs and determined that there were impairments of $5.0 million and $412.0 million, respectively.  RCC used a fair value approach, using primarily discounted cash flows, to complete the transitional impairment tests.  In accordance with SFAS No. 142, the impairment charges are recorded in RCC’s consolidated financial statements for the first quarter of 2002.

On a prospective basis, RCC is required to test both consolidated goodwill and other indefinite-lived intangible assets, including licenses, for impairment on an annual basis based upon a fair value approach. Additionally, goodwill will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of entity below its carrying value. These events or circumstances would include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors.  Other indefinite-lived intangible assets will be tested between annual tests if events or changes in circumstances indicate that the asset might be impaired. RCC will perform its annual impairment test for both goodwill and licensing costs during the fourth quarter of 2002, using methodologies consistent with those applied for its transitional impairment tests performed as of January 1, 2002.

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

Revenue Recognition

The Company’s revenues primarily consist of service, roaming and equipment revenues, each of which is described below:

•                  Service revenues include monthly access charges, charges for airtime used in excess of the time included in the service package purchased, activation fees, long distance charges derived from calls placed by customers as well as cellular and paging equipment lease revenues. Also included are activation fees and charges for such features as voicemail, call waiting, and call forwarding. Service revenue also includes Incollect revenue.  The Company does not charge installation or connection fees.

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

The components of property and equipment and the useful lives of the Company’s assets are as follows as of December 31:

(in thousands)	2001	2000	Useful Lives
Land	$7,021	$6,145	N/A
Building and towers	89,113	81,424	15-39 Years
Equipment	225,098	192,580	2-10 Years
Phone service equipment	31,998	17,761	19-24 Months
Furniture and fixtures	22,401	18,431	3-10 Years
Assets under construction	7,125	11,595	N/A
	382,756	327,936

Less—accumulated depreciation	(137,776)	(93,446)
Property and equipment – net	$244,980	$234,490

The Company’s network construction expenditures are recorded as assets under construction until the system or assets are placed in service, at which time the assets are transferred to the appropriate property and equipment category.  Throughout the years ended December 31, 2001 and 2000, as a component of assets under construction, the Company capitalized $1.7 million and $2.2 million, respectively, in salaries of the Company’s engineering employees during the construction period for projects that extended beyond one year.  The Company did not capitalize interest cost in 2001. During 2000, the Company capitalized $420,000 in interest cost that was related to the digital upgrade in the Company’s Northeast region. Depreciation expense totaling $49.3 million, $43.8 million and $29.2 million was recorded for the years ended December 31, 2001, 2000 and 1999, respectively.

At December 31, 2001, accumulated depreciation on phone service equipment was approximately $18.6 million as compared to $14.8 million at December 31, 2000.

Licenses and Other Intangible Assets

Licenses consist of the cost of acquiring paging licenses, the value assigned to the Wireless Alliance personal communications services (“PCS”) licenses, other PCS licenses, local multipoint distribution service (“LMDS”) licenses, and the value assigned to cellular licenses acquired through acquisitions. Other intangibles, resulting primarily from acquisitions, include the value assigned to customer lists and goodwill. Amortization is computed using the straight-line method based on the estimated useful life of the asset (see discussion of recently issued accounting pronouncements in Note 4.)

The components of licenses and other intangible assets are as follows as of December 31:

	2001			2000
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Amortizable Lives
Licenses	$1,081,033	$(50,409)	$1,030,624	$987,070	$(26,500)	$960,570	30-40 Years

Other intangible assets:
Goodwill	393,677	(32,493)	361,184	370,980	(18,538)	352,442	20-40 Years
Customer lists	159,029	(45,730)	113,299	151,330	(21,536)	129,794	7-10 Years
Total	$1,633,739	$(128,632)	$1,505,107	$1,509,380	$(66,574)	$1,442,806

Intangible assets amortization expense was approximately $62.1 million and $46.8 million for the years ended December 31, 2001 and December 31, 2000, respectively.  It is estimated to be approximately $20.8 million for 2002, $20.6 million in each of 2003 through 2006, and $10.4 million in 2007 (see discussion of recently issued accounting pronouncements in Note 4.)

Deferred Debt Issuance Costs

Deferred debt issuance costs relate to the credit facility and the senior subordinated notes (see Note 5). These costs are being amortized over the respective instruments’ terms.

Other Assets

Other assets primarily consist of costs related to restricted investments, spectrum relocation and investments in unconsolidated affiliates. Restricted investments represent the Company’s investments in stock of the CoBank, ACB and are stated at cost, which approximates fair value.  The restricted investments were purchased pursuant to the terms of a loan agreement and are restricted as to withdrawal. Spectrum relocation costs are being amortized over 15 years. Investments in unconsolidated affiliates are accounted for using the equity method and represent the Company’s ownership interests in Cellular 2000, Inc.  Cellular 2000, Inc. is an entity organized to own the Cellular 2000 trade name and the related trademark.  Other assets also include the fair market value of an interest rate instrument (“Flooridor”), which was entered into during 2000 and terminates in 2003 (see Note 6.)

Business and Credit Concentrations

RCC operates in one business segment, the operation of wireless communication systems in the United States. No single customer accounted for more than 10% of revenues or accounts receivable in 2001, 2000 or 1999.

Long-lived Assets

The Company periodically evaluates whether events and circumstances have occurred that may affect the estimated useful life or the recoverability of the remaining balance of its goodwill and other long-lived assets in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of.”  If such events or circumstances were to indicate that the carrying amount of these assets would not be recoverable, the Company would estimate the future cash flows expected to result from the use of the assets and their eventual disposition.  If the sum of the expected future cash flows (undiscounted and without interest charges) were less than the carrying amount of goodwill and other long-lived assets, the Company would recognize an impairment loss.  The Company did not record any impairment charges in the year ended December 31, 2001.  If asset recovery is in question, the Company uses an estimate of future net undiscounted cash flows over the remaining useful lives of the long-lived assets to measure recoverability.  Effective January 1, 2002, the Company will follow the provisions of SFAS No. 142 and SFAS No. 144 for assessing the impairment of goodwill and other intangible assets.

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

Certain amounts in prior periods have been reclassified to conform to the current presentation; such reclassifications had no effect on previously reported results of operations or shareholders’ (deficit) equity.

Comprehensive Loss

The Company follows the provisions of SFAS No. 130, “Reporting Comprehensive Income,” which established standards for reporting and display of comprehensive income and its components.  Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources.  For the Company, comprehensive loss represents net loss and the deferred gain (loss) on derivative instruments.  In accordance with SFAS No. 130, the Company has chosen to disclose comprehensive loss in the accompanying statement of shareholders’ (deficit) equity.

5.  Long-term Liabilities:

The Company had the following long-term liabilities outstanding as of December 31 (in thousands):

	2001	2000

Credit facility:
Revolver	$159,800	$93,350
Term Loan A (terminates 04/03/2008)	426,508	450,000
Term Loan B (terminates, 04/03/2008)	225,101	237,500
Term Loan C (terminates, 04/03/2009)	225,101	237,500
Term Loan D (terminates, 10/03/2009)	75,000	—
	1,111,510	1,018,350

Deferred gain on hedge and swap agreements	—	7,374
9 5/8% Senior Subordinated Notes	125,000	125,000
Derivative financial instruments	42,949	—
Other	6,842	6,748
Long-term liabilities	$1,286,301	$1,157,472

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

Deferred gain on hedge and swap agreements – In May 2000, the Company settled swaps it had entered into in August 1998 with a total notional amount of $165 million, resulting in a gain of approximately $3.1 million.  In July 2000, the Company settled swaps it had entered into in February 1999 with a total notional amount of $250 million, resulting in a gain of approximately $4.3 million.  In accordance with SFAS No. 133, effective January 1, 2001, gains not accreted from these transactions were reclassed into other comprehensive loss within the equity section of the balance sheet.  These gains are being accreted into income over the original terms of the settled swaps.

9 5/8% Senior Subordinated Notes - On May 14, 1998, the Company issued $125 million principal amount of 9 5/8% Senior Subordinated Notes due 2008. Interest on the Senior Subordinated Notes is payable semi-annually on May 15 and November 15 of each year. The Senior Subordinated Notes will mature on May 15, 2008, and are redeemable, in whole or in part, at the option of the Company, at any time on or after May 15, 2003.

Derivative financial instruments – see Note 6.

Other – In conjunction with the acquisition of Triton Cellular, the Company became party to a purchase option agreement whereby it may acquire certain cell sites in the future for $6.5 million.  The option expires February 28, 2003.  Since the Company expects to exercise the option, the unpaid portion of the total cost has been included as long-term debt.  The Company assumed an agreement to utilize the assets covered by the option for the period prior to exercising the option.  The ongoing payments pursuant to this agreement have been reflected as interest expense in the accompanying consolidated statements of operations.

Maturities of the credit facility and the 9 5/8% Senior Subordinated Notes are as follows;

(in thousands) Year	Credit Facility	9 5/8% Senior Subordinated Notes	Total
2002	$—	$—	$—
2003	43,924	—	43,924
2004	74,560	—	74,560
2005	96,438	—	96,438
2006	171,860	—	171,860
Thereafter	724,728	125,000	849,728
Total	$1,111,510	$125,000	$1,236,510

See Note 13 regarding events subsequent to December 31, 2001.

6.              Financial Instruments:

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

The Company’s financial instruments are as follows:

		Carrying value		Estimated fair market value
(Dollars in thousands)	Notional amount	December 31, 2001	December 31, 2000	December 31, 2001	December 31, 2000

Financial assets
Cash	$—	$1,995	$2,205	$1,995	$2,205
(*) Interest rate flooridor :
Fleet Bank (terminates May 12, 2003)	252,000	1,699	1,019	1,699	2,640
Accounts receivable, net	—	45,279	43,324	45,279	43,324
Total financial assets	$252,000	$48,973	$46,548	$48,973	$48,169
Financial liabilities
Credit facility	—	$1,111,510	$1,018,350	$987,145	$993,899
9 5/8% Senior Subordinated Notes	—	125,000	125,000	127,031	116,875
11 3/8% Senior exchangeable preferred stock	—	215,373	192,556	187,375	141,710
12 ¼% Junior exchangeable preferred stock	—	172,901	153,283	145,237	131,094
	—	1,624,784	1,489,189	1,446,788	1,383,578
Derivative financial instruments
Interest rate swap agreements:
TD Securities (terminates May 16, 2005)	84,000	5,854	—	5,854	3,275
PNC Bank (terminates May 16, 2003)	42,000	2,703	—	2,703	1,610
Union Bank (terminates May 16, 2003)	84,000	5,387	—	5,387	3,188
Fleet Bank (terminates May 16, 2005)	42,000	2,791	—	2,791	1,600
Interest rate collar agreements:
PNC Bank (terminates May 25, 2003)	47,000	2,025	—	2,025	960
Fleet Bank (terminates May 25, 2003)	94,000	3,553	—	3,553	987
Union Bank (terminates June 5, 2003)	96,000	2,961	—	2,961	—
PNC Bank (terminates June 6, 2003)	94,000	3,301	—	3,301	919
Union Bank (terminates June 5, 2003)	46,000	1,746	—	1,746	617
(**) Swaption:
TD Securities (terminates March 15, 2008)	131,016	12,628	—	12,628	—
	760,016	42,949	—	42,949	13,156
Other financial instruments	—	—	7,374		7,374
Other long-term liabilities	—	6,842	6,748	6,842	6,748
Total financial liabilities	$760,016	$1,674,575	$1,503,311	$1,496,579	$1,410,856

(*) During 2000, RCC entered into an interest rate instrument (“Flooridor”). The Flooridor does not qualify for hedge accounting treatment under SFAS No. 133 and as such is recorded in the balance sheet at fair value with other assets with related changes in fair value included in the statement of operations.

(**) RCC has $125 million in subordinated debt that was issued in May 1998 and matures in May 2008. The $8.7 million value of an embedded call option within the subordinated debt was monetized in March 2001 resulting in a swaption. The swaption does not qualify for hedge accounting treatment under SFAS No. 133 and as such is recorded in the balance sheet at fair value with long-term liabilities with related changes in fair value included in the statement of operations.

At December 31, 2001, RCC has interest rate swap and collar agreements covering debt with a notional amount of $629.0 million to effectively change the interest on the underlying debt from a variable rate to a fixed rate for the term of the agreements. After giving effect to these instruments, over 61% of the Company’s debt was essentially fixed rate debt at December 31, 2001.

At the same time RCC entered into swap agreements with a total notional amount of $252.0 million, RCC also entered into two “flooridors” with an equivalent total notional amount in order to further manage interest expense. RCC paid the counterparty $1.2 million to enter into the flooridors. Under the flooridors, if, as of a quarterly reference date, LIBOR is less than 7.35% but greater than 6.85%, the counterparty is required to make a quarterly payment to the Company equal to the difference between LIBOR and 7.35% on the notional amount of $252.0 million. If, as of a quarterly reference date, LIBOR is less than 6.85%, the counterparty is required to make a quarterly payment to the Company equal to 0.50% on the total notional amount. If LIBOR is equal to or greater than 7.35%, neither party is required to make a payment. The flooridors terminate on May 12, 2003. Because the flooridor does not qualify for hedge accounting, all adjustments to fair value are recognized in earnings.

As required by SFAS No. 133 (as amended by SFAS No. 137 and No. 138), “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”), the Company must record in its balance sheet, either as an asset or a liability, the financial instrument’s fair market value.  In addition, SFAS No. 133 requires that changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets or liabilities or recognized in accumulated other comprehensive loss until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. SFAS No. 133, as amended, was effective January 1, 2001 for the year ended December 31, 2001. The adoption of SFAS No. 133 has not significantly altered the Company’s hedging strategies; however, its application may increase the volatility of interest expense and other comprehensive income (loss).

Because LIBOR rates have declined subsequent to the inception of the Company’s swaps and collars, their respective market valuations have decreased. Therefore, as required by SFAS No. 133, this decline in market valuation is reflected in the financial statements by the increase in the derivative financial instrument liabilities together with adjustments to interest expense.

The following table sets forth these adjustments for 2001 (as restated):

(In thousands)	Prior to SFAS No. 133 Adjustment	SFAS No. 133 Adoption (January 1, 2001)	SFAS No. 133 Adjustment	As Reported
Statement of Operations Data:

Interest expense	$114,007	—	$16,425	$130,432
Cumulative effect adjustment	—	$(1,621)	—	$(1,621)

	At December 31, 2000 prior to SFAS No. 133 adjustment	SFAS No. 133 Adoption on January 1, 2001	SFAS No. 133 Adjustment for year ended December 31, 2001	As Reported at December 31, 2001
Balance Sheet Data:

ASSETS:
Derivative financial instruments included in other assets	$1,019	$1,621	$(941)	$1,699

LIABILITIES:
Derivative financial instruments included in long- term liabilities	$7,374	$5,782	$29,793	$42,949

SHAREHOLDERS’ (DEFICIT) EQUITY:
Accumulated other comprehensive loss	—	$(5,526)	$(7,337)	$(12,863)

7. Redeemable Preferred Stock:

The Company has issued the following preferred stock with liquidation preferences of $1,000 per share (as restated, see Note 1):

	Redemption Date	Dividend rate per annum	Conversion price to common stock	Other features, rights, preferences and powers	Number of shares originally issued	Shares distributed as dividends through Dec. 31, 2001	Accrued dividends at Dec. 31, 2001 (In thousands)
Senior Exchangeable Preferred Stock	05/15/2010	11.375%	—	Non-Voting	150,000	65,373	$3,062
Junior Exchangeable Preferred Stock	02/15/2011	12.250%	—	Non-Voting	140,000	32,901	$2,648
Class M Voting Convertible Preferred Stock	04/03/2012	8.000%	$53.000	Voting	110,000	—	$16,300
Class T Convertible Preferred Stock	04/03/2020	4.000%	$50.631	Non-Voting	7,541	—	$527
Total					407,541	98,274	$22,537

Preferred security balance sheet reconciliation (in thousands):

As of December 31, 2001
Preferred securities originally issued	$407,541
Preferred dividends issued (Junior and Senior)	98,274
Accrued long-term preferred security dividends (Class M and Class T)	16,827
Unamortized issuance costs	(12,906)
Net preferred securities	$509,736

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

Dividends on the Class M Preferred Stock are compounded and accrue at 8% per annum and are payable upon redemption or upon liquidation of the Company.  The Class M preferred stock is convertible into the Company’s Class A common stock at $53.00 per share subject to certain adjustments.  Dividends are not payable if the shares are converted.  The holders of the Class M preferred stock are entitled to vote on all matters submitted to the holders of the common stock on an as-converted basis.

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

The Senior Exchangeable Preferred Stock is senior to the Junior Exchangeable Preferred Stock, Class M Convertible Preferred Stock, Class T Convertible Preferred Stock and common stock of RCC with respect to dividend rights and rights on liquidation, winding-up and dissolution of RCC.  The Junior Exchangeable Preferred Stock is junior to the Senior Exchangeable Preferred Stock and Class T Convertible Preferred Stock and senior to the Class M Convertible Preferred Stock and common stock with respect to dividend rights and rights on liquidation, winding-up and dissolution of RCC.  Shares of the Senior and Junior Exchageable Preferred Stock and Class T Convertible Preferred Stock are non-voting, except as otherwise required by law and as provided in their respective Certificates of Designation.

We are required to redeem the Senior Exchangeable Preferred Stock, Junior Exchangeable Preferred Stock, Class M Convertible Preferred Stock, and Class T Convertible Preferred Stock at 100% of their total liquidation preference plus accumulated and unpaid dividends at their respective redemption dates.

8.  Shareholders’ (Deficit) Equity:

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

The following table shows certain information relating to the RCC’s outstanding shares and voting rights as of December 20, 2002:

Class of Stock	Shares outstanding	Voting rights per share	Total votes per class
Class A common stock	11,193,622	1	11,193,622
Class B common stock	727,416	10	7,274,160
Class M preferred stock(1)	2,075,471	1	2,075,471
Total	13,996,509		20,543,253

(1) Reflecting the conversion of Class M Preferred Stock into common stock at $53 per share

On April 30, 1999 RCC adopted rights plans for its Class A Common Stock and Class B Common Stock. The rights’ plans give each holder of Class A Common Stock the right to purchase 1/100th of a newly authorized preferred share that is essentially equivalent to one share of Class A Common Stock and each holder of Class B Common Stock the right to purchase 1/100th of a newly authorized preferred share, essentially equivalent to one share of Class B Common Stock.  The exercise price for both the Class A rights and the Class B rights is $120 per right.

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

The stock option plan for nonemployee directors authorizes the issuance of up to 210,000 shares of Class A common stock.  In May 2002, this plan was amended to increase the number of shares authorized for issuance up to 400,000 shares.  The plan provides that the option price shall not be less than the fair market value of the Class A common stock outstanding on the date of grant.  The options vest and become exercisable one year following the date of grant and expire five years thereafter.

The employee stock purchase plan authorizes the issuance of 250,000 shares of Class A common stock. Employees who satisfy certain length of service and other criteria are permitted to purchase shares at 85% of the fair market value of the Class A common stock on January 1 or December 31 of each year, whichever is lower.

Options outstanding for employees and nonemployees as of December 31, 2001 have exercise prices ranging between $8.75 and $79.25. Information related to stock options is as follows:

	2001		2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of period	1,266,422	$25.80	1,046,547	$12.36	872,700	$11.17
Granted	477,006	30.68	299,950	70.86	323,250	14.53
Exercised	(70,844)	11.05	(55,375)	10.92	(129,903)	9.95
Canceled	(83,850)	46.90	(24,700)	40.66	(19,500)	10.99

Outstanding, end of period	1,588,734	$26.78	1,266,422	$25.80	1,046,547	$12.36

Exercisable, end of period	700,781	$18.33	488,052	$12.28	317,557	$11.15
Weighted average fair value of options granted		$24.67		$55.94		$10.94

The following table summarizes information concerning currently outstanding and exercisable options:

Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 - $9.99	334,953	5	$8.98	295,953	$9.00
$10.00 - $19.99	531,975	6	$13.57	297,875	$13.96
$20.00 - $29.99	280,000	9	$27.38	5,000	$27.38
$30.00 - $39.99	194,656	9	$35.35	29,123	$35.30
$40.00 - $49.99	20,000	8	$43.25	8,000	$43.25
$50.00 - $59.99	21,100	9	$53.69	8,220	$55.30
$60.00 - $69.99	36,750	4	$68.25	36,750	$68.25
$70.00 - $80.00	169,300	9	$78.37	19,860	$78.11
$0.00 - $80.00	1,588,734	8	$26.78	700,781	$18.33

The Company accounts for stock options under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized.  Had compensation cost for the Company’s plans been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s results of operations and net loss per share would have been adjusted to the following pro forma amounts:

	Years ended December 31,
(in thousands, except for per share data)	2001	2000	1999
Net loss applicable to common shares:
As reported	$(102,136)	$(83,334)	$(11,062)
Pro forma	(107,877)	(85,610)	(12,510)
Net loss per basic and diluted share:
As reported	$(8.61)	$(7.24)	$(1.22)
Pro forma	$(9.09)	$(7.44)	$(1.38)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999: expected volatility of 67.71%, 63.47% and 54.78%, respectively; risk-free interest rates of 7.25% in 2001 and 8.25% in 2000 and 1999; expected life of 10 years and no expected dividend yield.  The per share weighted average fair value of options granted in 2001, 2000 and 1999 was $24.67, $55.94 and $10.94 per share, respectively.

9.  Income Taxes:

The components of the Company’s income tax provision are as follows (in thousands):

	Years ended December 31,
	2001	2000	1999
Current:
Federal	$—	$—	$—
State	—	—	37
	—	—	37
Deferred	—	—	—
	$—	$—	$37

The Company’s income tax provision for the year ended December 31, 1999 relates to franchise fees for states in which the Company has operations.

The income tax effect of the items that create deferred income tax assets and liabilities are as follows (In thousands):

	December 31,
	2001	2000
Deferred income tax assets:
Operating loss carryforwards	$73,487	$52,116
Tax credit carryforwards	85	85
Temporary differences:
Allowance for doubtful accounts	1,467	769
Derivatives	15,675	—
Other	3,265	2,407
Valuation allowance	(33,915)	(19,242)
Total deferred income tax assets	60,064	36,135
Deferred income tax liabilities:
Depreciation	(20,555)	(12,721)
Intangible assets	(37,545)	(21,714)
Other	(1,964)	(1,700)
Net deferred income tax asset	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management has considered the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment.  Based upon the assessment, management has established a valuation allowance for net deferred income tax assets currently not expected to be realized due to the uncertainty of future taxable income.

As of December 31, 2001, the Company had tax operating loss carryforwards of approximately $193 million available to offset future income tax liabilities.  These carryforwards expire in the years 2006 through 2021.  The Tax Reform Act of 1986 contains provisions that may limit the availability and timing of usage of net operating loss carryforwards in the event of certain changes in the ownership of the Company’s Common Stock.

10.  Commitments and Contingencies:

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

Leases

The Company leases office space and real estate under noncancelable operating leases.  Future minimum payments under these leases as of December 31, 2001 are as follows:

Year	Amount
(in thousands)

2002	$7,142
2003	5,410
2004	4,023
2005	2,716
2006	1,476
Thereafter	3,623
Total	$24,390

Under the terms of the lease agreements, the Company also is responsible for certain operating expenses and taxes.  Total rent expense of $8.3 million, $5.8 million and $3.3 million was charged to operations for the years ended December 31, 2001, 2000 and 1999.

11.  Defined Contribution Plan:

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

12.  Supplemental Cash Flow Information:

	Years ended December 31,
	(in thousands)
	2001	2000	1999
Cash paid for:
Interest	$116,961	$76,640	$25,488
Income taxes	—	—	46
Noncash financing transactions:
Preferred stock dividends	$54,545	$44,081	$15,912

13. Subsequent Events:

9 ¾% Senior Subordinated Notes - On January 16, 2002, the Company issued $300 million of aggregate principal amount 9 ¾% senior subordinated notes due 2010. The net proceeds from the sale were used to pay down existing debt. Interest on the 9 ¾% senior subordinated notes is payable semi-annually on January 15 and July 15. The 9 ¾% senior subordinated notes will mature on January 15, 2010, and are redeemable, in whole or in part, at the option of the Company, at any time on or after January 15, 2006.  In addition, at any time prior to January 15, 2005, the Company may redeem up to 35% of the aggregate principal amount of 9 ¾% senior subordinated notes with the net cash proceeds of a qualifying event at a price equal to 109.75% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption; provided that at least 65% of the aggregate principal amount of notes issued under the indenture (including additional notes but without taking into account notes that are issued in exchange for other notes under a registration rights agreement) remains outstanding immediately following such redemption.

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

The following table reflects the application to the credit facility of the net proceeds from the sale of the 9 ¾% senior subordinated notes;

Credit Facility	(In thousands)
Revolver	$139,658
Term A	67,222
Term B	35,478
Term C	35,479
Term D	11,821
Total	$289,658

As of January 14, 2002, maturities of the credit facility, the 9 5/8% Senior Subordinated Notes and the 9 ¾% Senior Subordinated Notes are as follows:

(in thousands) Year	Credit Facility	9 5/8% Senior Subordinated Notes	9 ¾% Senior Subordinated Notes	Total
2002	$—	$—	$—	$—
2003	37,001	—	—	37,001
2004	62,808	—	—	62,808
2005	74,035	—	—	74,035
2006	89,754	—	—	89,754
Thereafter	550,255	125,000	300,000	975,255
Total	$813,853	$125,000	$300,000	$1,238,853

On January 16, 2002, we issued $300 million aggregate principal amount of 9 ¾% senior subordinated notes due 2010. The net proceeds from the offerings of the notes were used to pay down borrowings under our credit facility resulting in availability under the credit facility increasing to $262.9 million. In connection with the offering of the notes, we amended the terms of our credit facility to:

•           permit us to issue the notes,

•                                allow us to repay a portion of the term loan and revolving loans without reducing our borrowing availability under the revolver,

•                                change the total leverage ratio, ratio of annualized operating cash flow to interest expense, and pro forma debt ratio to reflect the offering and to provide us with greater flexibility,

•           decrease the permitted senior leverage ratio,

•                                make some technical changes to the restricted payment covenant and the description of permitted indebtedness,

•                                expand the kinds of events that would trigger the change of control default, and

•                                remove a requirement to sell some of our assets.

In January 2002, in conjunction with the issuance of the 9 ¾% senior subordinated notes and the resulting higher proportion of fixed rate debt as compared to floating rate debt, RCC reviewed its derivatives portfolio. After this review, the Company entered into, at market, two reverse swap hedging transactions with combined notional value of $135.4 million effectively increasing the proportion of RCC’s floating rate debt. In the reverse swaps, the Company agreed to receive a fixed rate of 9.75% in exchange for paying LIBOR plus a spread.  If LIBOR plus the applicable spread is less than 9.75%, the Company receives a payment from the counter party for the difference between the two rates on the notional amount.  If LIBOR plus the applicable spread is more than 9.75%, the Company will make a payment to the counterparty based on the difference in rates on the notional amount.

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

The following financial instruments were unwound in January 2002:

			(in thousands)
	Interest rate range		Notional Amount	Negative market valuation plus accrued interest
	Not to exceed	Not to be less than
Instrument
Collar; Fleet Bank (unwound January 14, 2002)	9.000%	5.810%	$94,000	$5,006

Swap; Fleet Bank (unwound January 14, 2002)	6.530%	6.530%	42,000	3,575
Swap; Union Bank (unwound January 17, 2002)	7.591%	7.591%	84,000	7,752
			126,000	11,327
			$220,000	$16,333

At January 17, 2002, after giving effect to these changes in financial instruments and the 9 ¾% Senior Subordinated Notes, approximately 56% of the Company’s debt is essentially fixed rate debt as compared to approximately 61% at December 31, 2001.

14.  Quarterly Results of Operations (Unaudited):

Certain unaudited quarterly results for 2001 and 2000 are set forth below (In thousands, except per share data and  average monthly revenue per customer):

	2001 Quarter Ended
	March 31		June 30		September 30		December 31
	As originally reported	As restated	As originally reported	As restated	As originally reported	As restated	As originally reported	As restated
Revenues:
Service	$70,036	$70,036	$80,151	$80,151	$80,234	$80,234	$75,567	$75,567
Roaming	23,215	23,215	28,350	28,350	38,106	38,106	26,870	26,870
Equipment	5,133	5,133	4,545	4,545	4,842	4,842	4,107	4,107
Total Revenues	98,384	98,384	113,046	113,046	123,182	123,182	106,544	106,544

Operating income	15,833	15,833	23,534	23,534	27,971	27,971	13,462	13,462

EBITDA(1)	$42,731	$42,731	$51,223	$51,223	$56,814	$56,814	$42,609	$42,609

Interest expense, net	$(31,280)	$(37,104)	$(31,919)	$(30,614)	$(29,242)	$(40,285)	$(21,659)	$(21,257)
Net loss before cumulative effect adjustment and extraordinary item	(15,447)	(21,271)	(8,380)	(7,075)	(1,267)	(12,310)	(8,958)	(8,556)
Cumulative effect adjustment	137	1,621	—	—	—	—	—	—
Net loss	(15,310)	(19,650)	(8,380)	(7,075)	(1,267)	(12,310)	(8,958)	(8,556)
Preferred stock dividend	(12,947)	(13,163)	(13,250)	(13,430)	(13,563)	(13,791)	(13,884)	(14,161)
Net loss applicable to common shares	(28,257)	(32,813)	(21,630)	(20,505)	(14,830)	(26,101)	(22,842)	(22,717)
Net loss per basic and diluted share	$(2.39)	$(2.77)	$(1.82)	$(1.73)	$(1.25)	$(2.20)	$(1.92)	$(1.91)

	As of March 31, 2001		As of June 30, 2001		As of September 30, 2001		As of December 31, 2001
	As originally reported	As restated	As originally reported	As restated	As originally reported	As restated	As originally reported	As restated
Long-term liabilities	$1,431,026	$1,430,600	$1,378,940	$1,375,738	$1,353,440	$1,352,253	$1,290,338	$1,286,301
Redeemable Preferred stock	459,570	459,785	470,372	470,768	481,481	482,105	508,836	509,736
Accumulated deficit	(139,171)	(143,727)	(160,801)	(164,232)	(175,631)	(190,333)	(198,473)	(213,050)
Accumulated other comprehensive loss	$(16,763)	$(11,996)	$(15,519)	$(9,282)	$(33,134)	$(17,869)	$(30,577)	$(12,863)

	2000 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues:
Service	$33,594	$66,608	$69,936	$68,418
Roaming	10,310	27,138	35,409	25,836
Equipment	2,725	6,011	4,800	5,312
Total Revenues	46,629	99,757	110,145	99,566

Operating income	4,321	14,390	22,238	8,337
Net loss applicable to common shares	$(6,020)	$(26,418)	$(19,243)	$(31,653)
Basic and diluted net loss per share	$(0.57)	$(2.24)	$(1.63)	$(2.68)
EBITDA(1)	$15,521	$40,185	$48,925	$35,733

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

INDEPENDENT AUDITORS’ REPORT

Shareholders and Board of Directors

Rural Cellular Corporation and Subsidiaries

Alexandria, Minnesota

We have audited the consolidated financial statements of Rural Cellular Corporation and Subsidiaries (the Company) as of and for the year ended December 31, 2001 and have issued our report thereon dated November 12, 2002 which expresses an unqualified opinion and includes explanatory paragraphs relating to: (1) the adoption of Statement of Financial Accounting Standards (SFAS) No. 133 (as amended by SFAS No. 138), described in Note 5, and (2) the restatement described in Note 1; such consolidated financial statements and report are included elsewhere in this Form 10-K/A.  Our audit also included the financial statement schedule of the Company listed in Item 15 (a)(2).  This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit.  In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements for the year ended December 31, 2001 taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Minneapolis, Minnesota

November 12, 2002

THIS IS A COPY OF A PREVIOUSLY ISSUED REPORT

According to the Securities and Exchange Commission’s amendment of Rule 2-02 of Regulation S-X, the following report is a copy of a report previously issued by Arthur Andersen LLP (Andersen), our former independent public accountants, who have ceased operations.  This report has not been reissued by Andersen.  Andersen reported on such financial statements prior to the restatement discussed in Note 1.

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

Minneapolis, Minnesota

February 1, 2002

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts

Allowance for Doubtful Accounts:

	Years Ended December 31,
(in thousands)	2001	2000	1999
Balance, at beginning of year	$2,385	$894	$1,555
Additions charged to income	16,291	9,440	3,029
Write-offs	(14,660)	(7,949)	(3,690)
Balance, at end of year	$4,016	$2,385	$894

EXHIBIT INDEX

Number	Description

3.1(a)	Articles of Incorporation	[1]
3.1(b)	Amendment to Articles of Incorporation, effective March 24, 2000	[1]
3.2(a)	Amended and Restated Bylaws	[1]
3.2(b)	Amendment to Amended and Restated Bylaws, effective March 22, 2000	[1]
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

[18]
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

[18]
10.2(a)

Trademark and Trade Name License Agreements between Cellular 2000, Inc. and North Woods Cellular Partnership, Northern Lights Cellular Partnership, Great River Cellular Partnership, Cellular Five Partnership and Heartland Cellular Partnership

[10]
10.2(b)	Assignment and Assumption Agreements by and between Rural Cellular Corporation and each partnership	[10]
*10.3	1995 Stock Compensation Plan, as amended to date	[11]
*10.4	Stock Option Plan for Nonemployee Directors, as amended to date	[12]
*10.5(a)	Employment Agreement with Richard P. Ekstrand effective January 22, 1999	[13]
*10.5(b)	Amendment to Employment Agreement with Richard P. Ekstrand effective January 1, 2001	[8]
*10.5(c)	Second Amendment to Employment Agreement with Richard P. Ekstrand effective July 24, 2001	[14]
*10.5(d)	Third Amendment to Employment Agreement with Richard P. Ekstrand effective August 23, 2001	[14]
*10.6(a)	Employment Agreement with Wesley E. Schultz effective January 22, 1999	[13]
*10.6(b)	Amendment to Employment Agreement with Wesley E. Schultz effective January 1, 2001	[8]
*10.6(c)	Second Amendment to Employment Agreement with Wesley E. Schultz effective July 24, 2001	[14]
*10.6(d)	Third Amendment to Employment Agreement with Wesley E. Schultz effective August 23, 2001	[14]
*10.7(a)	Employment Agreement with Ann K. Newhall effective February 6, 1999	[15]
*10.7(b)	Amendment to Employment Agreement with Ann K. Newhall effective January 1, 2001	[8]
*10.7(c)	Second Amendment to Employment Agreement with Ann K. Newhall effective July 24, 2001	[14]
*10.7(d)	Third Amendment to Employment Agreement with Ann K. Newhall effective August 23, 2001	[14]
*10.8(a)	Change of Control Agreement with Scott Donlea effective January 1, 2001	[8]
*10.8(b)	Amendment to Change of Control Agreement with Scott Donlea effective July 24, 2001	[14]
*10.9(a)	Change of Control Agreement with David Del Zoppo effective January 1, 2001	[8]
*10.9(b)	Amendment to Change of Control Agreement with David Del Zoppo effective July 24, 2001	[14]
*10.10	Key Employee Deferred Compensation Plan	[16]
*10.11	Retention Bonus and Severance Benefit Plan 2001	[14]
*10.12	Management Incentive Plan	[17]
21	Subsidiaries of Registrant	[18]
23	Consent of Deloitte & Touche LLP	**
99.1	Section 906 Certification Sarbanes-Oxley Act of 2002	**
99.2	Section 906 Certification Sarbanes-Oxley Act of 2002	**

[1]	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
[2]	Filed as an exhibit to Registration Statement on Form S-4 (SEC No. 333-57677), filed June 25, 1998, and incorporated herein by reference.
[3]	Filed as an exhibit to Registration Statement on Form 8-A filed May 19, 1999 and incorporated herein by reference.
[4]	Filed as an exhibit to Registration Statement on Form 8-A/A-1 filed April 18, 2000 and incorporated herein by reference.
[5]	Filed as an exhibit to Report on Form 8-K dated April 1, 2000 and incorporated herein by reference.
[6]	Filed as an exhibit to Report on Form 8-K/A dated April 1, 2000 and incorporated herein by reference.
[7]	Filed as an exhibit to Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.
[8]	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.
[9]	Filed as an exhibit to Report on Form 10-Q/A for the quarter ended March 31, 2001, and incorporated herein by reference.
[10]	Filed as an exhibit to Registration Statement on Form S-1 (Sec. No. 33-80189) filed December 8, 1995 and incorporated herein by reference.
[11]	Filed with definitive proxy statement for 2000 Annual Meeting on April 7, 2000 and incorporated herein by reference.
[12]	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
[13]	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.
[14]	Filed as an exhibit to Report on Form 10-Q/A for the quarter ended September 30, 2001, and incorporated herein by reference.
[15]	Filed as an exhibit to Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.
[16]	Filed as an exhibit to Report on Form 10-Q/A for the quarter ended June 30, 2001, and incorporated herein by reference.
[17]	Filed with Proxy Statement for 2001 Annual Meeting on April 9, 2001, and incorporated herein by reference.
[18]	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.
**	Filed herewith.