Form 10-Q/A
period 2002-03-31
RURAL CELLULAR CORP
filed 2002-12-20
CIK 869561

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

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

EXPLANATORY NOTE

THIS AMENDMENT TO THE REGISTRANT’S REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2002 IS BEING FILED TO INCLUDE A RESTATEMENT OF RURAL CELLULAR CORPORATION’S CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2002.  SEE NOTE 6 TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR A SUMMARY OF THE SIGNIFICANT EFFECTS OF THE RESTATEMENT.

ONLY PART I, ITEMS 1 – 3 AND PART II, ITEM 6, ARE INCLUDED IN THIS AMENDMENT AND HAVE BEEN REVISED TO REFLECT THE RESTATEMENT.

Part I.        FINANCIAL INFORMATION

Item 1.       FINANCIAL STATEMENTS

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

ASSETS

	As of
	March 31, 2002 (As restated – see Note 6)	December 31, 2001
CURRENT ASSETS:
Cash	$1,935	$1,995
Accounts receivable, less allowance of $3,309 and $4,016	43,409	45,279
Inventories	4,652	6,617
Other current assets	2,277	2,408
Total current assets	52,273	56,299
PROPERTY AND EQUIPMENT, less accumulated depreciation of $151,125 and $137,776	238,155	244,980

LICENSES AND OTHER ASSETS:
Licenses, less accumulated amortization of $50,409 and $50,409	618,577	1,030,624
Goodwill, less accumulated amortization of $32,435 and $32,493	355,403	361,184
Customer lists, less accumulated amortization of $50,589 and $45,730	108,440	113,299
Deferred debt issuance costs, less accumulated amortization of $8,241 and $8,306	28,119	22,549
Other assets, less accumulated amortization of $1,306 and $1,230	7,188	7,844
Total licenses and other assets	1,117,727	1,535,500
	$1,408,155	$1,836,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par share data)

(Unaudited)

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	As of
	March 31, 2002 (As restated – see Note 6)	December 31, 2001
CURRENT LIABILITIES:
Accounts payable	$31,638	$35,356
Advance billings and customer deposits	9,292	9,315
Accrued interest	19,433	13,033
Dividends payable	5,878	5,710
Other accrued expenses	7,898	11,158
Total current liabilities	74,139	74,572
LONG-TERM LIABILITIES	1,273,296	1,286,301
Total liabilities	1,347,435	1,360,873
REDEEMABLE PREFERRED STOCK	524,088	509,736
SHAREHOLDERS’ DEFICIT:
Class A common stock; $.01 par value; 200,000 shares authorized, 11,194 and 11,176 issued	112	112
Class B common stock; $.01 par value; 10,000 shares authorized, 728 and 728 issued	7	7
Additional paid-in capital	192,294	191,964
Accumulated deficit	(645,362)	(213,050)
Accumulated other comprehensive loss	(10,419)	(12,863)
Total shareholders’ deficit	(463,368)	(33,830)
	$1,408,155	$1,836,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31, (As restated – see Note 6)
	2002	2001
REVENUES:
Service	$74,313	$70,036
Roaming	26,162	23,215
Equipment	3,279	5,133
Total revenues	103,754	98,384
OPERATING EXPENSES:
Network costs, excluding depreciation and amortization	22,989	23,006
Cost of equipment sales	3,451	6,428
Selling, general and administrative	26,913	26,219
Depreciation and amortization	18,976	26,898
Total operating expenses	72,329	82,551
OPERATING INCOME	31,425	15,833
OTHER INCOME (EXPENSE):
Interest expense, net	(28,948)	(37,104)
Other	135	—
Other expense, net	(28,813)	(37,104)
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT ADJUSTMENT	2,612	(21,271)
EXTRAORDINARY ITEM – early extinguishment of debt	(3,319)	—
LOSS BEFORE CUMULATIVE EFFECT ADJUSTMENT	(707)	(21,271)
CUMULATIVE EFFECT ADJUSTMENT	(417,064)	1,621
NET LOSS	(417,771)	(19,650)
PREFERRED STOCK DIVIDEND	(14,541)	(13,163)
NET LOSS APPLICABLE TO COMMON SHARES	$(432,312)	$(32,813)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	11,918	11,840

NET LOSS PER BASIC AND DILUTED SHARE:
Net loss per share applicable to common shares before extraordinary item and cumulative effect adjustment	$(1.00)	$(2.91)
Extraordinary item – early extinguishment of debt	(0.28)	—
Cumulative effect adjustment	(34.99)	0.14
Net loss per basic and diluted share	$(36.27)	$(2.77)

COMPREHENSIVE LOSS:
NET LOSS APPLICABLE TO COMMON SHARES	$(432,312)	$(32,813)
Hedging activity:
Cumulative effect of SFAS No. 133	—	(5,526)
Mark-to-market adjustments – financial instruments	2,444	(6,470)
TOTAL COMPREHENSIVE LOSS	$(429,868)	$(44,809)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three months ended March 31,
	(As restated – see Note 6)
	2002	2001
OPERATING ACTIVITIES:
Net loss	$(417,771)	$(19,650)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	18,976	26,898
Extraordinary item – early extinguishment of debt	3,319	—
Mark-to-market adjustments – financial instruments	6,593	6,919
Cumulative effect adjustment	417,064	(1,621)
Other	599	(21)
Change in other operating elements (excluding the effects of acquisitions):
Accounts receivable	1,995	1,587
Inventories	1,965	(794)
Other current assets	131	278
Accounts payable	(3,718)	(11,949)
Advance billings and customer deposits	(23)	684
Other accrued expenses	5,152	3,922
Net cash provided by operating activities	34,282	6,253
INVESTING ACTIVITIES:
Purchases of property and equipment, net	(8,765)	(7,255)
Purchases of wireless properties, net of cash acquired	—	(141,917)
Assets held for sale	—	(37,131)
Other	738	(36)
Net cash used in investing activities	(8,027)	(186,339)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	330	758
Proceeds from issuance of long-term debt	320,700	315,350
Repayments of long-term debt	(337,358)	(69,650)
Proceeds from swaption	—	8,720
Payments of debt issuance costs	(9,941)	(1,101)
Other	(46)	207
Net cash (used in) provided by financing activities	(26,315)	254,284
NET (DECREASE) INCREASE IN CASH	(60)	74,198
CASH, at beginning of period	1,995	2,205
CASH, at end of period	$1,935	$76,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Throughout this document, Rural Cellular Corporation and its subsidiaries are referred to as “RCC,” “we,” “our,” or “us.”

1)             BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements for the three months ended March 31, 2002 and 2001 have been prepared by RCC without audit. In the opinion of management, only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results for the full fiscal year or for any other interim periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Report on Form 10-K/A for the year ended December 31, 2001.

2)             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Recently Issued Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. We will adopt SFAS No. 146 prospectively for exit or disposal activities initiated after December 31, 2002.

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

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 requires that  a single accounting model for long-lived assets to be disposed of be developed, whether such assets previously held and used or newly acquired. RCC adopted this statement on January 1, 2002. There was no impact to our financial statements.

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

In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 141 also sets forth recognition criteria for intangible assets other than goodwill as well as disclosure requirements for business combinations. RCC adopted SFAS No. 141 on July 1, 2001.

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

RCC has completed a transitional impairment test for both our consolidated goodwill and licenses and has recorded impairment charges of $5.0 million and $412.0 million, respectively, as a cumulative effect adjustment as of January 1, 2002.  RCC used a fair value approach, using primarily discounted cash flows, to complete the transitional impairment tests.

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

The effect of the adoption of SFAS No. 142 on the reported net loss and basic and diluted loss per share for all periods presented in the accompanying statements of operations, including impairment charges from adoption,  is as follows:

(As reported)

	Three months ended March 31,		For years ended December 31,
(in thousands, except per share amounts)	2002	2001	2001	2000

Net loss applicable to common shares (as reported)	$(432,312)	$(32,813)	$(102,136)	$(83,334)
Add back: goodwill amortization	—	4,595	16,690	12,531
Add back: license amortization	—	6,628	26,512	19,499
Adjusted net loss applicable to common shares	$(432,312)	$(21,590)	$(58,934)	$(51,304)

Weighted average common shares outstanding, basic and diluted	11,918	11,840	11,865	11,510

Basic and diluted loss per share:
Net loss per basic and diluted share (as reported)	$(36.27)	$(2.77)	$(8.61)	$(7.24)
Add back: goodwill amortization	—	0.39	1.41	1.09
Add back: license amortization	—	0.56	2.23	1.69
Adjusted loss per share (basic and diluted)	$(36.27)	$(1.82)	$(4.97)	$(4.46)

(Before extraordinary item and cumulative effect adjustment and including the effect of preferred stock dividends)

	Three months ended March 31,		For years ended December 31,
(in thousands, except per share amounts)	2002	2001	2001	2000
Net loss applicable to common shares (before extraordinary item and cumulative effect adjustment)	$(11,929)	$(34,434)	$(103,757)	$(82,409)
Add back: goodwill amortization	—	4,595	16,690	12,531
Add back: license amortization	—	6,628	26,512	19,499
Adjusted net loss applicable to common shares	$(11,929)	$(23,211)	$(60,555)	$(50,379)

Weighted average common shares outstanding, basic and diluted	11,918	11,840	11,865	11,510

Basic and diluted loss per share:
Net loss per basic and diluted share (as reported)	$(1.00)	$(2.91)	$(8.74)	$(7.16)
Add back: goodwill amortization	—	0.39	1.41	1.09
Add back: license amortization	—	0.56	2.23	1.69
Adjusted loss per share (basic and diluted)	$(1.00)	$(1.96)	$(5.10)	$(4.38)

The major components and average useful lives of our acquired intangible assets are as follows:

	As of March 31, 2002		As of December 31, 2001
(in thousands)	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
Unamortized intangible assets:
Licenses	$668,986	$50,409	$1,081,033	$50,409
Goodwill	387,838	32,435	393,677	32,493
	$1,056,824	$82,844	$1,474,710	$82,902

Amortized intangible assets:
Customer lists (7-10 years)	$159,029	$50,589	$159,029	$45,730

Intangible assets amortization expense was approximately $4.1 million and $16.1 million for the three months ended March 31, 2002 and 2001, respectively.  It is estimated to be $20.6 million in each of 2003 through 2006, and $10.4 million in 2007.

The changes in carrying amount of goodwill and licenses for the three months ended March 31, 2002 are as follows (in thousands):

	Goodwill	Licenses	Total
Balance as of December 31, 2001 (net)	$361,184	$1,030,624	$1,391,808
Reclassification	(764)	—	(764)
Impairment charges under SFAS No. 142	(5,017)	(412,047)	(417,064)
Balance as of March 31, 2002 (net)	$355,403	$618,577	$973,980

Supplemental Disclosure of Condensed Consolidated Cash Flow Information

	Three months ended March 31,
(in thousands)	2002	2001
Cash paid for:
Interest	$15,413	$24,727
Income taxes	—	—
Noncash financing transactions:
Preferred stock dividends	$14,541	$13,163

3)             LONG TERM LIABILITIES:

RCC had the following long-term liabilities outstanding  (in thousands):

	March 31, 2002	December 31, 2001
Credit facility:
Revolver	$11,142	$159,800
Term Loan A (terminates 04/03/2008)	349,286	426,508
Term Loan B (terminates 04/03/2008)	189,623	225,101
Term Loan C (terminates 04/03/2009)	189,623	225,101
Term Loan D (terminates 10/03/2009)	55,179	75,000
	794,853	1,111,510

9 5/8% Senior Subordinated Notes	125,000	125,000
9 3/4% Senior Subordinated Notes	300,000	—
Derivative financial instruments	46,552	42,949
Other	6,891	6,842
Long-term liabilities	$1,273,296	$1,286,301

Credit facility — Advances under the credit facility bear interest at the London Interbank Offering Rate (“LIBOR”) plus an applicable margin based on RCC’s ratio of indebtedness to annualized operating cash flow as of the end of the most recently completed fiscal quarter. As of March 31, 2002, the effective rate of interest on the credit facility, excluding the impact of hedge agreements, was 4.64%. A commitment fee not to exceed 0.375% on the unused portion of the credit facility is payable quarterly. Borrowings under the credit facility are secured by a pledge of all the assets of RCC, excluding our ownership in the stock of Cellular 2000, Inc. and our 70% ownership in Wireless Alliance, LLC. The credit facility is subject to various covenants, including the ratio of indebtedness to annualized operating cash flow and the ratio of annualized operating cash flow to interest expense. Mandatory commitment reductions are required upon any material sale of assets.

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

As of March 31, 2002, we were in compliance with all covenants and had $263.9 million available under the revolver.

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

Derivative Financial Instruments — see Note 4 of the Notes to Condensed Consolidated Financial Statements.

Other — In conjunction with the acquisition of Triton Cellular in April 2000, we became party to a purchase option agreement whereby we may acquire certain cell sites in the future for $6.5 million. The option expires February 28, 2003. Since we expect to exercise the option, the unpaid portion of the total cost has been included as long-term debt. We assumed an agreement to utilize the assets covered by the option for the period prior to exercising the option. Therefore, the cell sites have been recorded within property and equipment and are being depreciated on a straight-line basis over their estimated useful life of 15 years. The ongoing payments pursuant to this agreement have been reflected as interest expense in the accompanying condensed consolidated statements of operations.

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

RCC’s financial instruments are as follows:

		Carrying value		Estimated fair market value
(Dollars in thousands)	Notional amount	March 31, 2002	December 31, 2001	March 31, 2002	December 31, 2001
Financial assets
Cash	$—	1,935	1,995	1,935	1,995
(*) Interest rate flooridors :
Fleet Bank (terminates May 12, 2003)	252,000	1,550	1,699	1,550	1,699
Accounts receivable, net	—	43,409	45,279	43,409	45,279
Total financial assets	$252,000	$46,894	$48,973	$46,894	$48,973

Financial liabilities
Credit facility	—	794,853	$1,111,510	738,905	$987,145
9 5/8% senior subordinated notes	—	125,000	125,000	102,969	127,031
9 3/4% senior subordinated notes	—	300,000	—	248,625	—
11 3/8% senior exchangeable preferred stock	—	221,485	215,373	99,668	187,375
12 ¼% junior exchangeable preferred stock	—	178,188	172,901	62,366	145,237
	—	1,619,526	1,624,784	1,252,533	1,446,788
Derivative financial instruments
Interest rate swap agreements:
TD Securities (terminates May 16, 2005)	84,000	4,774	5,854	4,774	5,854
PNC Bank (terminates May 16, 2003)	42,000	2,099	2,703	2,099	2,703
Union Bank (unwound January 17, 2002)	—	—	5,387	—	5,387
Fleet Bank (unwound January 14, 2002)	—	—	2,791	—	2,791
Reverse swap agreements:
Fleet Bank (terminates January 15, 2010)	75,000	11,905	—	11,905	—
Dresdner Bank (terminates January 15, 2010)	60,390	8,886	—	8,886	—
Interest rate collar agreements:
PNC Bank (terminates May 25, 2003)	47,000	1,468	2,025	1,468	2,025
Fleet Bank (unwound January 14, 2002)	—	3,553	—	3,553
Union Bank (terminates June 5, 2003)	96,000	2,005	2,961	2,005	2,961
PNC Bank (terminates June 6, 2003)	94,000	2,295	3,301	2,295	3,301
Union Bank (terminates June 5, 2003)	46,000	1,227	1,746	1,227	1,746
(**) Swaption:
TD Securities (terminates March 15, 2008)	131,016	11,893	12,628	11,893	12,628

	675,406	46,552	42,949	46,552	42,949
Other long-term liabilities	—	6,891	6,842	6,891	6,842
Total financial liabilities	$675,406	$1,672,969	$1,674,575	$1,305,976	$1,496,579

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

At March 31, 2002, we had debt totaling $794.9 million under our credit facility. RCC has interest rate swap, swaption, collar and reverse swap agreements covering debt with a notional amount of $675.4 million to effectively hedge the interest on the underlying debt. For fixed rate debt, interest rate changes impact the fair market value of the instrument but do not impact our earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not impact the fair market value of the instrument but do impact RCC’s future earnings and cash flows, assuming other factors are held constant.

RCC has entered into two “flooridors” with a total notional amount of $252.0 million in order to further manage interest expense. We paid the counterparty $1.2 million to enter into the flooridors. Under the flooridors, if, as of a quarterly reference date, LIBOR is less than 7.35% but greater than 6.85%, the counterparty is required to make a quarterly payment to RCC equal to the difference between LIBOR and 7.35% on the notional amount of $252.0 million. If, as of a quarterly reference date, LIBOR is less than 6.85%, the counterparty is required to make a quarterly payment to RCC equal to 0.50% on the total notional amount. If LIBOR is equal to or greater than 7.35%, neither party is required to make a payment. The flooridors terminate on May 12, 2003. As of March 31, 2002, we recorded the flooridors at their fair market value as a $1.6 million asset.

The 9 5/8% senior subordinated notes mature in 2008. They are redeemable at RCC’s option for a premium after May 15, 2003. Under certain conditions, it could become economically desirable for RCC to redeem the notes. In order to monetize the value of the option to redeem those notes, RCC entered into a “swaption” with respect to the notes. The counterparty purchased the swaption from RCC on March 1, 2001 for $8.7 million. Under the swaption, the counterparty has the right, but not the obligation, to receive a quarterly payment based on a rate of 9.625% per annum on the $131.0 million notional amount of the swaption in return for a quarterly payment based on LIBOR plus 1.50% per annum on that notional amount. This right is only exercisable on March 13, 2003 and if exercised, the swaption terminates on March 15, 2008. As a result of declining interest rates since the inception of the swaption,  the swaption has a negative fair market value of $11.9 million that is recorded on the balance sheet as of March 31, 2002 pursuant to SFAS No. 133.

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

In conjunction with entering into the reverse swaps, RCC unwound two fixed pay swaps with a total notional amount of $126.0 million and one collar with a notional amount of $94.0 million. There was no disbursement of cash involved in the termination because the cost involved in unwinding the fixed pay swaps and the collar, as reflected by the negative market value of these financial instruments, effectively increased the spread over LIBOR on the reverse swaps. In addition, the cumulative changes in fair value recorded within other comprehensive loss associated with the unwound fixed pay swaps and the collar are being amortized over the original lives of the instruments.

After giving effect to these financial instruments and the sale of the 9.75% notes, 57% of our debt is essentially fixed rate debt at March 31, 2002 as compared to approximately 61% at December 31, 2001.

As required by SFAS No. 133 (as amended by SFAS No. 137 and No. 138), we must record in our balance sheet, either as an asset or a liability, each financial instrument’s fair market value. In addition, SFAS No. 133 requires that changes in the fair value of derivatives that qualify for hedge accounting will either be offset against the change in the fair value of the hedged assets or liabilities or recognized in accumulated other comprehensive loss until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. SFAS No. 133, as amended, was effective January 1, 2001 for the year ended December 31, 2001. The adoption of SFAS No. 133 has not significantly altered our hedging strategies; however, this application has increased the volatility of our interest expense and other comprehensive income (loss).

The following table sets forth the SFAS No. 133 adjustments for the three months ended March 31, 2002:

	Three months ended March 31, 2002
(In thousands)	Prior to SFAS No. 133 Adjustment	SFAS No. 133 Adjustment	As Reported
Statement of Operations Data:
Interest expense, net	$22,355	$6,593	$28,948

5)             REDEEMABLE PREFERRED STOCK:

RCC has issued the following preferred stock with liquidation preferences of $1,000 per share:

	Redemption Date	Dividend rate per annum	Conversion price to common stock	Other features, rights, preferences and powers	Number of shares originally issued	Shares distributed as dividends through March. 31, 2002	Accrued dividends at March 31, 2002
							(In thousands)
Senior Exchangeable Preferred Stock	May 2010	11.375%	—	Non-Voting	150,000	71,485	$3,149
Junior Exchangeable Preferred Stock	February 2011	12.250%	—	Non-Voting	140,000	38,188	$2,729
Class M Voting Convertible Preferred Stock	April 2012	8.000%	$53.000	Voting	110,000	—	$18,826
Class T Convertible Preferred Stock	April 2020	4.000%	$50.631	Non-Voting	7,541	—	$603
Total					407,541	109,673	$25,307

Preferred security balance sheet reconciliation (in thousands):

As of March 31, 2002
Preferred securities originally issued	$407,541
Preferred dividends issued (Junior and Senior)	109,673
Accrued long-term preferred security dividends (Class M and Class T)	19,429
Unamortized issuance costs	(12,555)
Net preferred securities	$524,088

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

The Senior Exchangeable Preferred Stock, Junior Exchangeable Preferred Stock, Class M Convertible Preferred Stock, and Class T Convertible Preferred Stock are redeemable at 100% of their total liquidation preference plus accumulated and unpaid dividends at their respective scheduled redemption dates.

6)             RESTATEMENT:

Subsequent to the issuance of the financial statements for the three months ended March 31, 2002, it was determined that the original treatment of certain derivatives and hedge instruments was not in accordance with SFAS No. 133, as amended. In addition, a correction was made to the calculation for noncash dividends on our Class M preferred stock.  These financial statements reflect all adjustments necessary for the SFAS No. 133 and preferred stock dividend corrections.

We have also completed the second phase of our transitional impairment test upon adoption of SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) and have recorded a noncash charge to goodwill of $5.0 million as the cumulative effect of a change in accounting principle retroactive to the first quarter of 2002.  In conjunction with the completion of the second phase of the goodwill impairment test, we completed our transitional impairment test on licenses.  We have recorded a noncash impairment charge to licenses of approximately $412.0 million as a correction, retroactively to the first quarter of 2002, within the cumulative effect of a change in accounting principle.

Effects of Restatement on Financial Statements

(In thousands, except per share data)

	Three months ended March 31,
	2002		2001
	As originally reported	As restated	As originally reported	As restated

Interest expense, net	$(27,009)	$(28,948)	$(31,280)	$(37,104)
Net income before cumulative effect adjustment and extraordinary item	4,551	2,612	(15,447)	(21,271)
Cumulative effect adjustment	—	(417,064)	137	1,621
Net income (loss)	1,232	(417,771)	(15,310)	(19,650)
Preferred stock dividend	(14,215)	(14,541)	(12,947)	(13,163)
Net loss applicable to common shares	(12,983)	(432,312)	(28,257)	(32,813)
Net loss per basic and diluted share	$(1.09)	$(36.27)	$(2.39)	$(2.77)

	As of March 31, 2002
	As originally reported	As restated
Licenses, less accumulated amortization	$1,030,624	$618,577
Goodwill, less accumulated amortization	360,420	355,403
Total assets	1,825,219	1,408,155
Long-term liabilities	1,273,450	1,273,296
Redeemable Preferred Stock	522,862	524,088
Accumulated deficit	(211,456)	(645,362)
Accumulated other comprehensive loss	$(26,189)	$(10,419)

Item 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As discussed in Note 6 to the Notes to Condensed Consolidated Financial Statements in Item 1, the financial statements for the three months ended March 31, 2002 have been restated.  The following Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects these restatements.

BUSINESS OVERVIEW

Rural Cellular Corporation currently markets services to 5.9 million potential users, covering the Midwest, Northeast, South, and Northwest regions. As of March 31, 2002, we provided wireless voice services to approximately 678,000 customers.

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

Our operating expenses include network costs, cost of equipment sales, selling, general and administrative expenses, and depreciation and amortization, each of which is described below:

•                  Network costs include switching and transport expenses and expenses associated with the maintenance and operation of RCC’s wireless network facilities as well as charges incurred by our customers through off network roaming activity (incollect expense).

•                  Cost of equipment sales includes costs associated with telephone equipment and accessories sold to customers and network equipment reselling. In recent years, RCC and other wireless providers have increased the use of discounts on phone equipment as competition between service providers has intensified. As a result, RCC has incurred, and expects to continue to incur, losses on equipment sales per gross additional customer. RCC expects to continue these discounts and promotions because we believe they will result in increases in the number of wireless customers and, consequently, increased service revenues. Cost of equipment sales does not include depreciation and amortization or the cost of handsets leased to customers, which is capitalized and depreciated over a 19-24 month period.

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

	Three months ended March 31,
	2002		2001
	Actual	% of Revenue	Actual	% of Revenue
REVENUES:
Service	$74,313	71.6%	$70,036	71.2%
Roaming	26,162	25.2	23,215	23.6
Equipment	3,279	3.2	5,133	5.2
Total revenues	103,754	100.0	98,384	100.0
OPERATING EXPENSES:
Network costs	22,989	22.2	23,006	23.4
Cost of equipment sales	3,451	3.3	6,428	6.5
Selling, general and administrative	26,913	25.9	26,219	26.7
Depreciation and amortization	18,976	18.3	26,898	27.3
Total operating expenses	72,329	69.7	82,551	83.9
OPERATING INCOME	31,425	30.3	15,833	16.1
OTHER INCOME (EXPENSE):
Interest expense, net	(28,948)	(27.9)	(37,104)	(37.7)
Other	135	0.1	—	0.0
Other expense, net	(28,813)	(27.8)	(37,104)	(37.7)
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT ADJUSTMENT	2,612	2.5	(21,271)	(21.5)
EXTRAORDINARY ITEM	(3,319)	(3.2)	—	—
LOSS BEFORE CUMULATIVE EFFECT ADJUSTMENT	(707)	(0.7)	(21,271)	(21.5)
CUMULATIVE EFFECT ADJUSTMENT	(417,064)	(402.0)	1,621	1.6
NET LOSS	(417,771)	(402.7)	(19,650)	(19.9)
PREFERRED STOCK DIVIDEND	(14,541)	(14.0)	(13,163)	(13.4)
NET LOSS APPLICABLE TO COMMON SHARES	$(432,312)	(416.7)%	$(32,813)	(33.3)%

The following table presents RCC’s operating data for the periods indicated.

Consolidated Operating Data:	(Unaudited) Three months ended March 31,
(in thousands, except customer data)	2002	2001
EBITDA(1)	$50,401	$42,731
Cash interest expense	(15,413)	(24,727)
Capital expenditures	(8,765)	(7,255)
Free cash flow(2)	$26,223	$10,749

Penetration(3)(4)	10.9%	10.1%

Retention(5)	98.0%	98.0%

Average monthly revenue per customer(6)	$54	$54
Net average monthly revenue per customer including incollect cost(6)	$47	$46

Acquisition cost per customer(7)	$318	$247
Acquisition cost per customer (excluding phone service depreciation)(7)	$255	$237

Voice customers at period end
Postpaid cellular	591,001	555,913
Prepaid cellular	34,784	24,486
Wireless Alliance	15,141	14,517
Wholesale	37,235	23,069
Total customers	678,161	617,985

POPs(3)
RCC Cellular	5,161,000	5,161,000
Wireless Alliance	732,000	732,000
Total POPs	5,893,000	5,893,000

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

Roaming Revenues. Reflecting increases in outcollect roaming minutes, consolidated roaming revenues for 2002 increased 12.7% to $26.2 million from $23.2 million in 2001. Roaming minutes have increased in part due to the activation of additional cell sites and increased industry-wide wireless usage. Partially offsetting the increase in minutes of use during 2002 was the decrease in outcollect roaming yield per minute. Including toll, outcollect roaming yield decreased to $0.29 in 2002 as compared to $0.38 in 2001. AT&T Wireless and Verizon Wireless account for approximately 70% of RCC’s outcollect minutes.

Equipment Revenues. Consolidated equipment revenues for 2002 decreased 36.1% to $3.3 million from $5.1 million in 2001. The decrease in equipment revenue reflects decreasing equipment prices together with increases in phone service leasing partially offset by increases in network equipment reselling.

Operating Expenses

Network Costs. Network costs in 2002 as compared to 2001 remained relatively unchanged at $23.0 million. Incollect cost, a material component to network cost, declined 6.2% to $11.3 million as compared to $12.0 million in 2001.   Per minute incollect cost in the first quarter of 2002 declined to $0.21 from $0.30 in the comparable period of 2001. These declines were offset by increases in origination and termination costs together with increases in long distance cost.

Cost of Equipment Sales. Cost of equipment sales for 2002 decreased 46.3% to $3.5 million as compared to $6.4 million in 2001. As a percentage of revenue, cost of equipment sales for 2002 decreased to 3.3% as compared to 6.5% in 2001. Contributing to the decrease in cost of equipment sales were our lower gross customer adds in 2002 of 49,000 as compared to 58,000 in 2001.  Also contributing to the decline was the increase in RCC’s phone service leasing plans during the first quarter of 2002. Under these plans, the cost of handsets is capitalized rather than expensed as cost of equipment sold. The initial cost of these capitalized handsets is not included in acquisition cost per customer (“ACPC”). The capitalized cost of the handset is depreciated over a period of 19-24 months. During 2002, RCC capitalized approximately $6.8 million in phone service handsets.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses for 2002 increased 2.6% over 2001 to $26.9 million from $26.2 million. The increase in SG&A expenses primarily reflects increases in bad debt expense in 2002 as compared to 2001. Sales and marketing expenses for 2002 were $11.9 million as compared to $12.7 million in 2001.

Depreciation and Amortization. Depreciation and amortization expense for 2002 decreased 29.5% over 2001 to $19.0 million from $26.9 million.   The decrease primarily reflects the January 1, 2002 adoption of SFAS 142 and the corresponding discontinuance of amortization of goodwill and licenses in our statements of operations.

Other Income (Expense)

Interest Expense. Interest expense for 2002 decreased 22.1% to $28.9 million as compared to $37.1 million in 2001. The decline in interest expense primarily reflects noncash adjustments related to the accounting for derivative instruments pursuant to SFAS No. 133 together with a lower effective interest rate on our credit facility.

Extraordinary Item

For the three months ended March 31, 2002, we reported an extraordinary loss on early extinguishment of debt of $3.3 million, primarily in connection with the repayment of amounts outstanding under our credit agreement through the issuance of the 9 ¾% Senior Subordinated Notes.

Cumulative Effect Adjustment

We have completed our transitional impairment test upon adoption of SFAS No. 142 and have recorded a noncash charge of  $417.0 million as the cumulative effect of a change in accounting principle in the first quarter of 2002.

Preferred Stock Dividends

Preferred stock dividends in 2002 increased 10.5% to $14.5 million as compared to $13.2 million in 2001. The increase primarily resulted from the our practice of paying dividends by issuing additional shares of exchangeable preferred stock rather than in cash, thereby increasing the basis for subsequent dividend distributions.  To holders of record on May 1, 2002, RCC distributed 6,298 and 5,457 shares of senior and junior exchangeable preferred stock, respectively, in payment of dividends on May 15, 2002.

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

RCC has a credit facility with a consortium of lenders, which, as of March 31, 2002, provided up to $275 million in revolving loans and $783.7 million in term loans. During the three months ended March 31, 2002, we reduced borrowings under our credit facility by $316.7 million, which included $289.7 million in net proceeds from the issuance of the 9 ¾% Senior Subordinated Notes and $27.0 million in cash flow from operations. The $27.0 million reduction in debt through cash flow from operations included an $18 million permanent reduction under the credit facility. As of March 31, 2002, $794.9 million was outstanding under the credit facility and approximately $263.9 million available for future borrowings.

Our credit facility contains certain financial covenants that, among other things, limit our ability to incur indebtedness, make investments, create or permit liens, make capital expenditures, make guarantees and pay cash dividends. RCC’s credit facility also requires that RCC use derivatives to manage interest rate risk. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk.” On December 14, 2000, March 31, 2001 and January 16, 2002, we obtained amendments of the financial covenants in the credit facility. As of March 31, 2002, RCC was in compliance with all financial covenants in the credit facility.

We currently are required to pay interest on our 9 5/8% and 9 ¾% notes and our credit facility. For the three months ended March 31, 2002, we paid with cash from operations $15.4 million in interest on the 9 5/8% notes and the credit facility.  We currently pay dividends on our senior and junior exchangeable preferred stock by issuing additional shares.

The following table presents RCC’s contractual obligations for the years ended December 31.

(in thousands)	Total	2002	2003	2004	2005	2006	Thereafter
Debt service
Credit facility	$794,853	$—	$37,001	$62,808	$74,035	$89,754	$531,255

9 3/4% Senior subordinated notes (due 1/15/2010)	300,000	—	—	—	—	—	300,000
9 5/8% Senior subordinated notes (due 5/15/2008)	125,000	—	—	—	—	—	125,000

Senior exchangeable preferred stock (due 5/15/2010)	254,776	—	—	—	—	—	254,776
Senior exchangeable preferred security cash dividends beginning August 15, 2003	202,860	—	14,492	28,980	28,980	28,980	101,428

Junior exchangeable preferred stock (due 2/15/2011)	255,863	—	—	—	—	—	255,863
Junior exchangeable preferred security cash dividends beginning May 15, 2005	188,040	—	—	—	23,505	31,340	133,195

Class M Voting Convertible Preferred Stock	288,155	—	—	—	—	—	288,155

Other long-term obligations	6,500	—	6,500	—	—	—	—
	2,416,047	—	57,993	91,788	126,520	150,074	1,989,672

Operating lease obligations	24,390	7,142	5,410	4,023	2,716	1,476	3,623

Total contractual cash obligations	$2,440,437	$7,142	$63,403	$95,811	$129,236	$151,550	$1,993,295

* assumes that senior exchangeable preferred stock dividends are paid in kind through May 15, 2003.

** assumes that junior exchangeable preferred stock dividends are paid in kind through February 15, 2005.

Net cash provided by operating activities was $34.3 million for the three months ended March 31, 2002. Adjustments to the $417.8 million net loss to reconcile to net cash provided by operating activities included $19.0 million in depreciation and amortization, a cumulative effect adjustment of $417.1 million for the impairment of goodwill and licenses, a $6.6 million change in financial instrument valuation, a $2.0 million decrease in accounts receivable, a $2.0 million decrease in inventories, a $3.7 million decrease in accounts payable, and a $5.2 million increase in other accrued expenses.

Net cash used in investing activities for the three months ended March 31, 2002 was $8.0 million. The principal use of cash was $8.8 million in purchases of property and equipment, which included $6.8 million in purchases of handset equipment under our phone leasing program. During this quarter we  satisfied the initial FCC buildout requirements for our Northeast PCS properties.

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

Recently Issued Accounting Pronouncements

See Note 2 to Notes to Condensed Consolidated Financial Statements in Item 1.

Forward Looking Statements

Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although RCC believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. A number of factors could cause actual results, performance, achievements of RCC, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include but are not limited to competitive considerations, success of customer enrollment initiatives, the ability to increase wireless usage and reduce customer acquisition costs, the successful integration of newly acquired operations with RCC’s existing operations, the ability to negotiate favorable roaming agreements, the ability to service debt incurred in connection with expansion, the resolution of certain network technology issues and other factors discussed in RCC’s Report on Form 10-K/A for the year ended December 31, 2001 and in other filings with the Securities and Exchange Commission. Investors are cautioned that all forward-looking statements involve risks and uncertainties.

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

At March 31, 2002, we had debt totaling $794.9 million under our credit facility. RCC has interest rate swap, swaption, collar and reverse swap agreements covering debt with a notional amount of $675.4 million to effectively change the interest on the underlying debt. For fixed rate debt, interest rate changes impact the fair market value of the instrument but do not impact our earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not impact the fair market value of the instrument but do impact our future earnings and cash flows, assuming other factors are held constant.

RCC has entered into two “flooridors” with a total notional amount of $252.0 million in order to further manage interest expense. We paid the counterparty $1.2 million to enter into the flooridors. Under the flooridors, if, as of a quarterly reference date, LIBOR is less than 7.35% but greater than 6.85%, the counterparty is required to make a quarterly payment to RCC equal to the difference between LIBOR and 7.35% on the notional amount of $252.0 million. If, as of a quarterly reference date, LIBOR is less than 6.85%, the counterparty is required to make a quarterly payment to RCC equal to 0.50% on the total notional amount. If LIBOR is equal to or greater than 7.35%, neither party is required to make a payment. The flooridors terminate on May 12, 2003. As of March 31, 2002, we recorded the flooridors at their fair market value as a $1.6 million asset.

RCC’s 9 5/8% senior subordinated notes mature in 2008. They are redeemable at RCC’s option for a premium after May 15, 2003. Under some conditions, it could become economically desirable for us to redeem the notes. In order to monetize the value of the option to redeem those notes, RCC entered into a “swaption” with respect to the notes. The counterparty purchased the swaption from RCC on March 1, 2001 for $8.7 million. Under the swaption, the counterparty has the right, but not the obligation, to receive a quarterly payment based on a rate of 9.625% per annum on the $131.0 million notional amount of the swaption in return for a quarterly payment based on LIBOR plus 1.50% per annum on that notional amount. This right is only exercisable on March 13, 2003 and if exercised, the swaption terminates on March 15, 2008. As a result of declining interest rates, as of March 31, 2002, we recorded the swaption as a liability on the balance sheet at the negative fair market value of $11.9 million.

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

After giving effect to these changes in financial instruments and the sale of the notes, approximately 57% of RCC’s debt is essentially fixed rate debt as compared to approximately 61% at December 31, 2001. See Note 4 of the Notes to Condensed Consolidated Financial Statements for additional information regarding financial instrument activity.

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

* Filed as Exhibit to the Company’s Form 10-K (No. 0-27416) filed on March 22, 2002, and incorporated herein by reference.

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

RURAL CELLULAR CORPORATION
(Registrant)

Dated: December 20, 2002	/s/ Richard P. Ekstrand
Richard P. Ekstrand
President and Chief Executive Officer

Dated: December 20, 2002	/s/ Wesley E. Schultz
Wesley E. Schultz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

SECTION 302 CERTIFICATION
CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Richard P. Ekstrand, certify that:

(1) I have reviewed this Quarterly Report on Form 10-Q/A of Rural Cellular Corporation., a Minnesota corporation (the “Registrant”);

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: December 20, 2002	By:	/s/ Richard P. Ekstrand
Richard P. Ekstrand

SECTION 302 CERTIFICATION
CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Wesley E. Schultz, certify that:

(1) I have reviewed this Quarterly Report on Form 10-Q/A of Rural Cellular Corporation., a Minnesota corporation (the “Registrant”);

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: December 20, 2002	By:	/s/ Wesley E. Schultz
Wesley E. Schultz