Form 10-Q/A
period 2002-06-30
RURAL CELLULAR CORP
filed 2002-12-20
CIK 869561

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q / A

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

EXPLANATORY NOTE

THIS AMENDMENT TO THE REGISTRANT’S REPORT ON FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 IS BEING FILED TO INCLUDE A RESTATEMENT OF RURAL CELLULAR CORPORATION’S CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002.  SEE NOTE 6 TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR A SUMMARY OF THE SIGNIFICANT EFFECTS OF THE RESTATEMENT.

ONLY PART I, ITEMS 1 – 3 AND PART II, ITEM 6, ARE INCLUDED IN THIS AMENDMENT AND HAVE BEEN REVISED TO REFLECT THE RESTATEMENT.

Part I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

ASSETS

	As of
	June 30, 2002 (As restated – see Note 6)	December 31, 2001
CURRENT ASSETS:
Cash	$13,559	$1,995
Accounts receivable, less allowance of $2,516 and $4,016	51,630	45,279
Inventories	4,366	6,617
Other current assets	3,083	2,408
Total current assets	72,638	56,299
PROPERTY AND EQUIPMENT, less accumulated depreciation of $162,906 and $137,776	239,170	244,980

LICENSES AND OTHER ASSETS:
Licenses, less accumulated amortization of $50,409 and $50,409	618,577	1,030,624
Goodwill, less accumulated amortization of $32,435 and $32,493	354,975	361,184
Customer lists, less accumulated amortization of $55,447 and $45,730	103,582	113,299
Deferred debt issuance costs, less accumulated amortization of $9,242 and $8,306	27,284	22,549
Other assets, less accumulated amortization of $1,382 and $1,230	6,719	7,844

Total licenses and other assets	1,111,137	1,535,500
	$1,422,945	$1,836,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value)

(Unaudited)

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	As of
	June 30, 2002 (As restated – see Note 6)	December 31, 2001
CURRENT LIABILITIES:
Accounts payable	$30,798	$35,356
Advance billings and customer deposits	11,109	9,315
Accrued interest	18,410	13,033
Dividends payable	6,050	5,710
Other accrued expenses	10,804	11,158
Total current liabilities	77,171	74,572
LONG-TERM LIABILITIES	1,273,874	1,286,301

Total liabilities	1,351,045	1,360,873
REDEEMABLE PREFERRED STOCK	538,824	509,736
SHAREHOLDERS’ DEFICIT:
Class A common stock; $.01 par value; 200,000 shares authorized, 11,194 and 11,176 issued	112	112
Class B common stock; $.01 par value; 10,000 shares authorized, 728 and 728 issued	7	7
Additional paid-in capital	192,294	191,964
Accumulated deficit	(648,991)	(213,050)
Accumulated other comprehensive loss	(10,346)	(12,863)
Total shareholders’ deficit	(466,924)	(33,830)
	$1,422,945	$1,836,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three months ended June 30 ,		Six months ended June 30,
	2002 (As restated – see Note 6)	2001 (As restated – see Note 6)	2002 (As restated – see Note 6)	2001 (As restated – see Note 6)
REVENUES:
Service	$79,273	$80,151	$153,586	$150,187
Roaming	33,855	28,350	60,017	51,565
Equipment	4,564	4,545	7,843	9,678
Total revenues	117,692	113,046	221,446	211,430
OPERATING EXPENSES:
Network costs, excluding depreciation and amortization	25,909	26,255	48,898	49,261
Cost of equipment sales	4,520	5,924	7,971	12,352
Selling, general and administrative	28,552	29,644	55,465	55,863
Depreciation and amortization	20,533	27,689	39,509	54,587
Total operating expenses	79,514	89,512	151,843	172,063
OPERATING INCOME	38,178	23,534	69,603	39,367
OTHER INCOME (EXPENSE):
Interest expense, net	(26,818)	(30,614)	(55,766)	(67,718)
Other	(57)	5	78	5
Other expense, net	(26,875)	(30,609)	(55,688)	(67,713)
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT ADJUSTMENT	11,303	(7,075)	13,915	(28,346)
EXTRAORDINARY ITEM — early extinguishment of debt	—	—	(3,319)	—
INCOME (LOSS) BEFORE CUMULATIVE EFFECT ADJUSTMENT	11,303	(7,075)	10,596	(28,346)
CUMULATIVE EFFECT ADJUSTMENT	—	—	(417,064)	1,621
NET INCOME (LOSS))	11,303	(7,075)	(406,468)	(26,725)
PREFERRED STOCK DIVIDEND	(14,932)	(13,430)	(29,473)	(26,593)
NET LOSS APPLICABLE TO COMMON SHARES	$(3,629)	$(20,505)	$(435,941)	$(53,318)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	11,921	11,858	11,919	11,849
NET LOSS PER BASIC AND DILUTED SHARE:
Net loss per share applicable to common shares before extraordinary item and cumulative effect adjustment	$(0.30)	$(1.73)	$(1.31)	$(4.64)
Extraordinary item – early extinguishment of debt	—	—	(0.28)	—
Cumulative effect adjustment	—	—	(34.99)	0.14
Net loss per basic and diluted share	$(0.30)	$(1.73)	$(36.58)	$(4.50)

COMPREHENSIVE LOSS:
NET LOSS APPLICABLE TO COMMON SHARES	$(3,629)	$(20,505)	$(435,941)	$(53,318)
Hedging activity:
Cumulative effect of SFAS No. 133	—	—	—	(5,526)
Mark to market adjustment - financial instruments	73	2,714	2,517	(3,756)
TOTAL COMPREHENSIVE LOSS	$(3,556)	$(17,791)	$(433,424)	$(62,600)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six months ended June 30,
	2002 (As restated – see Note 6)	2001 (As restated – see Note 6)
OPERATING ACTIVITIES:
Net loss	$(406,468)	$(26,725)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	39,509	54,587
Extraordinary item - early extinguishment of debt	3,319	—
Mark-to-market adjustments – financial instruments	9,117	6,507
Cumulative effect adjustment	417,064	(1,621)
Other	1,580	386
Change in other operating elements, excluding the effects of acquisitions:
Accounts receivable	(5,801)	(8,061)
Inventories	2,251	1,557
Other current assets	(675)	25
Accounts payable	(4,558)	(16,310)
Advance billings and customer deposits	1,794	1,230
Other accrued expenses	7,034	(6,749)
Net cash provided by operating activities	64,166	4,826
INVESTING ACTIVITIES:
Purchases of property and equipment, net	(25,630)	(18,235)
Purchases of wireless properties, net of cash acquired	—	(142,083)
Proceeds from sale of REC/RTB stock	650	—
Assets held for sale	—	(35,478)
Other	51	(404)
Net cash used in investing activities	(24,929)	(196,200)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	330	919
Proceeds from issuance of long-term debt	342,550	315,350
Repayments of long-term debt	(360,208)	(120,650)
Proceeds from swaption	—	8,720
Payments of debt issuance costs	(10,244)	(4,341)
Other	(101)	154
Net cash (used in) provided by financing activities	(27,673)	200,152
NET INCREASE IN CASH	11,564	8,778
CASH, at beginning of period	1,995	2,205
CASH, at end of period	$13,559	$10,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Throughout this document, Rural Cellular Corporation and its subsidiaries are referred to as “RCC”, “we”, “our” or “us.”

1)             BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2002 and 2001 have been prepared by RCC without audit. In the opinion of management, normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made.  The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the operating results for the full fiscal year or any other interim periods.

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

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 requires that  a single accounting model for long-lived assets to be disposed of be developed, whether such assets were previously held and used or newly acquired. RCC adopted this statement on January 1, 2002. There was no impact to our financial statements.

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

The effect of the adoption of SFAS No. 142 on the reported net loss and basic and diluted loss per share for all periods presented in the accompanying statements of operations, including impairment charge from adoption, is as follows:

	(As reported)
	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2002	2001	2002	2001

Net loss applicable to common shares (as reported)	$(3,629)	$(20,505)	$(435,941)	$(53,318)
Add back: goodwill amortization	—	4,412	—	9,007
Add back: license amortization	—	6,628	—	13,256
Adjusted net loss applicable to common shares	$(3,629)	$(9,465)	$(435,941)	$(31,055)

Weighted average common shares outstanding, basic and diluted	11,921	11,858	11,919	11,849

Basic and diluted loss per share:
Net loss per basic and diluted share (as reported)	$(0.30)	$(1.73)	$(36.58)	$(4.50)
Add back: goodwill amortization	—	0.37	—	0.76
Add back: license amortization	—	0.56	—	1.12
Adjusted loss per share (basic and diluted)	$(0.30)	$(0.80)	$(36.58)	$(2.62)

(Before extraordinary item and cumulative effect adjustment
and including the effect of preferred stock dividends)

	Three months ended June 30,		Six months ended December 31,
(in thousands, except per share amounts)	2002	2001	2002	2001

Net loss applicable to common shares (as reported)	$(3,629)	$(20,505)	$(15,558)	$(54,939)
Add back: goodwill amortization	—	4,412	—	9,007
Add back: license amortization	—	6,628	—	13,256
Adjusted net loss applicable to common shares	$(3,629)	$(9,465)	$(15,558)	$(32,676)

Weighted average common shares outstanding, basic and diluted	11,921	11,858	11,919	11,849

Basic and diluted loss per share:
Net loss per basic and diluted share (as reported)	$(0.30)	$(1.73)	$(1.31)	$(4.64)
Add back: goodwill amortization	—	0.37	—	0.76
Add back: license amortization	—	0.56	—	1.12
Adjusted loss per share (basic and diluted)	$(0.30)	$(0.80)	$(1.31)	$(2.76)

Intangible Assets

The major components and average useful lives of our acquired intangible assets are as follows:

	As of June 30, 2002		As of December 31, 2001
(in thousands)	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
Unamortized intangible assets:
Licenses	$668,986	$50,409	$1,081,033	$50,409
Goodwill	387,410	32,435	393,677	32,493
	$1,056,396	$82,844	1,474,710	82,902

Amortized intangible assets:
Customer lists (7-10 years)	$159,029	$55,447	$159,029	$45,730

Intangible asset amortization expense was approximately $4.8 million and $9.9 million for the three and six months ended June 30, 2002, respectively, and $16.2 million and $32.3 million for the three and six months ended June 30, 2001, respectively.  It is estimated to be $20.6 million in each of 2003 through 2006, and $10.4 million in 2007.

The changes in carrying amount of goodwill and licenses for the three months ended June 30, 2002 are as follows (in thousands):

	Goodwill	Licenses	Total
Balance as of December 31, 2001 (net)	$361,184	$1,030,624	$1,391,808
Reclassification	(1,192)	—	(1,192)
Impairment charges under SFAS No. 142	(5,017)	(412,047)	(417,064)

Balance as of June 30, 2002 (net)	$354,975	$618,577	$973,552

Supplemental Disclosure of Condensed Consolidated Cash Flow Information

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2002	2001	2002	2001
Cash paid for:
Interest	$24,494	$43,437	$39,907	$68,164
Income taxes	—	—	—	—
Noncash financing transactions:
Preferred stock dividends	$14,932	$13,430	$29,473	$26,593

3)             LONG-TERM LIABILITIES:

RCC had the following long-term liabilities outstanding  (in thousands):

	June 30, 2002	December 31, 2001

Credit facility:
Revolver	$16,142	$159,800
Term Loan A (terminates 04/03/2008)	349,286	426,508
Term Loan B (terminates 04/03/2008)	186,623	225,101
Term Loan C (terminates 04/03/2009)	186,623	225,101
Term Loan D (terminates 10/03/2009)	55,179	75,000
Total credit facility	793,853	1,111,510

9 5/8% Senior Subordinated Notes	125,000	125,000
9 3/4% Senior Subordinated Notes	300,000	—
Derivative financial instruments	48,149	42,949
Other	6,872	6,842
Long-term liabilities	$1,273,874	$1,286,301

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

RCC’s financial instruments are as follows:

		Carrying value		Estimated fair market value
(Dollars in thousands)	Notional amount	June 30, 2002	December 31, 2001	June 30, 2002	December 31, 2001

Financial assets
Cash	$—	$13,559	$1,995	$13,559	$1,995
(*) Interest rate flooridor :
Fleet Bank (terminates May 12, 2003)	252,000	1,091	1,699	1,091	1,699
Accounts receivable, net	—	51,630	45,279	51,630	45,279
Total financial assets	$252,000	$66,280	$48,973	$66,280	$48,973
Financial liabilities
Credit facility	—	$793,853	$1,111,510	$639,413	$987,145
9 5/8% senior subordinated notes	—	125,000	125,000	56,719	127,031
9 3/4% senior subordinated notes	—	300,000	—	142,875	—
11 3/8% senior exchangeable preferred stock	—	227,769	215,373	46,202	187,375
12 ¼% junior exchangeable preferred stock	—	183,636	172,901	27,967	145,237
	—	1,630,258	1,624,784	913,176	1,446,788
Derivative financial instruments
Interest rate swap agreements:
TD Securities (terminates May 16, 2005)	84,000	6,742	5,854	6,742	5,854
PNC Bank (terminates May 16, 2003)	42,000	1,979	2,703	1,979	2,703
Union Bank (unwound January 17, 2002)	—	—	5,387	—	5,387
Fleet Bank (unwound January 14, 2002)	—	—	2,791	—	2,791
Reverse swap agreements:
Fleet Bank (terminates January 15, 2010)	75,000	7,968	—	7,968	—
Dresdner Bank (terminates January 15, 2010)	60,390	5,953	—	5,953	—
Interest rate collar agreements:
PNC Bank (terminates May 25, 2003)	47,000	1,498	2,025	1,498	2,025
Fleet Bank (unwound January 14, 2002)	—	—	3,553	—	3,553
Union Bank (terminates June 5, 2003)	96,000	2,301	2,961	2,301	2,961
PNC Bank (terminates June 6, 2003)	94,000	2,519	3,301	2,519	3,301
Union Bank (terminates June 5, 2003)	46,000	1,317	1,746	1,317	1,746
(**) Swaption:
TD Securities (terminates March 15, 2008)	131,016	17,872	12,628	17,872	12,628

	675,406	48,149	42,949	48,149	42,949
Other long-term liabilities	—	6,872	6,842	6,872	6,842
Total financial liabilities	$675,406	$1,685,279	$1,674,575	$968,197	$1,496,579

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

The 9 5/8% senior subordinated notes mature in 2008. They are redeemable at RCC’s option for a premium after May 15, 2003. Under certain conditions, it could become economically desirable for RCC to redeem the notes. In order to monetize the value of the option to redeem those notes, RCC entered into a “swaption” with respect to the notes. The counterparty purchased the swaption from RCC on March 1, 2001 for $8.7 million. Under the swaption, the counterparty has the right, but not the obligation, to receive a quarterly payment based on a rate of 9.625% per annum on the $131.0 million notional amount of the swaption in return for a quarterly payment based on LIBOR plus 1.50% per annum on that notional amount. This right is only exercisable on March 13, 2003 and if exercised, the swaption terminates on March 15, 2008. As a result of declining interest rates since the inception of the swaption, the swaption has a negative fair market value of $17.9 million that is recorded on the balance sheet as of June 30, 2002 pursuant to SFAS No. 133.

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

After giving effect to these financial instruments and the sale of the 9.75% notes, 57% of our debt is essentially fixed rate debt at June 30, 2002 as compared to approximately 61% at December 31, 2001.

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

The following table sets forth the SFAS No. 133 adjustments for the three and six months ended June 30, 2002:

	Three months ended June 30, 2002			Six months ended June 30, 2002
(In thousands)	Prior to SFAS No. 133 Adjustment	SFAS No. 133 Adjustment	As Reported	Prior to SFAS No. 133 Adjustment	SFAS No. 133 Adjustment	As Reported
Statement of Operations Data:
Interest expense, net	$24,294	$2,524	$26,818	$46,649	$9,117	$55,766

5)             REDEEMABLE PREFERRED STOCK:

RCC has issued the following preferred stock with liquidation preferences of $1,000 per share:

	Redemption Date	Dividend rate per annum	Conversion price to common stock	Other features, rights, preferences and powers	Number of shares originally issued	Shares distributed as dividends through June 30, 2002	Accrued dividends at June 30, 2002 (In thousands)
Senior Exchangeable Preferred Stock	May 2010	11.375%	—	Non-Voting	150,000	77,769	$3,238
Junior Exchangeable Preferred Stock	February 2011	12.250%	—	Non-Voting	140,000	43,636	$2,812
Class M Voting Convertible Preferred Stock	April 2012	8.000%	$53.000	Voting	110,000	—	$21,402
Class T Convertible Preferred Stock	April 2020	4.000%	$50.631	Non-Voting	7,541	—	$678
Total					407,541	121,405	$28,130

Preferred security balance sheet reconciliation (in thousands):

As of June 30, 2002
Preferred securities originally issued	$407,541
Preferred dividends issued (Junior and Senior)	121,405
Accrued long-term preferred security dividends (Class M and Class T)	22,080
Unamortized issuance costs	(12,202)
Net preferred securities	$538,824

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

The Senior Exchangeable Preferred Stock, Junior Exchangeable Preferred Stock, Class M Convertible Preferred Stock, and Class T Convertible Preferred Stock are redeemable at 100% of their total liquidation preference plus accumulated and unpaid dividends at their scheduled redemption dates.

6)             RESTATEMENT:

Subsequent to the issuance of the financial statements for the three and six months ended June 30, 2002, it was determined that the original treatment of certain derivatives and hedge instruments was not in accordance with SFAS No.133, as amended. In addition, a correction was made to the calculation for noncash dividends on our Class M preferred stock.  These financial statements reflect all adjustments necessary for the SFAS No. 133 and preferred stock dividend corrections.

We have also completed our transitional impairment test upon adoption of SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) and have recorded a noncash charge to goodwill of $5.0 million as the cumulative effect of a change in accounting principle retroactive to the first quarter of 2002.  In conjunction with the completion of the second phase of the goodwill impairment test, we completed our transitional impairment test on licenses.  We have recorded a noncash impairment charge to licenses of approximately $412 million as a correction, retroactively to the first quarter of 2002, within the cumulative effect of a change in accounting principle.

	Three months ended June 30, 2002		Three months ended June 30, 2001
Effects of Restatement on Financial Statements	As originally reported	As restated	As previously reported	As restated
Interest expense, net	$(29,644)	$(26,818)	$(29,525)	$(30,614)
Net income before cumulative effect adjustment and extraordinary item	8,477	11,303	(5,986)	(7,075)
Cumulative effect adjustment	—	—	—	—
Net income (loss)	8,477	11,303	(5,986)	(7,075)
Preferred stock dividend	(14,556)	(14,932)	(13,250)	(13,430)
Net loss applicable to common shares	(6,079)	(3,629)	(19,236)	(20,505)
Net loss per basic and diluted share	$(0.51)	$(0.30)	$(1.62)	$(1.73)

	Six months ended June 30, 2002		Six months ended June 30, 2001
	As originally reported	As restated	As previously reported	As restated
Interest expense, net	$(57,029)	$(55,766)	$(62,459)	$(67,718)
Net income before cumulative effect adjustment and extraordinary item	12,652	13,915	(23,087)	(28,346)
Cumulative effect adjustment	—	(417,064)	137	1,621
Net income (loss)	9,333	(406,468)	(22,950)	(26,725)
Preferred stock dividend	(28,771)	(29,473)	(26,197)	(26,593)
Net loss applicable to common shares	(19,438)	(435,941)	(49,147)	(53,318)
Net loss per basic and diluted share	$(1.63)	$(36.58)	$(4.15)	$(4.50)

	As of June 30, 2002
	As originally reported	As restated
Licenses, less accumulated amortization	$1,030,624	$618,577
Goodwill, less accumulated amortization	359,993	354,975
Total assets	1,840,009	1,422,945
Long-term liabilities	1,279,916	1,273,874
Redeemable preferred stock	537,222	538,824
Accumulated deficit	(219,289)	(648,991)
Accumulated other comprehensive loss	$(27,424)	$(10,346)

Item 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As discussed in Note 6 to the Notes to Condensed Consolidated Financial Statements in Item 1, the financial statements for the three and six months ended June 30, 2002 have been restated.  The following Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects these restatements.

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

	Three months ended June 30,				Six months ended June 30,
	2002		2001		2002		2001
	Actual	% of Revenue	Actual	% of Revenue	Actual	% of Revenue	Actual	% of Revenue
REVENUES:
Service	$79,273	67.3%	$80,151	70.9%	$153,586	69.4%	$150,187	71.0%
Roaming	33,855	28.8	28,350	25.1	60,017	27.1	51,565	24.4
Equipment	4,564	3.9	4,545	4.0	7,843	3.5	9,678	4.6
Total revenues	117,692	100.0	113,046	100.0	221,446	100.0	211,430	100.0
OPERATING EXPENSES:
Network costs	25,909	22.0	26,255	23.2	48,898	22.1	49,261	23.3
Cost of equipment sales	4,520	3.8	5,924	5.2	7,971	3.6	12,352	5.8
Selling, general and administrative	28,552	24.3	29,644	26.2	55,465	25.0	55,863	26.4
Depreciation and amortization	20,533	17.4	27,689	24.5	39,509	17.8	54,587	25.8
Total operating expenses	79,514	67.5	89,512	79.1	151,843	68.5	172,063	81.3
OPERATING INCOME	38,178	32.5	23,534	20.9	69,603	31.5	39,367	18.7
OTHER INCOME (EXPENSE):
Interest expense, net	(26,818)	(22.8)	(30,614)	(27.1)	(55,766)	(25.2)	(67,718)	(32.0)
Other	(57)	0.0	5	0.0	78	0.0	5	0.0
Other expense, net	(26,875)	(22.8)	(30,609)	(27.1)	(55,688)	(25.2)	(67,713)	(32.0)
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT ADJUSTMENT	11,303	9.7	(7,075)	(6.2)	13,915	6.3	(28,346)	(13.3)
EXTRAORDINARY ITEM	—	—	—	—	(3,319)	(1.5)	—	—
INCOME (LOSS) BEFORE CUMULATIVE EFFECT ADJUSTMENT	11,303	9.7	(7,075)	(6.2)	10,596	4.8	(28,346)	(13.3)
CUMULATIVE EFFECT ADJUSTMENT	—	—	—	—	(417,064)	(188.3)	1,621	0.8
NET INCOME (LOSS)	11,303	9.7	(7,075)	(6.2)	(406,468)	(183.5)	(26,725)	(12.5)
PREFERRED STOCK DIVIDEND	(14,932)	(12.7)	(13,430)	(11.9)	(29,473)	(13.3)	(26,593)	(12.6)
NET LOSS APPLICABLE TO COMMON SHARES	$(3,629)	(3.0)%	$(20,505)	(18.1)%	$(435,941)	(196.8)%	$(53,318)	(25.1)%

The following table presents RCC’s operating data for the periods indicated.

	Unaudited
Consolidated Operating Data:	Three months ended June 30,		Six months ended June 30,
(in thousands, except customer data)	2002	2001	2002	2001

EBITDA (1)	$58,711	$51,223	$109,112	$93,954
Cash interest expense	(24,494)	(43,437)	(39,907)	(68,164)
Capital expenditures	(16,865)	(10,980)	(25,630)	(18,235)
Free cash flow (2)	$17,352	$(3,194)	$43,575	$7,555

Penetration (3) (4)	11.1%	10.4%	11.1%	10.4%
Retention (5)	98.5%	98.2%	98.3%	98.1%

Average monthly revenue per customer (6)	$60	$60	$57	$57
Net average monthly revenue per customer including incollect cost(6)	$53	$53	$50	$49
Acquisition cost per customer (7)	$343	$270	$331	$258
Acquisition cost per customer (excluding phone service depreciation) (7)	$262	$242	$258	$239

Voice customers at period end
Postpaid cellular			606,042	574,772
Prepaid cellular			34,445	26,384
Wireless Alliance			16,184	13,895
Wholesale			42,252	23,384
Total customers			698,923	638,435

POPs (3)
RCC Cellular			5,161,000	5,161,000
Wireless Alliance			732,000	732,000
Total POPs			5,893,000	5,893,000

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

Other Income (Expense)

Interest Expense. Interest expense decreased from $30.6 million in 2001 to $26.8 million in 2002. The decline in interest expense primarily reflects noncash adjustments related to the accounting for derivative instruments pursuant to SFAS No. 133 together with a decline in the effective interest rate of the credit facility.

Preferred Stock Dividends

Preferred stock dividends in 2002 increased 11.1% to $14.9 million as compared to $13.4 million in 2001. The increase primarily resulted from our practice of paying dividends by issuing additional shares of exchangeable preferred stock rather than in cash, thereby increasing the basis for subsequent dividend distributions. To holders of record on August 1, 2002, RCC distributed 6,477 and 5,623 shares of senior and junior exchangeable preferred stock, respectively, in payment of dividends on August 15, 2002.

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

Other Income (Expense)

Interest Expense. Interest expense for 2002 decreased 17.6% to $55.8 million as compared to $67.7 million in 2001. The decline in interest expense primarily reflects noncash adjustments related to the accounting for derivative instruments pursuant to SFAS No. 133 together with a decline in the effective interest rate of the credit facility.

Preferred Stock Dividends

Preferred stock dividends in 2002 increased 10.8% to $29.5 million as compared to $26.6 million in 2001. The increase primarily resulted from our practice of paying dividends by issuing additional shares of exchangeable preferred stock rather than in cash, thereby increasing the basis for subsequent dividend distributions. To holders of record on August 1, 2002, RCC distributed 6,477 and 5,623 shares of senior and junior exchangeable preferred stock, respectively, in payment of dividends on August 15, 2002.

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

Our credit facility contains certain financial covenants that, among other things, limit our ability to incur indebtedness, make investments, create or permit liens, make capital expenditures, make guarantees and pay dividends. RCC’s credit facility also requires that RCC use derivatives to manage interest rate risk. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk.” On December 14, 2000, March 31, 2001 and January 16, 2002, we obtained amendments of the financial covenants in the credit facility. As of June 30, 2002, RCC was in compliance with all financial covenants in the credit facility.

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

The following table presents contractual obligations for the years ended December 31:.

(in thousands)	Total	2002	2003	2004	2005	2006	Thereafter

Debt service
Credit facility	$793,853	$—	$37,001	$62,808	$74,035	$89,754	$530,255

9 3/4% Senior subordinated notes (due 1/15/2010)	300,000	—	—	—	—	—	300,000
9 5/8% Senior subordinated notes (due 5/15/2008)	125,000	—	—	—	—	—	125,000

Senior exchangeable preferred stock (due 5/15/2010)	254,776	—	—	—	—	—	254,776
Senior exchangeable preferred security cash dividends beginning August 15, 2003	202,860	—	14,492	28,980	28,980	28,980	101,428

Junior exchangeable preferred stock (due 2/15/2011)	255,863	—	—	—	—	—	255,863
Junior exchangeable preferred security cash dividends beginning May 15, 2005	188,040	—	—	—	23,505	31,340	133,195

Class M Voting Convertible Preferred Stock	288,155	—	—	—	—	—	288,155

Other long-term obligations	6,500	—	6,500	—	—	—	—
	2,415,047	—	57,993	91,788	126,520	150,074	1,988,672

Operating lease obligations	24,390	7,142	5,410	4,023	2,716	1,476	3,623

Total contractual cash obligations	$2,439,437	$7,142	$63,403	$95,811	$129,236	$151,550	$1,992,295

* assumes that senior exchangeable preferred stock dividends are paid in kind through May 15, 2003.

** assumes that junior exchangeable preferred stock dividends are paid in kind through February 15, 2005.

Net cash provided by operating activities was $64.2 million for the six months ended June 30, 2002. Adjustments to the $406.5 million net loss to reconcile to net cash provided by operating activities included $39.5 million in depreciation and amortization, a cumulative effect adjustment of $417.1 million for the impairment of goodwill and licenses, a $9.1 million change in financial instrument valuation, a $5.8 million increase in accounts receivable, a $2.3 million decrease in inventories, a $4.6 million decrease in accounts payable, and a $7.0 million increase in other accrued expenses.

Net cash used in investing activities for the six months ended June 30, 2002 was $24.9 million. The principal use of cash was $25.6 million in purchases of property and equipment, which included $13.1 million in purchases of handset equipment under our phone leasing program.

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

Recently Issued Accounting Pronouncements

See Note 2 to Notes to Condensed Consolidated Financial Statements in Item 1.

Forward Looking Statements

Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although RCC believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. A number of factors could cause actual results, performance, achievements of RCC, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include but are not limited to competitive considerations, success of customer enrollment initiatives, the ability to increase wireless usage and reduce customer acquisition costs, the successful integration of newly acquired operations with RCC’s existing operations, the ability to negotiate favorable roaming agreements, the ability to service debt incurred in connection with expansion, the resolution of certain network technology issues and other factors discussed in RCC’s Report on Form 10–K for the year ended December 31, 2001 and in other filings with the Securities and Exchange Commission. Investors are cautioned that all forward-looking statements involve risks and uncertainties.

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

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

*99.1      Certification of Richard P. Ekstrand, Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated August 19, 2002.

*99.2      Certification of Wesley E. Schultz, Chief Financial Officer, pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated August 19, 2002.

  99.3       Certification of Richard P. Ekstrand, Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated December 20, 2002.

  99.4       Certification of Wesley E. Schultz, Chief Financial Officer, pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated December 20, 2002.

* included as exhibits to Report on Form 10-Q filed on August 19, 2002

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