Form 10-K
period 2002-12-31
RURAL CELLULAR CORP
filed 2003-03-24
CIK 869561

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2002.

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). ☐  YES    NO  ☒

Aggregate value of shares of common stock held by nonaffiliates of the registrant based upon the closing price on June 28, 2002 (only shares held by directors, officers and their affiliates, and holders of more than 5% of Class A or Class B stock are excluded):  $7,596,730

Number of shares of common stock outstanding as of the close of business on March 19, 2003:

Class A	11,375,527
Class B	692,472

Documents incorporated by reference:

Portions of the definitive Proxy Statement relating to the 2003 Annual Meeting of Shareholders, which will be held on May 15, 2003 (“Proxy Statement”), are incorporated by reference into Part II, Item 9, and Part III in this report.

PART I

ITEM 1.	BUSINESS

References in this Form 10-K to “Rural Cellular,” “RCC,” “we,” “our,” and “us” refer to Rural Cellular Corporation and its subsidiaries as a combined entity, except where it is clear that those terms mean only the parent company.

Forward-Looking Information

This Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. All statements regarding us and our expected financial position, business, and financing plans are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “pro forma,” “anticipates,” “intends,” or the negative or other variations of any such term or comparable terminology, or by discussions of strategy or intentions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, our expectations may prove not to be correct. A number of factors could cause our actual results, performance, and achievements or industry results to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to:

•                  the competitive environment in the wireless and telecommunications industries and in the markets we serve, including the quality and pricing of comparable wireless communications services offered by our competitors;

•                  economic conditions in our geographic markets and in general, including those resulting from geopolitical concerns;

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

•                  other risks and uncertainties described from time to time in our reports filed with the Securities and Exchange Commission; and

•                  other factors described in this report including, without limitation, under “Factors that may affect our business, future operating results, and financial condition.”

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

Factors that may affect our business, future operating results, and financial condition

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

•                  fluctuations in the demand for our services and equipment and wireless services;

•                  increased competition, including price competition, which has led to declining average monthly local service revenue per customer for us and our competitors;

•                  changes in our roaming revenue and expenses due to renegotiation of our roaming agreements and the development of neighboring or competing networks;

•                  changes in the regulatory environment;

•                  the cost and availability of equipment components;

•                  changes in travel trends; and

•                  changes in general economic conditions that may affect, among other things, demand for our services and the creditworthiness of our customers.

We incurred net losses applicable to common shares of approximately $456.5 million, $102.1 million and $83.3 million in the years ended December 31, 2002, 2001 and 2000, respectively. We may incur significant net losses as we seek to increase our customer base in existing markets. We may not generate profits in the short term or at all. If we fail to achieve profitability, that failure could have a negative effect on the market value of our common stock.

We have a significant amount of debt and preferred stock, which may limit our ability to meet our debt service and dividend obligations, to borrow additional money, or to survive a downturn in our business.

As of December 31, 2002, we had approximately $1.211 billion of long-term debt, approximately $553.5 million total liquidation preference of preferred stock, and shareholders’ deficit of approximately $483.1 million. Of the $553.5 million of preferred stock, $435.9 million can be exchanged, at our option, subject to compliance with certain leverage ratios under our credit facility and the indentures related to our senior subordinated notes, for senior subordinated indebtedness.

The current levels of our debt could have important consequences, including the following:

•                        we must use a substantial portion of our cash flows from operations to make principal and interest payments on our debt and pay cash dividends on our preferred stock, thereby reducing funds that would otherwise be available to us for working capital, capital expenditures, future business opportunities, and other purposes;

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

Our stock price has been and may continue to be volatile.  Recently litigation has been instituted against RCC and our officers and directors, the defense of which could materially and adversely affect our business, financial condition, and operating results.

The trading price of our Class A common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to factors such as:

•                  actual or anticipated variations in operating results;

•                  our ability to finance our operations, including required payments under our credit facility and other obligations and compliance with our credit facility covenants;

•                  conditions or trends in the wireless communications industry and changes in the economic performance and/or market valuation of other wireless communications companies;

•                  our strategic partnerships, joint ventures, or capital commitments; and

•                  additions or departures of key personnel.

In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the affected companies. These broad market and industry factors may materially and adversely affect the market price of our securities, regardless of our actual operating performance.

Securities class action litigation is often brought against companies whose stock price has been subject to volatility.  Recently, Rural Cellular and certain officers and directors have been sued for alleged violations of securities laws. This litigation could result in substantial costs and a diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, and operating results.

A significant portion of our revenue is from roaming. Based on industry trends, outcollect roaming yield has been declining over the last few years and is expected to continue to decline in the future. As a result, future operating results could be adversely affected if increases in roaming minutes do not offset anticipated decreases in roaming yield.

Our roaming agreements are short to medium term, including some which are terminable with 30 days’ written notice, and may be terminated prior to expiration upon breach of any of the material terms. When these agreements expire or are terminated, we may be unable to renegotiate these roaming agreements or to obtain roaming agreements with other wireless providers upon acceptable terms. Failure to obtain acceptable roaming agreements could lead to a substantial decline in our revenue and operating income.

In addition, changes in the network footprints of our competitors and of our roaming partners could have a material adverse effect on the terms of our roaming agreements and on our outcollect revenue and incollect expenses. For example, if a roaming partner from whom we derive a significant amount of revenue in one of our service areas were to build its own network in that service area, our outcollect revenue derived from our roaming relationship with that partner in that area might decrease or even cease altogether, and our leverage in negotiating favorable incollect rates in that partner’s network areas could decrease as well.

A substantial portion of our roaming revenue is derived from agreements with national wireless providers, AT&T Wireless, Verizon Wireless, and Cingular. Changes in their operations or a significant decline in the number of their customers could adversely affect our business. For the year ended December 31, 2002, AT&T Wireless, Verizon Wireless, and Cingular accounted for approximately 85% of our total roaming minutes. During 2002, AT&T Wireless accounted for 10.2% of our total revenue.

Our roaming revenue is subject to some effects of seasonality, and as a result, our overall revenue and operating income are also subject to seasonal fluctuations.

In 2002, 2001, and 2000, a substantial amount of our revenue was derived from roaming charges incurred by other wireless providers for use of our network by their customers who had traveled within our service areas. Our service areas include a number of resort destinations. As a result, our roaming revenue increases during vacation periods, introducing a measure of seasonality to our revenue and operating income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Seasonality.”

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

•            pay cash dividends on common stock;

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

We will require substantial amounts of capital to meet various obligations and to maintain our wireless network and upgrade to next generation technologies.  Our ability to generate the capital required to meet our obligations and to maintain and develop our network depends on many factors, including some which are beyond our control.

We have required, and will continue to require, substantial capital to maintain our wireless network and upgrade to next generation technologies.  We will also require cash to satisfy obligations to pay interest on our debt, pay dividends on our exchangeable preferred stock, repurchase a swaption, and for other operating needs. We will likely need additional financing for any future acquisitions, to repay or refinance our debt at its final maturities, and to meet mandatory redemption provisions on our preferred stock.  To the extent that we do not generate sufficient cash from operations to satisfy these needs, we will need to explore other sources of additional capital, which may include public and private equity and debt financings, including vendor financing. The amount of additional financing that we may require will depend on the success of our operations.  The availability of additional financing is dependent on conditions in the capital markets.  We may not be able to obtain additional financing on terms acceptable to us and within the limitations contained in the instruments governing our debt and our preferred stock, or any future financing arrangements.

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

We may be required to select in advance one technology over another. At the time we make our selection, it may be impossible to predict accurately which technology may prove to be the most economic, efficient, or capable of attracting customer usage. Consequently, it is possible that we may select a technology that does not achieve widespread commercial success or that is not compatible with the technology selected by one or more of our roaming partners, and as a result, our business, results of operations and financial condition could be materially and adversely affected. Moreover, one or more of the technologies that we currently utilize may become inferior or obsolete at some time in the future.

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

The FCC and state authorities are increasingly looking to the wireless industry to fund various initiatives, including federal and state universal service programs, telephone number administration, services to the hearing-impaired, and emergency 911 networks. In addition, many states have imposed significant taxes on providers in the wireless industry and have adopted or are considering adoption of regulatory requirements on customer billing and other matters. These initiatives are imposing increased costs on us and other wireless carriers and may otherwise adversely affect our business. For example, the FCC has mandated that wireless providers supply the geographic coordinates of a customer’s location, either by means of network-based or handset-based technologies, to public safety dispatch agencies. These initiatives will impose significant costs on us and there can be no assurance that we will be able to meet these various requirements or that we will not be subject to fines by the FCC in connection with our failure to comply with these requirements.

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

Our future financial results could be adversely impacted by asset impairments or other charges.

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”  As a result, we are required to test both acquired goodwill and other indefinite-lived intangible assets, consisting primarily of our licensing costs, for impairment on an annual basis based upon a fair value approach, rather than amortizing them over time.  We are also required to test goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce our enterprise fair value below its book value.  These events or circumstances could include a significant change in the business climate, regulatory requirements, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors.  If our market value continues to be less than our book value for an extended period of time, it could trigger the need for impairment tests of acquired goodwill between annual tests.  Additionally, our licensing costs must be tested between annual tests if events or changes in circumstances indicate that the asset might be impaired.  The amount of any such annual or interim impairment charge could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

If wireless handsets are perceived to pose health and safety risks, we may be subject to new regulations, and demand for our services may decrease.

Media reports have suggested that certain radio frequency emissions from wireless handsets may be linked to various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Concerns over radio frequency emissions may have the effect of discouraging the use of wireless handsets, which would decrease demand for our services. In recent years, the FCC has updated the guidelines and methods it uses for evaluating radio frequency emissions from radio equipment, including wireless handsets. There also are some safety risks associated with the use of wireless handsets while driving. Legislation has been proposed in the United States Congress and many state and local legislative bodies to restrict or prohibit the use of wireless phones while driving motor vehicles. Similar laws have been enacted in other countries and, to date, the State of New York and a small number of localities in the United States have passed restrictive laws. Concerns over these safety risks and the effect of any legislation that may be adopted in response to these risks could limit our ability to market and sell our wireless services. Additionally, litigation relating to illness, accidents, deaths, or serious bodily injuries allegedly incurred as a result of wireless phone use could result in damage awards and adverse publicity.

We have shareholders who could exercise significant influence on management.

The holders of our Class M convertible preferred stock currently are able to elect two members to our board of directors and can vote, on an as-converted basis, approximately 2,075,471 shares of our Class A common stock, which represented as of March 19, 2003, approximately 10.2% of the voting power of our common stock. If these holders were to disagree with decisions made by management or the board of directors about our plans or operations, they might be able to bring significant pressure to change such plans or operations.

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

We are subject to limitations on our ability to pay cash dividends on and repurchase or otherwise satisfy our obligations under our senior exchangeable preferred stock and junior exchangeable preferred stock. If we do not satisfy these obligations, the holders of these series of preferred stock may have the right to elect directors to our board of directors.

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

We may incur increased costs as a result of recently enacted and proposed changes in securities laws and regulations.

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the SEC and by the stock exchanges and the Nasdaq Stock Market, could result in increased costs to us as we evaluate the implications of any new rules and respond to their requirements.  The new rules could make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as executive officers.  We are currently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs.

(a)                                 General Development of Business

We are a wireless communications service provider in the United States, focusing on rural markets. Our marketed cellular networks cover a total population of approximately 5.9 million and serve approximately 667,000 voice customers, excluding wholesale customers, as of December 31, 2002.

We believe that rural markets provide growth opportunities because these markets typically have lower current penetration rates and less competition for customers than markets in larger metropolitan areas. In addition, our rural markets generally contain a number of vacation destinations and significant highway miles. For these reasons, and because of the distance between population centers, many potential customers spend substantial time traveling through our service areas, resulting in higher roaming revenue than in urban markets.

The following chart summarizes our existing wireless systems as of December 31, 2002:

Regions	States	Percentage Ownership	Square Miles	Total Licensed POPS(1)	Voice Customers(2)	Penetration %(2)
Directly Marketed
Cellular:
Midwest	MN, SD	100%	45,000	731,000	114,647	15.7%
Northeast	MA, ME, NH, NY, VT	100%	46,000	2,037,000	261,267	12.8%
South	AL, KS, MS	100%	71,000	1,474,000	106,499	7.2%
Northwest	OR, WA	100%	81,000	919,000	167,051	18.2%
Cellular Total			243,000	5,161,000	649,464	12.6%

PCS:
Wireless Alliance	MN, ND, SD, WI	70%	19,000	732,000	17,209	2.4%
			262,000	5,893,000	666,673	11.3%
Not Directly Marketed
PCS:
Midwest	MN	100%	4,000	288,000
Northeast	NH, ME	100%	6,000	1,138,000

Total			272,000	7,319,000

(1)               Reflects 2000 U.S. Census Bureau data.

(2)               Represents the ratio of wireless voice customers at the end of the period, to marketed POPs. Customer numbers exclude wholesale, paging and long distance customers.

Our 7.3 million total licensed POPs include 1.4 million POPs in PCS networks in our Midwest and Northeast regions. In these PCS networks, we do not directly market our services on a per customer basis; however, they satisfy FCC buildout requirements and allow us to receive additional outcollect revenue from our national roaming partners and minimize our incollect cost from our existing customers who travel through them.

We directly market our services to four operating regions with a total approximate population of 5.9 million.  The 667,000 customers in these service areas utilize our spectrum and networks with a handset they may purchase from us to facilitate their wireless communication needs. Within each of our four regions, we operate through the development of a local presence in the communities we serve, which we believe enhances our competitive position and allows us to tailor our products and services to meet our customers’ needs.

We have invested capital and resources to enhance the quality of our networks, expand our geographic footprint, and broaden our service offerings. As a result of our network investments, we believe our customers receive a high level of both regional and local wireless coverage, minimal call blocking and dropped calls, seamless call delivery and hand-off, and access to digital services. Our digital offerings are available in all of our markets and include caller identification, short message services, and numeric paging, as well as other ancillary services such as voicemail and call waiting. As of December 31, 2002, approximately 74% of our wireless customers were using digital handsets whose digital features can be utilized in approximately 85% of our service areas.

(b)         Financial Information about Segments

Our business consists of one reportable operating segment, the operation of wireless communication systems in the United States.

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

•                  Voice Activated Dialing — Marketed to provide unique speech recognition services to wireless customers. These services, which include voice activated dialing, require no extra equipment for the customer to buy or install and overlays on existing wireless service as a voice alternative to touchtone.

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

Roaming is an integral component of our service offerings. We have structured our roaming agreements to enable us to provide expanded network access to our customers both regionally and nationally and provide roaming rates based upon factors such as network coverage, feature functionality, and number of customers.  A substantial portion of our roaming revenue is derived from agreements with three national wireless providers, AT&T Wireless, Verizon Wireless and Cingular. For the year ended December 31, 2002, AT&T Wireless, Verizon Wireless and Cingular accounted for approximately 85% of our total roaming minutes. During 2002, AT&T Wireless accounted for 10.2% of our total revenue. Under our agreements with AT&T Wireless, Verizon Wireless, Cingular and other roaming partners, the roaming yield per minute RCC receives from outcollect calling minutes, in addition to the cost per minute RCC pays for our customers’ incollect activity, declines over time.

We signed a roaming agreement with Cingular effective July 2002 that runs through January 2008.  This agreement establishes RCC as a preferred roaming partner with Cingular in RCC’s markets. Our roaming agreement with AT&T Wireless that covers the Northeast and Midwest regions is effective July 2002 through December 2004. We currently have a month to month agreement with AT&T for our Northwest and South regions. During 2002, Wireless Alliance entered into a new roaming agreement with its joint venture partner T-Mobile, positioning Wireless Alliance for expanded roaming revenue.

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

Distribution and Sales

We market our wireless products and services through direct sales distribution channels, which include company-owned retail stores and account executives. We also utilize indirect sales distribution channels, including independent sales agents. All distribution channels are managed on a regional basis. We believe that our decentralized sales distribution strategy contributes to our service offering success because our regions are able to tailor their respective programs to meet the needs of each local market.

Our distribution channels include the following:

•                  direct sales through:

•                        retail stores and kiosks that we operate and staff with our employees. As of December 31, 2002, we had 92 stores, primarily located in our more densely populated markets. In addition, we had eight stand-alone kiosks. Our retail locations help us establish our presence and promote retail customer sales and service; and

•                        account executives who are our employees and focus on business and major account sales and service; and

•                  indirect sales through independent sales agents. Our independent sales agents are established businesses in their communities and may include retail electronics stores, farm implement dealers, automobile dealers, automotive parts suppliers, college and university bookstores, video and music stores, and local telephone companies. Most of the agents sell our services in conjunction with their principal business. We provide cellular, digital, and paging equipment to the agents for sale or lease to customers, and the agents market our services utilizing a cooperative advertising program.

Each region is responsible for recruiting, training, and supporting sales personnel for each distribution channel. The training and support provided to sales personnel is extensive and continuous.

Customer Service

To provide consistent customer service in our service centers, we have implemented local monitoring and control systems and maintain customer service departments consisting of trained personnel who are aware of the needs of the customers in our local markets. Our customer service centers are located in Alexandria, Minnesota; Bangor, Maine; Enterprise, Alabama; and Bend, Oregon. Our customer service centers in the Northeast and Midwest region can be accessed 24 hours a day, 365 days a year, and are capable of handling customer questions. All four service centers are also responsible for processing new service orders and service changes for existing customers and maintaining customer records.

Service Marks

The following table summarizes the brand names we use to market our services in our different regions.

Region	Brand Name
Northeast	UNICEL®, CELLULARONE®
Midwest	CELLULAR 2000®, UNICEL®
Northwest	CELLULARONE®
South	UNICEL®

We own the UNICEL® mark.  The CELLULAR 2000® name and related marks are owned by Cellular 2000, Inc., of which we currently own a 50% interest. The only business of Cellular 2000, Inc. is the licensing of its service mark to its shareholders. We do not pay any license fees for the use of the CELLULAR 2000® mark.  The CELLULARONE® mark is owned by Cellular One Group, and we use the CELLULARONE® service mark pursuant to licensing agreements with Cellular One Group.

Network Operations

Cellular (TDMA)

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

Our cellular network consisted of 732 cell sites as of December 31, 2002. We will continue to develop our wireless service areas by building new cell sites in locations that increase capacity and improve coverage. In 2002 we added 48 sites through colocation or construction. We plan to colocate and purchase additional cell sites during 2003. The additional cell sites will further expand capacity and will allow customers to use lower-powered or hand-held portable telephones throughout our service areas and network.

We also have PCS networks in our Midwest and Northeast regions. Although we do not directly market our service to the residents of these areas, these networks satisfy FCC buildout requirements and allow us to receive outcollect revenue from our national roaming partners and minimize our incollect cost from our existing customers.

We currently rely on TDMA as the primary digital standard for our wireless systems. With TDMA technology our customers’ phones have digital compatibility with other wireless systems using TDMA service. Further, the built-in intelligence of digital handsets allows us to manage our incollect costs.

We continue to evaluate different 2.5 and 3.0G network alternatives and expect this overlay to take place over the next three years.

Wireless Alliance (GSM)

At December 31, 2002, Wireless Alliance had 65 cell sites. Wireless Alliance has a global system for mobile technology-based personal communications services network, or “GSM.” Wireless Alliance utilizes T-Mobile’s switch.

Other Licenses

Currently we own, but have not yet developed operating plans for, local multi-point distribution system licenses. These licenses cover approximately 2.6 million POPs and either overlap or are adjacent to our cellular systems.

Information regarding RCC’s service areas and licenses is set forth in the following tables.

Marketed Voice License Summary

	% Ownership	Marketed POPs	License	Spectrum	Date of Acquisition

Cellular

Midwest:
Minnesota RSA 1	100%	50,000	Cellular - B side	25 MHz	04/01/91
Minnesota RSA 2	100%	65,000	Cellular - B side	25 MHz	04/01/91
Minnesota RSA 3	100%	58,000	Cellular - B side	25 MHz	04/01/91
Minnesota RSA 5	100%	215,000	Cellular - B side	25 MHz	04/01/91
Minnesota RSA 6	100%	274,000	Cellular - B side	25 MHz	04/01/91
South Dakota RSA 4	100%	69,000	Cellular - B side	25 MHz	02/01/99
Total Midwest		731,000

Northeast:
Maine, Bangor MSA	100%	145,000	Cellular - B side	25 MHz	05/01/97
Maine, RSA 1	100%	84,000	Cellular - B side	25 MHz	07/31/98
Maine, RSA 2	100%	142,000	Cellular - B side	25 MHz	05/01/97
Maine, RSA 3	100%	227,000	Cellular - B side	25 MHz	05/01/97
Massachusetts RSA 1	100%	72,000	Cellular - A side	25 MHz	07/01/98
New Hampshire, Portsmouth MSA	100%	299,000	Cellular - B side	25 MHz	01/01/01
New Hampshire RSA 1	100%	229,000	Cellular - A side	25 MHz	07/01/98
New York RSA 2	100%	230,000	Cellular - A side	25 MHz	07/01/98
Vermont, Burlington MSA	100%	154,000	Cellular - A side	25 MHz	07/01/98
Vermont RSA 1	100%	217,000	Cellular - A side	25 MHz	07/01/98
Vermont RSA 2	100%	238,000	Cellular - A side	25 MHz	07/01/98
Total Northeast		2,037,000
South:
Alabama RSA 3	100%	136,000	Cellular - A side	25 MHz	04/01/00
Alabama RSA 4	100%	145,000	Cellular - A side	25 MHz	04/01/00
Alabama RSA 5	100%	221,000	Cellular - A side	25 MHz	04/01/00
Alabama RSA 7	100%	172,000	Cellular - A side	25 MHz	04/01/00
Kansas RSA 1	100%	27,000	Cellular - A side	25 MHz	04/01/00
Kansas RSA 2	100%	30,000	Cellular - A side	25 MHz	04/01/00
Kansas RSA 6	100%	19,000	Cellular - A side	25 MHz	04/01/00
Kansas RSA 7	100%	81,000	Cellular - A side	25 MHz	04/01/00
Kansas RSA 11	100%	94,000	Cellular - A side	25 MHz	04/01/00
Kansas RSA 12	100%	47,000	Cellular - A side	25 MHz	04/01/00
Kansas RSA 13	100%	28,000	Cellular - A side	25 MHz	04/01/00
Mississippi RSA 1	100%	183,000	Cellular - A side	25 MHz	04/01/00
Mississippi RSA 3	100%	160,000	Cellular - A side	25 MHz	04/01/00
Mississippi RSA 4	100%	131,000	Cellular - A side	25 MHz	04/01/00
Total South		1,474,000
Northwest:
Oregon RSA 3	100%	159,000	Cellular - A side	25 MHz	04/01/00
Oregon RSA 4	100%	226,000	Cellular - A side	25 MHz	04/01/00
Oregon RSA 6	100%	213,000	Cellular - A side	25 MHz	04/01/00
Washington RSA 2	100%	139,000	Cellular - A side	25 MHz	04/01/00
Washington RSA 3	100%	59,000	Cellular - A side	25 MHz	04/01/00
Washington RSA 8	100%	123,000	Cellular - A side	25 MHz	04/01/00
Total Northwest		919,000
Total Cellular		5,161,000
Wireless Alliance (PCS)
Duluth, Minnesota/Superior, Wisconsin BTA 119	70%	279,000	PCS - B Block	20 MHz	04/10/97
Fargo, North Dakota/Moorhead, Minnesota BTA 166	70%	183,000	PCS - B Block	20 MHz	04/10/97
Grand Forks, North Dakota BTA 166	70%	98,000	PCS - B Block	20 MHz	04/10/97
Sioux Falls, South Dakota BTA 422	70%	172,000	PCS - B Block	20 MHz	11/06/97
Total PCS		732,000
Total		5,893,000

Summary of Licenses Not Directly Marketed

	% Ownership	POPs	License	Spectrum	Date of Acquisition
Midwest
St. Cloud, MN BTA 391	100%	288,000	PCS - C Block	30 MHz	07/01/99
Northeast
Manchester & Nashua, NH BTA 274	100%	617,000	PCS - F Block	10 MHz	01/01/01
Portland, ME BTA 357	100%	521,000	PCS - F Block	10 MHz	01/01/01

		1,426,00

Local Multi-point Distribution System (“LMDS”) License Summary

	% Ownership	Call Sign	Spectrum	Date of Acquisition
Brainerd, MN, BTA 054-A	100%	WPOK 264	27.5 GHz	08/09/99
Burlington, VT BTA 063-A	100%	WPOK 265	27.5 GHz	08/09/99
Duluth, MN BTA 119-A	100%	WPOK 266	27.5 GHz	08/09/99
Eau Claire, WI BTA 123-A	100%	WPOK 267	27.5 GHz	08/09/99
Fergus Falls, MN BTA 142-B	100%	WPOK 274	31.3 GHz	08/09/99
Glens Falls, NY BTA 164-A	100%	WPOK 268	27.5 GHz	08/09/99
Keene, NH BTA 227-A	100%	WPOK 269	27.5 GHz	08/09/99
La Crosse,WI-Winona, MN BTA 234-A	100%	WPOK 270	27.5 GHz	08/09/99
Lebanon-Claremont, NH BTA 249-A	100%	WPOK 271	27.5 GHz	08/09/99
Mankato-Fairmont, MN BTA 277-B	100%	WPOK 275	31.3 GHz	08/09/99
Plattsburgh, NY BTA 352-A	100%	WPOK 272	27.5 GHz	08/09/99
Rochester-Austin-Albert Lea, MN BTA 378-B	100%	WPOK 276	31.3 GHz	08/09/99
Rutland-Bennington, VT BTA 388-A	100%	WPOK 273	27.5 GHz	08/09/99

Source: Reflects 2000 U.S. Census Bureau data.

Suppliers and Equipment Partners

We do not manufacture any customer or network equipment. The high degree of compatibility among different manufacturers’ models of handsets and network facilities equipment allows us to design, supply, and operate our systems without being dependent upon a single source of equipment. We currently purchase handsets primarily from Motorola, Inc., Ericsson, Inc. and Nokia Telecommunications, Inc. We currently purchase network equipment from Northern Telecom, Inc., Lucent Technologies Inc., Harris, Inc., Nokia Telecommunications, Inc., Alcatel, Ericsson, Inc. and Motorola, Inc.

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

The following table lists our competitors on a market-by-market basis:

Region	Cellular Competition	PCS / ESMR Competition
Cellular

Midwest:
Minnesota RSA 1 and 2	Western Wireless Corporation	Cellular Mobile Systems of St. Cloud (“CMS”)
Minnesota RSA 3, 5 and 6	American Cellular Corporation	CMS, Nextel Communications, Inc., T-Mobile
South Dakota RSA 4	Western Wireless Corporation	Sprint PCS
Northeast:
Maine, Bangor MSA, RSA 1, 2 and 3	United States Cellular Corporation	N/A
Massachusetts RSA 1	Cingular Wireless	N/A
New Hampshire, Portsmouth, MSA	AT&T Wireless	Sprint PCS, Nextel Communications, Inc., T-Mobile
New Hampshire RSA 1	United States Cellular Corporation	Sprint PCS
New York RSA 2	Verizon Wireless	Sprint PCS, Nextel Communications, Inc.
Vermont Burlington MSA, RSA 1	Verizon Wireless	Sprint PCS, Nextel Communications, Inc.
Vermont RSA 2	United States Cellular Corporation, Verizon	N/A
South:
Alabama RSA 3	Cingular Wireless	T-Mobile
Alabama RSA 4	ALLTEL Corporation	T-Mobile, Pine Belt Wireless
Alabama RSA 5	ALLTEL Corporation, Cingular Wireless, Public Service Telephone	T-Mobile, Nextel Communications, Inc.
Alabama RSA 7	ALLTEL Corporation	T-Mobile, Sprint PCS Group
Kansas RSA 1, 2, 6, 7, 12 and 13	ALLTEL Corporation	Westlink Communications (1,2,6,7,12)
Kansas RSA 11	ALLTEL Corporation	PanHandle Telecommunications Systems, Inc.
Mississippi RSA 1 and 4	Cingular Wireless, Cellular Telepak, Inc.	T-Mobile, Telecorp PCS, Inc.
Mississippi RSA 3	Cellular Telepak, Inc	T-Mobile, Telecorp PCS, Inc.
Northwest:
Oregon RSA 3	United States Cellular Corporation, AT&T Wireless	Sprint PCS, Qwest, Nextel Communications, Inc.
Oregon RSA 4	Verizon Wireless, AT&T Wireless	T-Mobile, Sprint PCS, Qwest, Nextel Communications, Inc.
Oregon RSA 6	United States Cellular Corporation	Sprint PCS, Nextel Communications, Inc., T-Mobile Corporation
Washington RSA 2 and 3	Verizon Wireless	Sprint PCS, T-Mobile Corporation
Washington RSA 8	Inland Cellular, AT&T Wireless	Sprint PCS, Qwest
PCS - Wireless Alliance:
Duluth, Minnesota / Superior, Wisconsin	Verizon Wireless, Dobson Communications	Sprint PCS, Nextel Communications, Inc., Windsong PCS
Fargo, North Dakota / Moorhead, Minnesota; Grand Forks, North Dakota	Western Wireless Corporation, Verizon Wireless	Sprint PCS, Nextel Communications, Inc.
Sioux Falls, South Dakota	Western Wireless Corporation, Verizon Wireless.	Sprint PCS, Nextel Communications, Inc.

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

In the future, we expect to face increased competition from entities holding licenses for PCS spectrum not yet operating in our markets. We believe that PCS networks will continue to be focused primarily in urban areas due to capital and population coverage requirements. The FCC has issued licenses for both narrowband and broadband PCS, and six broadband licenses were issued in each of our cellular service areas. Narrowband PCS typically provides advanced paging and messaging services. Broadband PCS consists of wireless two-way telecommunications services for voice, data, and other transmissions employing digital micro-cellular technology. Many broadband PCS providers compete with existing wireless systems. Under FCC rules, PCS license holders are allowed to disaggregate the spectrum covered by their license. Accordingly, we may face competition from additional providers of PCS if the FCC approves a disaggregation of spectrum for any license for PCS in one of our service areas. In addition, the Omnibus Budget Reconciliation Act of 1993 required, among other things, the allocation to commercial use of a portion of 200 MHz of the spectrum currently reserved for government use. Some portion of this spectrum may be used to create new land-mobile services or to expand existing land-mobile services. Further, the FCC has auctioned or announced plans to auction licenses in the 39 GHz spectrum and 700 MHz spectrum that may be used for wireless communications that would compete with our services.

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

We also compete to a lesser extent with resellers, landline telephone service providers, fixed wireless services, and satellite-based telecommunications systems. The FCC requires all wireless licensees to provide service to “resellers.” A reseller provides wireless services to customers but does not hold a FCC license and might not own facilities. Instead, the reseller buys blocks of wireless telephone numbers and capacity from a licensed carrier and resells service through its own distribution network to the public. Thus, a reseller is both a customer of a wireless licensee’s service and also a competitor of that licensee. Several small resellers currently operate in our service areas.

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

Federal Licensing of Wireless Systems

Geographic Market Area Licenses: CMRS providers operate under licenses granted by the FCC within a specified market area. For cellular systems those market areas are typically Metropolitan Statistical Areas (“MSA”) or Rural Service Areas (“RSAs”) as defined by the FCC. PCS systems are normally licensed with market areas known as Major Trading Areas (“MTAs”) or Basic Trading Areas (“BTAs”), although it is possible to obtain, and we currently hold, some PCS licenses that are for market areas smaller than an entire MTA or BTA, known as a partitioned area.

While the FCC has used an assortment of methods in the past to grant licenses, most if not all new CMRS licenses granted by the FCC are by auction.  The FCC determines the availability of licenses in particular frequency ranges, as well as the terms under which license auctions are conducted. Our ability to secure new licenses that could be used to introduce advanced “third generation” wireless services may be dependent upon our success in future FCC auctions.

Construction and Operation: A cellular licensee has the exclusive right to build out its cellular system and serve the entire area that falls within its MSA or RSA for a period of five years following grant of the initial construction permit. At the end of the five-year period, however, the licensee’s exclusive MSA or RSA rights become limited to the Cellular Geographic Service Area (“CGSA”) actually served by the licensee, as determined pursuant to a formula adopted by the FCC and set forth in a System Information Update filing with the FCC. At the end of the five-year period, any entity may apply to serve portions of the MSA or RSA not already being served by the licensee. The five-year exclusivity period has expired for most licensees and parties have filed unserved area applications and obtained licenses that cut off rights of earlier licensees to expand CGSA in such MSAs or RSAs.

To maintain our PCS licenses we are required by the FCC’s rules to construct facilities covered by such licenses and to offer services to a certain percentage of the population covered by those licenses within specified periods, based on the date of the grant of the licenses. Our PCS licenses are subject to forfeiture by the FCC, as are all similar licenses held by other companies, if these buildout requirements are not satisfied in a timely manner. In the St. Cloud, Minnesota BTA, we are in the process of building out a PCS system under a license that requires a certification of sufficient construction by September 29, 2004, and a certification of sufficient additional construction by September 29, 2009, if a forfeiture of license is to be avoided. We have reason to believe that our construction will progress at a pace that allows for timely certifications to the FCC of full compliance with the construction requirements.

Because we hold PCS licensees we must comply with FCC microwave relocation rules. A block of spectrum licensed for PCS may be encumbered by a previously licensed microwave system. In such a case, if the PCS licensee cannot avoid interference to the microwave system, the FCC requires the PCS licensee to pay the microwave licensee’s reasonable costs to relocate to other spectrum, including costs for new equipment and possibly new towers up to limits specified in FCC rules. A PCS licensee is also obligated to participate in cost sharing if a previous relocation of a microwave incumbent benefits more than one PCS licensee. We believe that we are in compliance with applicable microwave relocation and cost sharing rules adopted by the FCC.

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

We use, among other facilities, common carrier point-to-point microwave facilities to connect cell sites and to link the cell sites to the main switching office. These facilities are separately licensed by the FCC and are subject to regulation as to technical parameters, frequency protection, and service.

Renewal of Licenses: Near the conclusion of the generally ten-year term of a CMRS license, licensees must file applications for renewal of licenses to obtain authority to operate for up to an additional ten-year term. Applications for license renewal may be denied if the FCC determines that the renewal would not serve the public interest, convenience, or necessity. The FCC also may revoke a license prior to the end of its term in extraordinary circumstances. In addition, at license renewal time, other parties may file competing applications for the authorization. The FCC has adopted specific standards stating renewal expectancy will be awarded to a CMRS licensee that has provided substantial service during its license term and has substantially complied with applicable FCC rules and policies and the Communications Act. If the FCC awards the CMRS licensee a renewal expectancy, its license renewal application generally is granted and the competing applications are dismissed.

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

Assignment of Licenses or Transfer of Control of Licensees: FCC licenses are generally transferable, subject to specified limitations prescribed by the Communications Act and the FCC. One notable limitation is the FCC’s cellular cross-interest rule that precludes attributable ownership interests in both frequency Block A and frequency Block B cellular carriers in the same RSA, absent a waiver of the rule. The FCC’s prior approval is required for the assignment or transfer of control of a license for a wireless system. Before we can complete a purchase or sale, we must file appropriate applications with the FCC, and the public is by law granted a period of time, typically 30 days, to oppose or comment on them. In addition, the FCC has established transfer disclosure requirements that require licensees who assign or transfer control of a license acquired through an auction within the first three years of their license terms to file associated sale contracts, option agreements, management agreements, or other documents disclosing the total consideration that the licensee would receive in return for the transfer or assignment of its license. Non-controlling minority interests in an entity that holds a FCC license generally may be bought or sold without FCC approval, subject to the FCC’s cellular cross-interest rule and any applicable FCC notification requirements.

Limitation on Foreign Ownership: Ownership of our capital stock by non-U.S. citizens is subject to limitations under the Communications Act and FCC regulations. Under existing law, no more than 20% of a licensee’s capital stock may be directly owned or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives, or by a foreign corporation. If an FCC licensee is controlled by another entity, up to 25% of that entity’s capital stock may be owned or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives, or by a foreign corporation. Indirect foreign ownership above the 25% level may be allowed should the FCC find such higher levels not inconsistent with the public interest.

Regulatory Matters and Developments

E911: Cellular and PCS licensees must comply with the FCC’s rules regarding emergency 911 service. There is a staged process for the required deployment of enhanced 911 services, referred to by the FCC as Phase I and Phase II. Under Phase I, cellular and PCS licensees were required as of April 1, 1998, or within six months of a request from the designated Public Safety Answering Point (“PSAP”), whichever is later, to provide, if available to the serving carrier, the telephone number of the originator of a 911 call and to provide to the designated PSAP the location of the cell site or base station receiving a 911 call from any mobile handset accessing their systems through the use of Automatic Number Identification and Pseudo-Automatic Number Identification. We comply with Phase I requirements as they are applicable to us. Under Phase II, cellular and PCS licensees must provide to the designated PSAP the location of all wireless 911 callers, by longitude and latitude, in conformance with particular accuracy requirements. To comply, licensees may elect either network-based or mobile radio handset-based location technologies and thereafter meet, according to a phased-in schedule, the enhanced 911 service standards stated in the FCC’s rules. We notified the FCC of our intention to utilize network-based location technologies to provide Phase II enhanced 911 service.  Pursuant to terms and conditions of an FCC “Order to Stay” adopted in July 2002, granting us an extension of the compliance deadlines, we are subject to requirements of the FCC that require that we provide Phase II enhanced 911 service to at least 50% of a requesting PSAP’s coverage area or population beginning March 1, 2003, or within six months of a PSAP request, whichever is later, and to 100% of a requesting PSAP’s coverage area or population by March 1, 2004 or within 18 months of such a request, whichever is later.  We have received requests from PSAPs for deployment of Phase II enhanced 911 service that relate to all areas in the states of Minnesota and Vermont, and to two rural counties of Alabama, where we provide cellular or PCS service.  We anticipate that we will be able to implement Phase II service by the applicable deadlines, but we are not certain that our network-based system when deployed in RSAs will meet the location accuracy standards required under Phase II. The FCC has been requested by a group of wireless licensees serving small markets to forbear, through December 31, 2005, from enforcement of the location accuracy standards under Phase II. We supported that request in comments filed with the FCC and suggested that the forbearance also apply to us and to other similarly sized wireless licensees that serve RSAs. If we determine that we will be unable to meet any applicable deadline, we will submit to the FCC a petition for temporary waiver and extension of time to deploy Phase II enhanced 911 service, citing technological or other hindrances to timely implementation.  We have no assurance that any such petitions will be granted, or that we will not be subject to one or more enforcement orders or fines by the FCC in connection with our failure to comply with Phase II enhanced 911 requirements. In November 1999, the FCC determined that a cost recovery mechanism no longer has to be in place before a carrier is obligated to provide enhanced 911 services. The implementation of enhanced 911 obligations may have a financial impact on us. We are not yet able to predict the extent of that impact.

Interconnection: FCC rules provide that a local exchange carrier (“LEC”) must provide CMRS carriers interconnection within a reasonable time after it is requested, unless such interconnection is not technically feasible or economically reasonable, and that CMRS carriers are entitled to compensation from LECs for terminating wireline-to-wireless traffic that originates and terminates within the same MTA. There are several proceedings pending before the FCC aimed at reforming the compensation arrangements for the exchange of local and long distance telecommunications traffic. These proceedings could result in changes to compensation arrangements we have with LECs and interexchange carriers for the exchange of telecommunications traffic. Additionally, although key provisions of FCC orders implementing the Communication Act’s interconnection requirements have been affirmed by the courts, there remain certain court challenges to the FCC rules.

Universal Service: The Communications Act mandates that telecommunications carriers contribute to the federal Universal Service Fund (“USF”), the purpose of which is to ensure that basic telephone services are available and affordable for all citizens. The USF is intended to promote access to communications services in high cost areas and for low income persons, schools, libraries, and rural health care providers. We also are required to contribute to state universal service funds. The federal USF is administered jointly by the FCC, the fund administrator, and state regulatory authorities, some of which are still in the process of establishing their administrative rules. Because we are permitted to collect the required contribution amounts from our customers, we expect that our obligation to contribute to the USF will have a minimal financial impact on us. We have filed applications in various states to be designated as a competitive Eligible Telecommunications Carrier (“ETC”), and in the states of Washington, Alabama and Mississippi, we have been granted ETC status. Under current federal rules, in any state where we are designated as an ETC, we are eligible to receive high-cost support from the USF. Our ability to receive USF support, and our obligations to pay into state and federal universal service funds, are subject to change based upon pending regulatory proceedings, court challenges, and marketplace conditions.

Local Number Portability/Number Pooling: The FCC has adopted rules on telephone number portability and number pooling in an effort to achieve more efficient number utilization. Cellular and PCS licensees are required to provide number portability, which enables customers to change providers and services without changing their telephone number. By November 24, 2003, CMRS providers must be able to offer number portability without impairment of quality, reliability, or convenience when switching service providers, including the ability to support roaming throughout their networks. To date, the FCC has not generally extended this deadline. Although the failure to comply with this obligation could result in a fine or revocation of our licenses, we are not yet able to predict whether we will be able to comply with the number portability requirements prior to the existing deadline.

CALEA: Telecommunications carriers also are subject to the Communications Assistance for Law Enforcement Act (“CALEA”) which is under the purview of the Department of Justice. CALEA requires carriers to have a specific number of open ports available for law enforcement personnel with the appropriate legal authority to perform wiretaps on each carrier’s network. Full implementation of CALEA’s assistance capability requirements was previously required by June 30, 2000. However, because the FCC found that there was a lack of equipment available to meet these requirements, it accepted petitions for a two-year extension of this deadline on a carrier-by-carrier basis. We submitted such a petition and were granted a two-year extension, until June 30, 2002, to comply with CALEA’s assistance capability requirements. We are not yet in compliance for the same reason, and we petitioned the FCC for another two-year extension, which remains pending. Additional requirements have been adopted to require cellular and PCS licensees to accommodate interception of digital packet mode telecommunications. We will become obligated to comply with these requirements only if and when we commence to offer services that make use of digital packet mode technology. If we are not able to comply with CALEA prior to the applicable deadlines, we could be fined up to $10,000 per day. We are not yet able to predict whether we will be able to comply with CALEA requirements prior to the current deadlines.

Other FCC-Mandated Payments: We also are required to contribute annually to the Telecommunications Relay Service Fund and the North American Numbering Plan Administration Fund and to remit regulatory fees to the FCC with respect to our operations. We do not expect that these contribution obligations will have a material financial impact on us.

Access by the Disabled: The FCC has adopted rules that determine the obligations of telecommunications carriers to make their services accessible to individuals with disabilities. The rules require wireless and other providers to offer equipment and services that are accessible to and useable by persons with disabilities. While the rules exempt telecommunications carriers from meeting general disability access requirements if these results are not readily achievable, it is not clear how the FCC will construe this exemption. Accordingly, the rules may require us to make material changes to our network, product line, or services at our expense.

Health and Safety: Various media reports have suggested that radio frequency emissions from wireless handsets may be linked to an assortment of health concerns, including cancer, and may interfere with some electronic medical devices, including hearing aids and pacemakers. Concerns over radio frequency emissions may have the effect of discouraging the use of wireless handsets, and thus decrease demand for wireless products and services. In recent years, the FCC and foreign regulatory agencies have updated the guidelines and methods they use for evaluating radio frequency emissions from radio equipment, including wireless handsets. In addition, interest groups have requested that the FCC investigate claims that wireless technologies pose health concerns and cause interference with airbags, hearing aids, and medical devices. The FDA has issued guidelines for the use of wireless phones by pacemaker wearers. Safety concerns have also been raised with respect to the use of wireless handsets while driving. Federal, state and local legislation has been proposed and, in some instances, enacted in response to these concerns. The FCC’s safety limits for human exposure to radio frequency emissions went into effect September 1, 2000. After September 1, 2000, if any facility, operation or device is found to be non-compliant with radio frequency emissions guidelines, and if any required environmental assessment has not been filed, penalties ranging from fines to license forfeiture may be imposed.

Regulatory Oversight: The rapid growth and penetration of wireless services has prompted the interest of the FCC, state legislatures, and state public utility commissions to oversee certain practices by the wireless industry, generally in the form of efforts to regulate customer billing, termination of service arrangements, advertising, filing of “informational” tariffs, certification of operation, and other areas. While the Communications Act generally preempts state and local governments from regulating the entry of, or the rates charged by, wireless carriers, a state has authority to regulate “other terms and conditions” of service offerings by CMRS providers and may petition the FCC to allow it to regulate the rates of CMRS providers. No state has petitioned the FCC, but such action by the states in the future cannot be precluded. Several states have also proposed or imposed consumer protection regulations on CMRS providers. At the local level, wireless facilities typically are subject to zoning and land use regulation and may be subject to fees for use of public rights of way. Although local and state governments cannot categorically prohibit the construction of wireless facilities in any community, or take actions that have the effect of prohibiting construction, securing state and local government approvals for new tower sites may become a more difficult and lengthy process.

The FCC has expanded the flexibility of cellular, PCS, and other CMRS providers to provide fixed as well as mobile services. Such fixed services include, but need not be limited to, “wireless local loop” services to apartment and office buildings, and wireless backup services to private business exchanges and local area networks, to be used in the event of interruptions due to weather or other emergencies. The FCC has determined that fixed services provided as an ancillary service to a carrier’s mobile service will be regulated as commercial mobile radio services.

The FCC does not currently specify the rates CMRS carriers may charge for their services, nor does it require the filing of tariffs for wireless operations. However, the FCC has the authority to regulate the rates, terms, and conditions under which we provide service because CMRS carriers are statutorily considered to be common carriers and thus are required to charge just and reasonable rates and are not allowed to engage in unreasonable discrimination. The FCC has adopted rules governing charges for long distance service (e.g., rate integration) and use of customer proprietary network information (“CPNI”), but these rules have been vacated by the courts and are now subject to further FCC review. Additionally, the FCC has adopted rules governing billing practices. While none of these existing requirements have a material impact on our operations, there is no assurance that future regulatory changes may not materially impact us. The FCC has determined that the Communications Act does not preempt state damages claims as a matter of law, but whether a specific damage award is prohibited would depend upon the facts of a particular case. This ruling may affect the number of class action suits brought against CMRS providers and the amount of damages awarded by courts.

Employees and Sales Agents

As of March 1, 2003, we had 1,056 employees, including 464 in sales and marketing, 281 in customer service, 167 in network and systems operations, 98 in administration and 46 in finance and accounting. Approximately 45 of our employees were part-time. None of our employees is represented by a labor organization, and we believe we have excellent relations with our employees. In addition, we utilize approximately 420 independent sales agents. Wireless Alliance has no full-time or part-time employees but operates utilizing our employees.

ITEM 2.	PROPERTIES

Our corporate facilities include the following:

	Address	Lease/ Owned	Square Feet
Midwest:
Principal Corporate HQ	3905 Dakota Street SW Alexandria, Minnesota	Owned	50,000

Northeast:
Regional Office	1100 Mountain View Drive Colchester, Vermont	Leased	10,413
Regional HQ	6 Telcom Drive Bangor, Maine	Owned	36,250
Regional Office	323 North Street Saco, Maine	Owned	4,000

Northwest:
Regional HQ	600 SW Columbia Suite 1100 Bend, Oregon	Leased	10,932

South:
Regional HQ	621 Boll Weevil Circle, Suite 2 Enterprise, Alabama	Leased	18,000

As of December 31, 2002, our network consisted of the following cell sites:

Midwest	134
Wireless Alliance	65
Northeast	211
Northwest	164
South	158
Total	732

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

Securities Claims.  RCC and certain of our officers have been named as defendants in the following actions:

•                  Noormohammed Gurwala v. Rural Cellular Corporation, Richard P. Ekstrand, Wesley E. Schultz and David J. Del Zoppo, filed on December 24, 2002 in U.S. District Court for the District of Minnesota.

•                  Roderick B. Brown v. Rural Cellular Corporation, Richard P. Ekstrand and Wesley E. Schultz, filed on January 13, 2003 in U.S. District Court for the District of Minnesota.

•                  Christian Diaz v. Rural Cellular Corporation, Richard P. Ekstrand, Wesley E. Schultz and David J. Del Zoppo, filed on February 4, 2003 in U.S. District Court for the District of Minnesota.

•                  Kenneth Ketter v. Rural Cellular Corporation, Richard P. Ekstrand, Wesley E. Schultz and David J. Del Zoppo, filed on February 14, 2003 in U.S. District Court for the District of Minnesota.

The plaintiffs in the Gurwala action, the Diaz action, and the Ketter action seek to represent a class consisting of all persons (except defendants) who purchased the common stock of RCC in the market during the time period from January 6, 2002 through November 13, 2002.  The plaintiff in the Brown action seeks to represent a class consisting of all persons (except defendants) who purchased any publicly-traded securities of RCC during the time period from May, 2001 through November 12, 2002.  In all four actions, plaintiffs allege that RCC’s publicly-announced financial results misstated the actual performance because we had inappropriately accounted for certain transactions.  Plaintiffs further allege that, as a result, the market price of RCC securities was artificially inflated during the respective class periods.  Plaintiffs allege that defendants are liable under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  Plaintiffs seek compensatory damages in an unspecified amount, plus their attorneys’ fees, and costs.

The procedures of the Private Securities Litigation Reform Act (“PSLRA”) apply to these cases.  Pursuant to those procedures, the court will consolidate the actions and appoint lead plaintiffs and lead counsel.  The lead plaintiffs will file a consolidated amended complaint. The parties have agreed that no response to the complaints listed above will be due, but that the defendants will respond to a consolidated amended complaint. Under the PSLRA, discovery is stayed until a motion to dismiss is denied or defendants file an answer to the consolidated amended complaint.

The defendants are beneficiaries of directors’ and officers’ liability insurance, which includes coverage for securities claims, subject to certain exclusions.  The carriers have been notified of these actions, but have not provided a formal position on coverage.  We anticipate that additional cases with similar allegations may be filed.

Derivative Action.  The following is a purported derivative action brought against all of RCC’s directors and against Rural Cellular Corporation, as a nominal defendant.

•                  Hiene Junge v. Richard P. Ekstrand, Wesley E. Schultz, Ann K. Newhall, Jeffrey S. Gilbert, Marvin C. Nicolai, George M. Revering, Don C. Swenson, George W. Wikstrom, Paul J. Finnegan, and John Hunt; and Rural Cellular Corporation as nominal defendant, commenced on or about February 20, 2003 in Douglas County District Court, Alexandria, Minnesota.

The plaintiff is a shareholder of RCC and claims to bring suit on behalf of RCC.  No pre-lawsuit demand to investigate the allegations or bring the action was made on the board of directors.  The plaintiff alleges that the directors breached their fiduciary duties to RCC, or abused their control, or grossly mismanaged the company, or wasted company assets, by allowing or causing RCC to improperly account for certain transactions in its financial statements during the time period from May 2001 through November 12, 2002.  The plaintiff further alleges that the improper accounting eventually led to the commencement of federal securities class actions (described above) against the company, which allegedly will cause RCC to expend significant sums of money.  The plaintiff seeks compensatory damages against the directors in an unspecified amount, plus his attorneys’ fees and costs.

Other Claims.  We are involved from time to time in other routine legal matters and other claims incidental to our business.  We believe that the resolution of such routine matters and other incidental claims, taking into account established reserves and insurance, will not have a material adverse impact on our consolidated financial position or results of operations.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with regard to each of our executive officers:

Name	Age	Position

Richard P. Ekstrand	53	President, Chief Executive Officer and Director

Wesley E. Schultz	46	Executive Vice President, Chief Financial Officer and Director

Ann K. Newhall	52	Executive Vice President, Chief Operating Officer and Director

David J. Del Zoppo	47	Vice President, Finance and Accounting

Richard P. Ekstrand has served as our President, Chief Executive Officer, and a director since 1990.  He currently serves on the board of directors and executive committee of the Cellular Telecommunications Internet Association (CTIA) and the Wireless Foundation. Mr. Ekstrand previously served as Chairman of the Board of Directors of both CTIA and the Wireless Foundation. He also was a founding director of the Rural Cellular Association and served as a director until 2000. In addition, he is past President of the Minnesota Telephone Association, the Association of Minnesota Telephone Utilities, and the Minnesota Telecommunications Association. Mr. Ekstrand is the sole shareholder, president, and a director of North Holdings, Inc. (formerly Lowry Telephone Co., Inc.), which is a shareholder of Rural Cellular. From 1980 through 2000, Mr. Ekstrand had served as vice president and a director of Lowry Telephone Co., Inc. North Holdings, Inc. is a member of Lowry Telephone Company, LLC, of which Mr. Ekstrand is the treasurer and a member of the board of governors.

Wesley E. Schultz has served as Executive Vice President and Chief Financial Officer since August 2000. He joined us in May 1996 as Vice President of Finance and Chief Financial Officer.  In August 1999, he was appointed a director and in October 1999, he was appointed Senior Vice President and Chief Financial Officer and Assistant Secretary. Mr. Schultz is a certified public accountant and served for three years as an auditor with Deloitte and Touche LLP.

Ann K. Newhall has served as Executive Vice President and Chief Operating Officer since August 2000. She joined us in February 1999 as Senior Vice President and General Counsel and was appointed a director in August 1999.  In February 2000, she was appointed Secretary. Prior to joining us, Ms. Newhall was a shareholder attorney with Moss & Barnett, A Professional Association, most recently serving as President and a director of the firm. Ms. Newhall received her J.D. from the University of Minnesota Law School in 1977.

David J. Del Zoppo has served as Vice President, Finance and Accounting since October 1999.  He joined RCC in May 1997 as Controller and was appointed Vice President in July 1998. Mr. Del Zoppo is a certified public accountant and served for four years as an auditor with KPMG, LLP.

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Class A common stock was traded on The Nasdaq National Market under the symbol RCCC until December 18, 2002. Since that date, RCC’s Class A common stock has been quoted on the OTC Bulletin Board under the symbol RCCC.OB.

The following table indicates the high and low sales price for each quarter of the 2002 and 2001 fiscal years on the Nasdaq National Market through December 17, 2002, and on the OTC Bulletin Board from December 18, 2002 through December 31, 2002.

	High	Low
2002
First Quarter	$23.05	$2.90
Second Quarter	$5.15	$0.80
Third Quarter	$2.69	$0.65
Fourth Quarter	$2.50	$0.58

2001
First Quarter	$52.61	$25.25
Second Quarter	$49.42	$22.31
Third Quarter	$47.00	$17.19
Fourth Quarter	$30.03	$19.01

Our Class B common stock is not publicly traded.

As of March 19, 2003, there were approximately 120 holders of record of our Class A common stock and approximately 20 holders of record of our Class B common stock.

Dividend Policy

RCC has never paid dividends on its Common Stock.  We currently intend to retain all future earnings, if any, for the operation and expansion of our business and do not expect to pay any cash dividends on our Common Stock in the foreseeable future. Further, the terms of our credit facilities, senior subordinated notes, and exchangeable preferred stock limit our ability to pay dividends on our Common Stock.

ITEM 6.

SELECTED FINANCIAL DATA

The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K.

Our financial performance, and the year-to-year comparability of such performance, have been affected by acquisitions (see discussion in Item 7), increased borrowings under our credit facility, issuance of preferred securities and the issuance of senior subordinated notes to fund our growth. Accordingly, we do not believe our historical financial condition and results of operations set forth below are indicative nor should they be relied upon as an indicator of our future performance.

The following tables set forth certain of our consolidated financial and operating data as of and for each of the five years in the period ended December 31, 2002. We derived the selected financial data for each of the five years ended December 31 from our consolidated financial statements.

(In thousands, except per share and other operating data)	Years ended December 31,
	2002	2001	2000	1999	1998

Statement of Operations Data:
Revenue:
Service	$315,012	$305,988	$238,556	$125,361	$90,997
Roaming	122,703	116,541	98,693	43,081	19,821
Equipment	20,442	18,627	18,848	7,299	2,700
Total revenue	458,157	441,156	356,097	175,741	113,518
Operating expenses:
Network costs	97,200	101,509	85,988	38,549	33,863
Cost of equipment sales	29,184	28,415	34,711	10,951	5,968
Selling, general and administrative	114,264	117,855	95,034	54,753	39,156
Depreciation and amortization	82,497	112,577	91,078	41,277	26,532
Total operating expenses	323,145	360,356	306,811	145,530	105,519
Operating income	135,012	80,800	49,286	30,211	7,999
Other income (expense):
Interest expense	(111,159)	(130,432)	(89,839)	(27,116)	(19,060)
Interest and dividend income	562	1,172	2,249	467	1,461
Minority interest	—	—	—	1,663	4,553
Other	66	(752)	(24)	(338)	(535)
Other expense, net	(110,531)	(130,012)	(87,614)	(25,324)	(13,581)
Income (loss) before income taxes, extraordinary item and cumulative change in accounting principle	24,481	(49,212)	(38,328)	4,887	(5,582)
Income tax provision	—	—	—	37	—
Income (loss) before extraordinary item and cumulative change in accounting principle	24,481	(49,212)	(38,328)	4,850	(5,582)
Extraordinary item – early extinguishment of debt	(3,319)	—	(925)	—	(1,042)
Income (loss) before cumulative change in accounting principle	21,162	(49,212)	(39,253)	4,850	(6,624)
Cumulative change in accounting principle	(417,064)	1,621	—	—	—
Net income (loss)	(395,902)	(47,591)	(39,253)	4,850	(6,624)
Preferred stock dividend	(60,556)	(54,545)	(44,081)	(15,912)	(9,090)
Net loss applicable to common shares	$(456,458)	$(102,136)	$(83,334)	$(11,062)	$(15,714)
Weighted average common shares outstanding	11,920	11,865	11,510	9,047	8,916

Net loss applicable to common shares before extraordinary item and cumulative change in accounting principle	$(3.02)	$(8.74)	$(7.16)	$(1.22)	$(1.64)
Extraordinary item	(0.28)	—	(0.08)	—	(0.12)
Cumulative change in accounting principle	(34.99)	.13	—	—	—
Net loss per basic and diluted share	$(38.29)	$(8.61)	$(7.24)	$(1.22)	$(1.76)

	As of December 31,
(In thousands, except per share and other operating data)	2002	2001	2000	1999	1998
Balance Sheet Data:
Working capital (deficit)	$(55,496)	$(18,273)	$(23,578)	$(5,887)	$(9,538)
Net property and equipment	240,536	244,980	234,490	130,651	131,714
Total assets	1,462,978	1,836,779	1,771,796	526,278	480,524
Total long-term liabilities	1,211,026	1,286,301	1,157,472	339,742	298,851
Total shareholders’ (deficit) equity	$(483,115)	$(33,830)	$79,955	$9,427	$19,279

	As of December 31,
	2002	2001	2000	1999	1998
Other Operating Data:
Customers (not including long distance and paging):
Postpaid	639,221	599,514	531,290	243,277	203,100
Prepaid	27,452	33,255	20,832	2,494	296
Wholesale	55,700	29,139	12,727	—	—
Total customers	722,373	661,908	564,849	245,771	203,396

Marketed POPs(1)	5,893,000	5,893,000	5,443,000	3,118,000	3,049,000

Penetration(2)	11.3%	10.7%	10.1%	7.9%	6.7%

Retention(3)	98.2%	97.8%	98.2%	98.3%	98.3%

Average monthly revenue per customer(4)	$57	$59	$61	$54	$55

Acquisition cost per customer(5)	$373	$287	$358	$365	$395

Cell sites / Base stations:	732	684	654	328	286

(1)          For 2002 and 2001, updated to reflect 2000 U.S. Census Bureau Official Statistics.   For years 1998 through 2000, updated to reflect July 1, 1997, 1990 U.S. Census Bureau Official Statistics.

(2)          Represents the ratio of wireless voice customers, excluding wholesale, at the end of the period to marketed POPs.

(3)          Determined for each period by dividing total postpaid wireless voice customers discontinuing service during such period by the average postpaid wireless voice customers for such period (customers at the beginning of the period plus customers at the end of the period, divided by two), dividing that result by the number of months in the period, and subtracting such result from one.

(4)          Determined for each period by dividing the sum of access, airtime, roaming, long distance, features, connection, disconnection, and other revenue for such period by the monthly average postpaid wireless voice customers for such period (customers at the beginning of the period plus customers at the end of the period, divided by two), and dividing that result by the number of months in such period.

(5)          Determined for each period by dividing selling and marketing expenses, net costs of equipment sales, and depreciation of rental telephone equipment by the gross postpaid and prepaid wireless voice customers added during such period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses, and assets and liabilities, during the periods reported.  Estimates are used when accounting for certain items such as unbilled revenue, allowance for doubtful accounts, depreciation and amortization periods, income taxes, valuation of intangible assets, and litigation contingencies.  We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances.

We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Goodwill and Indefinite-Lived Intangible Assets

We evaluate our goodwill and indefinite lived intangible assets for impairment at least annually and more frequently when indicators of impairment exist. Effective with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, RCC is no longer amortizing goodwill or indefinite lived assets. Additionally, we have reassessed the useful lives of previously recognized intangible assets (primarily customer lists and FCC licensing costs). We reassessed the useful life of our customer lists and determined our current policy continues to be appropriate.  A significant portion of our intangible assets consists of licenses that provide our wireless operations with the exclusive right to utilize certain radio frequency spectrum to provide cellular communication services. While licenses are issued for only a fixed time, generally ten years, such licenses are subject to renewal by the FCC. Renewals of licenses have occurred routinely and at nominal cost. Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of our wireless licenses. As a result, licenses will be treated as an indefinite-lived intangible asset under the provisions of SFAS No. 142 and will not be amortized but rather will be tested for impairment. We will reevaluate the useful life determination for licenses each quarter to determine whether events and circumstances continue to support an indefinite useful life.

Upon adoption of SFAS No. 142, we completed an impairment test for both our goodwill and licensing costs and determined that there were impairments of $5.0 million and $412.0 million, respectively.  We used a fair value approach, using primarily discounted cash flows, to complete the transitional impairment tests.  In accordance with SFAS No. 142, the impairment charges are recorded in our consolidated financial statements for the first quarter of 2002.

On a prospective basis, we are required to test both consolidated goodwill and other indefinite-lived intangible assets, including licenses, for impairment on an annual basis (October 1) using a fair value approach. Additionally, goodwill must be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. These events or circumstances would include a significant change in the business climate, including a significant sustained decline in an entity’s market value, regulatory requirements, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors.  Other indefinite-lived intangible assets must be tested between annual tests if events or changes in circumstances indicate that the asset might be impaired. We performed our annual impairment test for both goodwill and licensing costs during the fourth quarter of 2002, using methodologies consistent with those applied for our transitional impairment tests performed as of January 1, 2002. No further impairment was recognized as a result of this testing.

We believe that the accounting estimate related to determining the fair value of goodwill and indefinite-lived intangible assets, and thus any impairment, is a “critical accounting estimate” because (i) it is highly susceptible to change from period to period because it requires management to make cash flow assumptions about future sales, operating costs, and discount rates over an indefinite life and (ii) the impact that recognizing an impairment would have on the assets reported on our balance sheet as well as our net income (loss) would be material.  In estimating future operations, we use our internal budgets, which require significant judgment on anticipated customer growth and business trends.

Revenue Recognition - Service

We recognize service revenue based upon minutes of use processed and contracted fees, net of credits and adjustments for service discounts. As a result of our billing cycle cut-off times, we are required to make estimates for service revenue earned but not yet billed at the end of each month. These estimates are based primarily upon historical minutes of use processed.  We follow this method since reasonably dependable estimates of the revenue can be made.  Actual billing cycle results and related revenue may vary, depending on customer usage and rate plan mix, from the results estimated at the end of each quarter.

Revenue Recognition - Roaming Revenue and Incollect Cost

Roaming revenue and incollect cost information is provided to RCC primarily through a third party centralized clearinghouse. From the clearinghouse we receive monthly settlement data. Management bases its accrual of roaming revenue and incollect expense on these clearinghouse reports. RCC follows this method since reasonably dependable estimates of roaming revenue and incollect cost can be made.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses that will result from failure of our customers to pay amounts owed. We base our estimates on the aging of our accounts receivable balances and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, additional allowances may be required.

Depreciation of Property and Equipment

When recording the depreciation expense associated with our wireless communications equipment, we use estimated useful lives. To monitor for changes in technology and industry conditions, we periodically evaluate the useful lives of our wireless communications equipment. These evaluations could result in a change in their useful lives in future periods.

While we believe our estimates of useful lives are reasonable, significant differences in actual experience or significant change in our assumptions may materially affect future depreciation expense.

Impairment of Long-Lived Assets

RCC assesses the impairment of its long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable as measured by the sum of the expected future undiscounted cash flows. Factors management considers that could trigger an impairment review include significant underperformance relative to minimum future operating results, significant change in the manner of use of the assets, significant technological or industry changes, or changes in the strategy for our overall business. When we determine that the carrying value of certain long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we then measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model.

We believe that the accounting estimate related to determining any impairment relating to long-lived assets is a “critical accounting estimate” because (i) it is highly susceptible to change from period to period because it requires management to make cash flow assumptions about future sales, operating costs, and discount rates over an indefinite life and (ii) the impact that recognizing an impairment would have on the assets reported on our balance sheet as well as our net income (loss) would be material.  In estimating future operations, we use our internal budgets which require significant judgment on anticipated customer growth and business trends.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  As part of the process of preparing the consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities.  We must then assess the likelihood that deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent RCC increases or decreases the valuation allowance in a period, we must include an expense or benefit within the tax provision in the consolidated statement of operations.

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. As of December 31, 2002, we had recorded a valuation allowance of $158.2 million due to uncertainties related to our ability to utilize the deferred tax assets.  The deferred tax assets consist principally of certain net operating losses (NOL) being carried forward, as well as impairment write-downs of intangible assets not currently deductible for tax purposes.  The valuation allowance is based on our historical operations projected forward and our estimate of future taxable income and the period over which deferred tax assets will be recoverable. It is possible that we could be profitable in the future at levels that cause us to conclude that it is more likely than not that we will realize a portion or all of the NOL carryforward. Upon reaching such a conclusion, we would immediately record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates, which would be approximately 38% under current tax law.  Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the provision for income taxes to vary significantly from period to period, although our cash tax payments would remain unaffected until the benefit of the NOL is utilized.

Litigation and Other Loss Contingencies

In the ordinary course of business, RCC is subject to litigation and other contingencies.  Management must use its best judgment and estimates of probable outcomes when determining the impact.  RCC assesses the impact of claims and litigation on a regular basis and updates the assumptions and estimates used to prepare the consolidated financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity,” which is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 149 establishes standards for our classification of liabilities in the financial statements that have characteristics of both liabilities and equity. We believe that adoption of SFAS No. 149 will result in our redeemable preferred stock being presented in long-term liabilities on the balance sheet and dividends on the preferred stock being classified as interest expense instead of as dividends.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for employee stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in annual and interim financial statements about the method of accounting used by the issuer for stock-based compensation and its effect on the issuer’s reported results. The disclosure provisions of SFAS No. 148 are included in the Notes to Consolidated Financial Statements. We applied the principles of APB Opinion No. 25 and related interpretations in accounting for our stock-based compensation plans.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”  EITF No. 00-21 addresses how revenue arrangements with multiple deliverables should be divided into separate units of accounting and how the arrangement consideration should be allocated to the identified separate accounting units.  EITF No. 00-21 is effective after June 15, 2003.  We have not yet determined the impact adopting EITF No. 00-21 will have on our results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain issued and outstanding guarantees. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for interim or annual periods ending after December 15, 2002.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supersedes previous accounting guidance, principally EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. We will adopt SFAS No. 146 prospectively for exit or disposal activities initiated after December 31, 2002.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires that gains and losses from the extinguishments of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 (“Opinion No. 30”). SFAS No. 145 is effective for RCC for periods beginning January 1, 2003. Upon the adoption of SFAS No. 145, RCC will reclassify prior period statements of operations to conform to the presentation required by SFAS No. 145. Under SFAS No. 145, we will report gains and losses on extinguishments of debt in interest expense.

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

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 provides accounting and reporting standards for costs associated with the retirement of long-lived assets. It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. We have determined this new accounting standard will not affect our results of operations, financial position and cash flows. We were required to implement this standard effective January 1, 2003.

In accordance with the guidance set forth in SFAS No. 142, “Goodwill and Other Intangible Assets,” we evaluate our goodwill and indefinite lived intangible assets for impairment at least annually and more frequently when indicators of impairment exist. Effective with the adoption of SFAS No. 142, RCC no longer amortizes goodwill or indefinite lived assets.  Additionally, we have reassessed the useful lives of previously recognized intangible assets (primarily FCC licensing costs and customer lists). A significant portion of our intangible assets consists of licenses that provide our wireless operations with the exclusive right to utilize certain radio frequency spectrum to provide cellular communication services. While licenses are issued for only a fixed time, generally ten years, such licenses are subject to renewal by the FCC. Renewals of licenses have occurred routinely and at nominal cost. Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of our wireless licenses. As a result, licenses will be treated as indefinite-lived intangible assets under the provisions of SFAS No. 142 and will not be amortized but rather will be tested for impairment. We will reevaluate the useful life determination for licenses each quarter to determine whether events and circumstances continue to support an indefinite useful life. We reassessed the useful life of our customer lists and determined that our current policy continues to be appropriate.

Upon adoption of SFAS No. 142, we completed an impairment test for both our consolidated goodwill and our licensing costs and determined that there were impairments of $5.0 million and $412.0 million, respectively.  RCC used a fair value approach, using primarily discounted cash flows, to complete the transitional impairment tests.  In accordance with SFAS No. 142, the impairment charges are recorded in RCC’s consolidated financial statements for the first quarter of 2002.

On a prospective basis, RCC is required to test both consolidated goodwill and other indefinite-lived intangible assets, including licenses, for impairment on an annual basis (October 1) using a fair value approach. Additionally, goodwill must be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. These events or circumstances would include a significant change in the business climate, including a significant sustained decline in an entity’s market value, regulatory requirements, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors.  Other indefinite-lived intangible assets must be tested between annual tests if events or changes in circumstances indicate that the asset might be impaired. RCC performed its annual impairment test for both goodwill and licensing costs during the fourth quarter of 2002, using methodologies consistent with those applied for its transitional impairment tests performed as of January 1, 2002. No further impairment was recognized as a result of this testing.

BUSINESS OVERVIEW

We have materially expanded our business since 1996 through a series of acquisitions, increasing the population to whom we market our services from 636,000 to 5.9 million, covering portions of the Midwest, Northeast, South, and Northwest regions. As of December 31, 2002, we provided wireless voice services to approximately 667,000 customers, excluding wholesale customers.

Our principal operating objective is to increase revenue and achieve profitability through increased penetration in existing markets. We believe that we can achieve this objective because our rural markets provide growth opportunities due to their lower current penetration rates and reduced competition for customers as compared to wireless systems located in larger metropolitan areas.

Our revenue primarily consists of service, roaming, and equipment revenue, each of which is described below:

•  Service revenue includes monthly access charges, charges for airtime used in excess of the time included in the service package purchased, activation fees, long distance charges derived from calls placed by customers as well as wireless and paging equipment lease revenue. Also included are activation fees and charges for such features as voicemail, call waiting, and call forwarding. Service revenue also includes incollect revenue, which consist of charges to our customers when they use their wireless phones in other wireless markets. We do not charge installation or connection fees.

•  Roaming revenue includes only outcollect revenue, which we receive when other wireless providers’ customers use our network.

•  Equipment revenue includes sales of wireless and paging equipment, accessory sales to customers, and network equipment reselling.

Our operating expenses include network costs, cost of equipment sales, selling, general and administrative expenses, and depreciation and amortization, each of which is described below:

•  Network costs include switching and transport expenses and expenses associated with the maintenance and operation of our wireless network facilities, including salaries for employees involved in network operations, site costs, charges from other service providers for resold minutes, and the expense associated with incollect revenue.

•  Cost of equipment sales includes costs associated with telephone equipment and accessories sold to customers. In recent years, we and other wireless providers have increased the use of discounts on phone equipment as competition between service providers has intensified. As a result, we have incurred, and expect to continue to incur, losses on equipment sales per gross additional customer. We expect to continue these discounts and promotions because we believe they will increase the number of our wireless customers and, consequently, increase service revenue. Cost of equipment sales does not include the cost of handsets leased to customers, as this cost is capitalized and depreciated over the useful life of the handset.

•  Selling, general and administrative expenses include salaries, benefits, and operating expenses such as marketing, commissions, customer support, accounting, administration, and billing.

•  Depreciation and amortization represents the costs associated with the depreciation of fixed assets and the amortization of customer lists. Under the rules of SFAS No. 142, RCC believes licenses and goodwill qualify as having indefinite useful lives and, therefore, as of January 1, 2002, they are no longer being amortized. Depreciation and amortization also includes the depreciation of the capitalized cost of handsets leased to customers.

In addition to the operating expenses discussed above, RCC also incurs other expenses, primarily interest expense related to financing, and preferred stock dividends.

•                                          Interest expense primarily results from borrowings under the credit facility and the senior subordinated notes, the proceeds of which were used to finance acquisitions, repay other borrowings, and further develop RCC’s wireless network. Also contributing to interest expense are adjustments reflecting the ineffective portion of a derivative’s change in fair value, the change in fair market value of derivatives not qualifying for hedge accounting under SFAS No. 133, the amortization of deferred financing costs, and the noncash amortization of costs incurred from unwinding certain financial instruments.

•                                          Preferred stock dividends are related to our issuances of preferred securities in 1998 and 2000. We currently pay dividends on our senior and junior exchangeable preferred stock by issuing additional shares. Beginning in August 2003, we are required to pay cash dividends on our senior exchangeable preferred stock, and beginning in May 2005, we are required to pay cash dividends on our junior exchangeable preferred stock.

Customer base

Our customer base contains three types of customers: postpaid, wholesale, and prepaid.  Postpaid customers account for the largest portion of our customer base, at 88.5%.  These customers pay a monthly access fee for a wireless service plan that generally includes a fixed amount of minutes and certain service features.  In addition to the monthly access fee, these customers are typically billed in arrears for long-distance charges, roaming charges and minutes of use exceeding the rate plans.  Our wholesale customers are similar to our postpaid customers in that they pay monthly fees to utilize our network and services; however, the customers are billed by a third party (reseller), who has effectively resold our service to the end user (customer). We in turn bill the third party for the monthly usage of the end user.  The wholesale base accounts for 7.7% of our total customer base.  Our prepaid customers, which account for 3.8% of our customer base, are customers that prepay for an agreed upon amount of minutes.  Our average monthly revenue per customer and total gross additions are calculated and reported based only on postpaid customer information.

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

•            In April 2000, we acquired wireless operations and licenses covering portions of Alabama, Kansas, Mississippi, Oregon, and Washington for approximately $1.265 billion.

•            In January 2001, we acquired wireless operations and licenses in the Portsmouth, New Hampshire service area for approximately $194.3 million. In the acquisition, we also acquired an ILEC business of the seller. We sold the ILEC business in October 2001 for approximately $35.5 million.

All of these acquisitions were accounted for as purchases and subsequent operating results have been included in our historical financial statements from their respective dates of acquisition.

RESULTS OF OPERATIONS

The following table presents certain statement of operations data as a percentage of total revenue for the periods indicated.

	Years ended December 31,
	2002	2001	1999
REVENUE:
Service	68.8%	69.4%	67.0%
Roaming	26.7	26.4	27.7
Equipment	4.5	4.2	5.3
Total revenue	100.0	100.0	100.0

OPERATING EXPENSES:
Network costs	21.2	23.0	24.1
Cost of equipment sales	6.4	6.4	9.7
Selling, general and administrative	24.9	26.7	26.7
Depreciation and amortization	18.0	25.5	25.6
Total operating expenses	70.5	81.6	86.1
OPERATING INCOME	29.5	18.4	13.9

OTHER INCOME (EXPENSE):
Interest expense	(24.2)	(29.6)	(25.2)
Interest and dividend income	0.1	0.3	0.6
Other	0.0	(0.2)	0.0
Other expense, net	(24.1)	(29.5)	(24.6)
INCOME (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY ITEM, AND CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE	5.4	(11.1)	(10.7)
INCOME TAX PROVISION	—	—	—
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE	5.4	(11.1)	(10.7)
EXTRAORDINARY ITEM-EARLY EXTINGUISHMENT OF DEBT	(0.7)	—	(0.3)
INCOME (LOSS) BEFORE CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE	4.7	(11.1)	(11.0)
CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE	(91.0)	0.3	—
NET LOSS	(86.3)	(10.8)	(11.0)
PREFERRED STOCK DIVIDEND	(13.2)	(12.4)	(12.4)
NET LOSS APPLICABLE TO COMMON SHARES	(99.5)%	(23.2)%	(23.4)%

Years Ended December 31, 2002 and 2001

Revenue

Service Revenue. Service revenue for 2002 increased 2.9% to $315.0 million from $306.0 million in 2001. The revenue growth reflects the revenue resulting from additional customers added through increased penetration in existing markets partially offset by moderate declines in local service revenue per customer (“LSR”).

The decline in LSR to $41 in 2002 from $42 in 2001 is the result of several factors, including: (i) larger home calling areas; (ii) more rate plans that included long distance at no additional charge; and (iii) an increase in numbers of rate plans that share minutes with an existing plan at lower access rates.  We continue to focus on attracting and retaining customers with rate plans that provide more features and include minutes at a higher average recurring access charge.

For all of 2002, retention was 98.2% as compared to 97.8% in 2001. Postpaid net customer additions for all of 2002 were 42,832 as compared to 46,520 in 2001. For all of 2002, RCC reported 179,069 postpaid gross adds as compared to 199,598 in 2001. Because of the growing popularity of wholesale distribution programs, wholesale customer additions increased to 55,700, a 91.2% increase over 2001. Prepaid customers for all of 2002 declined by 5,803.

Roaming Revenue. For all of 2002, increases in outcollect minutes continued to offset declines in yield, resulting in roaming revenue increasing 5.3% to $122.7 million as compared to $116.5 million in 2001. Roaming yield for all of 2002 was $0.26 as compared to $0.34 in 2001.

AT&T Wireless, Verizon Wireless and Cingular account for approximately 85% of our outcollect minutes. During 2002, AT&T Wireless accounted for 10.2% of our total revenue. Under our agreements with AT&T Wireless, Verizon Wireless, Cingular and other roaming partners, the roaming yield per minute RCC receives from outcollect calling minutes, in addition to the cost per minute RCC pays for our customers’ incollect activity, declines over time.

We signed a roaming agreement with Cingular effective July 2002 that runs through January 2008 which establishes RCC as a preferred roaming partner with Cingular in RCC’s markets. Our roaming agreement with AT&T Wireless that covers the Northeast and Midwest regions is effective July 2002 through December 2004. We currently have a month to month agreement with AT&T for our Northwest and South regions. During 2002, Wireless Alliance entered into a new roaming agreement with its joint venture partner T-Mobile, positioning Wireless Alliance for expanded roaming revenue.

Equipment Revenue. Equipment revenue increased 9.7% for 2002 to $20.4 million from $18.6 million in 2001. The increase in equipment revenue reflects the additional average revenue per handset sold, increased network equipment reselling, and a decrease in phone service leasing.

Operating Expenses

Network Costs. For the year ended December 31, 2002, network costs declined 4.2% to $97.2 million as compared to $101.5 million in 2001. Contributing to this decline was a decrease in incollect cost, a material component of network costs, reflecting reduced pricing contained in new roaming arrangements. For 2002, incollect cost declined 5.4% to $47.1 million as compared to $49.8 million in 2001. Per minute incollect cost for the year ended December 31, 2002 was $0.18 per minute as compared to $0.25 in 2001.

Cost of Equipment Sales. Cost of equipment sales for 2002 increased 2.7% to $29.2 million as compared to $28.4 million in 2001. As a percentage of revenue, cost of equipment sales for 2002 remained unchanged at 6.4% as compared to 2001. Contributing to the increase in cost of equipment sales was a reduced emphasis on our phone service leasing plans during 2002, under which the cost of handsets is capitalized rather than expensed as cost of equipment sales. During 2002, we capitalized approximately $13.3 million in phone service handsets as compared to $20.1 million capitalized in 2001.

Although customers generally are responsible for purchasing or otherwise obtaining their own handsets, we have historically sold handsets below cost to respond to competition and general industry practice and expect to continue to do so in the future, as we believe that this will result in increased revenue from increases in the number of our wireless customers.

Selling, General and Administrative. For the year ended December 31, 2002, selling, general and administrative expense (“SG&A”) decreased 3.0% to $114.3 million as compared to $117.9 million in 2001. As a percentage of revenue, SG&A decreased to 24.9% in 2002 from 26.7% in 2001.  The decrease in SG&A primarily reflects decreases in bad debt expense.  Bad debt expense for the year ended December 31, 2002 declined to $8.0 million as compared to $13.9 million in 2001.

We anticipate cost efficiencies to continue on a per customer basis in 2003 as compared to 2002. We anticipate bad debt expense in 2003 to be comparable to 2002.

Depreciation and Amortization. Depreciation and amortization expense for 2002 decreased 26.7% as compared to 2001 to $82.5 million from $112.6 million. The decrease primarily reflects the January 1, 2002 adoption of SFAS No. 142 and the corresponding discontinuance of amortization of goodwill and licenses, partially offset by the growth in our wireless network assets. During 2001, we amortized $62.8 million in licenses, goodwill and customer lists. During 2002, we amortized $20.6 million in customer lists. Phone service equipment depreciation expense for 2002 was  $15.8 million as compared to  $8.5 million in 2001.

Other Income (Expense)

Interest Expense. Interest expense for 2002, including the effect of SFAS No. 133, decreased 14.8% to $111.2 million as compared to $130.4 million in 2001.  The decline in interest expense primarily reflects noncash adjustments related to the accounting for derivative instruments pursuant to SFAS No. 133, declines in interest rates, and an overall reduction in our long-term debt.

The following table sets forth adjustments relating to SFAS No. 133:

	Year ended December 31, 2002			Year ended December 31, 2001
(In thousands)	Prior to SFAS No. 133 Adjustment	SFAS No. 133 Adjustment	As Reported	Prior to SFAS No. 133 Adjustment	SFAS No. 133 Adjustment	As Reported
Statement of Operations Data:
Interest expense	$96,055	$15,104	$111,159	$114,007	$16,425	$130,432

As of December 31, 2002, the effective rate of interest on our credit facility, excluding the impact of hedge agreements, was 4.5% as compared to 4.9% at December 31, 2001. Long-term debt as of December 31, 2002 was $1.211 billion as compared to $1.286 billion as of December 31, 2001.

Preferred Stock Dividends

Preferred stock dividends in 2002 increased 11.0% to $60.6 million as compared to $54.5 million in 2001. The increase primarily resulted from our practice of paying dividends by issuing additional shares of exchangeable preferred stock rather than in cash, thereby increasing the basis for subsequent dividend distributions. To holders of record on February 1, 2003, RCC distributed 6,838 and 5,963 shares of senior and junior exchangeable preferred stock, respectively, in payment of dividends on February 15, 2003.  See Note 6 of Notes to the Consolidated Financial Statements for additional information regarding preferred stock dividends. During 2002, RCC issued 25,509 and 22,134 shares of senior and junior exchangeable preferred stock, respectively, as dividends.  We currently pay dividends on our senior and junior exchangeable preferred stock by issuing additional shares. Beginning in August 2003, dividends on our senior exchangeable preferred stock are to be paid in cash, and beginning in May 2005, dividends on our junior exchangeable preferred stock are to be paid in cash.

Extraordinary Item – Early Extinguishment of Debt

In January 2002, RCC issued  $300 million of 9 ¾% senior subordinated notes, the proceeds of which were used to pay down a portion of the credit facility. In connection with this issuance, RCC reported a $3.3 million extraordinary loss to write-off the unamortized deferred financing costs related to the early extinguishment of the repaid debt.

Cumulative Change in Accounting Principle

Effective January 1, 2002, we adopted SFAS No. 142, which requires cessation of goodwill and license amortization and a fair value approach to testing the impairment of goodwill and indefinite lived intangible assets. We completed a transitional impairment test for both our goodwill and our licensing costs and determined that there were impairments of $5.0 million and $412.0 million, respectively.  RCC used a fair value approach, using primarily discounted cash flows, to complete the transitional impairment tests.  We amended our Form 10-Qs for the first two quarters of 2002 to reflect the effect of the SFAS No. 142 impairment charge as an cumulative change in accounting principle.

On a prospective basis, we are required to test both goodwill and other indefinite-lived intangible assets, including licensing costs, for impairment on an annual basis based upon a fair value approach. We performed our annual impairment test for both goodwill and licensing costs as of October 1, 2002 using methodologies consistent with those applied under our transitional impairment tests performed as of January 1, 2002 and determined there was no additional impairment to be recognized. Other indefinite-lived intangible assets will be tested between annual tests if events or changes in circumstances indicate that the asset might be impaired. (See Recently Issued Accounting Pronouncements.)

Years Ended December 31, 2001 and 2000

Revenue

Service Revenue. Service revenue for 2001 increased 28.3% to $306.0 million from $238.6 million in 2000. The revenue growth reflects the additional revenue resulting from the acquisitions of Triton Cellular in April 2000 and Saco River in January 2001 together with additional customers added through increased penetration in existing markets.

Roaming Revenue. Reflecting the acquisition of Triton Cellular and Saco River, together with increases in outcollect roaming minutes, roaming revenue for 2001 increased 18.1% to $116.5 million from $98.7 million in 2000. Roaming minutes in existing markets have increased in part due to the activation of additional cell sites and increased industry-wide wireless usage. Partially offsetting the effect from increases in roaming minutes during 2001 was the decrease in outcollect roaming yield per minute. Including toll, outcollect roaming yield decreased to $0.34 per minute in 2001 as compared to $0.49 in 2000. AT&T Wireless and Verizon Wireless accounted for approximately 70% of our outcollect minutes.

Equipment Revenue. Equipment revenue for 2001 decreased 1.2% to $18.6 million from $18.8 million in 2000. The decrease in equipment revenue reflects reductions in network equipment reselling together with a increase in phone service leasing offset in part by the additional equipment revenue from the Triton Cellular and Saco River acquisitions.

Operating Expenses

Network Costs. Primarily reflecting the additional network costs from the acquisition of Triton Cellular and Saco River and increases in incollect minutes, network costs for 2001 increased 18.1% over 2000 to $101.5 million as compared to $86.0 million in 2000. Also contributing to this increase was the cost relating to greater incollect activity resulting from service plans with expanded local service areas. Total incollect cost was $49.8 million in 2001 as compared to $48.6 million in 2000. Offsetting the increase in incollect minutes was a decline in per minute cost in 2001 to $0.25 from $0.40 in 2000. As a percentage of total revenue, network costs for 2001 decreased to 23.0% from 24.1% in 2000.

Cost of Equipment Sales. Cost of equipment sales for 2001 decreased 18.1% to $28.4 million as compared to $34.7 million in 2000. As a percentage of revenue, cost of equipment sales for 2001 decreased to 6.4% as compared to 9.7% in 2000. Contributing to the decrease in cost of equipment sales was a greater emphasis on our phone service leasing plans during 2001 under which the cost of handsets is capitalized rather than expensed as cost of equipment sales. The initial cost of these capitalized handsets is not included in acquisition cost per customer, contributing to the decrease in 2001 as compared to 2000. The capitalized cost of the handset is depreciated over a period of 19-24 months. During 2001, we capitalized approximately $20.1 million in phone service handsets.

Selling, General and Administrative. SG&A for 2001 increased 24.0% over 2000 to $117.9 million from $95.0 million. The increase in SG&A primarily reflects RCC’s ownership of Triton Cellular and Saco River operations in 2001. Also contributing to the increase in SG&A was an increase in bad debt expense to $13.9 million in 2001 as compared to $5.1 million in 2000. SG&A, as a percentage of sales, was 26.7% in both 2001 and 2000.

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

Other Income (Expense)

Interest Expense. Interest expense for 2001 increased 45.2% to $130.4 million as compared to $89.8 million in 2000. The increase primarily reflects increased borrowings under the credit facility to complete the acquisitions of Triton Cellular and Saco River and a $16.4 million noncash charge reflecting accounting for derivative instruments pursuant to SFAS No. 133 (as amended by SFAS No. 138), which we adopted on January 1, 2001.

Preferred Stock Dividends

Preferred stock dividends in 2001 increased 23.7% to $54.5 million as compared to $44.1 million in 2000. The increase primarily resulted from the issuances of junior and senior exchangeable preferred stock in February 2000, Class T preferred stock in March 2000, and Class M preferred stock in April 2000. See Note 1 of Notes to Consolidated Financial Statements for additional information regarding preferred stock dividends.

Also contributing to the increase in preferred stock dividends is our practice of paying dividends by issuing additional shares of exchangeable preferred stock rather than in cash, thereby increasing the basis for subsequent dividend distributions. During 2001, RCC issued 22,817 and 19,618 shares of senior and junior exchangeable preferred stock, respectively, as dividends.

Liquidity and Capital Resources

We need cash primarily for working capital, capital expenditures, debt service, and customer growth. In past years, we have met these requirements through cash flow from operations, borrowings under our credit facility, sales of common and preferred stock, and issuance of senior subordinated notes.   Over the next 12 months we will require cash for capital expenditures associated with network maintenance and enhancements, upgrades to new technologies, interest and principal payments on our outstanding debt, customer acquisition initiatives, payment of dividends on our senior exchangeable preferred stock, should we determine to pay such dividends, and repurchase of an outstanding swaption.  We may also require cash to purchase additional spectrum and to retire additional outstanding debt.  We expect to be able to meet these needs using cash flow from operations, and $53.8 million in cash and cash equivalents on hand as of December 31, 2002, and borrowings under our facility.  In the event we need to obtain additional cash from external sources, our ability to obtain such cash will be affected by our operating performance and the capital markets.

Beginning in 2003 our cash requirements will increase each year, due in part to scheduled principal payments under our credit facility and payment of cash dividends on our preferred stock.  We currently pay dividends on our senior and junior exchangeable preferred stock by issuing additional shares of exchangeable preferred stock.  Beginning August 15, 2003, for our senior exchangeable preferred stock, and beginning May 15, 2005, for our junior exchangeable preferred stock, dividends are to be paid in cash.  In addition, we may need substantial cash resources to upgrade our networks to 2.5G and 3.0G technologies starting in 2003.

As of December 31, 2002, we had a credit facility with a consortium of lenders providing up to $275.0 million in revolving loans and $986.7 million in term loans. As of December 31, 2002, $793.9 million was outstanding under the credit facility.  Our credit facility contains certain financial covenants that, among other things, limit our ability to incur indebtedness, make investments, create or permit liens, make capital expenditures, make guarantees, and pay cash dividends. The Company's Financial covenants do not include the operations of Wireless Alliance. The financial covenants require our cellular operations to comply with the following financial ratios:

	December 31, 2002		March 31, 2003		June30, 2003		September30, 2003		December 31, 2003		December 31, 2004		December 31, 2005 and after

Total leverage ratio	6.00	X	6.50	X	6.50	X	5.75	X	5.00	X	5.00	X	5.00	X

Senior leverage ratio	4.00	X	4.25	X	4.25	X	4.25	X	4.00	X	4.00	X	4.00	X

Annualized operating cash flow to pro forma debt service)	1.20	X	1.05	X	1.05	X	1.05	X	1.05	X	1.20	X	1.20	X

Annualized fixed charge coverage ratio	1.00	X	1.00	X	1.00	X	1.00	X	1.00	X	1.00	X	1.00	X

Annualized operating cash flow to interest expense	1.50	X	1.50	X	1.50	X	1.50	X	1.50	X	1.50	X	2.00	X

Our credit facility also requires the use of derivatives to manage interest rate risk (see Item 7A for further discussion). In January 2002 and March 2001, we obtained amendments and waivers of certain financial covenants in the credit facility. As of December 31, 2002, we were in compliance with all covenants and had $258.9 million in unused capacity under the revolver. Future availability under the revolver will be determined quarterly based on our leverage ratios as described by the credit facility agreement. Although the fourth quarter of 2003 presents a challenge because of the reduction in our total leverage ratio, based on our current operating budgets, we believe we will be in compliance with all credit facility covenants throughout 2003.

On January 16, 2002, we issued $300 million aggregate principal amount of 9 ¾% senior subordinated notes due 2010. The net proceeds from the offering of the notes were used to pay down borrowings under our credit facility.

For the year ended December 31, 2002, we paid interest on our senior subordinated notes and our credit facility of $26.6 million and $60.2 million, respectively, with cash from operations. In 2003, we expect to fund our cash interest payments on our senior subordinated notes and the credit facility with cash from operations.

The following table summarizes our anticipated cash requirements under our contractual obligations existing as of December 31, 2002, excluding interest payable under the credit facility, the 9 5/8% senior subordinated notes, and the 9 3/4% senior subordinated notes.

Total

2003

2004

2005

2006

2007

Thereafter

(in thousands)
Credit facility	$793,853	$35,959	$61,043	$71,958	$87,240	$91,605	$446,048

9 3/4% Senior subordinated notes (due 1/15/2010)	300,000	—	—	—	—	—	300,000
9 5/8% Senior subordinated notes (due 5/15/2008)	125,000	—	—	—	—	—	125,000

*Senior exchangeable preferred stock (due 5/15/2010) including anticipated dividends paid in kind.	254,776	—	—	—	—	—	254,776
*Senior exchangeable preferred stock cash dividends beginning August 15, 2003	202,860	14,492	28,980	28,980	28,980	28,980	72,448

**Junior exchangeable preferred stock (due 2/15/2011) including anticipated dividends paid in kind	255,863	—	—	—	—	—	255,863
** Junior exchangeable preferred stock cash dividends beginning May 15, 2005	188,040	—	—	23,505	31,340	31,340	101,855

Class M voting convertible preferred stock	288,155	—	—	—	—	—	288,155

***Swaption early termination	30,072	30,072	—	—	—	—	—

Tower option due in 2003	6,500	6,500	—	—	—	—	—
	2,445,119	87,023	90,023	124,443	147,560	151,925	1,844,145

Operating lease obligations	29,308	8,310	6,633	4,954	3,059	1,610	4,742

Total contractual cash obligations	$2,474,427	$95,333	$96,656	$129,397	$150,619	$153,535	$1,848,887

*Assumes that senior exchangeable preferred stock dividends are paid in kind through May 15, 2003 and cash thereafter.

**Assumes that junior exchangeable preferred stock dividends are paid in kind through February 15, 2005 and cash thereafter.

*** Assumes the counterparty exercises the optional early termination provision requiring RCC to pay the counterparty on May 15, 2003 the market valuation of the swaption, which was $30.1 million at December 31, 2002.

Net cash provided by operating activities was $138.3 million for the year ended December 31, 2002. Adjustments to the $395.9 million net loss to reconcile to net cash provided by operating activities included $82.5 million in depreciation and amortization, a $15.1 million change in financial instruments valuation, a cumulative change in accounting principle of $417.1 million, a $6.5 million increase in accounts payable, a $1.1 million increase in advance billings and customer deposits, an extraordinary item of $3.3 million for early extinguishment of debt and a $6.7 million increase in other accrued expenses.

Net cash used in investing activities for the year ended December 31, 2002 was $58.7 million. The principal use of cash was $59.8 million in purchases of property and equipment. These purchases reflect the continued expansion of our existing wireless coverage, leasing of handsets to certain customer groups, and upgrading of existing cell sites and switching equipment. We have substantial ongoing capital expenditure requirements. Anticipated capital expenditures in 2003 will include the enhancement and maintenance of our existing infrastructure and upgrades to next generation technologies.

Net cash used in financing activities was $27.8 million for the year ended December 31, 2002, consisting primarily of $362.6 million from the issuance of long-term debt, partially offset by $380.4 million in repayments of long-term debt. In addition, we incurred $10.3 million in debt issuance costs relating to our senior debt offering in January 2002 and amending the terms of our credit facility.

Other Matters

Inflation

The impact of inflation on our operations has not been significant.

Seasonality

We experience seasonal fluctuations in revenue and operating income. Our average monthly roaming revenue per cellular customer increases during the second and third calendar quarters. This increase reflects greater usage by our roaming customers who travel in our cellular service area for weekend and vacation recreation or work in seasonal industries. Because our cellular service area includes many seasonal recreational areas, we expect that roaming revenue will continue to fluctuate seasonally more than service revenue.

Certain unaudited quarterly results for 2002 and 2001 are set forth below (in thousands, except per share data):

	2002 Quarter Ended				2001Quarter Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
Revenue:
Service	$74,313	$79,273	$81,828	$79,598	$70,036	$80,151	$80,234	$75,567
Roaming	26,162	33,855	35,400	27,286	23,215	28,350	38,106	26,870
Equipment	3,279	4,564	7,098	5,501	5,133	4,545	4,842	4,107
Total Revenue	$103,754	$117,692	$124,326	$112,385	$98,384	$113,046	$123,182	$106,544

Operating income	$31,425	$38,178	$38,627	$26,782	$15,833	$23,534	$27,971	$13,462

Net income (loss) before extraordinary item and cumulative change in accounting principle	$2,612	$11,303	$10,236	$330	$(21,271)	$(7,075)	$(12,310)	$(8,556)
Net income (loss)	$(417,771)	$11,303	$10,236	$330	$(19,650)	$(7,075)	$(12,310)	$(8,556)
Net loss applicable to common shares	$(432,312)	$(3,629)	$(5,098)	$(15,419)	$(32,813)	$(20,505)	$(26,101)	$(22,717)
Net loss per share applicable to common shares before extraordinary item and cumulative change in accounting principle	$(1.00)	$(0.30)	$(0.43)	$(1.29)	$(2.91)	$(1.73)	$(2.20)	$(1.91)
Net loss per basic and diluted share	$(36.27)	$(0.30)	$(0.43)	$(1.29)	$(2.77)	$(1.73)	$(2.20)	$(1.91)

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

In the normal course of business, RCC is exposed to market risk from fluctuations in interest rates.  We address this risk through a risk management program that includes the use of derivative financial instruments.  The counterparties to these instruments are major financial institutions and we believe that credit loss in the event of nonperformance is remote.  We do not enter into any derivative transactions for speculative purposes.

Interest Rate Risk

We use senior subordinated notes and bank credit facilities to finance, in part, our acquisition activities, capital requirements, and operations. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose us to interest rate risk.

At December 31, 2002, amounts outstanding under our credit facility totaled $793.9 million. We are required by the terms of the credit facility to maintain interest rate swaps on at least 50% of the principal amount of the loans outstanding for an average period of three years from the date of the hedge agreements.  At December 31, 2002, RCC held interest rate swap and collar agreements with a notional amount of $409.0 million to convert variable rate debt to fixed rate debt.   Additionally, we entered into a combination option termed a “flooridor” with a total notional amount of $252.0 million to reduce our effective borrowing rate on our bank debt in a declining interest rate environment.

In January 2002, we issued $300.0 million of 9 3/4% Senior Subordinated Notes.  We entered into two reverse swaps with a total notional amount of $135.4 million at that time in order to lower the effective interest rate on the notes.  After giving effect to these financial instruments and the sale of the 9 3/4% notes, approximately 57% of RCC’s debt is fixed rate debt at December 31, 2002 as compared to approximately 61% at December 31, 2001.

RCC’s existing 9 5/8% senior subordinated notes mature in 2008 and are redeemable at our option for a premium after May 15, 2003. Under some conditions, it could become economically desirable to redeem the notes. In order to monetize the value of the option to redeem those notes, we entered into a “swaption” with respect to the notes. The counterparty purchased the swaption from us on March 1, 2001 for $8.7 million. Under the swaption, the counterparty has the right, but not the obligation, to receive a quarterly payment based on a rate of 9.625% per annum on the $131.0 million notional amount of the swaption in return for a quarterly payment based on LIBOR plus 1.50% per annum on that notional amount. This right was exercised on March 13, 2003.  The counterparty also has the right to exercise an optional early termination provision of the swaption on May 15, 2003. We anticipate that the counterparty will exercise the optional early termination provision, requiring RCC to pay the counterparty the negative fair market value of the swaption as of May 15, 2003.  As of December 31, 2002, the swaption was carried on our balance sheet at its fair market value as a $30.1 million liability within current liabilities. The swaption terminates on March 15, 2008.

A substancial portion of the derivatives hedging the credit facility ($325.0 million additional) will be maturing in the second quarter of 2003 and will need to be replaced to meet our credit agreements. In March 2003, we entered into an additional $200.0 million swap reducing the amount needed to replace expiring agreements to $125.0 million.

See Note 5 of Notes to Consolidated Financial Statements for additional information regarding financial instrument activity.

RCC’s derivative instruments and valuations are set forth in the table below.  The fair values are based on quoted market prices or, if quoted market prices are not available, estimates using present value and other valuation techniques.

		Carrying value		Estimated fair market value
(Dollars in thousands)	Notional amount	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001

Financial assets

Interest rate flooridors(i) :
Fleet Bank (terminates May 12, 2003)	$252,000	$631	$1,699	$631	$1,699
Total financial assets	$252,000	$631	$1,699	$631	$1,699
Financial liabilities

Credit facility	$—	$793,853	$1,111,510	$689,064	$987,145
9 5/8% senior subordinated notes	—	125,000	125,000	81,250	127,031
9 3/4% senior subordinated notes	—	300,000	—	195,000	—
11 3/8% senior exchangeable preferred stock	—	240,882	215,373	57,812	187,375
12 ¼% junior exchangeable preferred stock	—	195,035	172,901	42,908	145,237
Class M convertible preferred stock(ii)	—	110,000	110,000	110,000	110,000
Class T convertible preferred stock(ii)	—	7,541	7,541	7,541	7,541
	—	1,772,311	1,742,325	1,183,575	1,564,329

Derivative financial instruments
Interest rate swap agreements:
TD Securities (terminates May 16, 2005)	84,000	9,010	5,854	9,010	5,854
PNC Bank (terminates May 16, 2003)	42,000	975	2,703	975	2,703
Union Bank (unwound January 17, 2002)	—	—	5,387	—	5,387
Fleet Bank (unwound January 14, 2002)	—	—	2,791	—	2,791
Reverse swap agreements:
Fleet Bank (terminates January 15, 2010)	75,000	1,832	—	1,832	—
Dresdner Bank (terminates January 15, 2010)	60,390	1,316	—	1,316	—
Interest rate collar agreements:
PNC Bank (terminates May 25, 2003)	47,000	966	2,025	966	2,025
Fleet Bank (unwound January 14, 2002)	—	—	3,553	—	3,553
Union Bank (terminates June 5, 2003)	96,000	1,622	2,961	1,622	2,961
PNC Bank (terminates June 6, 2003)	94,000	1,827	3,301	1,827	3,301
Union Bank (terminates June 5, 2003)	46,000	936	1,746	936	1,746
Swaption(iii):
TD Securities (terminates March 15, 2008)	131,016	30,072	12,628	30,072	12,628

	675,406	48,556	42,949	48,556	42,949
Other long-term liabilities	—	323	6,842	323	6,842
Total financial liabilities	$675,406	$1,821,190	$1,792,116	$1,232,454	$1,614,120

(i)The financial instrument does not qualify for hedge accounting treatment under SFAS No. 133 and as such is recorded in the balance sheet at fair value with related changes in fair value included in the statement of operations.

(ii) The financial instrument is not actively traded and therefore, in this disclosure, its estimated fair market value is stated at its carrying valuation.

(iii) Rural Cellular Corporation has $125 million in subordinated debt that was issued in May 1998 and matures in May 2008. The $8.7 million value of an embedded call option within the subordinated debt was monetized in March 2001 resulting in a swaption. The swaption does not qualify for hedge accounting treatment under SFAS No. 133 and as such is recorded in the balance sheet at fair value with related changes in fair value included in the statement of operations.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements and Notes.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

This information required under this Item is included in the Proxy Statement under “Item No. 3 - Ratification of Appointment of Independent Auditors.”

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of Rural Cellular is set forth in the Proxy Statement under the heading “Item No. 1 - Election of Directors” and is incorporated herein by reference. Information regarding our executive officers is contained in Part I of this Form 10-K.

ITEM 11.

EXECUTIVE COMPENSATION

Information required by this item is set forth in the Proxy Statement under the headings “Item No. 1 - Election of Directors” and “Executive Compensation” and is incorporated herein by reference.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Information required by this item is set forth in the Proxy Statement under the heading “Common Stock Ownership” and “Item No. 2 – Amendment of Employee Stock Purchase Plan” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is set forth in the Proxy Statement under the heading “Certain Transactions” and is incorporated herein by reference.

ITEM 14.	CONTROLS AND PROCEDURES

(a)         Evaluation of disclosure controls and procedures.

Within 90 days prior to the date of this report (the “Evaluation Date”), the Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act. Based on that evaluation, these officers have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that the information the Company is required to disclose in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time period specified in the Commission’s rules and forms, and that the disclosure controls are effective in ensuring that the information required to be reported is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)         Changes in internal controls.

There were no significant changes in the Company’s internal controls or, to the Company’s knowledge, in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	(1) Consolidated Financial Statements

Independent Auditors’ Report and Report of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Shareholders’ (Deficit) Equity for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

(2) Consolidated Financial Statement Schedules

The following financial statement schedules are filed as part of this Form 10-K:

Independent Auditors’ Report and Report of Independent Public Accountants

Schedule II - Valuation and Qualifying Accounts

All schedules not included are omitted either because they are not applicable or because the information required therein is included in Notes to Consolidated Financial Statements.

(3) Exhibits

See Exhibit Index on page 81.

(b)	Reports on Form 8-K

A Report on Form 8-K dated December 18, 2002, reporting under Items 5 and 7, the delisting of RCC’s common stock from the Nasdaq National Market.

A Report on Form 8-K dated November 13, 2002, reporting under Items 7 and 9, RCC’s third quarter 2002 earnings.

A Report on Form 8-K dated October 9, 2002, reporting under Items 5 and 7  RCC’s receipt of a Nasdaq Staff Determination indicating RCC’s common stock may be subject to delisting from the Nasdaq National Market.

(c)	Exhibits

See Exhibit Index on page 81.

(d)	Financial Statement Schedules

See Item 15 (a) (2), above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Richard P. Ekstrand	President and	March 21, 2003
Richard P. Ekstrand	Chief Executive Officer
(Principal Executive Officer)
and Director

/s/ Wesley E. Schultz	Executive Vice President,	March 21, 2003
Wesley E. Schultz	Chief Financial Officer and Director

/s/ David J. Del Zoppo	Vice President, Finance and Accounting	March 21, 2003
David J. Del Zoppo	(Principal Accounting Officer)

/s/ Ann K. Newhall	Director	March 21, 2003
Ann K. Newhall
/s/ George W. Wikstrom	Director	March 21, 2003
George W. Wikstrom

/s/ Don C. Swenson	Director	March 21, 2003
Don C. Swenson

/s/ Marvin C. Nicolai	Director	March 21, 2003
Marvin C. Nicolai

/s/ George M. Revering	Director	March 21, 2003
George M. Revering

/s/ John Hunt	Director	March 21, 2003
John Hunt

/s/ Paul J. Finnegan	Director	March 21, 2003
Paul J. Finnegan

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Richard P. Ekstrand, certify that:

(1) I have reviewed this annual report on Form 10-K of Rural Cellular Corporation, Inc.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6) The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003	By: /s/ Richard P. Ekstrand
Richard P. Ekstrand

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Wesley E. Schultz, certify that:

(1) I have reviewed this annual report on Form 10-K of Rural Cellular Corporation, Inc.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6) The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003	By: /s/ Wesley E. Schultz
Wesley E. Schultz

INDEPENDENT AUDITORS’ REPORT

Shareholders and Board of Directors

Rural Cellular Corporation and Subsidiaries

Alexandria, Minnesota

We have audited the accompanying consolidated balance sheets of Rural Cellular Corporation and Subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements of the Company as of December 31, 2000 and for the year then ended were audited by other auditors who have ceased operations.  Those auditors expressed an unqualified opinion on those financial statements in their report dated February 1, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5, effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of SFAS No. 133).

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for goodwill and licenses in 2002.

As discussed above, the consolidated financial statements of the Company as of December 31, 2000 and for the year then ended were audited by other auditors who have ceased operations.  As described in Note 3, these financial statements have been revised to include the transitional disclosures required by SFAS No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002.  Our audit procedures with respect to the disclosures in Note 3 with respect to 2000 included (i) agreeing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense recognized in this period related to goodwill and licenses that are no longer being amortized as a result of initially applying SFAS No. 142 to the Company’s underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss and the related earnings-per-share amounts.  In our opinion, the disclosures for 2000 in Note 3 are appropriate.  However, we were not engaged to audit, review, or apply any procedures to the 2000 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2000 consolidated financial statements taken as a whole.

Deloitte & Touche LLP

Minneapolis, Minnesota
February 7, 2003

THIS IS A COPY OF A PREVIOUSLY ISSUED REPORT

In accordance with the Securities and Exchange Commission’s amendment of Rule 2-02 of Regulation S-X, the following report is a copy of a report previously issued by Arthur Andersen LLP, our former independent public accountants, who have ceased operations.

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

Arthur Andersen LLP

Minneapolis, Minnesota,
February 1, 2002

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS

	As of December 31,
	2002	2001
CURRENT ASSETS:
Cash and cash equivalents	$53,788	$1,995
Accounts receivable, less allowance for doubtful accounts of $3,096 and $4,016	46,442	45,279
Inventories	6,624	6,617
Other current assets	3,217	2,408
Total current assets	110,071	56,299
PROPERTY AND EQUIPMENT, less accumulated depreciation of $172,629 and $137,776	240,536	244,980
LICENSES AND OTHER ASSETS:
Licenses, less accumulated amortization of $50,409 and $50,409	618,576	1,030,624
Goodwill, less accumulated amortization of $32,336 and $32,493	369,829	361,184
Customer lists, less accumulated amortization of $66,282 and $45,730	92,748	113,299
Deferred debt issuance costs, less accumulated amortization of $11,427 and $8,306	25,176	22,549
Other assets, less accumulated amortization of $1,432 and $1,230	6,042	7,844
Total licenses and other assets	1,112,371	1,535,500
	$1,462,978	$1,836,779

The accompanying notes are an integral part of these consolidated financial statements.

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	As of December 31,
	2002	2001
CURRENT LIABILITIES:
Accounts payable	$41,633	$35,167
Current portion of long-term debt	79,047	189
Advance billings and customer deposits	10,447	9,315
Accrued interest	18,476	13,033
Dividends payable	6,412	5,710
Other accrued expenses	9,552	11,158
Total current liabilities	165,567	74,572
LONG-TERM LIABILITIES	1,211,026	1,286,301
Total liabilities	1,376,593	1,360,873

COMMITMENTS AND CONTINGENCIES (Note 9)

REDEEMABLE PREFERRED STOCK	569,500	509,736
SHAREHOLDERS’ DEFICIT:
Class A common stock; $.01 par value; 200,000 shares authorized, 11,229 and 11,176 issued	112	112
Class B common stock; $.01 par value; 10,000 shares authorized, 693 and 728 issued	7	7
Additional paid-in capital	192,294	191,964
Accumulated deficit	(669,508)	(213,050)
Accumulated other comprehensive loss	(6,020)	(12,863)
Total shareholders’ deficit	(483,115)	(33,830)
	$1,462,978	$1,836,779

The accompanying notes are an integral part of these consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the years ended December 31,
	2002	2001	2000
REVENUE:
Service	$315,012	$305,988	$238,556
Roaming	122,703	116,541	98,693
Equipment	20,442	18,627	18,848
Total revenue	458,157	441,156	356,097
OPERATING EXPENSES:
Network costs, excluding depreciation and amortization	97,200	101,509	85,988
Cost of equipment sales	29,184	28,415	34,711
Selling, general and administrative	114,264	117,855	95,034
Depreciation and amortization	82,497	112,577	91,078
Total operating expenses	323,145	360,356	306,811
OPERATING INCOME	135,012	80,800	49,286
OTHER INCOME (EXPENSE):
Interest expense	(111,159)	(130,432)	(89,839)
Interest and dividend income	562	1,172	2,249
Other	66	(752)	(24)
Other expense, net	(110,531)	(130,012)	(87,614)
INCOME (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY ITEM AND CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE	24,481	(49,212)	(38,328)
INCOME TAX PROVISION	—	—	—
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE	24,481	(49,212)	(38,328)
EXTRAORDINARY ITEM - EARLY EXTINGUISHMENT OF DEBT	(3,319)	—	(925)
INCOME (LOSS) BEFORE CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE	21,162	(49,212)	(39,253)
CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE	(417,064)	1,621	—
NET LOSS	(395,902)	(47,591)	(39,253)
PREFERRED STOCK DIVIDEND	(60,556)	(54,545)	(44,081)
NET LOSS APPLICABLE TO COMMON SHARES	$(456,458)	$(102,136)	$(83,334)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	11,920	11,865	11,510

NET LOSS APPLICABLE TO COMMON SHARES BEFORE EXTRAORDINARY ITEM AND CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE	$(3.02)	$(8.74)	$(7.16)
EXTRAORDINARY ITEM	(0.28)	—	(0.08)
CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE	(34.99)	0.13	—
NET LOSS PER BASIC AND DILUTED SHARE	$(38.29)	$(8.61)	$(7.24)

The accompanying notes are an integral part of these consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(In thousands)

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders’ (Deficit) equity	Comprehensive Loss
BALANCE, December 31, 1999	8,090	$81	1,032	$10	$36,916	$(27,580)	—	$9,427	$—
Conversion of common stock to Class T preferred stock	(43)	—	(105)	(1)	(7,539)	—	—	(7,540)	—
Issuance of common stock, net	2,749	27	—	—	160,409	—	—	160,436	—
Conversion of Class B common stock to Class A common stock	145	1	(145)	(1)	—	—	—	—	—
Stock issued through employee stock purchase plan	38	—	—	—	375	—	—	375	—
Stock options exercised	55	1	—	—	590	—	—	591	—
COMPONENTS OF COMPREHENSIVE LOSS
Net loss applicable to common shares and total comprehensive loss	—	—	—	—	—	(83,334)	—	(83,334)	(83,334)
BALANCE, December 31, 2000	11,034	110	782	8	190,751	(110,914)	—	79,955	—
Conversion of Class B common stock to Class A common stock	54	1	(54)	(1)	—	—	—	—	—
Stock issued through employee stock purchase plan	25	—	—	—	620	—	—	620	—
Stock options exercised	63	1	—	—	593	—	—	594	—
COMPONENTS OF COMPREHENSIVE LOSS
Net loss applicableto common shares	—	—	—	—	—	(102,136)	—	(102,136)	(102,136)
Cumulative effect of SFAS No. 133 at January 1, 2001			—	—	—	—	(5,526)	(5,526)	(5,526)
Current year effect of SFAS No. 133	—	—			—	—	(7,337)	(7,337)	(7,337)
Total comprehensive loss	—	—	—	—	—	—	—	—	(114,999)
BALANCE, December 31, 2001	11,176	112	728	7	191,964	(213,050)	(12,863)	(33,830)
Conversion of Class B common stock to Class A common stock	35	0	(35)	0			—		—
Stock issued through employee stock purchase plan	17	0	—	0	317	—	—	317	—
Stock options exercised	1	0	—	0	13	—	—	13	—
COMPONENTS OF COMPREHENSIVE LOSS
Net loss applicable to common shares	—	—	—	—	—	(456,458)	—	(456,458)	(456,458)
Current year effect of SFAS No. 133	—	—	—	—	—	—	6,843	6,843	6,843
Total comprehensive loss	—	—	—	—	—	—	—		$(449,615)
BALANCE, December 31, 2002	11,229	$112	693	$7	$192,294	$(669,508)	$(6,020)	$(483,115)

The accompanying notes are an integral part of these consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended December 31,
	2002	2001	2000
OPERATING ACTIVITIES:
Net loss	$(395,902)	$(47,591)	$(39,253)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	82,497	112,577	91,078
Extraordinary item – early extinguishment of debt	3,319	—	925
Adjustments of interest rate derivatives to fair market value	15,104	16,425	—
Cumulative change in accounting principle	417,064	(1,621)	—
Other	3,209	1,964	1,421
Change in other operating elements:
Accounts receivable	(475)	849	(14,071)
Inventories	(7)	292	145
Other current assets	(809)	605	192
Accounts payable	6,466	(7,786)	25,297
Advance billings and customer deposits	1,112	1,199	1,721
Other accrued liabilities	6,744	(1,410)	14,717
Net cash provided by operating activities	138,322	75,503	82,172
INVESTING ACTIVITIES:
Purchases of property and equipment	(59,835)	(45,979)	(54,832)
Proceeds from sale of property and equipment	462	—	—
Purchases of wireless properties, net of cash acquired	—	(178,566)	(1,232,692)
Proceeds from sale of other long-lived assets	650	48,929	—
Pending acquisition costs	—	—	(10,000)
Other	37	1,080	(1,763)
Net cash used in investing activities	(58,686)	(174,536)	(1,299,287)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	331	1,214	966
Proceeds from offering of common stock, net	—	—	160,436
Proceeds from issuance of preferred securities, net	—	—	263,394
Proceeds from issuance of long-term debt	362,550	349,344	1,104,948
Repayments of long-term debt	(380,402)	(256,089)	(299,350)
Proceeds from swaption	—	8,720	—
Proceeds from interest rate swap transactions	—	—	6,550
Payments of debt issuance costs	(10,322)	(4,366)	(18,909)
Net cash (used in) provided by financing activities	(27,843)	98,823	1,218,035
NET INCREASE (DECREASE) IN CASH	51,793	(210)	920
CASH AND CASH EQUIVALENTS, at beginning of year	1,995	2,205	1,285
CASH AND CASH EQUIVALENTS, at end of year	$53,788	$1,995	$2,205

The accompanying notes are an integral part of these consolidated financial statements.

RURAL CELLULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001, and 2000

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

At December 31, 2002, the Company had negative working capital of $(55.5) million and a shareholders’ deficit of $(483.1) million.

Beginning in 2003 the Company’s cash requirements will increase each year, due in part to scheduled principal payments under its credit facility and payment of cash dividends on its preferred stock.  The Company currently pays dividends on its senior and junior exchangeable preferred stock by issuing additional shares of exchangeable preferred stock.  Beginning August 15, 2003, for the Company’s senior exchangeable preferred stock, and beginning May 15, 2005, for its junior exchangeable preferred stock, dividends are to be paid in cash.  In addition, the Company may need substantial cash resources to upgrade its networks to 2.5G and 3.0G technologies starting in 2003.

2.  Strategic History:

RCC was founded in 1991 through the combination of five partnerships holding different cellular licenses in Minnesota. Since then, it has completed the following acquisitions (the “Acquisitions”):

•              In May 1997, the Company acquired wireless operations and licenses covering portions of Maine for approximately $85.7 million.

•              In July 1998, the Company acquired wireless operations and licenses covering all of Vermont and portions of Massachusetts, New Hampshire, and New York for approximately $262.5 million.

•              In August 1998, the Company acquired wireless operations and a license in western Maine for approximately $7.5 million.

•              In February 1999, the Company acquired wireless operations and a license in South Dakota for approximately $11.9 million.

•              In April 2000, the Company acquired wireless operations and licenses covering portions of Alabama, Kansas, Mississippi, Oregon, and Washington for approximately $1.265 billion.

•              In January 2001, the Company acquired wireless operations and licenses in the Portsmouth, New Hampshire service area for approximately $194.3 million. In the acquisition, the Company also acquired an ILEC business of the seller. The Company sold the ILEC business in October 2001 for approximately $35.5 million.

Accounting Treatment

The purchase prices for the Acquisitions were allocated to the net assets based on their estimated fair values and the excess was allocated to licenses and goodwill. The Acquisitions were accounted for under the purchase method of accounting; accordingly, operating results for each acquired business have been included from the date of acquisition.

3.              Summary of Significant Accounting Policies:

Revenue Recognition

The Company’s revenue primarily consists of service, roaming and equipment revenue, each of which is described below:

•                    Service revenue includes monthly access charges, charges for airtime used in excess of the time included in the service package purchased, activation fees, long distance charges derived from calls placed by customers as well as cellular and paging equipment lease revenue. Also included are activation fees and charges for such features as voicemail, call waiting, and call forwarding. Service revenue also includes incollect revenue, which consists of charges to its customers when they use their wireless phones in other wireless markets.  The Company does not charge installation or connection fees.

•                    Roaming revenue includes outcollect revenue. Roaming revenue and incollect cost information is provided to RCC primarily through a third party centralized clearinghouse. From the clearinghouse the Company receives settlement data each month. Management bases its accrual of roaming revenue and incollect expense on these clearinghouse reports. RCC follows this method since reasonably dependable estimates of roaming revenue and incollect cost can be made.

•                    Equipment revenue includes sales of cellular and paging equipment, accessory sales to customers, and network equipment reselling.

Recently Issued Accounting Pronouncements

In March 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity,” which is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 149 establishes standards for the Company’s classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The Company believes that adoption of SFAS No. 149 will result in its redeemable preferred stock being presented in long-term liabilities on the balance sheet and dividends on the preferred stock being classified as interest expense instead of as dividends.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for employee stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in annual and interim financial statements about the method of accounting used by the issuer for stock-based compensation and its effect on the issuer’s reported results. The disclosure provisions of SFAS No. 148 are included in Note 7 of these Notes to Consolidated Financial Statements. The Company applies the principles of APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses how revenue arrangements with multiple deliverables should be divided into separate units of accounting and how the arrangement consideration should be allocated to the identified separate accounting units.  EITF No. 00-21 is effective for fiscal periods beginning after June 15, 2003.  The Company has not yet determined the impact adopting EITF No. 00-21 will have on its results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain issued and outstanding guarantees. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for interim or annual periods ending after December 15, 2002.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supersedes previous accounting guidance, principally EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The Company will adopt SFAS No. 146 prospectively for exit or disposal activities initiated after December 31, 2002.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires that gains and losses from the extinguishments of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 (“Opinion No. 30”). SFAS No. 145 is effective for RCC for periods beginning January 1, 2003. Upon the adoption of SFAS No. 145, RCC will reclassify prior period statements of operations to conform to the presentation required by SFAS No. 145. Under SFAS No. 145, the Company will report gains and losses on extinguishments of debt in interest expense.

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

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 provides accounting and reporting standards for costs associated with the retirement of long-lived assets. It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company has determined this new accounting standard will not affect its results of operations, financial position and cash flows. The Company was required to implement this standard effective January 1, 2003.

In accordance with guidance set forth in SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company evaluates its goodwill and indefinite lived intangible assets for impairment at least annually and more frequently when indicators of impairment exist. Effective with the adoption of SFAS No. 142, RCC is no longer amortizing goodwill or indefinite lived assets.  Additionally, the Company has reassessed the useful lives of previously recognized intangible assets (primarily customer lists and FCC licensing costs). The Company reassessed the useful life of its customer lists and determined its current policy continues to be appropriate.  A significant portion of the Company’s intangible assets consists of licenses that provide its wireless operations with the exclusive right to utilize certain radio frequency spectrum to provide cellular communication services. While licenses are issued for only a fixed time, generally ten years, such licenses are subject to renewal by the FCC. Renewals of licenses have occurred routinely and at nominal cost. Moreover, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of the Company’s wireless licenses. As a result, licenses will be treated as an indefinite-lived intangible asset under the provisions of SFAS No. 142 and will not be amortized but rather will be tested for impairment. The Company will reevaluate the useful life determination for licenses each quarter to determine whether events and circumstances continue to support an indefinite useful life.

Upon adoption of SFAS No. 142, the Company completed an impairment test for both its goodwill and licensing costs and determined that there were impairments of $5.0 million and $412.0 million, respectively.  RCC used a fair value approach, using primarily discounted cash flows, to complete the transitional impairment tests.  In accordance with SFAS No. 142, the impairment charges are recorded in RCC’s consolidated financial statements for the first quarter of 2002.

On a prospective basis, RCC is required to test both goodwill and other indefinite-lived intangible assets, including licenses, for impairment on an annual basis (October 1) using a fair value approach. Additionally, goodwill must be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the entity below its carrying value. These events or circumstances would include a significant change in the business climate, including a significant sustained decline in an entity’s market value, regulatory requirements, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors.  Other indefinite-lived intangible assets must be tested between annual tests if events or changes in circumstances indicate that the asset might be impaired. RCC performed its annual impairment test for both goodwill and licensing costs during the fourth quarter of 2002, using methodologies consistent with those applied for its transitional impairment tests performed as of January 1, 2002. No further impairment was recognized as a result of this testing.

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

Net Loss Per Common Share

Basic EPS is computed by dividing net loss by the weighted average number of shares outstanding during the year. Diluted EPS is computed by including dilutive common stock equivalents with the basic weighted average shares outstanding.   Potential common shares of 1,908,084, 1,588,734, and 1,266,422 related to the Company’s outstanding stock options were excluded from the computation of diluted loss per share for the years ended December 31, 2002, 2001 and 2000, respectively, as inclusion of these shares would have been antidilutive.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories consist of cellular telephone equipment, pagers, and accessories and are stated at the lower of cost, determined using the average cost method, or market.

Property and Equipment

Property and equipment are recorded at cost.  Additions, improvements, or major renewals are capitalized, while expenditures that do not enhance or extend the asset’s useful life are charged to operating expenses as incurred. Depreciation is computed using the straight-line method based on the estimated useful life of the asset.

The components of property and equipment and the useful lives of the Company’s assets are as follows as of December 31:

(in thousands)	2002	2001	Useful Lives
Land	$7,204	$7,021	N/A
Building and towers	93,335	89,113	15-39 Years
Equipment	255,370	225,098	2-10 Years
Phone service equipment	24,082	31,998	19 Months
Furniture and fixtures	22,305	22,401	3-10 Years
Assets under construction	10,869	7,125	N/A
	413,165	382,756

Less—accumulated depreciation	(172,629)	(137,776)

Property and equipment – net	$240,536	$244,980

The Company’s network construction expenditures are recorded as assets under construction until the system or assets are placed in service, at which time the assets are transferred to the appropriate property and equipment category.  During the years ended December 31, 2002 and 2001, as a component of assets under construction, the Company capitalized $1.1 million and $1.7 million, respectively, in salaries of the Company’s engineering employees.  The Company did not capitalize interest cost in 2002 or 2001.

At December 31, 2002, accumulated depreciation on phone service equipment was approximately $15.3 million as compared to $18.6 million at December 31, 2001. Phone service equipment depreciation expense for the year ended December 31, 2002 was $15.8 million as compared to $8.5 million in 2001. The gross carrying value of phone service equipment disposals in 2002 was $21.2 million as compared to $5.9 million in 2001.

Total depreciation expense for the year ended December 31, 2002 was $61.5 million, $49.3 million in 2001, and $43.8 million in 2000.

Licenses and Other Intangible Assets

Licenses consist of the cost of acquiring paging licenses, the value assigned to the Wireless Alliance personal communications services (“PCS”) licenses, other PCS licenses, local multipoint distribution service (“LMDS”) licenses, and the value assigned to cellular licenses acquired through acquisitions. Other intangibles, resulting primarily from acquisitions, include the value assigned to customer lists and goodwill. Amortization is computed using the straight-line method based on the estimated useful life of the asset (see discussion of “Recently Issued Accounting Pronouncements”).

The components of licenses and other intangible assets are as follows as of December 31:

	2002			2001
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Licenses	$668,985	$(50,409)	$618,576	$1,081,033	$(50,409)	$1,030,624

Other intangible assets:
Goodwill	402,165	(32,336)	369,829	393,677	(32,493)	361,184
Customer lists	159,030	(66,282)	92,748	159,029	(45,730)	113,299
Total	$1,230,180	$(149,027)	$1,081,153	$1,633,739	$(128,632)	$1,505,107

The effect of the adoption of SFAS No. 142 on the reported net loss and basic and diluted loss per share for all periods presented in the accompanying statements of operations is as follows:

	(Before extraordinary item and cumulative change in accounting principle and including the effect of preferred stock dividends)			(As reported)
	For years ended December 31,
(in thousands, except per share amounts)	2002	2001	2000	2002	2001	2000
Net loss applicable to common shares	$(36,075)	$(103,757)	$(82,409)	$(456,458)	$(102,136)	$(83,334)
Add back: goodwill amortization	—	16,690	12,531	—	16,690	12,531
Add back: license amortization	—	26,512	19,499	—	26,512	19,499
Adjusted net loss applicable to common shares	$(36,075)	$(60,555)	$(50,379)	$(456,458)	$(58,934)	$(51,304)

Weighted average common shares outstanding, basic and diluted	11,920	11,865	11,510	11,920	11,865	11,510
Basic and diluted loss per share:
Net loss per basic and diluted share	$(3.02)	$(8.74)	$(7.16)	$(38.29)	$(8.61)	$(7.24)
Add back: goodwill amortization	—	1.41	1.09	—	1.41	1.09
Add back: license amortization	—	2.23	1.69	—	2.23	1.69
Adjusted loss per share (basic and diluted)	$(3.02)	$(5.10)	$(4.38)	$(38.29)	$(4.97)	$(4.46)

Licenses, Goodwill and Customer list amortization expense was approximately $20.6 million, $62.8 million and $46.8 million for the years ended December 31, 2002, December 31, 2001 and December 31, 2000, respectively.  It is estimated to be approximately $20.6 million in each of 2003 through 2006, and $10.4 million in 2007.

The changes in carrying amount of goodwill and licenses for the year ended December 31, 2002 are as follows (in thousands):

	Goodwill	Licenses	Total
Balance as of December 31, 2001	$361,184	$1,030,624	$1,391,808
Goodwill reclassification	13,661	—	13,661
Impairment charges under SFAS No. 142	(5,016)	(412,048)	(417,064)

Balance as of December 31, 2002	$369,829	$618,576	$988,405

Deferred Debt Issuance Costs

Deferred debt issuance costs relate to the credit facility and the senior subordinated notes (see Note 4). These costs are being amortized over the respective instruments’ terms.

Other Assets

Other assets primarily consist of costs related to Wireless Alliance spectrum relocation costs, restricted investments and investments in unconsolidated affiliates. Restricted investments represent the Company’s investments in the stock of CoBank and are stated at cost, which approximates fair value.  The restricted investments were purchased pursuant to the terms of a loan agreement and are restricted as to withdrawal. Investments in unconsolidated affiliates are accounted for using the equity method and represent the Company’s ownership interests in Cellular 2000, Inc.  Cellular 2000, Inc. is an entity organized to own the Cellular 2000 trade name and the related trademark.  Other assets also include the fair market value of an interest rate instrument (“Flooridor”), which was entered into during 2000 and terminates in 2003 (see Note 5).

Business and Credit Concentrations

RCC operates in one business segment, the operation of wireless communication systems in the United States. During 2002, no single customer accounted for more than 10% of our total revenue or accounts receivable other than AT&T Wireless, which accounted for 10.2% of our total revenue. During 2001 and 2000, no single customer accounted for more than 10% of our total revenue.

Long-lived Assets

Effective January 1, 2002, the Company adopted SFAS No. 144 for assessing the impairment of amortizable intangible assets and other long-lived assets. Under SFAS No. 144, if the sum of the expected future cash flows (undiscounted and without interest charges) were less than the carrying amount of the amortizable intangible assets and/or other long-lived assets, the Company would recognize an impairment loss. The Company would measure any impairment based on a projected cash flow method using a discounted rate determined by management to be commensurate with the risk inherent in its current business model.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods.  Ultimate results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior year’s consolidated financial statements in order to conform to the 2002 presentations.  Such reclassifications had no effect on total shareholders’ deficit, net loss applicable to common shares or loss per share as previously reported.

Comprehensive Loss

The Company follows the provisions of SFAS No. 130, “Reporting Comprehensive Income,” which established standards for reporting and display of comprehensive income and its components.  Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources.  For the Company, comprehensive loss represents net losses and the deferred gains on derivative instruments.  In accordance with SFAS No. 130, the Company has chosen to disclose comprehensive loss in the accompanying consolidated statement of shareholders’ (deficit) equity.

4.  Long-term Liabilities:

The Company had the following long-term liabilities outstanding as of December 31 (in thousands):

	2002	2001

Credit facility
(net of current portion of $35,959):
Revolver	$16,142	$159,800
Term Loan A (terminates 04/03/2008)	316,540	426,508
Term Loan B (terminates, 04/03/2008)	185,223	225,101
Term Loan C (terminates, 04/03/2009)	185,223	225,101
Term Loan D (terminates, 10/03/2009)	54,766	75,000
	757,894	1,111,510

9 3/4% Senior Subordinated Notes	300,000	—
9 5/8% Senior Subordinated Notes	125,000	125,000
Derivative financial instruments	12,158	42,949
Deferred tax liability	15,651	—
Other	323	6,842
Long-term liabilities	$1,211,026	$1,286,301

Credit facility –Advances under the credit facility bear interest at the London Interbank Offering Rate (“LIBOR”) plus an applicable margin based on the Company’s ratio of indebtedness to annualized operating cash flow as of the end of the most recently completed fiscal quarter.  As of December 31, 2002, the effective rate of interest on the credit facility, excluding the impact of hedge agreements, was 4.53%.  A commitment fee not to exceed 0.50% on the unused portion of the credit facility is payable quarterly. Borrowings under the credit facility are secured by a pledge of all the assets of the Company, excluding its ownership in the stock of Cellular 2000, Inc. and its 70% ownership in Wireless Alliance, LLC. At December 31, 2002, the Company had $258.9 million available under its credit facility. Future availability under the revolver will be determined quarterly based on our leverage ratios as described by the credit facility agreement.

The credit facility is subject to various covenants, including the ratio of senior indebtedness to annualized operating cash flow, the ratio of total indebtedness to annualized operating cash flow, and the ratio of annualized operating cash flow to interest expense. Mandatory commitment reductions are required upon any material sale of assets.  In January 2002 and March 2001, the Company obtained amendments and waivers of certain of the financial covenants in the credit facility. As of December 31, 2002, the Company was in compliance with all covenants.

Deferred gain on hedge and swap agreements – In May 2000, the Company settled swaps it had entered into in August 1998 with a total notional amount of $165 million, resulting in a gain of approximately $3.1 million.  In July 2000, the Company settled swaps it had entered into in February 1999 with a total notional amount of $250 million, resulting in a gain of approximately $4.3 million.  In accordance with SFAS No. 133, effective January 1, 2001, gains not accreted from these transactions were reclassified into other comprehensive loss within the equity section of the balance sheet.  These gains are being accreted into income over the original terms of the settled swaps.

9 5/8 % Senior Subordinated Notes - In 1998, the Company issued $125 million principal amount of 9 5/8% Senior Subordinated Notes due 2008. Interest on the Senior Subordinated Notes is payable semi-annually on May 15 and November 15. The Senior Subordinated Notes will mature on May 15, 2008, and are redeemable, in whole or in part, at the option of the Company, at any time on or after May 15, 2003.

9 3/4 % Senior Subordinated Notes - In 2002, the Company issued $300 million principal amount of 9 3/4 % senior subordinated notes due 2010. Interest on the 9 ¾% senior subordinated notes is payable semi-annually on January 15 and July 15. The 9 ¾% senior subordinated notes will mature on January 15, 2010, and are redeemable, in whole or in part, at the option of the Company, at any time on or after January 16, 2006.

Current portion of long-term debt

As of December 31, 2002, the Company’s current portion of long-term debt included the following:

(in thousands)	Amount
Credit facility	$35,959

Financial Instruments
Swaption(1)	30,072
Other financial instruments	6,326

Purchase option agreement(2)	6,500
Other	190
Total	$79,047

(1) The Company anticipates that the counterparty will exercise the optional early termination provision of the Swaption requiring RCC to pay the counterparty the negative fair market value of the swaption on May 15, 2003.

(2) In conjunction with an acquisition, the Company became party to a purchase option agreement whereby it may acquire certain cell sites in the future for $6.5 million.  The option expired February 28, 2003 at which time the Company exercised the option.  At December 31, 2002, the option was included in current liabilities.  The Company assumed an agreement to utilize the assets covered by the option for the period prior to exercising the option.  The ongoing payments pursuant to this agreement have been reflected as interest expense in the accompanying consolidated statements of operations.

Maturities of the credit facility, 9 5/8% Senior Subordinated Notes, 9 3/4% Senior Subordinated Notes and early termination of the Swaption are as follows;

		9 5/8%	9 3/4%
(in thousands) Year	Credit Facility	Senior Subordinated Notes	Senior Subordinated Notes	Termination of Swaption(1)	Total
2003	$35,959	$—	$—	$30,072	$66,031
2004	61,043	—	—	—	61,043
2005	71,958	—	—	—	71,958
2006	87,240	—	—	—	87,240
2007	91,605	—	—	—	91,605
Thereafter	446,048	125,000	300,000	—	871,048
Total	$793,853	$125,000	$300,000	$30,072	$1,248,925

(1)          The Company anticipates that the counterparty will exercise the optional early termination provision of the Swaption, requiring RCC to pay the counterparty the negative fair market of the swaption on May 15, 2003.

5.     Financial Instruments:

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (as amended by SFAS No. 137 and No. 138), requires that an entity determine the fair value of all derivatives and recognize them as either assets or liabilities on the balance sheet.  The changes in fair value of the derivative are booked based on the intended use of the derivative, the ability to meet hedge designation criteria and the degree of effectiveness measured at each period end.

The Company uses derivative financial instruments to reduce its exposure to adverse fluctuations in interest rates, to meet bank covenants, and to reduce borrowing rates.  RCC is not a party to leveraged derivatives and does not hold or issue financial instruments for speculative purposes.

Interest Rate Management

The Company is required under the terms of its credit facility ($793.9 million) to mitigate the risk of rising interest rates on at least 50% of the principal amount of the loans outstanding for an average period of three years from the date of the hedge agreements.  At year end, RCC held interest rate swap and collar agreements, with a notional amount of $409.0 million, to reduce the risk of rising interest rates on variable rate debt.  The swaps and collars are designated and documented as cash flow hedges and are tested for effectiveness quarterly.  These derivatives are recorded on the balance sheet at fair value and the effective gains (losses) are accumulated in other comprehensive income (“OCI”).  Values in OCI are reclassified to interest expense when the hedged variable rate interest payment is recognized in earnings.  Overperformance of the swap identified during effectiveness testing is recognized immediately in interest expense, along with the collar’s time value, which is excluded from testing.

The Company entered into its reverse swaps ($135.0 million notional) and purchased a flooridor ($252.0 million notional) to reduce the effective borrowing rates associated with the credit facility and the fixed rate 9 3/4% Senior Subordinated Notes in a declining interest rate environment.    These instruments, in addition to the swaption, do not qualify for SFAS No. 133 cash flow or fair value hedge accounting treatment, and as such, the entire change in fair value of these instruments is reflected in interest expense each period.

RCC’s derivative instruments and valuations are set forth in the table below.  The fair values are based on quoted market prices or, if quoted market prices are not available, estimates using present value and other valuation techniques except for Class M and Class T convertible preferred stock.

RCC’s derivative instruments and valuations are set forth in the table below.

		Carrying value		Estimated fair market value
(Dollars in thousands)	Notional amount	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001

Financial assets
Interest rate flooridors (i) :
Fleet Bank (terminates May 12, 2003)	$252,000	$631	$1,699	$631	$1,699
Total financial assets	$252,000	$631	$1,699	$631	$1,699

Financial liabilities
Credit facility	—	793,853	$1,111,510	$689,064	$987,145
9 5/8% senior subordinated notes	—	125,000	125,000	81,250	127,031
9 3/4% senior subordinated notes	—	300,000	—	195,000	—
11 3/8% senior exchangeable preferred stock	—	240,882	215,373	57,812	187,375
12 ¼% junior exchangeable preferred stock	—	195,035	172,901	42,908	145,237
Class M convertible preferred stock(ii)	—	110,000	110,000	110,000	110,000
Class T convertible preferred stock(ii)	—	7,541	7,541	7,541	7,541
	—	1,772,311	1,742,325	1,183,575	1,564,329
Derivative financial instruments
Interest rate swap agreements:
TD Securities (terminates May 16, 2005)	84,000	9,010	5,854	9,010	5,854
PNC Bank (terminates May 16, 2003)	42,000	975	2,703	975	2,703
Union Bank (unwound January 17, 2002)	—	—	5,387	—	5,387
Fleet Bank (unwound January 14, 2002)	—	—	2,791	—	2,791
Reverse swap agreements:
Fleet Bank (terminates January 15, 2010)	75,000	1,832	—	1,832	—
Dresdner Bank (terminates January 15, 2010)	60,390	1,316	—	1,316	—
Interest rate collar agreements:
PNC Bank (terminates May 25, 2003)	47,000	966	2,025	966	2,025
Fleet Bank (unwound January 14, 2002)	—	—	3,553	—	3,553
Union Bank (terminates June 5, 2003)	96,000	1,622	2,961	1,622	2,961
PNC Bank (terminates June 6, 2003)	94,000	1,827	3,301	1,827	3,301
Union Bank (terminates June 5, 2003)	46,000	936	1,746	936	1,746
Swaption(iii):
TD Securities (terminates March 15, 2008)	131,016	30,072	12,628	30,072	12,628

	675,406	48,556	42,949	48,556	42,949
Other long-term liabilities	—	323	6,842	323	6,842
Total financial liabilities	$675,406	$1,821,190	$1,792,116	$1,232,454	$1,614,120

(i)The financial instrument does not qualify for hedge accounting treatment under SFAS No. 133 and as such is recorded in the balance sheet at fair value with related changes in fair value included in the statement of operations.

(ii) The financial instrument is not actively traded and therefore the estimated fair market value is stated at the carrying valuation.

(iii) Rural Cellular Corporation has $125 million in subordinated debt that was issued in May 1998 and matures in May 2008. The $8.7 million value of an embedded call option within the subordinated debt was monetized in March 2001 resulting in a swaption. The swaption does not qualify for hedge accounting treatment under SFAS No. 133 and as such is recorded in the balance sheet at fair value with related changes in fair value included in the statement of operations.

Because LIBOR rates have declined subsequent to the inception of the Company’s swaps and collars, their respective market valuations have decreased. Therefore, as required by SFAS No. 133, this decline in market valuation is reflected in the financial statements by an increase in the derivative financial instrument liabilities together with adjustments to interest expense and accumulated other comprehensive loss.

The following table sets forth these adjustments for 2002:

(In thousands)	Prior to SFAS No. 133 Adjustment	SFAS No. 133 Adjustment	As Reported
Statement of Operations Data:
Interest expense	$96,055	$15,104	$111,159

	As Reported at December 31, 2001	SFAS No. 133 Adjustment for year ended December 31, 2002	As Reported at December 31, 2002
Balance Sheet Data:
ASSETS:
Derivative financial instruments included in other assets	$1,699	$(1,068)	$631
LIABILITIES:
Derivative financial instruments included in current portion of long term debt and long-term liabilities	$42,949	$5,607	$48,556
SHAREHOLDERS’ DEFICIT:
Accumulated other comprehensive loss	$(12,863)	$6,843	$(6,020)

6. Redeemable Preferred Stock:

The Company has issued the following preferred stock with liquidation preferences of $1,000 per share:

	Redemption Date	Dividend rate per annum	Conversion price to common stock	Other features, rights, preferences and powers	Number of shares originally issued	Shares distributed as dividends through Dec. 31, 2002	Accrued dividends at Dec. 31, 2002 (In thousands)
Senior
Exchangeable Preferred Stock	05/15/2010	11.375%	—	Non-Voting	150,000	90,882	$3,426
Junior
Exchangeable Preferred Stock	02/15/2011	12.250%	—	Non-Voting	140,000	55,035	2,986
Class M Voting
Convertible Preferred Stock	04/03/2012	8.000%	$53.000	Voting	110,000	—	26,711
Class T Convertible
Preferred Stock	04/03/2020	4.000%	$50.631	Non-Voting	7,541	—	829
Total					407,541	145,917	$33,952

Preferred security balance sheet reconciliation (in thousands):

As of December 31, 2002
Preferred securities originally issued	$407,541
Preferred dividends issued (Junior and Senior)	145,917
Accrued long-term preferred security dividends (Class M and Class T)	27,540
Unamortized issuance costs	(11,498)
Net preferred securities	$569,500

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

The Senior and Junior Exchangeable Preferred Stock are non-voting, except as otherwise required by law and as provided in the Certificates of Designation. The Certificates of Designation provide that upon the accumulation of accrued and unpaid dividends, if any, on the outstanding Senior and Junior Exchangeable Preferred Stock in an amount equal to six full quarterly dividends (whether or not consecutive), the holders of a majority of the outstanding shares of Exchangeable Preferred Stock, voting as a class, will be entitled to elect the lesser of two directors and that number of directors constituting 25% of the members of the Board of Directors.

Dividends on the Class M Preferred Stock are compounded, accrue at 8% per annum, and are payable upon redemption or upon liquidation of the Company.  The Class M preferred stock is convertible into the Company’s Class A common stock at $53.00 per share subject to certain adjustments.  Dividends are not payable if the shares are converted.  The holders of the Class M preferred stock are entitled to vote on all matters submitted to the holders of the common stock on an as-converted basis.

In order to comply with the FCC rules regarding cross-ownership of cellular licensees within a given market, the Company issued 7,541 shares of Class T Convertible Preferred Stock to Telephone & Data Systems, Inc. (“TDS”) with a par value of $1,000 per share on March 31, 2000 in exchange for 43,000 shares of Class A common stock and 105,940 shares of Class B common stock owned by TDS. TDS or the Company can convert the Class T preferred stock into the original number of shares of Class A or Class B common stock in the future if ownership by TDS of the Common Stock would then be permissible under FCC rules. Dividends on the Class T preferred stock are cumulative, have a fixed coupon rate of 4% per annum, and are payable in April 2020.  Dividends are not payable if the shares are converted.

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

Common Stock Rights

Holders of Class A common stock are entitled to one vote for each share owned while holders of Class B common stock are entitled to ten votes for each share owned.  Each share of Class B common stock may at any time be converted into one share of Class A common stock at the option of the holder.  All issued Class B common shares may also be converted into an equivalent number of Class A common shares upon the affirmative vote of not less than 66 2/3% of the then issued Class B common shares.  Further, Class B common shares are automatically converted to an equal number of Class A common shares if they are transferred to anyone who is not an affiliate of the transferring shareholder.

The following table shows certain information relating to the RCC’s outstanding shares and the related voting rights as of March 19, 2003:

Class of Stock	Shares outstanding	Voting rights per share	Total votes per class
Class A common stock	11,375,527	1	11,375,527
Class B common stock	692,472	10	6,924,720
Class M preferred stock(1)	2,075,471	1	2,075,471
Total	14,143,470		20,375,718

(1) Reflecting the voting rights on an as-converted basis.

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

The stock option plan for nonemployee directors authorizes the issuance of up to 400,000 shares of Class A common stock. The plan provides that the option price shall not be less than the fair market value of the Class A common stock outstanding on the date of grant.  The options vest and become exercisable one year following the date of grant and expire five years thereafter.

Under the employee stock purchase plan, employees who satisfy certain length of service and other criteria are permitted to purchase shares of Class A common stock at 85% of the fair market value of the Class A common stock on January 1 or December 31 of each year, whichever is lower. In February 2003, RCC’s Board of Directors adopted an amendment to increase the number of shares reserved under the plan to 750,000.  This amendment is subject to approval at the 2003 Annual Meeting of Shareholders.

The following table summarizes option plan activity through December 31, 2002:

	Nonemployee Directors Plan	Stock Compensation Plan	Employee Stock Purchase Plan
Options initially authorized under plan	210,000	1,400,000	250,000
Additional options authorized through plan amendment	190,000	1,000,000	—
Options granted	(267,750)	(2,506,606)	(249,961)
Options cancelled	47,250	437,700	—

Options remaining to be issued at December 31, 2002	179,500	331,094	39

Options outstanding for employees and nonemployees as of December 31, 2002 have exercise prices ranging between $3.18 and $79.25. Information related to stock options is as follows:

	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of period	1,588,734	$26.78	1,266,422	$25.80	1,046,547	$12.36
Granted	503,550	4.43	477,006	30.68	299,950	70.86
Exercised	(1,450)	8.99	(70,844)	11.05	(55,375)	10.92
Cancelled	(182,750)	63.23	(83,850)	46.90	(24,700)	40.66

Outstanding, end of period	1,908,084	$17.40	1,588,734	$26.78	1,266,422	$25.80

Exercisable, end of period	1,015,784	$19.12	700,781	$18.33	488,052	$12.28
Weighted average fair value of options granted		$3.85		$24.67		$55.94

The following table summarizes certain information concerning currently outstanding and exercisable options:

Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 – $9.99	807,653	5	$5.67	369,453	$8.40
$10.00 – $19.99	503,275	6	$13.60	374,575	$13.84
$20.00 – $29.99	303,600	8	$26.90	59,000	$27.38
$30.00 – $39.99	180,106	8	$35.23	138,326	$34.45
$40.00 – $49.99	20,000	7	$43.25	12,000	$43.25
$50.00 – $59.99	20,300	7	$53.60	11,120	$54.52
$60.00 – $69.99	36,750	7	$68.25	36,750	$68.25
$70.00 – $80.00	36,400	7	$76.97	14,560	$76.97
$0.00 – $80.00	1,908,084	7	$17.40	1,015,784	$19.12

The Company accounts for stock options under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized.  Had compensation cost for the Company’s plans been determined consistent with SFAS No. 148 and SFAS No. 123, the Company’s results of operations and net loss per share would have been adjusted to the following pro forma amounts:

	Years ended December 31,
(in thousands, except for per share data)	2002	2001	2000
Net loss applicable to common shares:
As reported	$(456,458)	$(102,136)	$(83,334)
Fair value compensation expense	(5,290)	(5,741)	(2,276)
Pro forma	$(461,748)	$(107,877)	$(85,610)
Net loss per basic and diluted share:
As reported	$(38.29)	$(8.61)	$(7.24)
Fair value compensation expense	(0.45)	(0.48)	(0.20)
Pro forma	$(38.74)	$(9.09)	$(7.44)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2002, 2001 and 2000: expected volatility of 88.0%, 67.71% and 63.47%, respectively; risk-free interest rates of 4.25% in 2002, 7.25% in 2001 and 8.25% in 2000; expected life of 10 years and no expected dividend yield.  The per share weighted average fair value of options granted in 2002, 2001 and 2000 was $3.85, $24.67 and $55.94 per share, respectively.

8.  Income Taxes:

The income tax effect of the items that create deferred income tax assets and liabilities are as follows (In thousands):

	December 31,
	2002	2001
Deferred income tax assets:
Operating loss carryforwards	$93,040	$73,487
Tax credit carryforwards	—	85
Temporary differences:
Allowance for doubtful accounts	1,036	1,467
Derivatives	18,212	15,675
Intangible assets	52,946	—
Other	2,317	3,265
Valuation allowance	(158,245)	(33,915)
Total deferred income tax assets	9,306	60,064
Deferred income tax liabilities:
Depreciation	(23,312)	(20,555)
Intangible assets	—	(37,545)
Other	(1,645)	(1,964)
Net deferred income tax liability	$(15,651)	$—

As of December 31, 2002, the Company had tax operating loss carryforwards of approximately $244.8 million available to offset future income tax liabilities.  These carryforwards expire in the years 2006 through 2022.  Internal Revenue Code Section 382 contains provisions that limit the availability and timing of usage of net operating loss carryforwards in the event of certain changes in the ownership of the Company’s common stock.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management has considered the scheduled reversal of deferred tax liabilities, the limitations under Internal Revenue Code Section 382 following a change in ownership and tax planning strategies in making this assessment.  Based upon the assessment, management has established a valuation allowance for net deferred income tax assets currently not expected to be realized.

9.  Commitments and Contingencies:

Employment Agreements

The Company has employment agreements with certain executive officers with terms of three years.  These agreements provide for payment of amounts up to three times their annual compensation if there is a termination of their employment as a result of a change in control of the Company, as defined in the agreements.  The maximum contingent liability under these agreements was $6.9 million at December 31, 2002.

Legal and Regulatory Matters

Securities Claims.  The Company and certain of its officers have been named as defendants in the following actions:

•       Noormohammed Gurwala v. Rural Cellular Corporation, Richard P. Ekstrand, Wesley E. Schultz and David J. Del Zoppo, filed on December 24, 2002 in U.S. District Court for the District of Minnesota.

•       Roderick B. Brown v. Rural Cellular Corporation, Richard P. Ekstrand and Wesley E. Schultz, filed on January 13, 2003 in U.S. District Court for the District of Minnesota.

•       Christian Diaz v. Rural Cellular Corporation, Richard P. Ekstrand, Wesley E. Schultz and David J. Del Zoppo, filed on February 4, 2003 in U.S. District Court for the District of Minnesota.

•       Kenneth Ketter v. Rural Cellular Corporation, Richard P. Ekstrand, Wesley E. Schultz and David J. Del Zoppo, filed on February 14, 2003 in U.S. District Court for the District of Minnesota.

The plaintiffs in the Gurwala action, the Diaz action, and the Ketter action seek to represent a class consisting of all persons (except defendants) who purchased the common stock of RCC in the market during the time period from January 6, 2002 through November 13, 2002.  The plaintiff in the Brown action seeks to represent a class consisting of all persons (except defendants) who purchased any publicly-traded securities of RCC during the time period from May 2001 through November 12, 2002.  In all four actions, plaintiffs allege that RCC’s publicly-announced financial results misstated the actual performance because the Company had inappropriately accounted for certain transactions.  Plaintiffs further allege that, as a result, the market price of RCC securities was artificially inflated during the respective class periods.  Plaintiffs allege that defendants are liable under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  Plaintiffs seek compensatory damages in an unspecified amount, plus their attorneys’ fees, and costs.

The procedures of the Private Securities Litigation Reform Act (“PSLRA”) apply to these cases.  Pursuant to those procedures, the court will consolidate the actions and appoint lead plaintiffs and lead counsel.  The lead plaintiffs will then file a consolidated amended complaint.  The parties have agreed that no response to the complaints listed above will be due, but that the defendants will respond to a consolidated amended complaint.  Under the PSLRA, discovery is stayed until a motion to dismiss is denied or defendants file an answer to the consolidated amended complaint.

The defendants are beneficiaries of directors’ and officers’ liability insurance, which includes coverage for securities claims, subject to certain exclusions.  The carriers have been notified of these actions, but have not provided a formal position on coverage.  The Company anticipates that additional cases with similar allegations may be filed.

Derivative Action.  The following is a purported derivative action brought against all of RCC’s directors and against Rural Cellular Corporation, as a nominal defendant.

•      Hiene Junge v. Richard P. Ekstrand, Wesley E. Schultz, Ann K. Newhall, Jeffrey S. Gilbert, Marvin C. Nicolai, George M. Revering, Don C. Swenson, George W. Wikstrom, Paul J. Finnegan, and John Hunt; and Rural Cellular Corporation as nominal defendant, commenced on or about February 20, 2003 in Douglas County District Court, Alexandria, Minnesota.

The plaintiff is a shareholder of RCC and claims to bring suit on behalf of RCC.  No pre-lawsuit demand to investigate the allegations or bring the action was made on the board of directors.  The plaintiff alleges that the directors breached their fiduciary duties to RCC, or abused their control, or grossly mismanaged the company, or wasted company assets, by allowing or causing RCC to improperly account for certain transactions in its financial statements during the time period from May 2001 through November 12, 2002.  The plaintiff further alleges that the improper accounting eventually led to the commencement of federal securities class actions (described above) against the company, which allegedly will cause RCC to expend significant sums of money.  The plaintiff seeks compensatory damages against the directors in an unspecified amount, plus his attorneys’ fees and costs.

Other Claims.  The Company is involved from time to time in other routine legal matters and other claims incidental to its business.  The Company believes that the resolution of such routine matters and other incidental claims, taking into account established reserves and insurance, will not have a material adverse impact on its consolidated financial position or results of operations.

Leases

The Company leases office space and real estate under noncancelable operating leases.  Future minimum payments under these leases as of December 31, 2002 are as follows:

Year	Amount (in thousands)

2003	$8,310
2004	6,633
2005	4,954
2006	3,059
2007	1,610
Thereafter	4,742
Total	$29,308

Under the terms of the lease agreements, the Company also is responsible for certain operating expenses and taxes.  Total rent expense of $9.7 million, $8.3 million and $5.8 million was charged to operations for the years ended December 31, 2002, 2001 and 2000.

Off-Balance Sheet Financings and Liabilities

Other than lease commitments, legal contingencies incurred in the normal course of business, and employment contracts for key employees, the Company does not have any off-balance sheet financing arrangements or liabilities. The Company does not have any majority-owned subsidiaries or any interests in, or relationships with, any material special-purpose entities that are not included in the consolidated financial statements.

10.  Defined Contribution Plan:

The Company has a defined contribution savings and profit-sharing plan for employees who meet certain age and service requirements.  Under the savings portion of the plan, employees may elect to contribute a percentage of their salaries to the plan, with the Company contributing a matching percentage of the employees’ contributions.  Under the profit-sharing portion of the plan, the Company contributes a percentage of employees’ salaries.  Contributions charged to operations for the years ended December 31, 2002, 2001 and 2000 were $570,000, $728,000 and $662,000, respectively.  The percentages the Company matches under the savings portion of the plan and contributes under the profit-sharing portion of the plan are determined annually by the Company’s Board of Directors.

11.  Supplemental Cash Flow Information:

	Years ended December 31,
	(in thousands)
	2002	2001	2000
Cash paid for:
Interest	$86,775	$116,961	$76,640
Noncash financing transactions:
Preferred stock dividends	$60,556	$54,545	$44,081

12. Quarterly Results of Operations (Unaudited):

	2002 Quarter Ended				2001 Quarter Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
Revenue:
Service	$74,313	$79,273	$81,828	$79,598	$70,036	$80,151	$80,234	$75,567
Roaming	26,162	33,855	35,400	27,286	23,215	28,350	38,106	26,870
Equipment	3,279	4,564	7,098	5,501	5,133	4,545	4,842	4,107
Total Revenue	$103,754	$117,692	$124,326	$112,385	$98,384	$113,046	$123,182	$106,544

Operating income	$31,425	$38,178	$38,627	$26,782	$15,833	$23,534	$27,971	$13,462

Net income (loss) before extraordinary item and cumulative change in accounting principle	$2,612	$11,303	$10,236	$330	$(21,271)	$(7,075)	$(12,310)	$(8,556)
Net income (loss)	$(417,771)	$11,303	$10,236	$330	$(19,650)	$(7,075)	$(12,310)	$(8,556)
Net loss applicable to common shares	$(432,312)	$(3,629)	$(5,098)	$(15,419)	$(32,813)	$(20,505)	$(26,101)	$(22,717)
Net loss per share applicable to common shares before extraordinary item and cumulative change in accounting principle	$(1.00)	$(0.30)	$(0.43)	$(1.29)	$(2.91)	$(1.73)	$(2.20)	$(1.91)
Net loss per basic and diluted share	$(36.27)	$(0.30)	$(0.43)	$(1.29)	$(2.77)	$(1.73)	$(2.20)	$(1.91)

INDEPENDENT AUDITORS’ REPORT

Shareholders and Board of Directors

Rural Cellular Corporation and Subsidiaries

Alexandria, Minnesota

We have audited the consolidated financial statements of Rural Cellular Corporation and Subsidiaries (the Company) as of December 31, 2002 and 2001, and for each of the two years in the period ended December 31, 2002, and have issued our report thereon dated February 7, 2003, which expresses an unqualified opinion and includes explanatory paragraphs relating to:  (i) the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, described in Note 3, (ii) the adoption of SFAS No. 133 (as amended by SFAS No. 138), described in Note 5 and (iii) the application of procedures relating to certain other disclosures and reclassification of financial statement amounts related to the 2000 consolidated financial statements that were audited by other auditors who have ceased operations and for which we have expressed no opinion or other form of assurance other than with respect to such disclosures and reclassifications; such consolidated financial statements and report are included elsewhere in this Form 10-K.  Our audits also included the financial statement schedule of the Company listed in Item 15 (a)(2).

This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  The financial statement schedule of the Company as of and for the year ended December 31, 2000, was audited by other auditors who have ceased operations.  Those auditors expressed an unqualified opinion on this financial statement schedule in their report dated February 1, 2002.  In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Minneapolis, Minnesota

February 7, 2003

THIS IS A COPY OF A PREVIOUSLY ISSUED REPORT

In accordance with the Securities and Exchange Commission’s amendment of Rule 2-02 of Regulation S-X, the following report is a copy of a report previously issued by Arthur Andersen LLP, our former independent public accountants, who have ceased operations.

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

Arthur Andersen LLP

Minneapolis, Minnesota

February 1, 2002

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts

Allowance for Doubtful Accounts:

	Years Ended December 31,
(in thousands)	2002	2001	2000
Balance, at beginning of year	$4,016	$2,385	$894
Additions charged to income	10,809	16,291	9,440
Write-offs	(11,729)	(14,660)	(7,949)
Balance, at end of year	$3,096	$4,016	$2,385

EXHIBIT INDEX

Number	Description
3.1(a)	Articles of Incorporation	[1]
3.1(b)	Amendment to Articles of Incorporation, effective March 24, 2000	[1]
3.2(a)	Amended and Restated Bylaws	[1]
3.2(b)	Amendment to Amended and Restated Bylaws, effective March 22, 2000	[1]
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

[3]
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

[6]
4.7(c)	Registration Rights Agreement dated April 3, 2000 among Rural Cellular Corporation and Class M Investors	[6]
10.1(a)	Third Amended and Restated Loan Agreement dated June 29, 2000 among Rural Cellular Corporation and certain financial institutions and Toronto Dominion (Texas), Inc. as administrative agent	[7]
10.1(b)

First Amendment to the Third Amended and Restated Loan Agreement dated December 14, 2000 among Rural Cellular Corporation and certain financial institutions and Toronto Dominion (Texas), Inc. as administrative agent

[8]
10.1(c)

Second Amendment to the Third Amended and Restated Loan Agreement dated March 31, 2001 among Rural Cellular Corporation and certain financial institutions and Toronto Dominion (Texas), Inc., as administrative agent

[9]
10.1(d)

Third Amendment to the Third Amended and Restated Loan Agreement dated January 10, 2002, among Rural Cellular Corporation and certain financial institutions and Toronto Dominion (Texas), Inc., as administrative agent

[3]
10.2(a)

Trademark and Trade Name License Agreements between Cellular 2000, Inc. and North Woods Cellular Partnership, Northern Lights Cellular Partnership, Great River Cellular Partnership, Cellular Five Partnership and Heartland Cellular Partnership

[10]
10.2(b)	Assignment and Assumption Agreements by and between Rural Cellular Corporation and each partnership	[10]
*10.3	1995 Stock Compensation Plan, as amended to date	[11]
*10.4	Stock Option Plan for Nonemployee Directors, as amended to date	[12]
*10.5(a)	Employment Agreement with Richard P. Ekstrand effective January 22, 1999	[13]
*10.5(b)	Amendment to Employment Agreement with Richard P. Ekstrand effective January 1, 2001	[8]
*10.5(c)	Second Amendment to Employment Agreement with Richard P. Ekstrand effective July 24, 2001	[14]
*10.5(d)	Third Amendment to Employment Agreement with Richard P. Ekstrand effective August 23, 2001	[14]
*10.6(a)	Employment Agreement with Wesley E. Schultz effective January 22, 1999	[13]
*10.6(b)	Amendment to Employment Agreement with Wesley E. Schultz effective January 1, 2001	[8]
*10.6(c)	Second Amendment to Employment Agreement with Wesley E. Schultz effective July 24, 2001	[14]
*10.6(d)	Third Amendment to Employment Agreement with Wesley E. Schultz effective August 23, 2001	[14]
*10.7(a)	Employment Agreement with Ann K. Newhall effective February 6, 1999	[15]
*10.7(b)	Amendment to Employment Agreement with Ann K. Newhall effective January 1, 2001	[8]
*10.7(c)	Second Amendment to Employment Agreement with Ann K. Newhall effective July 24, 2001	[14]
*10.7(d)	Third Amendment to Employment Agreement with Ann K. Newhall effective August 23, 2001	[14]
*10.8(a)	Change of Control Agreement with David Del Zoppo effective January 1, 2001	[8]
*10.8(b)	Amendment to Change of Control Agreement with David Del Zoppo effective July 24, 2001	[14]
*10.9 (a)	Key Employee Deferred Compensation Plan	[16]
*10.9 (b)	Amendment to Key Employee Deferred Compensation Plan	**
*10.10	Management Incentive Plan	[17]
16	Letter from Arthur Andersen LLP	[18]
21	Subsidiaries of Registrant	**
23	Consent of Deloitte & Touche LLP	**
99.1	Section 906 Certification Sarbanes-Oxley Act of 2002	**
99.2	Section 906 Certification Sarbanes-Oxley Act of 2002	**

[1]	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
[2]	Filed as an exhibit to Registration Statement on Form S-4 (SEC No. 333-57677), filed June 25, 1998, and incorporated herein by reference.
[3]	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
[4]	Filed as an exhibit to Registration Statement on Form 8-A filed May 19, 1999 and incorporated herein by reference.
[5]	Filed as an exhibit to Registration Statement on Form 8-A/A-1 filed April 18, 2000 and incorporated herein by reference.
[6]	Filed as an exhibit to Report on Form 8-K dated April 1, 2000 and incorporated herein by reference.
[7]	Filed as an exhibit to Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.
[8]	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.
[9]	Filed as an exhibit to Report on Form 10-Q/A for the quarter ended March 31, 2001, and incorporated herein by reference.
[10]	Filed as an exhibit to Registration Statement on Form S-1 (Sec. No. 33-80189) filed December 8, 1995 and incorporated herein by reference.
[11]	Filed with definitive proxy statement for 2000 Annual Meeting on April 7, 2000 and incorporated herein by reference.
[12]	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
[13]	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.
[14]	Filed as an exhibit to Report on Form 10-Q/A for the quarter ended September 30, 2001, and incorporated herein by reference.
[15]	Filed as an exhibit to Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.
[16]	Filed as an exhibit to Report on Form 10-Q/A for the quarter ended June 30, 2001, and incorporated herein by reference.
[17]	Filed with Proxy Statement for 2001 Annual Meeting on April 9, 2001, and incorporated herein by reference.
[18]	Filed as an exhibit to Report on Form 8-K dated June 10, 2002 and incorporated herein by reference.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.
**	Filed herewith.