Form 10-Q
period 2003-03-31
RURAL CELLULAR CORP
filed 2003-05-14
CIK 869561

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2003.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months  (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). ☐ YES    NO ☒

Number of shares of common stock outstanding as of the close of business on May 2, 2003:

Class A	11,375,527
Class B	692,472

Part I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

ASSETS

	As of
	March 31, 2003	December 31, 2002
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$55,263	$53,788
Accounts receivable, less allowance for doubtful accounts of $2,783 and $3,096	46,943	46,442
Inventories	4,635	6,624
Other current assets	2,207	3,217
Total current assets	109,048	110,071
PROPERTY AND EQUIPMENT, less accumulated depreciation of $180,402 and $172,629	231,172	240,536

LICENSES AND OTHER ASSETS:
Licenses, net	618,576	618,576
Goodwill, net	369,829	369,829
Customer lists, net	87,611	92,748
Deferred debt issuance costs, less accumulated amortization of $12,509 and $11,427	24,124	25,176
Other assets, less accumulated amortization of $1,493 and $1,432	6,501	6,042
Total licenses and other assets	1,106,641	1,112,371
	$1,446,861	$1,462,978

The accompanying notes are an integral part of these condensed consolidated balance sheets.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	As of
	March 31, 2003	December 31, 2002
	(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$29,482	$41,633
Current portion of long-term debt	82,248	79,047
Advance billings and customer deposits	10,666	10,447
Accrued interest	16,000	18,476
Dividends payable	6,600	6,412
Other accrued expenses	7,517	9,552
Total current liabilities	152,513	165,567
LONG-TERM LIABILITIES	1,198,609	1,211,026
Total liabilities	1,351,122	1,376,593
REDEEMABLE PREFERRED STOCK	585,463	569,500
SHAREHOLDERS’ DEFICIT:
Class A common stock; $.01 par value; 200,000 shares authorized, 11,376 and 11,229 issued	114	112
Class B common stock; $.01 par value; 10,000 shares authorized, 693 and 693 issued	7	7
Additional paid-in capital	192,406	192,294
Accumulated deficit	(679,973)	(669,508)
Accumulated other comprehensive loss	(2,278)	(6,020)
Total shareholders’ deficit	(489,724)	(483,115)
	$1,446,861	$1,462,978

The accompanying notes are an integral part of these condensed consolidated balance sheets.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2003	2002
REVENUES:
Service	$79,787	$74,313
Roaming	29,062	26,162
Equipment	3,876	3,279
Total revenues	112,725	103,754
OPERATING EXPENSES:
Network costs, excluding depreciation and amortization	24,215	22,989
Cost of equipment sales	8,400	3,451
Selling, general and administrative	28,967	26,913
Depreciation and amortization	20,042	18,976
Total operating expenses	81,624	72,329
OPERATING INCOME	31,101	31,425
OTHER INCOME (EXPENSE):
Interest expense, net	(25,387)	(32,267)
Other	(6)	135
Other expense, net	(25,393)	(32,132)
INCOME (LOSS) BEFORE CUMULATIVE EFFECT ADJUSTMENT	5,708	(707)
CUMULATIVE EFFECT ADJUSTMENT	—	(417,064)
NET INCOME (LOSS)	5,708	(417,771)
PREFERRED STOCK DIVIDEND	(16,173)	(14,541)
NET LOSS APPLICABLE TO COMMON SHARES	$(10,465)	$(432,312)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	12,032	11,918

NET LOSS PER BASIC AND DILUTED SHARE:
Net loss per share applicable to common shares before cumulative effect adjustment	$(0.87)	$(1.28)
Cumulative effect adjustment	—	(34.99)
Net loss per basic and diluted share	$(0.87)	$(36.27)

COMPREHENSIVE LOSS:
NET LOSS APPLICABLE TO COMMON SHARES	$(10,465)	$(432,312)
Hedging activity:
Mark-to-market adjustments — financial instruments	3,742	2,444
TOTAL COMPREHENSIVE LOSS	$(6,723)	$(429,868)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three months ended March 31,
	2003	2002
OPERATING ACTIVITIES:
Net income (loss)	$5,708	$(417,771)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	20,042	18,976
Loss on extinguishment of debt	—	3,319
Mark-to-market adjustments — financial instruments	1,578	6,593
Cumulative effect adjustment	—	417,064
Other	672	599
Change in other operating elements (excluding the effects of acquisitions):
Accounts receivable	(501)	1,995
Inventories	1,989	1,965
Other current assets	1,010	131
Accounts payable	(12,151)	(3,718)
Advance billings and customer deposits	219	(23)
Other accrued expenses	(4,511)	5,152
Net cash provided by operating activities	14,055	34,282
INVESTING ACTIVITIES:
Purchases of property and equipment	(5,641)	(8,811)
Proceeds from sale of property and equipment	64	46
Other	1	759
Net cash used in investing activities	(5,576)	(8,006)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	114	330
Proceeds from issuance of long-term debt	5,000	320,700
Repayments of long-term debt	(11,500)	(337,358)
Payments of debt issuance costs	—	(9,941)
Premium paid on interest rate cap	(525)	—
Other	(93)	(67)
Net cash used in financing activities	(7,004)	(26,336)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,475	(60)
CASH AND CASH EQUIVALENTS, at beginning of period	53,788	1,995
CASH AND CASH EQUIVALENTS, at end of period	$55,263	$1,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

Supplemental Disclosure of Condensed Consolidated Cash Flow Information

	Three months ended March 31,
(in thousands)	2003	2002
Cash paid for:
Interest	$25,618	$15,413
Noncash financing transactions:
Preferred security dividends paid in kind	$16,173	$14,541

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1)             BASIS OF PRESENTATION:

Throughout this document, Rural Cellular Corporation and its subsidiaries are referred to as “RCC,” “we,” “our,” or “us.”

The accompanying condensed consolidated financial statements for the three months ended March 31, 2003 and 2002 have been prepared by RCC and Subsidiaries without audit. In the opinion of management, normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Report on Form 10-K for the year ended December 31, 2002.  The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the operating results for the full fiscal year or for any other interim periods.

2)             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for employee stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in annual and interim financial statements about the method of accounting used by the issuer for stock-based compensation and its effect on the issuer’s reported results.

We account for stock options under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized.  Had compensation cost for our plans been determined consistent with SFAS No. 148 and SFAS No. 123, our results of operations and net loss per share would have been adjusted to the following pro forma amounts:

	Three months ended March 31,
(in thousands, except for per share data)	2003	2002
Net loss applicable to common shares:
As reported	$(10,465)	$(432,312)
Fair value compensation expense	(762)	(1,323)
Pro forma	$(11,227)	$(433,635)
Net loss per basic and diluted share:
As reported	$(0.87)	$(36.27)
Fair value compensation expense	(0.06)	(0.11)
Pro forma	$(0.93)	$(36.38)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2003 and 2002: expected volatility of 88%; risk-free interest rates of 4.25% in 2003 and 2002; expected life of 10 years and no expected dividend yield.  The per share weighted average fair value of options granted in 2003 and 2002 was $0.76 and $3.85 per share, respectively.

In November 2002, the Emerging Issues Task Force (“EITF”) reached consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This consensus requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The sale of wireless service with an accompanying handset constitutes a revenue arrangement with multiple deliverables. We will be required to adopt the provisions of this consensus for revenue arrangements entered into after June 30, 2003. We are currently evaluating whether we will elect to report the change in accounting as a cumulative-effect adjustment or to apply it on a prospective basis. Additionally, we are currently assessing the impact of this consensus on our results of operations, financial position, and cash flows.

3)             LICENSES AND OTHER INTANGIBLE ASSETS:

The components of licenses and other intangible assets are as follows:

	As of March 31, 2003			As of December 31, 2002
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Licenses	$668,985	$(50,409)	$618,576	$668,985	$(50,409)	$618,576

Other intangible assets:
Goodwill	402,165	(32,336)	369,829	402,165	(32,336)	369,829
Customer lists	159,030	(71,419)	87,611	159,030	(66,282)	92,748
Total	$1,230,180	$(154,164)	$1,076,016	$1,230,180	$(149,027)	$1,081,153

Customer list amortization expense for the three months ended March 31, 2003 was approximately $5.1 million.  It is estimated to be approximately $15.5 million for the remainder of 2003, $20.6 million in each of 2004 through 2006, and $10.4 million in 2007.

4)             LONG TERM LIABILITIES:

We had the following long-term liabilities outstanding  (in thousands):

	March 31, 2003	December 31, 2002
(Long term portion of credit facility)
Credit facility:
Revolver	$16,142	$16,142
Term Loan A (terminates 04/03/2008)	305,625	316,540
Term Loan B (terminates 04/03/2008)	184,757	185,223
Term Loan C (terminates 04/03/2009)	184,757	185,223
Term Loan D (terminates 10/03/2009)	54,627	54,766
	745,908	757,894

9 ¾% senior subordinated notes	300,000	300,000
9 5/8% senior subordinated notes	125,000	125,000
Derivative financial instruments	11,703	12,158
Deferred tax liability and other	15,998	15,974
Long-term liabilities	$1,198,609	$1,211,026

Credit facility —Advances under the credit facility bear interest at the London Interbank Offering Rate (“LIBOR”) plus an applicable margin based on our ratio of indebtedness to annualized operating cash flow as of the end of the most recently completed fiscal quarter. As of March 31, 2003, the effective rate of interest on the credit facility, excluding the impact of hedge agreements, was 4.21%. A commitment fee not to exceed 0.50% on the unused portion of the credit facility is payable quarterly. Borrowings under the credit facility are secured by a pledge of all the assets of RCC, excluding our ownership in the stock of Cellular 2000, Inc. and our 70% ownership in Wireless Alliance, LLC. At March 31, 2003, we had $258.9 million in unused capacity under the revolver. Future availability under the revolver will be determined quarterly based on our leverage ratios as described in the credit facility agreement.

The credit facility is subject to various covenants, including the ratio of senior indebtedness to annualized operating cash flow, the ratio of total indebtedness to annualized operating cash flow, and the ratio of annualized operating cash flow to interest expense. Mandatory commitment reductions are required upon any material sale of assets. In January 2002 and March 2001, we obtained amendments and waivers of certain of the financial covenants in the credit facility. As of March 31, 2003, we were in compliance with all covenants.

9 5/8 % Senior Subordinated Notes - In 1998, we issued $125 million principal amount of 9 5/8% senior subordinated notes due 2008. Interest on the senior subordinated notes is payable semi-annually on May 15 and November 15. The senior subordinated notes will mature on May 15, 2008, and are redeemable, in whole or in part, at our option, at any time on or after May 15, 2003.

9 3/4 % Senior Subordinated Notes - In 2002, we issued $300 million principal amount of 9 3/4 % senior subordinated notes due 2010. Interest on the 9 ¾% senior subordinated notes is payable semi-annually on January 15 and July 15. The 9¾% senior subordinated notes will mature on January 15, 2010, and are redeemable, in whole or in part, at the option of RCC, at any time on or after January 16, 2006.

Current portion of long-term debt - the current portion of our long-term debt included the following:

	As of
(in thousands)	March 31, 2003	December 31, 2002
Current portion of credit facility
Term Loan A (terminates 04/03/2008)	$43,661	$32,745
Term Loan B (terminates 04/03/2008)	1,866	1,400
Term Loan C (terminates 04/03/2009)	1,866	1,400
Term Loan D (terminates 10/03/2009)	552	414
	47,945	35,959

Financial Instruments
Swaption (1)	31,556	30,072
Other financial instruments	2,588	6,326

Purchase option agreement (2)	—	6,500
Other	159	190
Total	$82,248	$79,047

(1)

RCC anticipates that the counterparty will exercise the optional early termination provision of the Swaption, requiring RCC to pay the counterparty the negative fair market value of the swaption on May 15, 2003.

(2)

In conjunction with an acquisition, we entered into a purchase option to acquire certain cell sites in the future for $6.5 million. We exercised the option on February 28, 2003.  At December 31, 2002, the option was included in current liabilities.  We assumed an agreement to utilize the assets covered by the option for the period prior to exercising the option.  The ongoing payments pursuant to this agreement have been reflected as interest expense in the accompanying consolidated statements of operations.

5)             FINANCIAL INSTRUMENTS

We use derivative financial instruments to reduce our exposure to adverse fluctuations in interest rates, to meet bank covenants, and to reduce borrowing rates. RCC is not a party to leveraged derivatives and does not hold or issue financial instruments for speculative purposes.

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (as amended by SFAS No. 137 and No. 138), requires that an entity determine the fair value of all derivatives and recognize them as either assets or liabilities on the balance sheet. The changes in fair value of the derivative are booked based on the intended use of the derivative, the ability to meet hedge designation criteria and the degree of effectiveness measured at each period end. As of March 31, 2003, one of our derivative financial instruments continued to qualify for SFAS No. 133 hedge accounting treatment.

Interest Rate Management

At March 31, 2003, RCC held derivative instruments with a notional amount of $875.4 million.   Because we are required under the terms of our credit facility to mitigate the risk of rising interest rates on at least 50% of the principal amount of the loans outstanding for an average period of three years from the date of the hedge agreements, RCC uses collars, swaps, and caps to hedge credit facility debt.  The swaps and collars are designated and documented as cash flow hedges and are tested for effectiveness quarterly. These derivatives are recorded on the balance sheet at fair value and the effective gains (losses) are accumulated in other comprehensive income (“OCI”). Values in OCI are reclassified to interest expense when the hedged variable rate interest payment is recognized in earnings. Overperformance of the swap identified during effectiveness testing is recognized immediately in interest expense, along with the collar’s time value, which is excluded from testing.

RCC’s derivative instruments and valuations are set forth in the table below. The fair values, except for the Class M and Class T convertible preferred stock, are based on quoted market prices or, if quoted market prices are not available, estimates using present value and other valuation techniques.

		Carrying value		Estimated fair market value
(Dollars in thousands)	Notional amount	March 31, 2003	December 31, 2002	March 31, 2003	December 31, 2002
Financial assets
Interest rate flooridors (i):
Fleet Bank (terminates May 12, 2003)	$252,000	$311	$631	$311	$631
Interest rate cap (i):
Bear Stearns Bank (terminates March 27, 2006)	175,000	696	—	696	—
Total financial assets	$427,000	$1,007	$631	$1,007	$631

Financial liabilities
Credit facility	$—	$793,853	$793,853	$698,226	$689,064
9 5/8% senior subordinated notes	—	125,000	125,000	90,313	81,250
9 3/4% senior subordinated notes	—	300,000	300,000	216,750	195,000
11 3/8% senior exchangeable preferred stock	—	247,720	240,882	84,225	57,812
12 ¼% junior exchangeable preferred stock	—	200,998	195,035	22,110	42,908
Class M convertible preferred stock (ii)	—	110,000	110,000	110,000	110,000
Class T convertible preferred stock (ii)	—	7,541	7,541	7,541	7,541
	—	1,785,112	1,772,311	1,229,165	1,183,575
Derivative financial instruments
Interest rate swap agreements:
TD Securities (terminates May 16, 2005)	84,000	8,563	9,010	8,563	9,010
PNC Bank (terminates May 16, 2003)	42,000	331	975	331	975
Fleet Bank (terminates March 7, 2006)	200,000	628	—	628	—
Reverse swap agreements (i):
Fleet Bank (terminates January 15, 2010)	75,000	1,473	1,832	1,473	1,832
Dresdner Bank (terminates January 15, 2010)	60,390	1,039	1,316	1,039	1,316
Interest rate collar agreements:
PNC Bank (terminates May 25, 2003)	47,000	364	966	364	966
Union Bank (terminates June 5, 2003)	96,000	717	1,622	717	1,622
PNC Bank (terminates June 6, 2003)	94,000	781	1,827	781	1,827
Union Bank (terminates June 5, 2003)	46,000	395	936	395	936
Swaption (iii):
TD Securities (terminates March 15, 2008)	131,016	31,556	30,072	31,556	30,072

	875,406	45,847	48,556	45,847	48,556
Other long-term liabilities	—	347	323	347	323
Total financial liabilities	$875,406	$1,831,306	$1,821,190	$1,275,359	$1,232,454

(i)

These financial instruments do not qualify for hedge accounting treatment under SFAS No. 133 and as such are recorded in the balance sheet at fair value with related changes in fair value included in the statement of operations.

(ii)	These financial instruments are not actively traded and, therefore, the estimated fair market value is stated at the carrying value.
(iii)

Rural Cellular Corporation has $125 million in subordinated debt that was issued in May 1998 and matures in May 2008. The $8.7 million value of an embedded call option within the subordinated debt was monetized in March 2001, resulting in a swaption. The swaption does not qualify for hedge accounting treatment under SFAS No. 133 and as such is recorded in the balance sheet at fair value with related changes in fair value included in the statement of operations.

6)             PREFERRED SECURITIES:

We have issued the following preferred stock with liquidation preferences of $1,000 per share:

	Mandatory Redemption Date	Dividend rate per annum	Conversion price to common stock	Other features, rights, preferences and powers	Number of shares originally issued	Shares distributed as dividends through March. 31, 2003	Accrued dividends at March 31, 2003 (In thousands)
Senior Exchangeable Preferred Stock	May 2010	11.375%	—	Non-Voting	150,000	97,720	$3,522
Junior Exchangeable Preferred Stock	February 2011	12.250%	—	Non-Voting	140,000	60,998	3,078
Class M Voting Convertible Preferred Stock	April 2012	8.000%	$53.000	Voting	110,000	—	29,446
Class T Convertible Preferred Stock	April 2020	4.000%	$50.631	Non-Voting	7,541	—	904
Total					407,541	158,718	$36,950

Preferred security balance sheet reconciliation (in thousands):

As of March 31, 2003
Preferred securities originally issued	$407,541
Preferred dividends issued (junior and senior)	158,718
Accrued long-term preferred security dividends (Class M and Class T)	30,350
Unamortized issuance costs	(11,146)
Net preferred securities	$585,463

Dividends on the senior exchangeable preferred stock are cumulative, are payable quarterly, and may be paid, at our option, on any dividend payment date occurring on or before May 15, 2003, either in cash or by the issuance of additional shares of senior exchangeable preferred stock having an aggregate liquidation preference equal to the amount of such dividends.  Although we are continuing to evaluate our alternatives, we do not currently anticipate that we will declare cash dividends on our senior exchangeable preferred stock for the foreseeable future, except to the extent, if any, that we may be legally required to do so.

Dividends on the junior exchangeable preferred stock are cumulative, are payable quarterly, and may be paid, at our option, on any dividend payment date occurring on or before February 15, 2005, either in cash or by the issuance of additional shares of junior exchangeable preferred stock having an aggregate liquidation preference equal to the amount of such dividends.

The senior and junior exchangeable preferred stock are non-voting, except as otherwise required by law and as provided in their respective Certificates of Designation.  Each Certificate of Designation provides that at any time cash dividends on the outstanding exchangeable preferred stock are in arrears and unpaid for six or more quarterly dividend periods (whether or not consecutive), the holders of a majority of the outstanding shares of the affected exchangeable preferred stock, voting as a class, will be entitled to elect the lesser of two directors or that number of directors constituting 25% of the members of the Board of Directors.  The voting rights will continue until such time as all dividends in arrears on the exchangeable preferred stock are paid in full (and in the case of dividends payable on the senior exchangeable preferred stock after May 15, 2003, or in the case of dividends payable on the junior exchangeable preferred stock after February 15, 2005, are paid in cash) at which time the terms of any directors elected pursuant to such voting rights will terminate.  Voting rights may also be triggered by other events described in the Certificates of Designation.

Dividends on the Class M convertible preferred stock are compounded, accrue at 8% per annum, and are payable upon redemption or upon liquidation of RCC. The Class M convertible preferred stock is convertible into our Class A common stock at $53.00 per share subject to certain adjustments. Dividends are not payable if the shares are converted. The holders of the Class M convertible preferred stock are entitled to vote on all matters submitted to the holders of the common stock on an as-converted basis.

In order to comply with the FCC rules regarding cross-ownership of cellular licensees within a given market, we issued 7,541 shares of Class T convertible preferred stock to Telephone & Data Systems, Inc. (“TDS”) with a par value of $1,000 per share on March 31, 2000 in exchange for 43,000 shares of Class A common stock and 105,940 shares of Class B common stock owned by TDS. TDS or RCC can convert the convertible preferred stock into the original number of shares of Class A or Class B common stock in the future if ownership by TDS of the common stock would then be permissible under FCC rules. Dividends on the Class T convertible preferred stock are cumulative, have a fixed coupon rate of 4% per annum, and are payable in April 2020. Dividends are not payable if the shares are converted.  Shares of Class T convertible preferred stock are non-voting, except as otherwise required by law and as provided in the Certificate of Designation.

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

7)             EVENTS SUBSEQUENT TO MARCH 31, 2003

Credit Facility

In May 2003, we borrowed $115 million under the credit facility for the purpose of enhancing our financial flexibility.

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

Goodwill and Indefinite-Lived Intangible Assets

We evaluate our goodwill and indefinite-lived intangible assets for impairment at least annually and more frequently when indicators of impairment exist. Effective with the adoption of SFAS No. 142, we are no longer amortizing goodwill or indefinite-lived assets. Additionally, we have reassessed the useful lives of previously recognized intangible assets (primarily customer lists and FCC licensing costs). Regarding the useful life of our customer lists, we determined our current policy continues to be appropriate. A significant portion of our intangible assets consists of licenses that provide our wireless operations with the exclusive right to utilize certain radio frequency spectrum to provide cellular communication services. While licenses are issued for only a fixed time, generally ten years, such licenses are subject to renewal by the FCC. Renewals of licenses have occurred routinely and at nominal cost. Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of our wireless licenses. As a result, licenses will be treated as an indefinite-lived intangible asset under the provisions of SFAS No. 142 and will not be amortized but rather will be tested for impairment. We will reevaluate the useful life determination for licenses each quarter to determine whether events and circumstances continue to support an indefinite useful life.

Upon adoption of SFAS No. 142, we completed an impairment test for both our goodwill and licensing costs in 2002 and determined that there were impairments of $5.0 million and $412.0 million, respectively. We used a fair value approach, using primarily discounted cash flows, to complete the transitional impairment tests. In accordance with SFAS No. 142, the impairment charges were recorded in our consolidated financial statements for the first quarter of 2002.

On a prospective basis, we are required to test both consolidated goodwill and other indefinite-lived intangible assets, including licenses, for impairment on an annual basis (October 1) using a fair value approach. Additionally, goodwill and other indefinite-lived assets must be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. These events or circumstances would include a significant change in the business climate, including a significant sustained decline in an entity’s market value, regulatory requirements, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. We performed our annual impairment test for both goodwill and licensing costs during the fourth quarter of 2002, using methodologies consistent with those applied for our transitional impairment tests performed as of January 1, 2002. No further impairment was recognized as a result of this testing.

We believe that the accounting estimate related to determining the fair value of goodwill and indefinite-lived intangible assets, and thus any impairment, is a “critical accounting estimate” because (i) it is highly susceptible to change from period to period since it requires management to make cash flow assumptions about future sales, operating costs, and discount rates over an indefinite life and (ii) the impact that recognizing an impairment would have on the assets reported on our balance sheet as well as our net income (loss) would be material. In estimating future operations, we use our internal budgets, which require significant judgment regarding anticipated customer growth and business trends.

Revenue Recognition — Service

We recognize service revenue based upon minutes of use processed and contracted fees, net of credits and adjustments for service discounts. As a result of our billing cycle cut-off times, we are required to make estimates for service revenue earned but not yet billed at the end of each month. These estimates are based primarily upon historical minutes of use processed. We follow this method since reasonably dependable estimates of the revenue can be made. Actual billing cycle results and related revenue may vary from the results estimated at the end of each quarter, depending on customer usage and rate plan mix.

Recently, we started to receive Universal Service Fund revenue reflecting our Eligible Telecommunications Carrier (“ETC”) status in certain states.  We have no historical basis on which to rely on our request for reimbursement.  Therefore, until such time we have adequate experience or have reasonable assurance as to the amount and timing of the receipt of these funds, we have decided to use the more conservative method of cash received for revenue recognition.

Revenue Recognition - Roaming Revenue and Incollect Cost

Roaming revenue and incollect cost information is provided to RCC primarily through a third party centralized clearinghouse. From the clearinghouse we receive monthly settlement data. We base our accrual of roaming revenue and incollect expense on these clearinghouse reports. RCC follows this method since reasonably dependable estimates of roaming revenue and incollect cost can be made.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses that will result from failure of our customers to pay amounts owed. We base our estimates on the aging of our accounts receivable balances and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, we may be required to maintain higher allowances.

Depreciation of Property and Equipment

When recording the depreciation expense associated with our wireless communications equipment, we use estimated useful lives. To monitor for changes in technology and industry conditions, we periodically evaluate the useful lives of our wireless communications equipment. These evaluations could result in a change in their useful lives in future periods. While we believe our estimates of useful lives are reasonable, significant differences in actual experience or significant changes in our assumptions may materially affect future depreciation expense.

Impairment of Long-Lived Assets

We assess the impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable as measured by the sum of the expected future undiscounted cash flows. Factors management considers that could trigger an impairment review include significant underperformance relative to minimum future operating results, significant change in the manner of use of the assets, significant technological or industry changes, or changes in the strategy for our overall business. When we determine that the carrying value of certain long-lived assets may not be recoverable based upon the existence of one or more of the above impairment indicators, we then measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model.

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. As of March 31, 2003, our valuation allowance was $158.2 million due to uncertainties related to our ability to utilize the deferred tax assets. The deferred tax assets consist principally of certain net operating losses (NOLs) being carried forward, as well as impairment write-downs of intangible assets not currently deductible for tax purposes. The valuation allowance is based on our historical operations projected forward and our estimate of future taxable income and the period over which deferred tax assets will be recoverable. It is possible that we could be profitable in the future at levels that cause us to conclude that it is more likely than not that we will realize a portion or all of the NOL carryforward. Upon reaching such a conclusion, we would immediately record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates, which would be approximately 38% under current tax law. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the provision for income taxes to vary significantly from period to period, although our cash tax payments would remain unaffected until the benefit of the NOLs is utilized or the NOLs expire unused.

Litigation and Other Loss Contingencies

In the ordinary course of business, RCC is subject to litigation and other contingencies. Management must use its best judgment and estimates of probable outcomes when determining the impact. RCC assesses the impact of claims and litigation on a regular basis and updates the assumptions and estimates used to prepare the consolidated financial statements.

INTRODUCTION

Our principal operating objective is to increase revenue and achieve profitability through increased penetration in existing markets. We believe that we can achieve this objective because our rural markets provide growth opportunities due to their lower current penetration rates and reduced competition for customers as compared to wireless systems located in larger metropolitan areas.

We have materially expanded our business since 1996 through a series of acquisitions, increasing the population to whom we market our services from 636,000 to 5.9 million, covering portions of the Midwest, Northeast, South, and Northwest regions. As of March 31, 2003, we provided wireless voice services to approximately 673,000 customers, excluding wholesale customers.

Our revenues primarily consist of service, roaming, and equipment revenues, each of which is described below:

•                  Service revenue includes monthly access charges, charges for airtime used in excess of the time included in the service package purchased, activation fees, long distance charges derived from calls placed by customers as well as wireless and paging equipment lease revenue. Also included are activation fees and charges for such features as voicemail, call waiting, and call forwarding. Service revenue also includes incollect revenue, which consists of charges to our customers when they use their wireless phones in other wireless markets and ETC funding. We do not charge installation or connection fees.

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

In addition to the operating expenses discussed above, RCC also incurs other expenses, primarily interest and dividends on preferred stock.

•                  Interest expense is incurred on borrowings under the credit facility and the senior subordinated notes, the proceeds of which were used to finance acquisitions, repay other borrowings, and further develop RCC’s wireless network. Also contributing to interest expense are adjustments reflecting the ineffective portion of a derivative’s change in fair value, the change in fair market value of derivatives not qualifying for hedge accounting under SFAS No. 133, the amortization of deferred financing costs, the amortization of noncash costs incurred from unwinding certain financial instruments and extraordinary expenses from the extinguishment of debt as required under SFAS No. 145.

•                  Preferred stock dividends are paid on our outstanding preferred securities. We currently pay dividends on our senior and junior exchangeable preferred stock by issuing additional shares. Although we are continuing to evaluate our alternatives, we do not currently anticipate that we will declare cash dividends on our senior exchangeable preferred stock for the foreseeable future, except to the extent, if any, that we may be legally required to do so. Also included in preferred stock dividends are dividends related to our Class M convertible preferred stock and Class T convertible preferred stock.

Customer base

Our customer base contains three types of customers: postpaid, wholesale, and prepaid. Postpaid customers account for the largest portion of our customer base, at 88.2%. These customers pay a monthly access fee for a wireless service plan that generally includes a fixed amount of minutes and certain service features. In addition to the monthly access fee, these customers are typically billed in arrears for long-distance charges, roaming charges, and minutes of use exceeding the rate plans. Our wholesale customers are similar to our postpaid customers in that they pay monthly fees to utilize our network and services; however, the customers are billed by a third party (reseller), who has effectively resold our service to the end user (customer). We in turn bill the third party for the monthly usage of the end user. The wholesale base accounts for 7.8% of our total customer base. Our prepaid customers account for 4.0% of our customer base.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations data as a percentage of total revenues as well as other operating data for the periods indicated.

	(Unaudited) Three months ended March 31,
	2003		2002
(in thousands)	Actual	% of Revenue	Actual	% of Revenue
REVENUES:
Service	$79,787	70.8%	$74,313	71.6%
Roaming	29,062	25.8	26,162	25.2
Equipment	3,876	3.4	3,279	3.2
Total revenues	112,725	100.0	103,754	100.0
OPERATING EXPENSES:
Network costs	24,215	21.5	22,989	22.2
Cost of equipment sales	8,400	7.4	3,451	3.3
Selling, general and administrative	28,967	25.7	26,913	25.9
Depreciation and amortization	20,042	17.8	18,976	18.3
Total operating expenses	81,624	72.4	72,329	69.7
OPERATING INCOME	31,101	27.6	31,425	30.3
OTHER INCOME (EXPENSE):
Interest expense, net	(25,387)	(22.5)	(32,267)	(31.0)
Other	(6)	0.0	135	0.0
Other expense, net	(25,393)	(22.5)	(32,132)	(31.0)
INCOME (LOSS) BEFORE CUMULATIVE EFFECT ADJUSTMENT	5,708	5.1	(707)	(0.7)
CUMULATIVE EFFECT ADJUSTMENT	—	—	(417,064)	(402.0)
NET INCOME (LOSS))	5,708	5.1	(417,771)	(402.7)
PREFERRED STOCK DIVIDEND	(16,173)	(14.4)	(14,541)	(14.0)
NET LOSS APPLICABLE TO COMMON SHARES	$(10,465)	(9.3)%	$(432,312)	(416.7)%

	(Unaudited) Three months ended March 31,
Consolidated Operating Data:	2003	2002

Penetration (1) (2)	11.3%	10.9%

Retention (3)	98.1%	98.0%

Average monthly revenue per customer (4)	$55	$54
Net average monthly revenue per customer including incollect cost(4)	$49	$47
Local service revenue per customer (5)	$40	$39

Acquisition cost per customer (6)	$416	$318
Acquisition cost per customer (excluding phone service depreciation) (6)	$362	$255

Voice customers at period end
Postpaid cellular	643,767	606,039
Prepaid cellular	28,242	34,887
Wholesale	56,697	37,235
Total customers	728,706	678,161

Direct Marketed POPs (1)
RCC Cellular	5,208,000	5,161,000
Wireless Alliance	754,000	732,000
Total POPs	5,962,000	5,893,000

(1)	Reflects 2000 U.S. Census Bureau data updated for December 2002.
(2)	Represents the ratio of wireless voice customers, excluding wholesale customers, at the end of the period to population served (“POPs”).
(3)

Determined for each period by dividing total postpaid wireless voice customers discontinuing service during such period by the average postpaid wireless voice customers for such period (customers at the beginning of the period plus customers at the end of the period, divided by two), dividing that result by the number of months in the period, and subtracting such result from one.

(4)

Determined for each period by dividing service revenue and roaming revenue for such period by the monthly average postpaid and prepaid wireless voice customers for such period (customers at the beginning of the period plus customers at the end of the period, divided by two), and dividing that result by the number of months in such period.

(5)

Determined for each period by dividing service revenue for such period by the monthly average postpaid and prepaid wireless voice customers for such period (customers at the beginning of the period plus customers at the end of the period, divided by two), and dividing that result by the number of months in such period.

(6)

Determined for each period by dividing selling and marketing expenses, net costs of equipment sales, and depreciation of rental telephone equipment by the gross postpaid and prepaid wireless voice customers added during such period.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 (“2003”) COMPARED TO THREE MONTHS ENDED MARCH 31, 2002 (“2002”)

Revenues

Service Revenue. Service revenue for 2003 increased 7.4% to $79.8 million from $74.3 million in 2002. The revenue growth reflects the revenue resulting from additional customers added through increased penetration in existing markets together with moderate increases in local service revenue per customer (“LSR”). The increase in LSR to $40 in 2003 from $39 in 2002 is the result of several factors, including increases in per customer access and features fees.

During 2003, postpaid retention increased to 98.1% compared to 98.0% in 2002. Postpaid net customer additions for 2003 were 4,546 as compared to 6,525 in 2002. RCC had consolidated postpaid gross adds of 40,355 as compared to 41,898 in 2002. Wholesale customer additions were 997 in 2003 as compared to 8,096 in 2002. Prepaid customer net additions in 2003 were 790 as compared to 1,591 in 2002.  Wireless Alliance accounted for 16,816 of our 672,009 post and prepaid customers as of March 31, 2003.

We recorded approximately $383,000 in service revenue during 2003 as a result of ETC status in Alabama, Mississippi and Washington. In early May 2003, we received ETC status in Maine. We have filed additional applications in Kansas, Minnesota, Oregon, and Vermont for ETC status and expect ETC funding from these states in 2003. Under current federal rules, with ETC status in a growing number of states, we are eligible, as many landline companies are, for per customer subsidies in service areas that are low income and high cost to serve. (See Service Revenue Critical Accounting Policies)

Roaming Revenue. For 2003, increases in outcollect minutes continued to offset declines in yield, resulting in roaming revenue increasing 11.1% to $29.1 million as compared to $26.2 million in 2002. Roaming yield for 2003 was $0.21 per minute as compared to $0.29 per minute in 2002.

AT&T Wireless, Verizon Wireless and Cingular account for approximately 85% of our outcollect minutes. Under our agreements with AT&T Wireless, Verizon Wireless, Cingular and other roaming partners, the roaming yield per minute RCC receives from outcollect calling minutes, in addition to the cost per minute RCC pays for our customers’ incollect activity, declines over time.

Equipment Revenue. Equipment revenue increased 18.2% for 2003 to $3.9 million from $3.3 million in 2002. The increase in equipment revenue reflects additional handset revenue resulting from the discontinuation of our phone leasing program.

Operating Expenses

Network Costs. For 2003, network cost increased 5.3% to $24.2 million as compared to $23.0 million in 2002. The increase in network cost reflects increased wholesale toll charges resulting from customer service plans that encourage expanded wireless usage and an increase in rent for our cell sites.  At March 31, 2003, we had 765 cell sites as compared to 684 at March 31, 2002.  Minutes of use on our networks in 2003 increased 35% to 507.8 million as compared to 2002.  Offsetting variable network expense increases was a decline in incollect cost, a material component of network costs, reflecting per minute price declines outpacing minute increases. Incollect cost declined 2.5% in 2003 to $11.0 million as compared to $11.3 million in 2002. Per minute incollect cost for 2003 was $0.16 per minute in 2003 as compared to $0.21 in 2002.

Cost of Equipment Sales. Cost of equipment sales for 2003 increased 143.1% to $8.4 million as compared to $3.5 million in 2002. As a percentage of revenue, cost of equipment sales for 2003 increased to 7.4% as compared to 3.3% in 2002. Contributing to the increase in cost of equipment sales was our decision not to utilize our phone service leasing plans during 2003, under which the cost of handsets is capitalized rather than expensed as cost of equipment sales. During 2003, we did not utilize our phone service program and therefore did not capitalize phone service handsets whereas in 2002, we capitalized $6.8 million in phone service handsets.

Although customers generally are responsible for purchasing or otherwise obtaining their own handsets, we have historically sold handsets below cost to respond to competition and general industry practice and expect to continue to do so in the future, as we believe that this will result in increased revenue from increases in the number of our wireless customers.

Selling, General and Administrative. For 2003, selling, general and administrative expense (“SG&A”) increased 7.6% to $29.0 million as compared to $26.9 million in 2002. The increase in SG&A primarily reflects increases in professional fees, contracted services, ETC administration and costs related to pending ETC applications and sales and marketing. Sales and marketing costs were $12.5 million in 2003 as compared to $12.1 million in 2002.  As a percentage of revenue, SG&A decreased to 25.7% in 2003 from 25.9% in 2002.

Depreciation and Amortization. Depreciation and amortization expense for 2003 increased 5.6% as compared to 2002 to $20.0 million from $19.0 million. The increase in depreciation expense primarily reflects the addition of 81 additional cell sites since March 31, 2002, together with other capital purchases. Phone service equipment depreciation expense for 2003 was $2.7 million as compared to $3.4 million in 2002.

Other Income (Expense)

Interest Expense. Interest expense (net) for 2003, including the effect of SFAS No. 133, decreased 21.3% to $25.4 million as compared to $32.3 million in 2002. The decline in interest expense primarily reflects noncash adjustments related to the accounting for derivative instruments pursuant to SFAS No. 133, declines in interest rates and the 2002 reclassification of $3.3 million in extraordinary costs related to the early extinguishment of debt now reflected in interest expense as required under SFAS No. 145.

The following table sets forth adjustments relating to SFAS No. 133:

	Three months ended March 31, 2003			Three months ended March 31, 2002
(in thousands)	Prior to SFAS No. 133 Adjustment	SFAS No. 133 Adjustment	As Reported	Prior to SFAS No. 133 Adjustment	SFAS No. 133 Adjustment	As Reported
Statement of Operations Data:
Interest expense, net	$23,809	$1,578	$25,387	$25,674	$6,593	$32,267

As of March 31, 2003, the effective rate of interest on our credit facility, excluding the impact of hedge agreements, was 4.21% as compared to 4.64% at March 31, 2002. Long-term debt as of March 31, 2003 was $1.199 billion as compared to $1.211 billion as of December 31, 2002.

Preferred Stock Dividends

Preferred stock dividends in 2003 increased 11.2% to $16.2 million as compared to $14.5 million in 2002. The increase primarily resulted from our practice of paying dividends by issuing additional shares of exchangeable preferred stock rather than in cash, thereby increasing the basis for subsequent dividend distributions. To holders of record on May 1, 2003, RCC expects to distribute 7,044 and 6,155 shares of senior and junior exchangeable preferred stock, respectively, in payment of dividends on May 15, 2003.

We currently pay dividends on our senior and junior exchangeable preferred stock by issuing additional shares. Beginning in August 2003 dividends on our senior exchangeable preferred stock are to be paid in cash, and beginning in May 2005 our junior exchangeable preferred stock dividends are to be paid in cash.  Although we are continuing to evaluate our alternatives, we do not currently anticipate that we will declare cash dividends on our senior exchangeable preferred stock for the foreseeable future, except to the extent, if any, that we may be legally required to do so.

The Certificates of Designation provide that upon the accumulation of accrued and unpaid dividends, if any, on the outstanding senior or junior exchangeable preferred stock in an amount equal to six full quarterly dividends (whether or not consecutive), the holders of a majority of the outstanding shares of the affected exchangeable preferred stock, voting as a class, will be entitled to elect the lesser of two directors or that number of directors constituting 25% of the members of the Board of Directors.

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

LIQUIDITY AND CAPITAL RESOURCES

We need cash primarily for working capital, capital expenditures, debt service, and customer growth. In past years, we have met these requirements through cash flow from operations, borrowings under our credit facility, sales of common and preferred stock, and issuance of senior subordinated notes. During fiscal 2003, we will require cash for capital expenditures associated with network maintenance and enhancements, upgrades to new technologies, interest and principal payments on our outstanding debt, customer acquisition initiatives, payment of dividends on our senior exchangeable preferred stock, should we determine to pay such dividends, and repurchase of an outstanding swaption. We may also require cash to purchase additional spectrum and to retire additional outstanding debt. In addition, we may need substantial cash resources to upgrade our networks to 2.5G and 3.0G technologies starting in 2003. We expect to be able to meet these needs using cash flow from operations, $55.3 million in cash and cash equivalents on hand as of March 31, 2003, and additional borrowings under our credit facility. In the event we need to obtain additional cash from external sources, our ability to obtain such cash will be affected by our operating performance and the capital markets.

Starting in 2003, we anticipate our cash requirements to increase due in part to scheduled principal payments under our credit facility. In 2003, we are required to make our first $36.0 million payment towards our credit facility, which will be followed by increasing principal amounts in subsequent years.

We have been notified by the counterparty that it will exercise the optional early termination provision of the swaption requiring us to pay the counterparty the negative fair market value of the swaption on May 15, 2003. As of March 31, 2003, the swaption was carried on our balance sheet at its fair market value as a $31.6 million liability within current liabilities.

We currently pay dividends on our senior and junior exchangeable preferred stock by issuing additional shares of exchangeable preferred stock. Beginning in August 2003 dividends on our senior exchangeable preferred stock are to be paid in cash, and beginning in May 2005 our junior exchangeable preferred stock dividends are to be paid in cash.  Although we are continuing to evaluate our alternatives, we do not currently anticipate that we will declare cash dividends on our senior exchangeable preferred stock for the foreseeable future, except to the extent, if any, that we may be legally required to do so.

As of March 31, 2003, we had a credit facility with a consortium of lenders providing up to $275.0 million in revolving loans and $986.7 million in term loans. As of March 31, 2003, $793.9 million was outstanding under the credit facility.

In May 2003, we borrowed $115 million under the credit facility for the purpose of enhancing our financial flexibility.

Our credit facility contains certain financial covenants that, among other things, limit our ability to incur indebtedness, make investments, create or permit liens, make capital expenditures, make guarantees, and pay cash dividends. Our financial covenants do not include the operations of Wireless Alliance.

The financial covenants require our cellular operations to comply with the following financial ratios:

	Covenant March 31, 2003	Covenant June 30, 2003	Covenant September 30, 2003	Covenant December 31, 2003	Covenant December 31, 2004	Covenant December 31, 2005 and after

Total leverage ratio	6.50 X	6.50X	5.75X	5.00X	5.00X	5.00X

Senior leverage ratio	4.25X	4.25X	4.25X	4.00X	4.00X	4.00X

Annualized operating cash flow to pro forma debt service	1.05X	1.05X	1.05X	1.05X	1.20X	1.20X

Annualized fixed charge coverage ratio	1.00X	1.00X	1.00X	1.00X	1.00X	1.00X

Annualized operating cash flow to interest expense	1.50X	1.50X	1.50X	1.50X	1.50X	2.00X

Our credit facility also requires the use of derivatives to manage interest rate risk. In January 2002 and March 2001, we obtained amendments and waivers of certain financial covenants in the credit facility. As of March 31, 2003, we were in compliance with all covenants and had $258.9 million in unused capacity under the revolver. Future availability under the revolver will be determined quarterly based on our leverage ratios as described by the credit facility agreement. Although covenants for the fourth quarter of 2003 present a challenge because of the reduction in the required total leverage ratio, based on our current operating budgets, we believe we will be in compliance with all credit facility covenants throughout 2003.

Net cash provided by operating activities was $14.0 million for the three months ended March 31, 2003. Adjustments to the $5.7 million net income to reconcile to net cash provided by operating activities included $20.0 million in depreciation and amortization, a $1.6 million change in financial instruments valuation, a $12.2 million decrease in accounts payable, and a $4.5 million decrease in other accrued expenses.

Net cash used in investing activities for the three months ended March 31, 2003 was $5.6 million, primarily related to purchases of property and equipment. These purchases reflect the continued expansion of our existing wireless coverage and upgrading of existing cell sites and switching equipment.

We also anticipate incurring substantial capital expenditures in connection with the implementation of CDMA and GSM network overlays in our markets.  We continue to evaluate our options and it is likely that both technologies will be deployed, depending on the market.  We anticipate beginning the overlays during the second half of 2003 and expect to be substantially completed by the end of 2005.

Net cash used in financing activities was $7.0 million for the three months ended March 31, 2003, consisting primarily of $11.5 million for the repayments of long-term debt, partially offset by $5.0 million in issuance of new long-term debt.

Forward Looking Statements

Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although RCC believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. A number of factors could cause actual results, performance, achievements of RCC, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include but are not limited to, competitive considerations, success of customer enrollment initiatives, the ability to increase wireless usage and reduce customer acquisition costs, the successful integration of newly acquired operations with RCC’s existing operations, the ability to negotiate favorable roaming agreements, the ability to service debt incurred in connection with expansion, the resolution of certain network technology issues and other factors discussed in RCC’s  Report on Form 10-K for the year ended December 31, 2002 and in other filings with the Securities and Exchange Commission.  Investors are cautioned that all forward-looking statements involve risks and uncertainties.

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

Interest Rate Risk

We use senior subordinated notes and bank credit facilities to finance, in part, capital requirements, and operations. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose us to interest rate risk.

We are required by the terms of our credit facility to maintain interest rate swaps on at least 50% of the principal amount of the loans outstanding for an average period of three years from the date of the hedge agreements. On March 31, 2003, RCC held interest rate swap, reverse swap, swaption and collar agreements with a notional amount of $875.4 million to convert variable rate debt to fixed rate debt. Additionally, we have entered into combination options termed “flooridors” and “caps” with a total notional amount of $427.0 million to reduce our effective borrowing rate on our bank debt in a declining interest rate environment. A substantial portion of the derivatives hedging the credit facility ($325.0 million notional) matures in the second quarter of 2003. In March 2003, we entered into a $200.0 million swap, with a rate of 2.34%, and a $175 million cap with a cap rate of 6.25%, satisfying the credit facility hedging requirements.

RCC’s existing 9 5/8% senior subordinated notes mature in 2008 and are redeemable at our option for a premium after May 15, 2003. Under some conditions, it could become economically desirable to redeem the notes. In order to monetize the value of the option to redeem those notes, we entered into a “swaption” with respect to the notes. The counterparty purchased the swaption from us on March 1, 2001 for $8.7 million. The counterparty has the right to exercise an optional early termination provision of the swaption on May 15, 2003. We have been notified by the counterparty that it will exercise the optional early termination provision of the swaption requiring us to pay the counterparty the negative fair market value of the swaption on May 15, 2003. As of March 31, 2003, the swaption was carried on our balance sheet at its fair market value as a $31.6 million liability within current liabilities. The swaption terminates on March 15, 2008.

RCC’s derivative instruments and valuations are set forth in the table below. The fair values, except for the Class M and Class T convertible preferred stock, are based on quoted market prices or, if quoted market prices are not available, estimates using present value and other valuation techniques.

		Carrying value		Estimated fair market value
(in thousands)	Notional amount	March 31, 2003	December 31, 2002	March 31, 2003	December 31, 2002

Financial assets

Interest rate flooridors (i):
Fleet Bank (terminates May 12, 2003)	$252,000	$311	$631	$311	$631
Interest rate cap (i):
Bear Stearns Bank (terminates March 27, 2006)	175,000	696	—	696	—
Total financial assets	$427,000	$1,007	$631	$1,007	$631

Financial liabilities
Credit facility	$—	$793,853	$793,853	$698,226	$689,064
9 5/8% senior subordinated notes	—	125,000	125,000	90,313	81,250
9 3/4% senior subordinated notes	—	300,000	300,000	216,750	195,000
11 3/8% senior exchangeable preferred stock	—	247,720	240,882	84,225	57,812
12 ¼% junior exchangeable preferred stock	—	200,998	195,035	22,110	42,908
Class M convertible preferred stock (ii)	—	110,000	110,000	110,000	110,000
Class T convertible preferred stock (ii)	—	7,541	7,541	7,541	7,541
	—	1,785,112	1,772,311	1,229,165	1,183,575
Derivative financial instruments
Interest rate swap agreements:
TD Securities (terminates May 16, 2005)	84,000	8,563	9,010	8,563	9,010
PNC Bank (terminates May 16, 2003)	42,000	331	975	331	975
Fleet Bank (terminates March 7, 2006)	200,000	628	—	628	—
Reverse swap agreements (i):
Fleet Bank (terminates January 15, 2010)	75,000	1,473	1,832	1,473	1,832
Dresdner Bank (terminates January 15, 2010)	60,390	1,039	1,316	1,039	1,316
Interest rate collar agreements:
PNC Bank (terminates May 25, 2003)	47,000	364	966	364	966
Union Bank (terminates June 5, 2003)	96,000	717	1,622	717	1,622
PNC Bank (terminates June 6, 2003)	94,000	781	1,827	781	1,827
Union Bank (terminates June 5, 2003)	46,000	395	936	395	936
Swaption (iii):
TD Securities (terminates March 15, 2008)	131,016	31,556	30,072	31,556	30,072

	875,406	45,847	48,556	45,847	48,556
Other long-term liabilities	—	347	323	347	323
Total financial liabilities	$875,406	$1,831,306	$1,821,190	$1,275,359	$1,232,454

(i)

These financial instruments do not qualify for hedge accounting treatment under SFAS No. 133 and as such are recorded in the balance sheet at fair value with related changes in fair value included in the statement of operations.

(ii)	These financial instruments are not actively traded and, therefore, the estimated fair market value is stated at the carrying value.
(iii)

Rural Cellular Corporation has $125 million in subordinated debt that was issued in May 1998 and matures in May 2008. The $8.7 million value of an embedded call option within the subordinated debt was monetized in March 2001, resulting in a swaption. The swaption does not qualify for hedge accounting treatment under SFAS No. 133 and as such is recorded in the balance sheet at fair value with related changes in fair value included in the statement of operations.

Item 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of RCC’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to RCC required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Securities Claims. RCC and certain of our officers have been named as defendants in the following actions:

* In Re Rural Cellular Corporation Securities Litigation, Civil Action No.: 02-4893 PAM/RLE, U.S. District Court for the District of Minnesota.

Between December 24, 2002 and February 14, 2003, four securities class actions were commenced against RCC and three of its executive officers.  On April 4, 2003, the court consolidated the four actions into the single action identified above and appointed two lead plaintiffs.  The lead plaintiffs seek to represent a class consisting of all persons (except defendants) who purchased the common stock of RCC in the market during the time period commencing in either May 2001 or on January 6, 2002, and continuing through November 12, 2002.

The lead plaintiffs will serve and file a consolidated amended complaint by July 3, 2003.  At present, the lead plaintiffs allege that RCC’s publicly-announced financial results misstated the actual performance because RCC had inappropriately accounted for certain transactions.  The lead plaintiffs further allege that, as a result, the market price of RCC securities was artificially inflated during the class period.  The lead plaintiffs allege that defendants are liable under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  The lead plaintiffs seek compensatory damages in an unspecified amount, plus their attorneys’ fees, and costs.

The defendants are beneficiaries of directors’ and officers’ liability insurance, which includes coverage for securities claims, subject to certain exclusions. The carriers have been notified of these actions and have agreed to reimburse the defendants’ costs of defense under a reservation of rights.

Derivative Action. The following is a purported derivative action brought against all of RCC’s directors and against Rural Cellular Corporation, as a nominal defendant.

*Hiene Junge v. Richard P. Ekstrand, Wesley E. Schultz, Ann K. Newhall, Jeffrey S. Gilbert, Marvin C. Nicolai, George M. Revering, Don C. Swenson, George W. Wikstrom, Paul J. Finnegan, and John Hunt; and Rural Cellular Corporation as nominal defendant, commenced on or about February  20, 2003 in Douglas County District Court, Alexandria, Minnesota.

The plaintiff is a shareholder of RCC and claims to bring suit on behalf of RCC. No pre-lawsuit demand to investigate the allegations or bring the action was made on the board of directors. The plaintiff alleges that the directors breached their fiduciary duties to RCC, or abused their control, or grossly mismanaged RCC, or wasted company assets, by allowing or causing RCC to improperly account for certain transactions in its financial statements during the time period from May 2001 through November 12, 2002. The plaintiff further alleges that the improper accounting eventually led to the commencement of federal securities class actions (described above) against the company, which allegedly will cause RCC to expend significant sums of money. The plaintiff seeks compensatory damages against the directors in an unspecified amount, plus his attorneys’ fees and costs.

Other Claims. RCC is involved from time to time in other routine legal matters and other claims incidental to our business. RCC believes that the resolution of such routine matters and other incidental claims, taking into account established reserves and insurance, will not have a material adverse impact on its consolidated financial position or results of operations.

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

The following Reports on Form 8-K were filed during the three months ended March 31, 2003:

•                  Report on Form 8-K dated February 25, 2003 reporting under Items 7 and 9 certain financial results for the fourth quarter and year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RURAL CELLULAR CORPORATION
(Registrant)

Dated: May 14, 2003	/s/ Richard P. Ekstrand
Richard P. Ekstrand
President and Chief Executive Officer

Dated: May 14, 2003	/s/ Wesley E. Schultz
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

(5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

      (a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

      (b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6) The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By: /s/ Richard P. Ekstrand
Richard P. Ekstrand
President and Chief Executive Officer

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

(5) The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

      (a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

      (b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6) The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By: /s/ Wesley E. Schultz
Wesley E. Schultz
Executive Vice President and Chief Financial Officer