Form 10-Q
period 2003-06-30
RURAL CELLULAR CORP
filed 2003-08-14
CIK 869561

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2003.

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the transition period from_________to_________.

Commission File Number 0-27416

RURAL CELLULAR CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1693295 (I.R.S.Employer Identification No.)

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

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). ☐ YES    NO ☒

Number of shares of common stock outstanding as of the close of business on August 4, 2003:

Class A	11,491,048
Class B	577,091

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
ASSETS
(Unaudited)

	As of

	June 30,	December 31,
	2003	2002

CURRENT ASSETS:
Cash and cash equivalents	$147,033	$53,788
Accounts receivable, less allowance for doubtful accounts of $3,209 and $3,096	56,060	46,442
Inventories	5,214	6,624
Other current assets	5,248	3,217

Total current assets	213,555	110,071

PROPERTY AND EQUIPMENT, less accumulated depreciation of $190,949 and $172,629	230,583	240,536

LICENSES AND OTHER ASSETS:
Licenses, net	618,576	618,576
Goodwill, net	369,829	369,829
Customer lists, net	82,473	92,748
Deferred debt issuance costs, less accumulated amortization of $13,527 and $11,427	24,034	25,176
Other assets, less accumulated amortization of $1,574 and $1,432	6,032	6,042

Total licenses and other assets	1,100,944	1,112,371

	$1,545,082	$1,462,978

The accompanying notes are an integral part of these condensed consolidated balance sheets.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
LIABILITIES AND SHAREHOLDERS’ DEFICIT
(Unaudited)

	As of

	June 30,	December 31,
	2003	2002

CURRENT LIABILITIES:
Accounts payable	$37,012	$41,633
Current portion of long-term debt	52,440	79,047
Advance billings and customer deposits	10,888	10,447
Accrued interest	18,035	18,476
Dividends payable	3,171	6,412
Other accrued expenses	9,022	9,552

Total current liabilities	130,568	165,567
LONG-TERM LIABILITIES	1,296,551	1,211,026

Total liabilities	1,427,119	1,376,593

REDEEMABLE PREFERRED STOCK	605,343	569,500
SHAREHOLDERS’ DEFICIT:
Class A common stock; $.01 par value; 200,000 shares authorized, 11,455 and 11,229 issued	115	112
Class B common stock; $.01 par value; 10,000 shares authorized, 613 and 693 issued	6	7
Additional paid-in capital	192,407	192,294
Accumulated deficit	(679,591)	(669,508)
Accumulated other comprehensive loss	(317)	(6,020)

Total shareholders’ deficit	(487,380)	(483,115)

	$1,545,082	$1,462,978

The accompanying notes are an integral part of these condensed consolidated balance sheets.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

REVENUE:
Service	$90,904	$80,473	$171,827	$155,970
Roaming	31,789	33,855	60,851	60,017
Equipment	4,427	4,564	8,303	7,843

Total revenue	127,120	118,892	240,981	223,830

OPERATING EXPENSES:
Network costs, excluding depreciation and amortization	24,589	25,909	48,804	48,898
Cost of equipment sales	8,724	4,520	17,124	7,971
Selling, general and administrative	32,864	29,752	62,967	57,849
Depreciation and amortization	19,711	20,533	39,753	39,509

Total operating expenses	85,888	80,714	168,648	154,227

OPERATING INCOME	41,232	38,178	72,333	69,603

OTHER INCOME (EXPENSE):
Interest expense, net	(25,235)	(26,818)	(50,622)	(59,085)
Other	994	(57)	988	78

Other expense, net	(24,241)	(26,875)	(49,634)	(59,007)

INCOME BEFORE CUMULATIVE EFFECT ADJUSTMENT	16,991	11,303	22,699	10,596
CUMULATIVE EFFECT ADJUSTMENT	—	—	—	(417,064)

NET INCOME (LOSS)	16,991	11,303	22,699	(406,468)

PREFERRED STOCK DIVIDEND	(16,609)	(14,932)	(32,782)	(29,473)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$382	$(3,629)	$(10,083)	$(435,941)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES:
Net income (loss) per share applicable to common shares before cumulative effect adjustment	$0.03	$(0.30)	$(0.84)	$(1.59)
Cumulative effect adjustment	—	—	—	(34.99)

Net income (loss) per basic and diluted share	$0.03	$(0.30)	$(0.84)	$(36.58)

WEIGHTED AVERAGE SHARES USED TO COMPUTE INCOME (LOSS) PER SHARE:
Basic	12,068	11,921	12,050	11,919
Diluted	12,123	11,921	12,050	11,919
COMPREHENSIVE LOSS:
Net income (loss) applicable to common shares	$382	$(3,629)	$(10,083)	$(435,941)
Hedging activity: mark-to-market adjustments – financial instruments	1,961	73	5,703	2,517

TOTAL COMPREHENSIVE INCOME (LOSS)	$2,343	$(3,556)	$(4,380)	$(433,424)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six months ended June 30,

	2003	2002

OPERATING ACTIVITIES:
Net income (loss)	$22,699	$(406,468)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	39,753	39,509
Loss on extinguishment of debt	—	3,319
Mark-to-market adjustments – financial instruments	3,736	9,117
Cumulative effect adjustment	—	417,064
Other	1,425	1,580
Change in other operating elements:
Accounts receivable	(9,618)	(5,801)
Inventories	1,410	2,251
Other current assets	(2,031)	(675)
Accounts payable	(4,621)	(4,558)
Advance billings and customer deposits	441	1,794
Other accrued expenses	(971)	7,034

Net cash provided by operating activities	52,223	64,166

INVESTING ACTIVITIES:
Purchases of property and equipment	(19,757)	(25,630)
Proceeds from sale of REC/RTB stock	—	650
Proceeds from sale of property and equipment	195	—
Other	4	51

Net cash used in investing activities	(19,558)	(24,929)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	113	330
Proceeds from issuance of long-term debt	120,000	342,550
Repayments of long-term debt	(23,486)	(360,208)
Payments of debt issuance costs	(1,071)	(10,244)
Repayment of swaption	(34,184)	—
Other	(792)	(101)

Net cash provided by (used in) financing activities	60,580	(27,673)

NET INCREASE IN CASH AND CASH EQUIVALENTS	93,245	11,564
CASH AND CASH EQUIVALENTS, at beginning of period	53,788	1,995

CASH AND CASH EQUIVALENTS, at end of period	$147,033	$13,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

Supplemental Disclosure of Condensed Consolidated Cash Flow Information

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2003	2002	2003	2002

Cash paid for:
Interest	$25,129	$24,494	$50,747	$39,907
Noncash financing transactions:
Preferred security dividends	$16,609	$14,932	$32,782	$29,473

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1) BASIS OF PRESENTATION:

Throughout this document, Rural Cellular Corporation and its subsidiaries are referred to as “RCC,” “we,” “our,” or “us.”

The accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2003 and 2002 have been prepared by management. In the opinion of management, only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 24, 2003. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the operating results for the full fiscal year or for any other interim periods.

2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Effective June 2003, we adopted the provisions of Emerging Issues Task Forces (“EITF”) No. 01-14 (“EITF 01-14”), “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” which requires reimbursements received for out-of-pocket expenses to be characterized as revenue with offsetting expenses included in operating expense. We previously treated Universal Service Fund contributions and certain other regulatory fees, which, at our option, we passed on to our customers, as offsetting balance sheet transactions. Effective in the second quarter of 2003, these transactions increase service revenue and selling, general, and administrative expense. Prior period amounts have been reclassified to provide consistent treatment. None of these reclassifications had an impact on operating income or net income (loss).

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS No. 150,”) “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument with certain defined characteristics as a liability (or an asset in some circumstances). The requirements of this statement apply to an issuer’s classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We are in the process of assessing the final impact of adopting SFAS No. 150 on our financial position and results of operations, however management does not anticipate a cumulative effect adjustment upon adoption.

In April 2003, the FASB issued SFAS No. 149, “Amendment on Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”), which amends and clarifies the accounting guidance on derivative instruments and hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 also amends certain other existing pronouncements to provide more uniform reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective for us on a prospective basis for contracts entered into or modified and for hedging relationships designated for fiscal periods beginning after June 30, 2003. We do not believe this statement will have an impact on our results of operations, financial position, or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123” (“SFAS No. 123”). SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for employee stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in annual and interim financial statements about the method of accounting used by the issuer for stock-based compensation and its effect on the issuer’s reported results.

We account for stock options under Accounting Principles Board Opinion No. 25, recognizing no compensation cost. Had compensation cost for our plans been determined in accordance with SFAS No. 148 and SFAS No. 123, our results of operations and net loss per share would have been adjusted to the following pro forma amounts:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except for per share
data)	2003	2002	2003	2002

Net income (loss) applicable to common shares:
As reported	$382	$(3,629)	$(10,083)	$(435,941)
Fair value compensation expense	(773)	(1,322)	(1,546)	(2,645)

Pro forma	$(391)	$(4,951)	$(11,629)	$(438,586)

Net income (loss) per basic and diluted share:
As reported	$0.03	$(0.30)	$(0.84)	$(36.58)
Fair value compensation expense	(0.06)	(0.12)	(0.13)	(0.22)

Pro forma	$(0.03)	$(0.42)	$(0.97)	$(36.80)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2003 and 2002: expected volatility of 93% and 88%, respectively; risk-free interest rates of 4.25% in 2003 and 2002; expected life of 10 years and no expected dividend yield. The weighted average per share fair value of options granted in 2003 and 2002 was $1.23 and $3.85 per share, respectively.

In November 2002, the EITF reached consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This consensus requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The sale of wireless service with an accompanying handset constitutes a revenue arrangement with multiple deliverables. As of June 15, 2003, we adopted the provisions of this consensus for revenue arrangements. Based on our analysis we have determined that our current accounting treatment meets the EITF guidance and will not impact our results of operations, financial position, and cash flows.

3) LICENSES AND OTHER INTANGIBLE ASSETS:

The components of licenses and other intangible assets are as follows:

	As of June 30, 2003			As of December 31, 2002

	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
(in thousands)	Value	Amortization	Value	Value	Amortization	Value

Licenses	$668,985	$(50,409)	$618,576	$668,985	$(50,409)	$618,576
Other intangible assets:
Goodwill	402,165	(32,336)	369,829	402,165	(32,336)	369,829
Customer lists	159,030	(76,557)	82,473	159,030	(66,282)	92,748

Total	$1,230,180	$(159,302)	$1,070,878	$1,230,180	$(149,027)	$1,081,153

Customer list amortization expense for the three and six months ended June 30, 2003 was approximately $5.1 and $10.3 million, respectively. It is estimated to be approximately $10.3 million for the remainder of 2003, $20.6 million in each of 2004 through 2006, and $10.3 million in 2007.

4) LONG-TERM LIABILITIES:

We had the following long-term liabilities outstanding (in thousands):

	June 30,	December 31,
	2003	2002

Credit facility (long-term portion):
Revolver	$131,142	$16,142
Term Loan A (terminates 04/03/2008)	290,344	316,540
Term Loan B (terminates 10/03/2008)	184,290	185,223
Term Loan C (terminates 04/03/2009)	184,290	185,223
Term Loan D (terminates 10/03/2009)	54,489	54,766

	844,555	757,894
9 ¾% senior subordinated notes	300,000	300,000
9 5/8% senior subordinated notes	125,000	125,000
Derivative financial instruments	10,978	12,158
Deferred tax liability and other	16,018	15,974

Long-term liabilities	$1,296,551	$1,211,026

Credit facility – Advances under the credit facility bear interest at the London Interbank Offering Rate (“LIBOR”) plus an applicable margin based on our ratio of indebtedness to annualized operating cash flow as of the end of the most recently completed fiscal quarter. As of June 30, 2003, the effective rate of interest on the credit facility, excluding the impact of hedge agreements, was 4.49%. A commitment fee not to exceed 0.50% on the unused portion of the credit facility is payable quarterly. Borrowings under the credit facility are secured by a pledge of substantially all the assets of RCC, excluding our 70% ownership in Wireless Alliance, LLC. At June 30, 2003, we had $135.3 million in unused capacity under the revolver. Future availability under the revolver will be determined quarterly based on our leverage ratios as described in the credit facility agreement.

The credit facility is subject to various covenants, including the ratio of senior indebtedness to annualized operating cash flow, the ratio of total indebtedness to annualized operating cash flow, and the ratio of annualized operating cash flow to interest expense. Mandatory commitment reductions are required upon any material sale of assets.

In August 2003, January 2002, and March 2001 we obtained amendments and waivers of certain of the financial covenants in the credit facility.

9 5/8 % Senior Subordinated Notes - In 1998, we issued $125 million principal amount of 9 5/8% senior subordinated notes due 2008. Interest on the senior subordinated notes is payable semi-annually on May 15 and November 15. The senior subordinated notes will mature on May 15, 2008, and are redeemable, in whole or in part, at our option, at any time on or after May 15, 2003.

9 3/4 % Senior Subordinated Notes - In 2002, we issued $300 million principal amount of 9 ¾% senior subordinated notes due 2010. Interest on the 9 ¾% senior subordinated notes is payable semi-annually on

January 15 and July 15. The 9¾% senior subordinated notes will mature on January 15, 2010, and are redeemable, in whole or in part, at the option of RCC, at any time on or after January 16, 2006.

Current portion of long-term debt - The current portion of our long-term debt included the following:

	As of

	June 30,	December 31,
(in thousands)	2003	2002

Current portion of credit facility
Term Loan A (terminates 04/03/2008)	$48,027	$32,745
Term Loan B (terminates 10/03/2008)	1,866	1,400
Term Loan C (terminates 04/03/2009)	1,866	1,400
Term Loan D (terminates 10/03/2009)	552	414

	52,311	35,959
Financial Instruments
Swaption (1)	—	30,072
Other financial instruments	—	6,326
Purchase option agreement (2)	—	6,500
Other	129	190

Total	$52,440	$79,047

(1)	The counterparty exercised the optional early termination provision of the Swaption, requiring RCC to pay the counterparty the negative fair market value of the swaption on May 15, 2003 of $34.2 million.

(2)	In conjunction with an acquisition, we entered into a purchase option to acquire certain cell sites in the future for $6.5 million. We exercised the option on February 28, 2003. At December 31, 2002, the option was included in current liabilities. We assumed an agreement to utilize the assets covered by the option for the period prior to exercising the option.

5) FINANCIAL INSTRUMENTS

We use derivative financial instruments to reduce our exposure to adverse fluctuations in interest rates, to meet bank covenants, and to reduce borrowing rates. RCC is not a party to leveraged derivatives and does not hold or issue financial instruments for speculative purposes.

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (as amended by SFAS No. 137, No. 138 and No. 149) (“SFAS No. 133”), requires that an entity determine the fair value of all derivatives and recognize them as either assets or liabilities on the balance sheet. The changes in fair value of the derivative are booked based on the intended use of the derivative, the ability to meet hedge designation criteria and the degree of effectiveness measured at each period end.

Interest Rate Management

At June 30, 2003, RCC held derivative instruments with a notional amount of $459.0 million. Because we are required under the terms of our credit facility to mitigate the risk of rising interest rates on at least 50% of the principal amount of the loans outstanding for an average period of three years from the date of the hedge agreements, RCC uses collars, swaps, and caps to hedge credit facility debt. These derivatives are recorded on the balance sheet at fair value with related changes in fair value included in the statement of operations and are not accounted for as hedges under SFAS No. 133.

RCC’s derivative instruments and valuations are set forth in the table below. The fair values, except for the Class M and Class T convertible preferred stock, are based on quoted market prices or, if quoted market prices are not available, estimates using present value and other valuation techniques. During the second quarter of 2003, derivative instruments with a notional amount of $843.1 million expired or were terminated at the option of RCC or the counterparty.

		Carrying value		Estimated fair market value

		June 30,	December 31,	June 30,	December 31,
	Notional
(Dollars in thousands)	amount	2003	2002	2003	2002

Financial assets
Interest rate flooridors :
Fleet Bank (terminated May 12, 2003)	—	$—	$631	$—	$631
Interest rate cap (1):
Bear Stearns Bank (terminates March 27, 2006)	175,000	522	—	522	—

Total financial assets	$175,000	$522	$631	$522	$631

Financial liabilities
Credit facility	$—	$896,866	$793,853	$834,085	$689,064
9 5/8% senior subordinated notes	—	125,000	125,000	110,313	81,250
9 3/4% senior subordinated notes	—	300,000	300,000	268,875	195,000
11 3/8% senior exchangeable preferred stock	—	254,676	240,882	160,446	57,812
12 ¼% junior exchangeable preferred stock	—	208,085	195,035	84,391	42,908
Class M convertible preferred stock (2)	—	110,000	110,000	110,000	110,000
Class T convertible preferred stock (2)	—	7,541	7,541	7,541	7,541

	—	1,902,168	1,772,311	1,575,651	1,183,575
Derivative financial instruments
Interest rate swap agreements (1):
TD Securities (terminates May 16, 2005)	84,000	8,066	9,010	8,066	9,010
PNC Bank (terminated May 16, 2003)	—	—	975	—	975
Fleet Bank (terminates March 7, 2006)	200,000	2,912	—	2,912	—
Reverse swap agreements:
Fleet Bank (terminated June 2, 2003)	—	—	1,832	—	1,832
Dresdner Bank (terminated June 2, 2003)	—	—	1,316	—	1,316
Interest rate collar agreements:
PNC Bank (terminated May 25, 2003)	—	—	966	—	966
Union Bank (terminated June 5, 2003)	—	—	1,622	—	1,622
PNC Bank (terminated June 6, 2003)	—	—	1,827	—	1,827
Union Bank (terminated June 5, 2003)	—	—	936	—	936
Swaption (3):
TD Securities (terminated May 15, 2003)	—	—	30,072	—	30,072

	284,000	10,978	48,556	10,978	48,556
Other long-term liabilities	—	367	323	367	323

Total financial liabilities	$284,000	$1,913,513	$1,821,190	$1,586,996	$1,232,454

(1)	Recorded on our balance sheet at fair value, with related changes in fair value included in the statement of operations, and is not accounted for as a hedge under SFAS No. 133.

(2)	These financial instruments are not actively traded and, therefore, the estimated fair market value is stated at the carrying value.

(3)	We issued $125 million in subordinated debt in May 1998 that matures in May 2008. The $8.7 million value of an embedded call option within the subordinated debt was monetized in March 2001, resulting in a swaption. The swaption does not qualify for hedge accounting treatment under SFAS No. 133 and, as such, is recorded in the balance sheet at fair value with related changes in fair value included in the statement of operations. On May 15, 2003, the counterparty exercised its option to terminate the swaption, and we paid the counterparty $34.2 million.

6) PREFERRED SECURITIES:

We have issued the following preferred stock with liquidation preferences of $1,000 per share:

				Other		Shares
			Conversion	features,	Number of	distributed as	Accrued
	Mandatory	Dividend	price to	rights,	shares	dividends	dividends at
	Redemption	rate per	common	preferences	originally	through	June 30, 2003
	Date	annum	stock	and powers	issued	June 30, 2003	(In thousands)

Senior
Exchangeable
Preferred Stock	May 2010	11.375%	—	Non-Voting	150,000	104,676	$3,621
Junior
Exchangeable
Preferred Stock	February 2011	12.250%	—	Non-Voting	140,000	67,085	3,171
Class M Voting
Convertible
Preferred Stock	April 2012	8.000%	$53.000	Voting	110,000	—	32,235
Class T Convertible
Preferred Stock	April 2020	4.000%	$50.631	Non-Voting	7,541	—	979

Total					407,541	171,761	$40,006

Preferred security balance sheet reconciliation (in thousands):

As of
June 30, 2003

Preferred securities originally issued	$407,541
Preferred dividends issued (junior and senior )	171,761
Accrued long-term preferred security dividends (Senior, Class M and Class T)	36,835
Unamortized issuance costs	(10,794)

Net preferred securities	$605,343

Dividends on the senior exchangeable preferred stock are cumulative, are payable quarterly, and may be paid, at our option, on any dividend payment date occurring on or before May 15, 2003, either in cash or by the issuance of additional shares of senior exchangeable preferred stock having an aggregate liquidation preference equal to the amount of such dividends. Although we are continuing to evaluate our alternatives, we do not currently anticipate that we will declare cash dividends on our senior exchangeable preferred stock for the foreseeable future, except to the extent, if any, that we may be legally required to do so. We have continued to accrue the undeclared dividends by increasing the carrying amount of the preferred stock as the dividends are payable under the mandatory redemption feature.

Dividends on the junior exchangeable preferred stock are cumulative, are payable quarterly, and may be paid, at our option, on any dividend payment date occurring on or before February 15, 2005, either in cash or by the issuance of additional shares of junior exchangeable preferred stock having an aggregate liquidation preference equal to the amount of such dividends.

The senior and junior exchangeable preferred stock are non-voting, except as otherwise required by law and as provided in their respective Certificates of Designation. Each Certificate of Designation provides that at any time cash dividends on the outstanding exchangeable preferred stock are in arrears and unpaid for six or more quarterly dividend periods (whether or not consecutive), the holders of a majority of the outstanding shares of the affected exchangeable preferred stock, voting as a class, will be entitled to elect the lesser of two directors or that number of directors constituting 25% of the members of the Board of Directors. The voting rights will continue until such time as all dividends in arrears on the exchangeable preferred stock are paid in full (and in the case of dividends payable on the senior exchangeable preferred stock after May 15, 2003, or in the case of dividends payable on the junior exchangeable preferred stock after February 15, 2005, are paid in cash), at which time the terms of any directors elected pursuant to such voting rights will terminate. Voting rights may also be triggered by other events described in the Certificates of Designation.

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

7) EVENTS SUBSEQUENT TO JUNE 30, 2003

Placement of senior notes and credit facility amendment

On August 1, 2003, we completed the placement of $325 million principal amount of 9 7/8% senior notes due 2010. Interest on the notes is payable semi-annually on February 1 and August 1. The net proceeds from the offering, together with existing cash, were used to reduce outstanding borrowings under our credit facility by $356.1 million, as follows:

•	$131.1 million under the revolving credit facility,

•	$99.4 million under Term Loan A,

•	$54.7 million under Term Loan B,

•	$54.7 million under Term Loan C, and

•	$16.2 million under Term Loan D.

On August 1, 2003, after giving effect to the offering and the pay down of the credit facility, $541 million remained outstanding under our credit facility. As of August 1, 2003, we had $60 million of availability remaining unused under the credit facility revolver in addition to approximately $100 million in cash and cash equivalents on hand.

In conjunction with the completed senior notes offering, we amended our credit facility. The credit facility amendment includes a $100 million basket that may be used toward the repurchase of our senior notes, subordinated notes or any of our preferred stock. Such repurchases are limited by covenants in other governing instruments, which may fluctuate. We may, in our sole discretion, determine to acquire such securities through open market purchases, privately negotiated transactions, or otherwise, upon such terms and at such prices as we may determine from time to time. Prior to any acquisition of preferred shares, we are required to pay any previously unpaid cash dividends on the senior preferred stock. Any such dividends would reduce the credit facility basket referred to above.

Amendments to the credit facility included:

•	changes in the financial covenants,

•	a requirement to refinance or extend the maturity date of our 9 7/8% senior notes beyond March 31, 2010, on or before July 31, 2009, or an event of default will occur,

•	a requirement to refinance or extend the maturity date of our 9 5/8% senior subordinated notes due 2008 beyond January 1, 2010, on or before November 15, 2007, or an event of default will occur,

•	the addition of a letter of credit subfacility of up to $5.0 million,

•	increase in the applicable margins with respect to the interest rates applicable to the outstanding debt under the credit facility, and

•	a requirement that no less than 50% of our total debt be fixed rate debt, after giving effect to our interest rate hedging agreements.

Ratings change on our senior subordinated notes and senior exchangeable preferred stock

On July 21, 2003, Standard & Poor’s Ratings Services lowered its ratings on our senior subordinated notes to CCC, the rating on our senior exchangeable preferred stock to D, and the rating on our junior exchangeable preferred stock to CCC - . On July 22, 2003, Moody’s Investors Service announced that it had lowered the rating on our senior subordinated notes to Caa2, the rating on our senior exchangeable preferred stock to Ca, and the rating on our junior exchangeable preferred stock to C.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of revenue, expenses, assets, and liabilities during the periods reported. Estimates are used when accounting for certain items such as unbilled revenue, allowance for doubtful accounts, depreciation and amortization periods, income taxes, valuation of intangible assets, and litigation contingencies. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Goodwill and Indefinite-Lived Intangible Assets

We evaluate our goodwill and indefinite-lived intangible assets for impairment at least annually and more frequently when indicators of impairment exist. Effective with the adoption of SFAS No. 142, we are no longer amortizing goodwill or indefinite-lived assets. Additionally, we have reassessed the useful lives of previously recognized intangible assets (primarily customer lists and FCC licensing costs). Regarding the useful life of our customer lists, we determined our current policy continues to be appropriate. A significant portion of our intangible assets consists of licenses that provide our wireless operations with the exclusive right to utilize certain radio frequency spectrum to provide cellular communication services. While licenses are issued for only a fixed time, generally ten years, such licenses are subject to renewal by the FCC. Renewals of licenses have occurred routinely and at nominal cost. Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful lives of our wireless licenses. As a result, licenses will be treated as indefinite-lived intangible assets under the provisions of SFAS No. 142 and will not be amortized but rather will be tested for impairment. We will reevaluate the useful life determination for licenses each quarter to determine whether events and circumstances continue to support an indefinite useful life.

Following adoption of SFAS No. 142 in 2002, we completed an impairment test for both our goodwill and licenses and determined that there were impairments of $5.0 million and $412.0 million, respectively. We used a fair value approach, using primarily discounted cash flows, to complete the transitional impairment tests. In accordance with SFAS No. 142, the impairment charges were recorded as a cumulative change in accounting principle in our consolidated financial statements for the first quarter of 2002.

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

Revenue Recognition – Service

We recognize service revenue based upon minutes of use processed and contracted fees, net of credits and adjustments for service discounts. As a result of our billing cycle cut-off times, we are required to make estimates for service revenue earned, but not yet billed, at the end of each month. These estimates are based primarily upon historical minutes of use processed. We follow this method since reasonable, dependable estimates of the revenue can be made. Actual billing cycle results and related revenue may vary from the results estimated at the end of each quarter, depending on customer usage and rate plan mix.

Recently, we started to receive Universal Service Fund revenue reflecting our Eligible Telecommunications Carrier (“ETC”) status in certain states. We have a limited historical basis in determining the time required for reimbursement subsequent to our request. Therefore, until we have adequate experience or have a reasonable assurance as to the amount and timing of the receipt of these funds, we will recognize revenue upon cash receipt.

Revenue Recognition – Roaming Revenue and Incollect Cost

Roaming revenue and incollect cost information is provided to us primarily through a third party centralized clearinghouse. From the clearinghouse we receive monthly settlement data. We base our accrual of roaming revenue and incollect expense on these clearinghouse reports. We follow this method since reasonably dependable estimates of roaming revenue and incollect cost can be made.

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

Impairment of Long-Lived Assets

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. We adopted this statement on January 1, 2002.

Under SFAS No. 144, we assess the impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable as measured by the sum of the expected future undiscounted cash flows. Factors management considers that could trigger an impairment review include significant underperformance relative to minimum future operating results, significant change in the manner of use of the assets, significant technological or industry changes, or changes in the strategy for our overall business. When we determine that the carrying value of certain long-lived assets may not be recoverable based upon the existence of one or more of the above impairment indicators, we then measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model.

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. As of June 30, 2003, our valuation allowance was $158.2 million due to uncertainties related to our ability to utilize the deferred tax assets. The deferred tax assets consist principally of certain net operating losses (“NOLs”) being carried forward, as well as impairment write-downs of intangible assets not currently deductible for tax purposes. The valuation allowance is based on our historical operations projected forward and our estimate of future taxable income and the period over which deferred tax assets will be recoverable. It is possible that we could be profitable in the future at levels that cause us to conclude that it is more likely than not that we will realize a portion or all of the NOL carryforward. Upon reaching such a conclusion, we would immediately record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates, which would be approximately 38% under current tax law. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the provision for income taxes to vary significantly from period to period, although our cash tax payments would remain unaffected until the benefit of the NOLs is utilized or the NOLs expire unused.

Litigation and Other Loss Contingencies

In the ordinary course of business, we are subject to litigation and other contingencies. Management must use its best judgment and estimates of probable outcomes when determining the impact of these contingencies. We assess the impact of claims and litigation on a regular basis and update the assumptions and estimates used to prepare the consolidated financial statements.

INTRODUCTION

Our principal operating objective is to increase revenue and achieve profitability through increased penetration in existing wireless markets. We believe that we can achieve this objective because our rural markets provide growth opportunities due to their lower current penetration rates and reduced competition for customers as compared to wireless systems located in larger metropolitan areas.

We have materially expanded our business since 1996 through a series of acquisitions, increasing the population to whom we market our services from 636,000 to 5.9 million, covering portions of the Midwest, Northeast, South, and Northwest regions. As of June 30, 2003, we provided wireless voice services to approximately 679,000 customers, excluding wholesale customers.

Our revenue primarily consists of service, roaming, and equipment revenue, each of which is described below:

•	Service revenue includes monthly access charges, charges for airtime used in excess of the time included in the service package purchased, activation fees, long distance charges derived from calls placed by customers as well as wireless and paging equipment lease revenue. Also included are charges for features such as voicemail, call waiting, call forwarding, and incollect revenue, which consists of charges to our customers when they use their wireless phones in other wireless markets. We do not charge installation or connection fees.

We include in service revenue the USF support funding that we are eligible for as a result of our ETC status in certain states.

We have adopted the provisions of Emerging Issues Task Force’s (“EITF”) No. EITF 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” which requires reimbursements received for out-of-pocket expenses to be characterized as service revenue with offsetting expenses included in operating expenses.

•	Roaming revenue includes only outcollect revenue, which we receive when other wireless providers’ customers use our network.

•	Equipment revenue includes sales of wireless and paging equipment, and accessories to customers, and network equipment reselling.

Our operating expenses include network costs, cost of equipment sales, selling, general and administrative expenses, and depreciation and amortization, each of which is described below:

•	Network costs include switching and transport expenses and expenses associated with the maintenance and operation of our wireless network facilities, including salaries for employees involved in network operations, site costs, charges from other service providers for resold minutes, and the expense associated with incollect revenue.

•	Cost of equipment sales includes costs associated with telephone equipment and accessories sold to customers. In recent years, we and other wireless providers have increased the use of discounts on phone equipment as competition between service providers has intensified. As a result, we have incurred, and expect to continue to incur, losses on equipment sales per gross additional customer. We expect to continue these discounts and promotions because we believe they will increase the number of our wireless customers and, consequently, increase service revenue.

•	Selling, general and administrative (“SG&A”) expenses include salaries, benefits, and operating expenses such as marketing, commissions, customer support, accounting, administration, and billing. We also include in SG&A the charge to our customers for USF contributions, which are offset by a corresponding increase in service revenue.

•	Depreciation and amortization represents the costs associated with the depreciation of fixed assets and the amortization of customer lists. Under the rules of SFAS No. 142, RCC treats licenses and goodwill as having indefinite useful lives and, therefore, as of January 1, 2002, they are no longer being amortized. Depreciation and amortization also includes the depreciation of the capitalized cost of handsets leased to customers.

In addition to the operating expenses discussed above, RCC also incurs other expenses, primarily interest and dividends on preferred stock.

•	Interest expense primarily results from borrowings under our credit facility and senior subordinated notes, the proceeds of which were used to finance acquisitions, repay other borrowings, and further develop our wireless network.

Also contributing to interest expense are adjustments reflecting:

•	the ineffective portion of a derivative’s change in fair value,

•	the change in fair market value of derivatives not accounted for as cash-flow hedges under SFAS No. 133,

•	the amortization of deferred financing costs,

•	the write-off of deferred financing costs due to the early extinguishment of debt, and

•	the noncash amortization of costs incurred from unwinding certain financial instruments.

All of our derivative financial instruments entered into after January 1, 2003 are marked to market, with changes in fair value included in interest expense.

•	Preferred stock dividends are paid on our outstanding preferred securities. We have been paying dividends on our senior and junior exchangeable preferred stock by issuing additional shares. Although we are continuing to evaluate our alternatives, we do not currently anticipate that we will declare cash dividends on our senior exchangeable preferred stock for the foreseeable future, except to the extent, if any, that we may be legally required to do so. Also included in preferred stock dividends are dividends related to our Class M convertible preferred stock and Class T convertible preferred stock.

Customer base

Our customer base contains three types of customers: postpaid, wholesale, and prepaid. Postpaid customers account for the largest portion of our customer base, at 88.2%. These customers pay a monthly access fee for a wireless service plan that generally includes a fixed amount of minutes and certain service features. In addition to the monthly access fee, these customers are typically billed in arrears for long-distance charges, roaming charges, and minutes of use exceeding the rate plans. Our wholesale customers are similar to our postpaid customers in that they pay monthly fees to utilize our network and services; however, the customers are billed by a third party (reseller), who has effectively resold our service to the end user (customer). We in turn bill the third party for the monthly usage of the end user. The wholesale base accounts for 8.1% of our total customer base. Our prepaid customers account for 3.7% of our customer base.

RESULTS OF OPERATIONS

The following tables present certain consolidated statement of operations data as a percentage of total revenue as well as other operating data for the periods indicated.

	(Unaudited)
	Three months ended June 30,
	2003		2002

		% of		% of
(in thousands)	Actual	Revenue	Actual	Revenue

REVENUE:
Service	$90,904	71.5%	$80,473	67.7%
Roaming	31,789	25.0	33,855	28.5
Equipment	4,427	3.5	4,564	3.8

Total revenue	127,120	100.0	118,892	100.0

OPERATING EXPENSES:
Network costs	24,589	19.3	25,909	21.8
Cost of equipment sales	8,724	6.9	4,520	3.8
Selling, general and administrative	32,864	25.9	29,752	25.0
Depreciation and amortization	19,711	15.5	20,533	17.3

Total operating expenses	85,888	67.6	80,714	67.9

OPERATING INCOME	41,232	32.4	38,178	32.1

OTHER INCOME (EXPENSE):
Interest expense, net	(25,235)	(19.9)	(26,818)	(22.6)
Other	994	0.8	(57)	0.0

Other expense, net	(24,241)	19.1	(26,875)	(22.6)

INCOME BEFORE CUMULATIVE EFFECT ADJUSTMENT	16,991	13.3	11,303	9.5

CUMULATIVE EFFECT ADJUSTMENT	—		—	—

NET INCOME (LOSS)	16,991	13.3	11,303	9.5

PREFERRED STOCK DIVIDEND	(16,609)	(13.1)	(14,932)	(12.6)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$382	0.2%	$(3,629)	(3.1)%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	(Unaudited)
	Six months ended June 30,
	2003		2002

		% of		% of
(in thousands)	Actual	Revenue	Actual	Revenue

REVENUE:
Service	$171,827	71.3%	$155,970	69.7%
Roaming	60,851	25.3	60,017	26.8
Equipment	8,303	3.4	7,843	3.5

Total revenue	240,981	100.0	223,830	100.0

OPERATING EXPENSES:
Network costs	48,804	20.3	48,898	21.8
Cost of equipment sales	17,124	7.1	7,971	3.6
Selling, general and administrative	62,967	26.1	57,849	25.8
Depreciation and amortization	39,753	16.5	39,509	17.7

Total operating expenses	168,648	70.0	154,227	68.9

OPERATING INCOME	72,333	30.0	69,603	31.1

OTHER INCOME (EXPENSE):
Interest expense, net	(50,622)	(21.0)	(59,085)	(26.4)
Other	988	0.4	78	0.0

Other expense, net	(49,634)	(20.6)	(59,007)	(26.4)

INCOME BEFORE CUMULATIVE EFFECT ADJUSTMENT	22,699	9.4	10,596	4.7

CUMULATIVE EFFECT ADJUSTMENT	—	—	(417,064)	(186.3)

NET INCOME (LOSS)	22,699	9.4	(406,468)	(181.6)

PREFERRED STOCK DIVIDEND	(32,782)	(13.6)	(29,473)	(13.2)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(10,083)	(4.2)%	$(435,941)	(194.8)%

Consolidated Operating Data:

	(Unaudited)		(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002

Penetration (1) (2)	11.4%	11.1%	11.4%	11.1%
Retention (3)	98.4%	98.5%	98.3%	98.3%
Average monthly revenue per customer (4)	$60	$60	$58	$57
Average monthly revenue per customer, less incollect cost(4)	$54	$53	$52	$50
Local service revenue per customer (5)	$44	$41	$42	$40
Acquisition cost per customer (6)	$426	$343	$420	$331
Acquisition cost per customer
(excluding phone service depreciation) (6)	$378	$262	$370	$258
Voice customers at period end
Postpaid			651,737	622,059
Prepaid			27,280	34,612
Wholesale			59,998	42,252

Total customers			739,015	698,923
Direct Marketed POPs (1)
RCC Cellular			5,208,000	5,161,000
Wireless Alliance			754,000	732,000

Total POPs			5,962,000	5,893,000

(1)	Reflects 2000 U.S. Census Bureau data updated for December 2002.

(2)	Represents the ratio of wireless voice customers, excluding wholesale customers, at the end of the period to population served (“POPs”).

(3)	Determined for each period by dividing total postpaid wireless voice customers discontinuing service during such period by the average postpaid wireless voice customers for such period (customers at the beginning of the period plus customers at the end of the period, divided by two), dividing that result by the number of months in the period, and subtracting such result from one.

(4)	Determined for each period by dividing service revenue (not including pass-through regulatory fees) and roaming revenue by the monthly average postpaid customers for such period.

(5)	Determined for each period by dividing service revenue (not including pass-through regulatory fees) by the monthly average postpaid customers for such period.

(6)	Determined for each period by dividing selling and marketing expenses, net costs of equipment sales, and depreciation of rental telephone equipment by the gross postpaid wireless voice customers added during such period.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Revenue

Service Revenue. Service revenue for three months ended June 30, 2003 increased 13.0% to $90.9 million from $80.5 million in the three months ended June 30, 2002. The revenue growth reflects the revenue resulting from additional customers added through increased penetration in existing markets together with increases in local service revenue per customer (“LSR”). The increase in LSR to $44 in 2003 from $41 in 2002 is the result of several factors, including increases in per customer access and features fees.

During the three months ended June 30, 2003, total customers, including wholesale, increased by 10,309 and totaled 739,015 at the end of the quarter. During three months ended June 30, 2003, postpaid retention was 98.4%. Postpaid net customer additions were 7,970. In addition, wholesale customers increased by 3,301 and prepaid customers decreased by 962. Wireless Alliance accounted for 16,842 customers.

We recognized a total of $2.5 million in ETC support payments from the states of Alabama, Mississippi, and Washington during the three months ended June 30, 2003. Due to USF payment uncertainty which existed during the first quarter of 2003 that was subsequently resolved, approximately $700,000 of USF support contributed to the recognized service revenue in the three months ended June 30, 2003. We did not recognize ETC support in the three months ended June 30, 2002. (See “Critical Accounting Policies — Revenue Recognition — Service Revenue”)

We have recently received ETC certification in Vermont and Maine and are anticipating certification in Minnesota. RCC has filed applications for ETC designation in Kansas, New Hampshire, and Oregon. Under current federal rules, with ETC status in a growing number of states, we are eligible, as are landline companies, for per customer subsidies in service areas that are low income and high cost to serve. (See “Critical Accounting Policies — Revenue Recognition — Service Revenue”)

Effective June 30, 2003, we have adopted the provisions of EITF No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” which requires reimbursements received for out-of-pocket expenses to be characterized as revenue with offsetting expenses included in operating expenses. USF customer charges included as service revenue for the three months ended June 30, 2003 and 2002 were $2.5 million and $1.2 million, respectively.

Roaming Revenue. For the three months ended June 30, 2003, roaming revenue decreased 6.1% to $31.8 million as compared to $33.9 million in the three months ended June 30, 2002. Roaming yield for three months ended June 30, 2003 was $0.21 per minute as compared to $0.29 per minute in the three months ended June 30, 2002. Affecting year-over-year comparability, however, was a $2.0 million one-time retroactive roaming payment to Wireless Alliance in the three months ended June 30, 2002.

We plan to overlay a substantial number of cell sites in our Northeast region with GSM/GPRS technology and have entered into national GSM/GPRS roaming agreements with Cingular Wireless LLC effective June 2003 through December 2007 and with AT&T Wireless Services, Inc. effective June 2003 through June 2006, with an option to continue the agreement until 2008. We plan to overlay a substantial number of cell sites in our Midwest region with CDMA technology. These new roaming agreements provide for certain rate step-downs at defined intervals.

AT&T Wireless, Verizon Wireless, and Cingular accounted for approximately 85% of our outcollect minutes during three months ended June 30, 2003. Under our agreements with AT&T Wireless, Verizon Wireless, Cingular and other roaming partners, the roaming yield per minute RCC receives from outcollect calling minutes, in addition to the cost per minute RCC pays for our customers’ incollect activity, declines over time. We currently believe roaming revenue for all of 2003 will be slightly above 2002.

Equipment Revenue. Equipment revenue decreased 3.0% for three months ended June 30, 2003, to $4.4 million from $4.6 million in the three months ended June 30, 2002. The overall decrease in equipment revenue reflects a $1.8 million decrease in equipment reselling partially offset with a $1.7 million increase in phone and accessory sales. The 2003 increase in phone and accessory sales reflects our customer promotion activities that did not utilize phone rental programs. (see Revenue Recognition – Service Revenue)

Operating Expenses

Network Costs. For the three months ended June 30, 2003, network costs decreased 5.1% to $24.6 million as compared to $25.9 million in the three months ended June 30, 2002. The decrease in network cost is partially a result of a decline in incollect cost, a material component of network costs, reflecting per minute price declines outpacing minute increases. Incollect cost declined 4.5% in 2003 to $11.9 million as compared to $12.4 million in 2002. Per minute incollect cost was $0.15 per minute in the three months ended June 30, 2003 as compared to $0.19 in the three months ended June 30, 2002. Also contributing to decreases in network cost were decreases in wholesale toll charges resulting from customer service plans that encourage expanded wireless usage and an increase in rent for our cell sites.

Cost of Equipment Sales. Cost of equipment sales for the three months ended June 30, 2003 increased 93.0% to $8.7 million as compared to $4.5 million in the three months ended June 30, 2002. As a percentage of revenue, cost of equipment sales for 2003 increased to 6.9% as compared to 3.8% in the three months ended June 30, 2002. Contributing to the increase in cost of equipment sales was our decision not to utilize our phone service leasing plans during the three months ended June 30, 2003, under which the cost of handsets is capitalized rather than expensed as cost of equipment sales. During the three months ended June 30, 2003, we did not utilize our phone service program and therefore did not capitalize phone service handsets. In the three months ended June 30, 2002, we capitalized $6.5 million in phone service handsets.

Although customers generally are responsible for purchasing or otherwise obtaining their own handsets, we have historically sold handsets below cost to respond to competition and general industry practice and expect to continue to do so in the future. We believe these marketing practices will result in increased service revenue from increases in the number of our wireless customers.

Selling, General and Administrative. For the three months ended June 30, 2003, SG&A increased 10.5% to $32.9 million as compared to $29.8 million in the three months ended June 30, 2002. The increase in SG&A primarily reflects increases ETC administration and costs related to pending ETC applications. Also contributing to the increase in SG&A was an increase in reimbursed out-of-pocket expenses under EITF 01-14 totaling $2.5 million in the three months ended June 30, 2003 as compared to $1.2 million in the three months ended June 30, 2002. Sales and marketing costs were $12.6 million in both the three months ended June 30, 2003 and 2002. As a percentage of revenue, SG&A increased to 25.9% in the three months ended June 30, 2003 from 25.0% in the three months ended June 30, 2002.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended June 30, 2003 decreased 4% to $19.7 million as compared to $20.5 million in the three months ended June 30, 2002. The decrease in depreciation expense primarily reflects phone service equipment depreciation expense for the three months ended June 30, 2003 declining to $2.3 million as compared to $4.3 million in the three months ended June 30, 2002, partially offset by depreciation relating to additional cell site construction. As of June 30, 2003, our network was comprised of 770 cell sites.

Other Income (Expense)

Interest Expense. Interest expense (net) for the three months ended June 30, 2003, decreased 5.9% to $25.2 million as compared to $26.8 million in the three months ended June 30, 2002. The decline in interest expense primarily reflects $2.3 million received from the counterparty as a result of unwinding our reverse swap derivative. The additional interest resulting from an increase in the principal balance outstanding under our credit facility partially offset the effect of unwinding the reverse swap.

As of June 30, 2003, the effective rate of interest on our credit facility, excluding the impact of hedge agreements, was 4.49% as compared to 4.82% at June 30, 2002. Long-term debt as of June 30, 2003 was $1.297 billion as compared to $1.211 billion as of December 31, 2002.

Preferred Stock Dividends

Preferred stock dividends in the three months ended June 30, 2003 increased 11.2% to $16.6 million as compared to $14.9 million in the three months ended June 30, 2002. The increase primarily resulted from our practice of paying dividends by issuing additional shares of exchangeable preferred stock rather than in cash, thereby increasing the basis for subsequent dividend distributions. On August 15, 2003, RCC expects to distribute 6,342 shares of junior exchangeable preferred stock in payment of dividends to holders of record as of August 1, 2003.

We have been paying dividends on our senior and junior exchangeable preferred stock by issuing additional shares. Beginning in August 2003 dividends on our senior exchangeable preferred stock are to be paid in cash, and beginning in May 2005 our junior exchangeable preferred stock dividends are to be paid in cash. Although we are continuing to evaluate our alternatives, we do not currently anticipate that we will declare cash dividends on our senior exchangeable preferred stock for the foreseeable future, except to the extent, if any, that we may be legally required to do so. At June 30 2003, we accrued a $3.6 million undeclared dividend liability which will be payable at the senior preferred mandatory redemption date, if not sooner declared and paid.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Service Revenue. Service revenue for the six months ended June 30, 2003 increased 10.2% to $171.8 million from $156.0 million in the six months ended June 30, 2002. The revenue growth reflects the revenue resulting from additional customers added through increased penetration in existing markets together with increases in local service revenue per customer (“LSR”). The increase in LSR to $42 in the six months ended June 30, 2003 from $40 in the six months ended June 30, 2002 is the result of several factors, including increases in per customer access and features fees.

During the six months ended June 30, 2003, total customers, including wholesale, increased by 16,642 and totaled 739,015 at June 30, 2003. During the six months ended June 30, 2003, postpaid retention was 98.3%. Postpaid net customer additions were 12,516. In addition, during the six months ended June 30, 2003, wholesale customers increased by 4,298, and prepaid customers decreased by 172. Wireless Alliance accounted for 16,842 customers.

We recognized $2.8 million in ETC support payments from the states of Alabama, Mississippi, and Washington during the six months ended June 30, 2003. We did not recognize ETC support in the six months ended June 30, 2002.

Effective June 30, 2003, we have adopted the provisions of EITF No. 01-14, which requires reimbursements received for out-of-pocket expenses to be characterized as revenue with offsetting expenses included in operating expenses. USF contributions included as service revenue for the six months ended June 30, 2003, and 2002 were $3.6 million and $2.4 million, respectively.

Roaming Revenue. For the six months ended June 30, 2003, roaming revenue increased 1.4% to $60.9 million as compared to $60.0 million in the six months ended June 30, 2002. Roaming yield for the six months ended June 30, 2003, was $0.21 per minute as compared to $0.29 per minute in the six months ended June 30, 2002. Affecting year-over-year comparability, however, was a $2.0 million one-time retroactive roaming payment to Wireless Alliance during the six months ended June 30, 2002.

Equipment Revenue. Equipment revenue increased 5.9% for the six months ended June 30, 2003 to $8.3 million from $7.8 million in the six months ended June 30, 2002. The overall increase in equipment revenue reflects our discontinuance of our phone rental program in the six months ended June 30, 2003. Under the phone rental programs that were used in the six months ended June 30, 2002, RCC retained ownership of the customers’ handset, recording no actual equipment sale to the customer. The increase in phone equipment revenue was partially offset by a decline in equipment reselling.

Operating Expenses

Network Costs. For the six months ended June 30, 2003, network costs was $48.8 million as compared to $48.9 million in the six months ended June 30, 2002. The decrease in network cost is partially a result of a decline in incollect cost, a material component of network costs, reflecting per minute price declines outpacing minute increases. Incollect cost declined 3.4% in the six months ended June 30, 2003 to $22.9 million as compared to $23.7 million in the six months ended June 30, 2002. Per minute incollect cost for the six months ended June 30, 2003 was $0.15 per minute in the six months ended June 30, 2003 as compared to $0.19 in the six months ended June 30, 2002. Also contributing to decreases in network cost were decreases in wholesale toll charges resulting from customer service plans that encourage expanded wireless usage and an increase in rent for our cell sites.

Cost of Equipment Sales. Cost of equipment sales for the six months ended June 30, 2003 increased 114.8% to $17.1 million as compared to $8.0 million in the six months ended June 30, 2002. As a percentage of revenue, cost of equipment sales for the six months ended June 30, 2003 increased to 7.1% as compared to 3.6% in the six months ended June 30, 2002. Contributing to the increase in cost of equipment sales was our decision not to utilize our phone service leasing plans during the six months ended June 30, 2003, under which the cost of handsets is capitalized rather than expensed as cost of equipment sales. For the six months ended June 30, 2002, we capitalized $13.2 million in phone service handsets.

Selling, General and Administrative. For the six months ended June 30, 2003, SG&A increased 8.8% to $63.0 million as compared to $57.8 million in the six months ended June 30, 2002. The increase in SG&A primarily reflects increases in ETC administration and costs related to pending ETC applications and sales and marketing. Also contributing to the increase in SG&A was an increase in reimbursed out-of-pocket expenses under EITF 01-14 totaling $3.6 million in the six months ended June 30, 2003 as compared to $2.4 million in the six months ended June 30, 2002. Sales and marketing costs were $25.1 million in the six months ended June 30, 2003 as compared to $24.7 million in the six months ended June 30, 2002. As a percentage of revenue, SG&A increased to 26.1% in the six months ended June 30, 2003 from 25.8% in the six months ended June 30, 2002.

Depreciation and Amortization. Depreciation and amortization expense for the six months ended June 30, 2003 decreased 0.6% to $39.8 million as compared to $39.5 million in the six months ended June 30, 2002. The decrease in depreciation expense primarily reflects phone service equipment depreciation expense for the six months ended June 30, 2003 declining to $5.0 million as compared to $7.7 million in the six months ended June 30, 2002 partially offset by depreciation relating to additional cell site construction. As of June 30, 2003, our network is comprised of 770 cell sites.

Other Income (Expense)

Interest Expense. Interest expense (net) for the six months ended June 30, 2003, including the effect of SFAS No. 133, decreased 14.3% to $50.6 million as compared to $59.1 million in the six months ended June 30, 2002. The decline in interest expense, primarily reflects:

•	noncash adjustments related to the accounting for derivative instruments pursuant to SFAS No. 133;

•	$2.3 million we received from the counterparty as the result of unwinding our reverse swap derivatives; and

•	declines in interest rates; and

•	the reclassification of $3.3 million in extraordinary costs during the three months ended March 31, 2002 related to the early extinguishment of debt to interest expense as required under SFAS No. 145.

Partially offsetting the decline in interest expense was an increased principal outstanding under our credit facility.

The following table sets forth adjustments relating to SFAS No. 133:

	Six months ended June 30, 2003			Six months ended June 30, 2002

	Prior to			Prior to
	SFAS No.	SFAS No.		SFAS No.	SFAS No.
	133	133		133	133
(in thousands)	Adjustment	Adjustment	As Reported	Adjustment	Adjustment	As Reported

Statement of Operations Data:
Interest expense, net	$49,186	$1,436	$50,622	$49,968	9,117	$59,085

Preferred Stock Dividends

Preferred stock dividends in the six months ended June 30, 2003 increased 11.2% to $32.8 million as compared to $29.5 million in the six months ended June 30, 2002. The increase primarily resulted from our practice of paying dividends by issuing additional shares of exchangeable preferred stock rather than in cash, thereby increasing the basis for subsequent dividend distributions. On August 15, 2003, RCC expects to distribute 6,342 shares of junior exchangeable preferred stock in payment of dividends to holders of record as of August 1, 2003.

Seasonality

RCC experiences seasonal fluctuations in revenue and operating income. RCC’s average monthly roaming revenue per cellular customer increases during the second and third calendar quarters. This increase reflects greater usage by roaming customers who travel in RCC’s cellular service area for weekend and vacation recreation or work in seasonal industries. Because our cellular service area includes many seasonal recreational areas, we expect that roaming revenue will continue to fluctuate seasonally more than service revenue.

LIQUIDITY AND CAPITAL RESOURCES

We need cash primarily for working capital, capital expenditures, debt service, customer growth, and purchases of additional spectrum. In past years, we have met these requirements through cash flow from operations, borrowings under our credit agreement, sales of common and preferred stock, and issuance of debt securities.

Capital expenditures for the six months ended June 30, 2003 were approximately $19.8 million compared to approximately $25.6 million for the six months ended June 30, 2002. These amounts reflect the continued expansion of our existing wireless coverage, the leasing of handsets to certain customer groups in 2002, and upgrading of existing cell sites and switching equipment.

We anticipate incurring substantial capital expenditures in connection with the implementation of CDMA and GSM/GPRS network overlays and upgrades in our markets. We expect to fund these capital expenditures primarily from cash on hand, operating cash flow, and borrowings under our revolving credit facility. We anticipate beginning the overlays during the second half of 2003 and to substantially complete them by the end of 2005. Including the cost of our anticipated overlays, our total capital expenditures for 2003 through 2005 are expected to range from $190 million to $230 million.

We have been paying dividends on our senior and junior exchangeable preferred stock by issuing additional shares of exchangeable preferred stock. Beginning in August 2003 dividends on our senior exchangeable preferred stock are to be paid in cash, and beginning in May 2005 our junior exchangeable preferred stock dividends are to be paid in cash. Although we are continuing to evaluate our alternatives, we do not currently anticipate that we will declare cash dividends on our senior exchangeable preferred stock for the foreseeable future, except to the extent, if any, that we may be legally required to do so.

In conjunction with our completed senior notes offering, we amended our credit facility. The credit facility amendment includes a $100 million basket that may be used toward the repurchase of our senior notes, subordinated notes or preferred stock. Such repurchases are further limited by covenants in other governing instruments, which may fluctuate. We may, in our sole discretion, determine to acquire such securities through open market purchases, privately negotiated transactions, or otherwise, upon such terms and at such prices as the we may determine from time to time. Prior to any acquisition of preferred shares, we would pay any previously unpaid cash dividends on the senior preferred stock. Any such dividends would reduce the credit facility basket referred to above.

Credit Facility

We have a credit facility with a consortium of lenders which, as of June 30, 2003, provided up to $266.4 million in revolving loans and $765.7 million of outstanding term loans. As of June 30, 2003, $896.9 million was outstanding under the credit facility. Our credit facility contains certain financial and other covenants that, among other things, limit our ability to incur indebtedness, make investments, create or permit liens, make capital expenditures, provide guarantees, and pay dividends. In August 2003, January 2002, March 2001 and December 2000, and, we obtained amendments and waivers of certain of the financial covenants and other provisions in the credit facility. As of June 30, 2003, we were in compliance with all financial and material non-financial covenants. Our financial covenants do not apply to Wireless Alliance.

August 2003 Credit Facility Amendment

We recently amended our credit agreement to, among other things, permit us to issue the senior notes. In connection with the amendment, we used the proceeds from the sale of the senior notes, net of fees relating to the notes offering and the amendment, and available cash to make a total of approximately $356.1 million in repayments of outstanding indebtedness under our credit agreement, as follows:

•	$131.1 million under the revolving credit facility,

•	$99.4 million under Term Loan A

•	$54.7 million under Term Loan B

•	$54.7 million under Term Loan C, and

•	$16.2 million under Term Loan D.

Under the amendment, the commitment under our revolving credit facility was reduced to $60.0 million. Additionally, there will be no mandatory amortization payments under the credit agreement until June 2005 and no reductions in commitments under the revolving credit facility until June 2007. Other amendments to the credit agreement include, among others, provisions that:

•	amend the financial covenants,

•	require us to refinance or extend the maturity date of the senior notes beyond March 31, 2010, on or before July 31, 2009, or an event of default will occur,

•	require us to refinance or extend the maturity date of our 9 5/8% senior subordinated notes due 2008 beyond January 1, 2010, on or before November 15, 2007, or an event of default will occur,

•	add a letter of credit subfacility of up to $5.0 million,

•	increase the “Applicable Margins” with respect to the interest rates applicable to outstanding debt under the credit agreement, and

•	require that no less than 50% of our total debt be fixed rate debt, after giving effect to our interest rate hedging agreements.

Net cash provided by operating activities was $52.2 million for the six months ended June 30, 2003. Adjustments to the $22.7 million net income to reconcile to net cash provided by operating activities included $39.8 million in depreciation and amortization, a $9.6 million increase in accounts receivable, a $3.7 million change in financial instruments valuation, and a $4.6 million decrease in accounts payable.

Net cash used in investing activities for the six months ended June 30, 2003 was $19.6 million, primarily related to purchases of property and equipment. These purchases reflect the continued expansion of our existing wireless coverage and upgrading of existing cell sites and switching equipment.

Net cash provided by financing activities was $60.6 million for the six months ended June 30, 2003, consisting primarily of $96.5 million from additional net borrowings under the credit facility partially offset by a $34.2 million repayment of a swaption.

Forward Looking Statements

Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although RCC believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. A number of factors could cause actual results, performance, achievements of RCC, or industry results to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These factors include but are not limited to, competitive considerations, success of customer enrollment initiatives, the ability to increase wireless usage and reduce customer acquisition costs, the successful integration of newly acquired operations with RCC’s existing operations, the ability to negotiate favorable roaming agreements, the ability to service debt incurred in connection with expansion, the resolution of certain network technology issues, and other factors discussed in RCC’s Report on Form 10-K for the year ended December 31, 2002 and in other filings with the Securities and Exchange Commission. Investors are cautioned that all forward-looking statements involve risks and uncertainties.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

In the normal course of business, we are exposed to market risk from fluctuations in interest rates. We address this risk through a risk management program that includes the use of derivative financial instruments. The counterparties to these instruments are major financial institutions and we believe that credit loss in the event of nonperformance is remote. We do not enter into any derivative transactions for speculative purposes.

Interest Rate Risk

We have used senior subordinated notes and bank credit facilities to finance, in part, capital requirements and operations. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose us to interest rate risk.

We are required by the terms of our current credit agreement to maintain interest rate swaps on at least 50% of the principal amount of the loans outstanding under the credit agreement for an average period of three years from the date of the hedge agreements. On June 30, 2003 we held interest rate swap agreements with a notional amount of $284.0 million to convert variable rate debt to fixed rate debt and an interest rate cap with a total notional amount of $175.0 million to reduce the effective borrowing rate on our bank debt in a declining interest rate environment.

During May and June 2003, $591.1 million notional amount of swap, reverse swap, swaption, and collar agreements expired or were terminated. To replace expiring agreements, in March 2003, we entered into a $200.0 million swap, with a rate of 2.34%, and a $175.0 million cap, with a cap rate of 6.25%. As of June 30, 2003, the swap and cap were carried on our balance sheet at their fair market values of $(8.1) million and $0.5 million, respectively.

To manage the effective interest on our 9 3/4% senior subordinated notes, we used two reverse swaps in February 2002 to change 50% of this fixed rate debt to floating rate debt and initially reflected the valuation of these instruments as a $16.3 million liability. In June 2003, we terminated the reverse swaps and received $2.3 million from the counterparties.

Our existing 9 5/8 % senior subordinated notes mature in 2008 and are redeemable at our option for a premium after May 15, 2003. Under some conditions, it could become economically desirable to redeem the notes. In order to monetize the value of the option to redeem those notes, in March 2001, we entered into a swaption with respect to the notes and received $8.7 million. On May 15, 2003, the swaption’s counterparty exercised its optional termination right, requiring us to pay the counterparty $34.2 million, the value of the swaption on May 15, 2003.

RCC’s derivative instruments and valuations are set forth in the table below. The fair values, except for the Class M and Class T convertible preferred stock, are based on quoted market prices or, if quoted market prices are not available, estimates using present value and other valuation techniques. During the second quarter of 2003, derivative instruments with a notional amount of $843.1 million expired under contract or were terminated at the option of RCC or the counterparty.

		Carrying value		Estimated fair market value

		June 30,	December 31,	June 30,	December 31,
	Notional
(Dollars in thousands)	amount	2003	2002	2003	2002

Financial assets
Interest rate flooridors :
Fleet Bank (terminated May 12, 2003)	—	$—	$631	$—	$631
Interest rate cap (1):
Bear Stearns Bank (terminates March 27, 2006)	175,000	522	—	522	—

Total financial assets	$175,000	$522	$631	$522	$631

Financial liabilities
Credit facility	$—	$896,866	$793,853	$834,085	$689,064
9 5/8 % senior subordinated notes	—	125,000	125,000	110,313	81,250
9 3/4 % senior subordinated notes	—	300,000	300,000	268,875	195,000
11 3/8% senior exchangeable preferred stock	—	254,676	240,882	160,446	57,812
12 ¼% junior exchangeable preferred stock	—	208,085	195,035	84,391	42,908
Class M convertible preferred stock (2)	—	110,000	110,000	110,000	110,000
Class T convertible preferred stock (2)	—	7,541	7,541	7,541	7,541

	—	1,902,168	1,772,311	1,575,651	1,183,575
Derivative financial instruments
Interest rate swap agreements (1):
TD Securities (terminates May 16, 2005)	84,000	8,066	9,010	8,066	9,010
PNC Bank (terminated May 16, 2003)	—	—	975	—	975
Fleet Bank (terminates March 7, 2006)	200,000	2,912	—	2,912	—
Reverse swap agreements:
Fleet Bank (terminated June 2, 2003)	—	—	1,832	—	1,832
Dresdner Bank (terminated June 2, 2003)	—	—	1,316	—	1,316
Interest rate collar agreements:
PNC Bank (terminated May 25, 2003)	—	—	966	—	966
Union Bank (terminated June 5, 2003)	—	—	1,622	—	1,622
PNC Bank (terminated June 6, 2003)	—	—	1,827	—	1,827
Union Bank (terminated June 5, 2003)	—	—	936	—	936
Swaption (3):
TD Securities (terminated May 15, 2003)	—	—	30,072	—	30,072

	284,000	10,978	48,556	10,978	48,556
Other long-term liabilities	—	367	323	367	323

Total financial liabilities	$284,000	$1,913,513	$1,821,190	$1,586,996	$1,232,454

(1)	Recorded on our balance sheet at fair value, with related changes in fair value included in the statement of operations, and is not accounted for as a hedge under SFAS No. 133.

(2)	These financial instruments are not actively traded and, therefore, the estimated fair market value is stated at the carrying value.

(3)	We issued $125 million in subordinated debt in May 1998 that matures in May 2008. The $8.7 million value of an embedded call option within the subordinated debt was monetized in March 2001, resulting in a swaption. The swaption does not qualify for hedge accounting treatment under SFAS No. 133 and, as such, is recorded in the balance sheet at fair value with related changes in fair value included in the statement of operations. On May 15, 2003, the counterparty exercised its option to terminate the swaption, and we paid the counterparty $34.2 million.

Item 4. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the RCC’s disclosure controls and procedures (as such term is defined In Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

(b)	Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Securities Claims. We and certain of our officers and directors have been named as defendants in the following action:

In re Rural Cellular Corporation Securities Litigation, Civil Action No.: 02-4893 PAM/RLE, U.S. District Court for the District of Minnesota.

Between December 24, 2002 and February 14, 2003, four securities class actions were commenced against us and three of our executive officers. On April 4, 2003, the court consolidated the four actions into the single action identified above and appointed two lead plaintiffs. The lead plaintiffs originally sought to represent a class consisting of all persons (except defendants) who purchased our common stock in the market during the time period commencing in either May 2001 or on January 6, 2002, and continuing through November 12, 2002.

We received a consolidated amended complaint on July 3, 2003. The consolidated amended complaint adds as defendants four directors who were members of our audit committee during the class period and Arthur Andersen LLP, our former independent auditors. The lead plaintiffs seek to represent a class consisting of all persons (except defendants and members of their families and entities in which they held interests) who purchased or otherwise obligated themselves to purchase our publicly traded equity and debt securities between May 7, 2001 and November 12, 2002. The lead plaintiffs allege that our publicly announced financial results were false and misleading and that we made false and misleading statements about our operating performance and financial condition. The lead plaintiffs further allege that, as a result, the market price of our securities was artificially inflated during the class period and investors were deceived into buying our securities at artificially inflated prices. The lead plaintiffs allege that defendants are liable under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The lead plaintiffs seek compensatory damages in an unspecified amount, plus their attorneys’ fees and costs.

The defendant directors have requested that we indemnify them and advance the costs of their defense in connection with this action. Our board of directors authorized advancing the costs of defense to the executive officers and directors named as defendants in the initial complaints and has appointed a committee of certain non-party directors, as required by statute, to consider the request of the directors added as defendants in the consolidated amended complaint.

We and the officer and director defendants are beneficiaries of liability insurance, which includes coverage for securities claims, subject to certain exclusions. We have tendered these claims to the carriers.

Since this action is currently at a very early stage, we are unable to determine the potential effects of this action. It is possible that if this action is determined in a manner that is adverse to us, it could result in a material and adverse effect on our financial condition and results of operations, to the extent that any potential liability is not covered by our litigation insurance.

Derivative Action. The following is a purported derivative action brought against all of our directors and against us, as a nominal defendant:

Hiene Junge v. Richard P. Ekstrand, Wesley E. Schultz, Ann K. Newhall, Jeffrey S. Gilbert, Marvin C. Nicolai, George M. Revering, Don C. Swenson, George W. Wikstrom, Paul J. Finnegan, and John Hunt; and Rural Cellular Corporation as nominal defendant, commenced on or about February 20, 2003 in Douglas County District Court, Alexandria, Minnesota.

The plaintiff is one of our shareholders and claims to bring suit on behalf of RCC. No pre-lawsuit demand to investigate the allegations or bring the action was made on the board of directors. The plaintiff alleges that the directors breached their fiduciary duties to our shareholders, or abused their control, or grossly mismanaged, or wasted corporate assets, by allowing or causing RCC to improperly account for certain transactions in our financial statements during the time period from May 2001 through November 12, 2002. The plaintiff further alleges that the improper accounting eventually led to the commencement of federal securities class actions (described above) against us, which allegedly will cause us to expend significant sums of money. The plaintiff seeks compensatory damages against the directors in an unspecified amount, plus his attorneys’ fees and costs.

The defendant directors have requested that we indemnify them and advance the costs of defense in connection with the derivative action. Our board of directors has appointed a special counsel, as required by statute, to consider this request.

We and the defendant directors are named or defined as insureds under insurance policies that include coverage for certain shareholders’ derivative claims, subject to certain exclusions. This matter has been tendered to the insurers.

Since this action is currently at a very early stage, we are unable to determine the potential effects of this action. It is possible that if this action is determined in a manner that is adverse to us, it could result in a material and adverse effect on our financial condition and results of operations, to the extent that any potential liability is not covered by our litigation insurance.

Other Claims. We are involved from time to time in other routine legal matters and other claims incidental to our business. We believe that the resolution of such routine matters and other incidental claims, taking into account established reserves and insurance, will not have a material adverse impact on our consolidated financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Preferred Stock Dividends.  We announced in July 2003, that our board of directors had determined not to declare the quarterly dividends payable on August 15, 2003 to holders of our 11 3/8% Senior Exchangeable Preferred Stock. The cash dividend payable would have been $7.2 million. The Senior Exchangeable Preferred Stock is non-voting, except as otherwise required by law and as provided in the Certificate of Designation. The Certificate of Designation provides that at any time cash dividends on the outstanding senior exchangeable preferred stock are in arrears and unpaid for six or more quarterly dividend periods (whether or not consecutive), the holders of a majority of the outstanding shares of the affected exchangeable preferred stock, voting as a class, will be entitled to elect the lesser of two directors or that number of directors constituting 25% of the members of the Board of Directors.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	We held an Annual Meeting of Shareholders on May 15, 2003.

(c)	The following matters were considered:

1.	Election of two Class III directors, each for a three-year term expiring in 2006:

Name	Affirmative	Authority Withheld

Richard P. Ekstrand	16,994,114	2,094,863
George W. Wikstrom	17,228,133	1,860,844

There were no abstentions or broker non-votes.

Paul J. Finnegan and John Hunt were elected unanimously by the holders of the Class M preferred stock to one year terms.

Continuing as directors are Ann K. Newhall, Marvin C. Nicolai, George M. Revering, Wesley E. Schultz, and Don C. Swenson.

2.	Approval of the increase in number of shares authorized to be issued under the Employee Stock Purchase Plan. Voting on the increase were 15,693,452 votes in favor, 3,329,960 opposed, 65,565 abstentions, and 0 broker non-votes.

3.	Appointment of Deloitte & Touche LLP as independent auditors for 2003 fiscal year. Voting on ratification were 18,275,124 votes in favor, 807,090 opposed, 6,763 abstentions, and 0 broker non-votes.

4.	Shareholder proposal regarding Share Rights Plan. Voting on the proposal were 4,366,119 votes in favor, 9,871,201 opposed, 106,644 abstentions, and 4,745,013 broker non-votes.

ITEM 5. OTHER INFORMATION

On July 21, 2003, Standard & Poor’s Ratings Services lowered its ratings on our senior subordinated notes to CCC, the rating on our senior exchangeable preferred stock to D, and the rating on our junior exchangeable preferred stock to CCC -. On July 22, 2003, Moody’s Investors Service announced that it had lowered the rating on our senior subordinated notes to Caa2, the rating on our senior exchangeable preferred stock to Ca, and the rating on our junior exchangeable preferred stock to C.

On August 1, 2003 we completed the placement of $325 million principal amount of 9 7/8% senior notes due 2010. Interest is payable semi-annually on February 1 and August 1. The net proceeds from the offering, together with existing cash, were used to reduce outstanding borrowings under our credit facility by $356 million.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

4.1	Indenture, dated as of August 1, 2003, between Rural Cellular Corporation, as Issuer, and US Bank, National Association, as Trustee, with respect to the 9 7/8% Senior Notes Due 2010.

4.2	Registration Rights Agreement dated as of August 1, 2003, by and among Rural Cellular Corporation, as Issuer, and Lehman Brothers Inc. and Morgan Stanley & Co. Incorporated as the Initial Purchasers.

10.1	Fourth amendment to the Third Amended and Restated Loan Agreement dated August 1, 2003, among Rural Cellular Corporation and certain financial institutions and Toronto Dominion (Texas), Inc., as administrative agent.

31.1	Certification of Rural Cellular Corporation’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Rural Cellular Corporation’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Richard P. Ekstrand, Chief Executive Officer, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Wesley E. Schultz, Chief Financial Officer, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The following Reports on Form 8-K were filed during the three months ended June 30, 2003:

•	Report on Form 8-K dated May 13, 2003 reporting under Items 7, 9, and 12 certain financial results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RURAL CELLULAR CORPORATION
(Registrant)

Dated: August 14, 2003	/s/ Richard P. Ekstrand

Richard P. Ekstrand
President and Chief Executive Officer

Dated: August 14, 2003	/s/ Wesley E. Schultz

Wesley E. Schultz
Executive Vice President and Chief Financial
Officer
(Principal Financial Officer)