Form 10-Q
period 2003-09-30
RURAL CELLULAR CORP
filed 2003-11-14
CIK 869561

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2003.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission File Number 0-27416

RURAL CELLULAR CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1693295 (I.R.S. Employer Identification No.)

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

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     YES ☐     NO ☒

     Number of shares of common stock outstanding as of the close of business on November 3, 2003.

Class A	11,491,988
Class B	577,091

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
ASSETS
(Unaudited)

	As of

	September 30,	December 31,
	2003	2002

CURRENT ASSETS:
Cash and cash equivalents	$140,095	$53,788
Accounts receivable, less allowance for doubtful accounts of $3,263 and $3,096	54,602	46,442
Inventories	4,794	6,624
Other current assets	3,914	3,217
Assets of operations held for sale	52,699	—

Total current assets	256,104	110,071

PROPERTY AND EQUIPMENT, less accumulated depreciation of $192,692 and $172,629	217,432	240,536

LICENSES AND OTHER ASSETS:
Licenses, net	556,082	618,576
Goodwill, net	360,796	369,829
Customer lists, net	69,128	92,748
Deferred debt issuance costs, less accumulated amortization of $10,603 and $11,427	35,723	25,176
Other assets, less accumulated amortization of $1,655 and $1,432	5,836	6,042

Total licenses and other assets	1,027,565	1,112,371

	$1,501,101	$1,462,978

The accompanying notes are an integral part of these condensed consolidated balance sheets.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
LIABILITIES AND SHAREHOLDERS’ DEFICIT
(Unaudited)

	As of

	September 30,	December 31,
	2003	2002

CURRENT LIABILITIES:
Accounts payable	$39,329	$41,633
Current portion of long-term debt	89	79,047
Advance billings and customer deposits	10,848	10,447
Accrued interest	22,897	18,476
Dividends payable	—	6,412
Other accrued expenses	9,775	9,552
Liabilities of operations held for sale	698	—

Total current liabilities	83,636	165,567
LONG-TERM LIABILITIES	1,795,488	1,211,026

Total liabilities	1,879,124	1,376,593

REDEEMABLE PREFERRED STOCK	150,305	569,500
SHAREHOLDERS’ DEFICIT:
Class A common stock; $.01 par value; 200,000 shares authorized, 11,492 and 11,229 issued	115	112
Class B common stock; $.01 par value; 10,000 shares authorized, 577 and 693 issued	6	7
Additional paid-in capital	192,409	192,294
Accumulated deficit	(720,731)	(669,508)
Accumulated other comprehensive loss	(127)	(6,020)

Total shareholders’ deficit	(528,328)	(483,115)

	$1,501,101	$1,462,978

The accompanying notes are an integral part of these condensed consolidated balance sheets.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

REVENUE:
Service	$92,530	$83,224	$264,357	$239,194
Roaming	37,598	35,400	98,449	95,417
Equipment	6,462	7,098	14,765	14,941

Total revenue	136,590	125,722	377,571	349,552

OPERATING EXPENSES:
Network costs, excluding depreciation and amortization	24,613	24,684	73,417	73,582
Cost of equipment sales	9,812	10,344	26,936	18,315
Selling, general and administrative	33,452	29,965	96,419	87,814
Depreciation and amortization	19,464	22,102	59,217	61,611
Loss on assets held for sale (See Note 8)	42,244	—	42,244	—

Total operating expenses	129,585	87,095	298,233	241,322

OPERATING INCOME	7,005	38,627	79,338	108,230

OTHER INCOME (EXPENSE):
Interest expense, net (See Note 7)	(45,069)	(28,384)	(95,691)	(87,469)
Other	(57)	(7)	931	71

Other expense, net	(45,126)	(28,391)	(94,760)	(87,398)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT ADJUSTMENT	(38,121)	10,236	(15,422)	20,832
CUMULATIVE EFFECT ADJUSTMENT	—	—	—	(417,064)

NET INCOME (LOSS)	(38,121)	10,236	(15,422)	(396,232)

PREFERRED STOCK DIVIDEND	(3,019)	(15,334)	(35,801)	(44,807)

NET LOSS APPLICABLE TO COMMON SHARES	$(41,140)	$(5,098)	$(51,223)	$(441,039)

NET LOSS APPLICABLE TO COMMON SHARES:
Net loss per share applicable to common shares before cumulative effect adjustment	$(3.41)	$(0.43)	$(4.25)	$(2.01)
Cumulative effect adjustment	—	—	—	(34.99)

Net loss per basic and diluted share	$(3.41)	$(0.43)	$(4.25)	$(37.00)

WEIGHTED AVERAGE SHARES USED TO COMPUTE LOSS PER SHARE:
Basic	12,068	11,921	12,056	11,920
Diluted	12,068	11,921	12,056	11,920
COMPREHENSIVE LOSS:
Net loss applicable to common shares	$(41,140)	$(5,098)	$(51,223)	$(441,039)
Hedging activity: mark-to-market adjustments — financial instruments	190	1,484	5,893	4,001

TOTAL COMPREHENSIVE LOSS	$(40,950)	$(3,614)	$(45,330)	$(437,038)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine months ended September 30,

	2003	2002

OPERATING ACTIVITIES:
Net loss	$(15,422)	$(396,232)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	59,217	61,611
Loss on extinguishment of debt	5,942	3,319
Mark-to-market adjustments — financial instruments	(141)	13,023
Loss on assets held for sale	42,244	—
Cumulative effect adjustment	—	417,064
Other	3,306	2,441
Change in other operating elements:
Accounts receivable	(11,343)	(5,007)
Inventories	1,664	1,631
Other current assets	(720)	(550)
Accounts payable	(1,795)	(5,500)
Advance billings and customer deposits	538	3,059
Accrued preferred stock dividends	13,784	—
Other accrued expenses	1,400	4,335

Net cash provided by operating activities	98,674	99,194

INVESTING ACTIVITIES:
Purchases of property and equipment	(32,616)	(41,517)
Proceeds from sale of REC/RTB stock	—	650
Proceeds from sale of property and equipment	348	—
Other	2	37

Net cash used in investing activities	(32,266)	(40,830)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	116	330
Proceeds from issuance of long-term debt	445,000	342,550
Repayments of long-term debt	(379,628)	(360,208)
Payments of debt issuance costs	(12,860)	(10,322)
Repayment of swaption	(34,184)	—
Proceeds from unwinding hedge agreements	2,300	—
Other	(845)	(147)

Net cash provided by (used in) financing activities	19,899	(27,797)

NET INCREASE IN CASH AND CASH EQUIVALENTS	86,307	30,567
CASH AND CASH EQUIVALENTS, at beginning of period	53,788	1,995

CASH AND CASH EQUIVALENTS, at end of period	$140,095	$32,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1) BASIS OF PRESENTATION:

Throughout this document, Rural Cellular Corporation and its subsidiaries are referred to as “RCC,” “we,” “our,” or “us.”

The accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2003 and 2002 have been prepared by management. In the opinion of management, only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2003. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the operating results for the full fiscal year or for any other interim periods.

2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Supplemental Disclosure of Condensed Consolidated Cash Flow Information

	Three months ended		Nine months ended

(in thousands)	September 30,		September 30,

	2003	2002	2003	2002

Cash paid for:
Interest	$21,002	$25,856	$71,749	$65,763

Reclassifications

Certain amounts in prior periods financial statements have been reclassified to conform to the 2003 presentation. These reclassifications have not had an effect on net loss applicable to common shares or shareholders’ deficit as previously reported.

Long-Lived Assets

We have adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This statement relates to the costs of closing facilities and removing assets. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation (“ARO”) in the period it is incurred if a reasonable estimate of fair value can be made. This cost is initially capitalized and amortized over the remaining life of the underlying asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss. For us, an ARO includes those costs associated with removing component equipment that is subject to retirement from cell sites that reside upon leased property. The adoption of SFAS No. 143 did not result in a significant impact to our operating results for the nine months ended September 30, 2003.

Assets and Liabilities of Operations Held for Sale

On October 14, 2003, we announced that we had entered into a definitive agreement with AT&T Wireless Services, Inc. (“AWS”) to exchange wireless properties. This transaction is subject to federal regulatory approval and certain other conditions with closing anticipated in the first quarter of 2004. Under the agreement, we will transfer to AWS our operations in Oregon RSA 4, covering 226,000 POPs and including 36 cell sites and approximately 38,000 customers as of September 30, 2003. RCC will receive from AWS operations in Alabama and Mississippi covering 732,000 total POPs and 545,000 incremental POPs and including 98 cell sites and approximately 16,000 customers as of September 30, 2003. In addition, RCC will receive from AWS unbuilt PCS licenses covering portions of RCC’s South, Midwest, and Northwest regions that incorporate 2.4 million total POPs and 1.3 million incremental POPs. RCC will also receive $13.5 million in cash.

The acquisition of licenses in the exchange will be accounted for as a purchase by us and the transfer of the properties by us to AWS will be accounted for as a sale. Our consolidated balance sheet as of September 30, 2003 reflects the assets and liabilities to be transferred as assets and liabilities of operations held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The results of operations of the markets to be transferred continue to be included in the statement of operations. Associated with this transaction, we recorded a noncash loss on assets held for sale of $42.2 million (included in operating expenses). This charge may require adjustment in future periods if the estimated fair value changes before the assets are transferred at closing.

Accounting for Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123” (“SFAS No. 123”). SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for employee stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in annual and interim financial statements about the method of accounting used by an issuer for stock-based compensation and its effect on the issuer’s reported results.

We account for stock options under Accounting Principles Board Opinion No. 25, recognizing no compensation cost. Had compensation cost for our plans been determined in accordance with SFAS No. 148 and SFAS No. 123, our results of operations and net loss per share would have been adjusted to the following pro forma amounts:

	Three months ended		Nine months ended
	September 30,		September 30,

(in thousands, except for per share
data)	2003	2002	2003	2002

Net loss applicable to common shares:
As reported	$(41,140)	$(5,098)	$(51,223)	$(441,039)
Fair value compensation expense	(773)	(1,322)	(2,319)	(3,967)

Pro forma	$(41,913)	$(6,420)	$(53,542)	$(445,006)

Net loss per basic and diluted share:
As reported	$(3.41)	$(0.43)	$(4.25)	$(37.00)
Fair value compensation expense	(0.06)	(0.11)	(0.19)	(0.33)

Pro forma	$(3.47)	$(0.54)	$(4.44)	$(37.33)

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

Accounting Guidance on Derivative Instruments and Hedging Activities

In April 2003, the FASB (“Financial Accounting Standards Board”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”), which amends and clarifies the accounting guidance on derivative instruments and hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 also amends certain other existing pronouncements to provide more uniform reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective for us on a prospective basis for contracts entered into or modified and for hedging relationships designated for fiscal periods beginning after September 30, 2003. SFAS No. 149 will have no impact on our results of operations, financial position, or cash flows.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument with certain defined characteristics as a liability (or an asset in some circumstances). The requirements of this statement apply to an issuer’s classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS No. 150 on July 1, 2003.

Dividends accrued on the 11 3/8% Senior Exchangeable and 12 1/4 % Junior Exchangeable Preferred securities, as a result of adopting SFAS No. 150, were reclassified into Long-Term Liabilities (See Note 4). The dividend expense related to these instruments, which was previously reported as a component of “Preferred Stock Dividend” in our Condensed Consolidated Statements of Operations, is now classified as interest expense within “Interest Expense, net.” For the three months ended September 30, 2003, dividends on these instruments were $13.8 million. Accrued dividends payable of $3.3 million as of September 30, 2003 are included in “Accrued interest.” In addition, $7.1 million of unamortized stock issuance costs related to these instruments was reclassified to “Deferred debt issuance costs.” SFAS No. 150 does not permit reclassification of prior year amounts to conform to the current year presentation. Based on SFAS No. 150 guidelines, our Class M and Class T Preferred Stock do not meet the characteristics of a liability and will continue to be presented as “mezzanine” on our balance sheet.

Accounting for Revenue Arrangements with Multiple Deliverables

In November 2002, the EITF reached consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This consensus requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The sale of wireless service with an accompanying handset constitutes a revenue arrangement with multiple deliverables. As of June 15, 2003, we adopted the provisions of this consensus. Based on our analysis we have determined that adoption of EITF No. 00-21 did not have a material impact on our results of operations, financial position, and cash flows.

Consolidation of Variable Interest Entities

FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” was issued in January 2003. This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We have reviewed the provisions of FIN 46 and have determined that it does not have an impact on our financial position or results of operations.

3) LICENSES AND OTHER INTANGIBLE ASSETS:

The components of licenses and other intangible assets are as follows:

	As of September 30, 2003			As of December 31, 2002

	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
(in thousands)	Value	Amortization	Value	Value	Amortization	Value

Licenses	$603,079	$(46,997)	$556,082	$668,985	$(50,409)	$618,576
Other intangible assets:
Goodwill	392,269	(31,473)	360,796	402,165	(32,336)	369,829
Customer lists	142,616	(73,488)	69,128	159,030	(66,282)	92,748

Total	$1,137,964	$(151,958)	$986,006	$1,230,180	$(149,027)	$1,081,153

Customer list amortization expense for the three and nine months ended September 30, 2003 was approximately $5.1 and $15.4 million, respectively. It is estimated to be approximately $4.5 million for the remainder of 2003, $18.4 million in each of 2004 through 2006, and $9.4 million in 2007.

As of September 30, 2003, licenses, goodwill, and subscriber lists of $62.5 million, $9.0 million, and $8.2 million, respectively, were included within assets held for sale. (See Note 8)

4) LONG-TERM LIABILITIES:

We had the following long-term liabilities outstanding (in thousands):

	September 30,	December 31,
	2003	2002

Credit facility (long-term portion):
Revolver	$—	$16,142
Term Loan A (terminates 04/03/2008)	238,944	316,540
Term Loan B (terminates 10/03/2008)	131,456	185,223
Term Loan C (terminates 04/03/2009)	131,456	185,223
Term Loan D (terminates 10/03/2009)	38,868	54,766

	540,724	757,894
9 7/8% senior notes	325,000	—
9 3/4% senior subordinated notes	300,000	300,000
9 5/8% senior subordinated notes	125,000	125,000
Derivative financial instruments	8,719	12,158
11 3/8% senior exchangeable preferred stock	254,676	—
Accrued long-term dividends on 11 3/8% senior exchangeable preferred stock	10,967	—
12 1/4% junior exchangeable preferred stock	213,400	—
Deferred tax liability	15,651	15,651
Other	1,351	323

Long-term liabilities	$1,795,488	$1,211,026

Credit facility —Advances under the credit facility bear interest at the London Interbank Offering Rate (“LIBOR”) plus an applicable margin based on our ratio of indebtedness to annualized operating cash flow as of the end of the most recently completed fiscal quarter. As of September 30, 2003, the effective rate of interest on the credit facility, excluding the impact of hedge agreements, was 4.63%. A commitment fee not to exceed 0.50% on the unused portion of the credit facility is payable quarterly. Borrowings under the credit facility are secured by a pledge of substantially all the assets of RCC, excluding our 70% ownership in Wireless Alliance, LLC. At September 30, 2003, we had $60.0 million in unused capacity under the revolver. Future availability under the revolver will be determined quarterly based on our leverage ratios as described in the credit facility agreement, as amended.

The credit facility is subject to various covenants, including the ratio of senior indebtedness to annualized operating cash flow, the ratio of total indebtedness to annualized operating cash flow, and the ratio of annualized operating cash flow to interest expense. Mandatory commitment reductions are required upon any material sale of assets. We were in compliance with all financial covenants.

In August 2003, January 2002, and March 2001 we obtained amendments and waivers of certain of the financial covenants in the credit facility.

9 7/8 % Senior Notes - In August 2003, we completed the placement of $325 million principal amount of 9 7/8% senior notes due 2010. Interest is payable on February 1 and August 1 of each year, beginning on February 1, 2004. The notes will mature on February 1, 2010. We may redeem all or part of the notes on or after August 1, 2007. Prior to August 1, 2006, we may redeem up to 35% of the aggregate principal amount of the notes issued under the indenture with the net cash proceeds of certain equity offerings.

9 3/4 % Senior Subordinated Notes - In 2002, we issued $300 million principal amount of 9 3/4% senior subordinated notes due 2010. Interest on the 9 3/4% senior subordinated notes is payable semi-annually on January 15 and July 15. The 93/4% senior subordinated notes will mature on January 15, 2010, and are redeemable, in whole or in part, at the option of RCC, at any time on or after January 16, 2006.

9 5/8 % Senior Subordinated Notes - In 1998, we issued $125 million principal amount of 9 5/8% senior subordinated notes due 2008. Interest on the senior subordinated notes is payable semi-annually on May 15 and November 15. The senior subordinated notes will mature on May 15, 2008, and are redeemable, in whole or in part, at our option, at any time on or after May 15, 2003.

11 3/8% Senior Exchangeable Preferred Stock — Dividends on the senior exchangeable preferred stock are cumulative, are payable quarterly, and on or before May 15, 2003, were payable at our option either in cash or by the issuance of additional shares of senior exchangeable preferred stock having an aggregate liquidation preference equal to the amount of such dividends. Although we are continuing to evaluate our alternatives, we do not currently anticipate that we will declare or pay cash dividends on our senior exchangeable preferred stock for the foreseeable future, except to the extent, if any, that we may be legally required to do so. We accrue the undeclared dividends by increasing the carrying amount of the preferred stock, since the dividends are payable under the mandatory redemption feature. At September 30, 2003, we had accrued an $11.0 million undeclared dividend liability with respect to our senior exchangeable preferred stock, which will be payable at the senior preferred mandatory redemption date, if not sooner declared and paid.

12 1/4% Junior Exchangeable Preferred Stock — Dividends on the junior exchangeable preferred stock are cumulative, are payable quarterly, and may be paid, at our option, on any dividend payment date occurring on or before February 15, 2005, either in cash or by the issuance of additional shares of junior exchangeable preferred stock having an aggregate liquidation preference equal to the amount of such dividends.

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

Current portion of long-term debt — The current portion of our long-term debt included the following:

	As of

	September 30,	December 31,
(in thousands)	2003	2002

Current portion of credit facility (1)
Term Loan A (terminates 04/03/2008)	—	$32,745
Term Loan B (terminates 10/03/2008)	—	1,400
Term Loan C (terminates 04/03/2009)	—	1,400
Term Loan D (terminates 10/03/2009)	—	414

	—	35,959
Financial Instruments
Swaption (2)	—	30,072
Other financial instruments	—	6,326
Purchase option agreement (3)	—	6,500
Other	89	190

Total	$89	$79,047

(1)	In conjunction with the amendment of our credit facility in August 2003, mandatory principal payments are not due until 2006.

(2)	The counterparty exercised the optional early termination provision of the Swaption, requiring RCC to pay the counterparty the negative fair market value of the swaption on May 15, 2003 of $34.2 million.

(3)	In conjunction with an acquisition, we entered into a purchase option to acquire certain cell sites in the future for $6.5 million. We exercised the option on February 28, 2003. At December 31, 2002, the option was included in current liabilities. We assumed an agreement to utilize the assets covered by the option for the period prior to exercising the option.

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

Interest Rate Management

At September 30, 2003, RCC held derivative instruments with a notional amount of $459.0 million. Because we are required under the terms of our credit facility to mitigate the risk of rising interest rates on at least 50% of total debt for an average period of three years from the date of the hedge agreements, RCC uses swaps and a cap to hedge credit facility debt. These derivatives are recorded on the balance sheet at fair value with related changes in fair value included in the statement of operations and are not accounted for as hedges under SFAS No. 133.

RCC’s derivative instruments and valuations are set forth in the table below. The fair values, except for the Class M and Class T convertible preferred stock, are based on quoted market prices or, if quoted market prices are not available, estimates using present value and other valuation techniques.

		Carrying value		Estimated fair market value

	Notional	September 30,	December 31,	September 30,	December 31,
(Dollars in thousands)	amount	2003	2002	2003	2002

Financial assets
Interest rate flooridors:
Fleet Bank (terminated May 12, 2003)	$—	$—	$631	$—	$631
Interest rate cap (1):
Bear Stearns Bank (terminates March 27, 2006)	175,000	349	—	349	—

Total financial assets	$175,000	$349	$631	$349	$631

Financial liabilities
Credit facility	$—	$540,724	$793,853	$537,991	$689,064
9 7/8 % senior notes	—	325,000	—	320,743	—
9 5/8 % senior subordinated notes	—	125,000	125,000	113,675	81,250
9 3/4 % senior subordinated notes	—	300,000	300,000	269,820	195,000
11 3/8% senior exchangeable preferred stock	—	254,676	240,882	203,741	57,812
12 1/4% junior exchangeable preferred stock	—	213,400	195,035	132,308	42,908
Class M convertible preferred stock (2)	—	110,000	110,000	110,000	110,000
Class T convertible preferred stock (2)	—	7,541	7,541	7,541	7,541

	—	1,876,341	1,772,311	1,695,819	1,183,575
Derivative financial instruments
Interest rate swap agreements (1):
TD Securities (terminates May 16, 2005)	84,000	6,940	9,010	6,940	9,010
PNC Bank (terminated May 16, 2003)	—	—	975	—	975
Fleet Bank (terminates March 7, 2006)	200,000	1,779	—	1,779	—
Reverse swap agreements:
Fleet Bank (terminated June 2, 2003)	—	—	1,832	—	1,832
Dresdner Bank (terminated June 2, 2003)	—	—	1,316	—	1,316
Interest rate collar agreements:
PNC Bank (terminated May 25, 2003)	—	—	966	—	966
Union Bank (terminated June 5, 2003)	—	—	1,622	—	1,622
PNC Bank (terminated June 6, 2003)	—	—	1,827	—	1,827
Union Bank (terminated June 5, 2003)	—	—	936	—	936
Swaption (3):
TD Securities (terminated May 15, 2003)	—	—	30,072	—	30,072

	284,000	8,719	48,556	8,719	48,556
Other long-term liabilities	—	1,351	323	1,351	323

Total financial liabilities	$284,000	$1,886,411	$1,821,190	$1,705,889	$1,232,454

(1)	Recorded on our balance sheet at fair value, with related changes in fair value included in the statement of operations, and is not accounted for as a hedge under SFAS No. 133.

(2)	These financial instruments are not actively traded and, therefore, the estimated fair market value is stated at the carrying value.

(3)	We issued $125 million in subordinated debt in May 1998 that matures in May 2008. The $8.7 million value of an embedded call option within the subordinated debt was monetized in March 2001, resulting in a swaption. The swaption does not qualify for hedge accounting treatment under SFAS No. 133 and, as such, is recorded in the balance sheet at fair value with related changes in fair value included in the statement of operations. On May 15, 2003, the counterparty exercised its option to terminate the swaption, and we paid the counterparty $34.2 million, the fair market value as of May 15, 2003.

6) PREFERRED SECURITIES:

We have issued the following preferred stock with liquidation preferences of $1,000 per share:

			Conversion	Other		Accrued
			price to	features,	Number of	dividends at
	Mandatory	Dividend		rights,	shares	September 30,	Total
	Redemption	rate per	common	preferences	originally	2003
	Date	annum	stock	and powers	issued	(In thousands)	(In thousands)

Class M Voting
Convertible
Preferred Stock	April 2012	8.000%	$53.000	Voting	110,000	$35,079	$145,079
Class T Convertible
Preferred Stock	April 2020	4.000%	$50.631	Non-Voting	7,541	1,056	8,597

Total					117,541	$36,135	$153,676

Preferred security balance sheet reconciliation (in thousands):

As of
September 30, 2003

Preferred securities originally issued	$117,541
Accrued dividends	36,135
Unamortized issuance costs	(3,371)

$150,305

Dividends on the Class M convertible preferred stock are compounded quarterly, accrue at 8% per annum, and are payable upon redemption or upon liquidation of RCC. The Class M convertible preferred stock is convertible into our Class A common stock at $53.00 per share subject to certain adjustments. Dividends are not payable if the shares are converted. The holders of the Class M convertible preferred stock are entitled to vote on all matters submitted to the holders of the common stock on an as-converted basis.

In order to comply with the FCC rules regarding cross-ownership of cellular licensees within a given market, we issued 7,541 shares of Class T convertible preferred stock with a liquidation preference of $1,000 per share to Telephone & Data Systems, Inc. (“TDS”) on March 31, 2000 in exchange for 43,000 shares of Class A common stock and 105,940 shares of Class B common stock owned by TDS. TDS or RCC can convert the convertible preferred stock into the original number of shares of Class A or Class B common stock in the future if ownership by TDS of the common stock would then be permissible under FCC rules. Dividends on the Class T convertible preferred stock are cumulative, have a fixed coupon rate of 4% per annum, and are payable in April 2020. Dividends are not payable if the shares are converted. Shares of Class T convertible preferred stock are non-voting, except as otherwise required by law and as provided in the Certificate of Designation.

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

7) NET INTEREST EXPENSE

The components of net interest expense are as follows:

	Three months ended		Nine months ended

(in thousands)	September 30,		September 30

	2003	2002	2003	2002

Interest income	$(98)	$(32)	$(539)	$(408)
Interest expense on Credit Facility and subordinated notes	19,941	23,818	68,241	69,427
Interest expense senior notes	5,349	—	5,349	—
Amortization of debt issuance costs	1,303	1,088	3,422	3,295
Early extinguishment of debt issuance cost	5,942	—	5,942	3,319
11 3/8% Preferred Dividend and 12 1/4% Preferred Dividend (1)	13,784	—	13,784	—
Gain (loss) on derivative instruments	(1,897)	3,510	(1,253)	11,836
Other	745	—	745	—

	$45,069	$28,384	$95,691	$87,469

(1)	As a result of adopting SFAS No. 150, our 11 3/8% Senior Exchangeable and 12 1/4 % Junior Exchangeable Preferred securities were reclassified into Long-Term Liabilities. The dividend expense related to these instruments, which was previously reported as a component of “Preferred Stock Dividend” in our Condensed Consolidated Statements of Operations, is now classified as interest expense. SFAS No. 150 does not permit reclassification of prior year amounts to conform to the current year presentation.

8) ASSETS AND LIABILITIES OF OPERATIONS HELD FOR SALE

On October 14, 2003, we announced that we had entered into a definitive agreement with AWS to exchange wireless properties. Under the agreement, we will transfer to AWS our operations in Oregon RSA 4, covering 226,000 POPs and including 36 cell sites and approximately 38,000 customers as of September 30, 2003. RCC will receive from AWS operations in Alabama and Mississippi covering 732,000 total POPs and 545,000 incremental POPs and including 98 cell sites and approximately 16,000 customers as of September 30, 2003. In addition, RCC will receive from AWS unbuilt PCS licenses covering portions of RCC’s South, Midwest, and Northwest regions that incorporate 2.4 million total POPs and 1.3 million incremental POPs. RCC will also receive $13.5 million in cash that will be used to permanently reduce its credit facility.

Pursuant to the agreement, we will receive the following properties:

	MHz	Block	Total POPs	Incremental POPs

Service Areas — “Built-Out”
South Region
Dothan, AL BTA	25 MHz PCS	F & C2	224,700	155,400
Tupelo, MS BTA	30 MHz PCS	C	326,000	253,900
Columbus-Starkville, MS BTA	30 MHz PCS	B4/5 & E	151,600	136,100
Montgomery, AL BTA (Pike County Only)	10 MHz PCS	C3	29,600	—

Total Built-Out			731,900	545,400

Services Areas — “Not Built-Out”
Midwest Region
Duluth, MN	10 MHz PCS	D	414,700	64,000
Fargo, ND	10 MHz PCS	F	316,600	81,100
Grand Forks, ND	10 MHz PCS	E	194,000	49,600

			925,300	194,700
Northwest Region
Baker & Malheur counties, OR	10 MHz PCS	D	47,800	—
Bend, OR	10 MHz PCS	C5	165,000	19,800
Portland, OR (Grant, Wheeler & Harney counties)	10 MHz PCS	D	16,400	1,500
Walla Walla, WA	10 MHz PCS	F	176,600	13,400

			405,800	34,700
South Region
Opelika, AL	10 MHz PCS	F	154,400	118,100
Albany, GA	10 MHz PCS	A5	359,000	359,000
Columbus, GA	10 MHz PCS	A5	365,900	365,900
Meridian, MS	10 MHz PCS	B5	208,200	178,400

			1,087,500	1,021,400
Total Not Built-Out			2,418,600	1,250,800

The acquisition of licenses in the exchange will be accounted for as a purchase by us and the transfer of the properties by us to AWS will be accounted for as a sale. Our consolidated balance sheet as of September 30, 2003 reflects the assets and liabilities to be transferred as assets and liabilities of operations held for sale in accordance with SFAS No. 144. The results of operations of the markets to be transferred continue to be included in results from the statement of operations. In connection with this transaction, we recorded a noncash loss on assets held for sale of $42.2 million (included in operating expenses). This charge may require adjustment in future periods if the estimated fair value changes before the assets are transferred at closing.

Assets and liabilities relating to operations held for sale (after giving effect to the loss on assets held for sale) are summarized as follows:

September 30,
(in thousands)	2003

CURRENT ASSETS:
Cash and cash equivalents	$2
Accounts receivable, net	3,183
Inventories	166
Other current assets	23

Total current assets	3,374

PROPERTY AND EQUIPMENT, less accumulated depreciation of $5,509	11,835

LICENSES AND OTHER ASSETS:
Licenses, net	62,494
Goodwill, net	9,033
Customer lists, net	8,207

Total licenses and other assets	79,734

LOSS ON ASSETS HELD FOR SALE	(42,244)

ASSETS OF OPERATIONS HELD FOR SALE	$52,699

CURRENT LIABILITIES:
Accounts payable	$509
Advance billings and customer deposits	138
Other accrued expenses	51

LIABILITIES OF OPERATIONS HELD FOR SALE	$698

9) EVENTS SUBSEQUENT TO SEPTEMBER 30, 2003

T-Mobile roaming agreement

On November 12, 2003, in anticipation of the Company’s GSM/GPRS networks, RCC entered into a national GSM/GPRS roaming agreement with T-Mobile, effective November 2003 through December 2007. This agreement establishes RCC as a preferred roaming partner of T-Mobile in certain RCC markets.

Eligible Telecommunications Carrier Status

Under current federal regulations, with Eligible Telecommunications Carrier, or “ETC,” certification, we are eligible for federal Universal Service Fund, or “USF,” support for serving low-income customers and customers in geographic areas in which telephone services would otherwise be too costly to provide. Recently, we received ETC certification in Minnesota and Vermont and anticipate receiving USF support in early 2004.

Acquisition of 1900 MHz spectrum

On October 15, 2003, RCC Minnesota, a wholly-owned subsidiary of RCC, completed the $7.2 million acquisition of 1900 MHz spectrum from AWS and one of its affiliates. These licenses cover 1.8 million POPs in RCC’s Northeast region and 199,000 POPs in RCC’s Northwest region. In conjunction with the purchase of the 1900 MHz spectrum, RCC is in the process of overlaying a substantial number of cell sites with GSM/GPRS technology and has entered into national GSM/GPRS roaming agreements with AWS effective June 2003 through June 2006 and with Cingular Wireless LLC effective June 2003 through December 2007.

Pursuant to the agreement, we received the following non-incremental properties:

	%				Date of
	Ownership	POPs	License	Spectrum	Acquisition

Northeast:
Lewiston, ME BTA 251	100%	223,000	PCS A5-Block	10 MHz	10/15/03
Waterville, ME BTA 465	100%	169,000	PCS A5-Block	10 MHz	10/15/03
Bangor, ME BTA 30	100%	327,000	PCS A5-Block	10 MHz	10/15/03
Presque Isle, ME BTA 363	100%	73,000	PCS A5-Block	10 MHz	10/15/03
Lebanon, NH BTA 249	100%	183,000	PCS A4-Block	10 MHz	10/15/03
Keene, NH BTA 227	100%	120,000	PCS A5-Block	10 MHz	10/15/03
Plattsburg, NY BTA 352	100%	120,000	PCS E-Block	10 MHz	10/15/03
Burlington, VT BTA 63	100%	414,000	PCS F-Block	10 MHz	10/15/03
Fulton County, NY 36035	100%	55,000	PCS D-Block	10 MHz	10/15/03
Hamilton County, NY 36041	100%	5,000	PCS D-Block	10 MHz	10/15/03
Rutland-Bennington, VT BTA 388	100%	100,000	PCS E-Block	10 MHz	10/15/03

Total Northeast		1,789,000
Northwest:
Ferry County, WA 53019	100%	7,000	PCS E-Block	10 MHz	10/15/03
Pend Oreille County, WA 53051	100%	12,000	PCS E-Block	10 MHz	10/15/03
Stevens County, WA 53065	100%	41,000	PCS E-Block	10 MHz	10/15/03
Chelan County, WA 53007	100%	67,000	PCS D-Block	10 MHz	10/15/03
Douglas County, WA 53017	100%	33,000	PCS D-Block	10 MHz	10/15/03
Okanogan County, WA 53047	100%	39,000	PCS D-Block	10 MHz	10/15/03

Total Northwest		199,000

		1,988,000

On October 14, 2003, we announced that we had entered into a definitive agreement with AWS to exchange wireless properties. See note 8 for additional information.

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

Goodwill and Indefinite-Lived Intangible Assets

We evaluate our goodwill and indefinite-lived intangible assets for impairment at least annually and more frequently when indicators of impairment exist. Effective with the adoption of SFAS No. 142, we are no longer amortizing goodwill or indefinite-lived assets and reassessed the useful lives of previously recognized intangible assets (primarily customer lists and FCC licensing costs). Regarding the useful life of our customer lists, we determined our current policy continues to be appropriate. A significant portion of our intangible assets consists of licenses that provide our wireless operations with the exclusive right to utilize certain radio frequency spectrum to provide cellular communication services. While licenses are issued for only a fixed time, generally ten years, such licenses are subject to renewal by the FCC. Renewals of licenses have occurred routinely and at nominal cost. Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful lives of our wireless licenses. As a result, licenses will be treated as indefinite-lived intangible assets under the provisions of SFAS No. 142 and will not be amortized but rather will be tested for impairment. We will reevaluate the useful life determination for licenses each quarter to determine whether events and circumstances continue to support an indefinite useful life.

Following our adoption of SFAS No. 142 in 2002, we completed an impairment test for both our goodwill and licenses and determined that there were impairments of $5.0 million and $412.0 million, respectively. We used a fair value approach, using primarily discounted cash flows, to complete the transitional impairment tests. In accordance with SFAS No. 142, the impairment charges were recorded as a cumulative change in accounting principle in our consolidated financial statements for the first quarter of 2002.

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

Recently, we started to receive Universal Service Fund revenue reflecting our Eligible Telecommunications Carrier (“ETC”) status in certain states. How we recognize support revenue depends on the level of our collection experience in each ETC qualified state. Where we do not have adequate experience to determine the time required for reimbursement, we recognize revenue upon cash receipt. Where we do have adequate experience as to the amount and timing of the receipt of these funds, we recognize revenue on an accrual basis.

Revenue Recognition — Roaming Revenue and Incollect Cost

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. As of September 30, 2003, our valuation allowance was $158.2 million due to uncertainties related to our ability to utilize the deferred tax assets. The deferred tax assets consist principally of certain net operating losses (“NOLs”) being carried forward, as well as impairment write-downs of intangible assets not currently deductible for tax purposes. The valuation allowance is based on our historical operations projected forward and our estimate of future taxable income and the period over which deferred tax assets will be recoverable. It is possible that we could be profitable in the future at levels that cause us to conclude that it is more likely than not that we will realize a portion or all of the NOL carryforward. Upon reaching such a conclusion, we would immediately record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates, which would be approximately 38% under current tax law. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the provision for income taxes to vary significantly from period to period, although our cash tax payments would remain unaffected until the benefit of the NOLs is utilized or the NOLs expire unused.

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

We have materially expanded our business since 1996 through a series of acquisitions, increasing the population to whom we market our services from 636,000 to 5.9 million, covering portions of the Midwest, Northeast, South, and Northwest regions. As of September 30, 2003, we provided wireless voice services to approximately 679,000 customers, excluding wholesale customers.

Our revenue primarily consists of service, roaming, and equipment revenue, each of which is described below:

•	Service revenue includes monthly access charges, charges for airtime used in excess of the time included in the service package purchased, activation fees, long distance charges derived from calls placed by customers as well as wireless and paging equipment lease revenue. Also included are charges for features such as voicemail, call waiting, call forwarding, and incollect revenue, which consists of charges to our customers when they use their wireless phones in other wireless markets.

We include in service revenue the USF support funding that we are eligible for as a result of our ETC status in certain states.

•	Roaming revenue includes only outcollect revenue, which we receive when other wireless providers’ customers use our network.

•	Equipment revenue includes activation fees, sales of wireless and paging equipment and accessories to customers, and network equipment reselling.

Our operating expenses include network costs, cost of equipment sales, selling, general and administrative expenses, and depreciation and amortization, each of which is described below:

•	Network costs include switching and transport expenses and expenses associated with the maintenance and operation of our wireless network facilities, including salaries for employees involved in network operations, site costs, charges from other service providers for resold minutes, and the expense associated with incollect revenue.

•	Cost of equipment sales includes costs associated with telephone equipment and accessories sold to customers. In recent years, we and other wireless providers have increased the use of discounts on phone equipment as competition between service providers has intensified. As a result, we have incurred, and expect to continue to incur, losses on equipment sales per gross additional customer. We expect to continue these discounts and promotions because we believe they will increase the number of our wireless customers and, consequently, increase service revenue.

•	Selling, general and administrative (“SG&A”) expenses include salaries, benefits, and operating expenses such as marketing, commissions, customer support, accounting, administration, and billing. We also include in SG&A the charge to our customers for USF contributions, which are offset by a corresponding increase in service revenue.

•	Depreciation and amortization represents the costs associated with the depreciation of fixed assets and the amortization of customer lists. Under the rules of SFAS No. 142, RCC treats licenses and goodwill as having indefinite useful lives and, therefore, as of January 1, 2002, they are no longer being amortized. Depreciation and amortization also includes the depreciation of the capitalized cost of handsets leased to customers.

In addition to the operating expenses discussed above, RCC also incurs other expenses, primarily interest and dividends on preferred stock.

•	Interest expense, net primarily results from borrowings under our credit facility and senior notes and senior subordinated notes, the proceeds of which were used to finance acquisitions, repay other borrowings, and further develop our wireless network.

Also contributing to interest expense are adjustments reflecting:

•	Interest income

•	Interest expense on Credit Facility and subordinated notes

•	Interest expense on senior notes

•	Amortization of debt issuance costs

•	Early extinguishments of debt issuance cost

•	11 3/8% Preferred Dividend and 12 1/4% Preferred Dividend

•	Gain (loss) on derivative instruments

All of our derivative financial instruments entered into after January 1, 2003 are marked to market, with changes in fair value included in interest expense.

•	Preferred stock dividends are paid on our outstanding preferred securities. Included in preferred stock dividends are dividends related to our Class M convertible preferred stock and Class T convertible preferred stock. Through June 30, 2003, preferred stock dividends also included dividends on our Senior and Junior Exchangeable Preferred Securities.

Customer base

Our customer base includes three types of customers: postpaid, wholesale, and prepaid. Postpaid customers account for the largest portion of our customer base, at 88.3%. These customers pay a monthly access fee for a wireless service plan that generally includes a fixed number of minutes and certain service features. In addition to the monthly access fee, these customers are typically billed in arrears for long-distance charges, roaming charges, and minutes of use exceeding the rate plans. Our wholesale customers are similar to our postpaid customers in that they pay monthly fees to utilize our network and services; however, the customers are billed by a third party (reseller), who has effectively resold our service to the end user (customer). We in turn bill the third party for the monthly usage of the end user. The wholesale base accounts for 8.4% of our total customer base. Our prepaid customers account for 3.3% of our customer base.

RESULTS OF OPERATIONS

The following tables present certain consolidated statement of operations data as a percentage of total revenue as well as other operating data for the periods indicated.

		(Unaudited)
(in thousands)	Three months ended September 30,

	2003		2002

		% of		% of
	Actual	Revenue	Actual	Revenue

REVENUE:
Service	$92,530	67.8%	$83,224	66.2%
Roaming	37,598	27.5	35,400	28.2
Equipment	6,462	4.7	7,098	5.6

Total revenue	136,590	100.0	125,722	100.0

OPERATING EXPENSES:
Network costs	24,613	18.0	24,684	19.6
Cost of equipment sales	9,812	7.2	10,344	8.2
Selling, general and administrative	33,452	24.5	29,965	23.8
Depreciation and amortization	19,464	14.3	22,102	17.6
Loss on assets held for sale	42,244	30.9	—	—

Total operating expenses	129,585	94.9	87,095	69.3

OPERATING INCOME	7,005	5.1	38,627	30.7

OTHER INCOME (EXPENSE):
Interest expense, net	(45,069)	(33.0)	(28,384)	(22.6)
Other	(57)	0.0	(7)	0.0

Other expense, net	(45,126)	(33.0)	(28,391)	(22.6)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT ADJUSTMENT	(38,121)	(27.9)	10,236	8.1

CUMULATIVE EFFECT ADJUSTMENT	—	—	—	—

NET INCOME (LOSS)	(38,121)	(27.9)	10,236	8.1

PREFERRED STOCK DIVIDEND	(3,019)	(2.2)	(15,334)	(12.2)

NET LOSS APPLICABLE TO COMMON SHARES	$(41,140)	(30.1)%	$(5,098)	(4.1)%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	(Unaudited)
	Nine months ended September 30,

	2003		2002

		% of		% of
	Actual	Revenue	Actual	Revenue

REVENUE:
Service	$264,357	70.0%	$239,194	68.4%
Roaming	98,449	26.1	95,417	27.3
Equipment	14,765	3.9	14,941	4.3

Total revenue	377,571	100.0	349,552	100.0

OPERATING EXPENSES:
Network costs	73,417	19.4	73,582	21.1
Cost of equipment sales	26,936	7.1	18,315	5.2
Selling, general and administrative	96,419	25.5	87,814	25.1
Depreciation and amortization	59,217	15.7	61,611	17.6
Loss on assets held for sale	42,244	11.2	—	—

Total operating expenses	298,233	78.9	241,322	69.0

OPERATING INCOME	79,338	21.1	108,230	31.0

OTHER INCOME (EXPENSE):
Interest expense, net	(95,691)	(25.3)	(87,469)	(25.0)
Other	931	0.2	71	0.0

Other expense, net	(94,760)	(25.1)	(87,398)	(25.0)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT ADJUSTMENT	(15,422)	(4.0)	20,832	6.0

CUMULATIVE EFFECT ADJUSTMENT	—	—	(417,064)	(119.3)

NET INCOME (LOSS)	(15,422)	(4.0)	(396,232)	(113.4)

PREFERRED STOCK DIVIDEND	(35,801)	(9.5)	(44,807)	(12.8)

NET LOSS APPLICABLE TO COMMON SHARES	$(51,223)	(13.5)%	$(441,039)	(126.2)%

Consolidated Operating Data:	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002

Penetration (1) (2)	11.4%	11.1%	11.4%	11.1%
Retention (3)	97.9%	98.1%	98.1%	98.2%
Average monthly revenue per customer (4)	$64	$61	$60	$58
Average monthly revenue per customer, less incollect cost(4)	$58	$54	$54	$51
Local service revenue per customer (5)	$45	$42	$43	$41
Acquisition cost per customer (6)	$401	$411	$414	$357
Acquisition cost per customer (excluding phone service depreciation) (6)	$369	$323	$369	$280
Voice customers at period end
Postpaid			653,491	626,746
Prepaid			24,427	28,300
Wholesale			62,566	47,751

Total customers			740,484	702,797
Direct Marketed POPs (1)
RCC Cellular			5,208,000	5,161,000
Wireless Alliance			754,000	732,000

Total POPs			5,962,000	5,893,000

(1)	Reflects 2000 U.S. Census Bureau data updated for December 2002.

(2)	Represents the ratio of wireless voice customers, excluding wholesale customers, at the end of the period to population served (“POPs”).

(3)	Determined for each period by dividing total postpaid wireless voice customers discontinuing service during such period by the average postpaid wireless voice customers for such period (customers at the beginning of the period plus customers at the end of the period, divided by two), dividing that result by the number of months in the period, and subtracting such result from one.

(4)	Determined for each period by dividing service revenue (not including pass-through regulatory fees) and roaming revenue by the monthly average postpaid customers for such period.

(5)	Determined for each period by dividing service revenue (not including pass-through regulatory fees) by the monthly average postpaid customers for such period.

(6)	Determined for each period by dividing selling and marketing expenses, net costs of equipment sales, and depreciation of rental telephone equipment by the gross postpaid wireless voice customers added during such period.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Revenue

Service Revenue. Service revenue for three months ended September 30, 2003 increased 11.2% to $92.5 million from $83.2 million in the three months ended September 30, 2002. The revenue growth reflects the revenue resulting from additional customers added through increased penetration in existing markets together with increases in local service revenue per customer (“LSR”). The increase in LSR to $45 in 2003 from $42 in 2002 is the result of several factors, including increases in per customer access and features fees.

During the three months ended September 30, 2003, total customers, including wholesale, increased by 1,469 and totaled 740,484 at the end of the quarter. During three months ended September 30, 2003, postpaid retention was 97.9%. Postpaid net customer additions were 1,754. In addition, wholesale customers increased by 2,568 and prepaid customers decreased by 2,853. Wireless Alliance accounted for 16,206 customers.

We recognized a total of $2.2 million in ETC support payments from the states of Alabama, Maine, Mississippi, and Washington during the three months ended September 30, 2003. We did not receive ETC support in the three months ended September 30, 2002. (See “Critical Accounting Policies — Revenue Recognition — Service Revenue”)

We recently received ETC certification in Minnesota and Vermont and anticipate receiving USF support in 2004. We have filed applications for ETC designation in Kansas, New Hampshire, and Oregon.

Reflecting FCC changes to the USF rate structure, our customer pass-through charges were $2.7 million during the three months ended September 30, 2003 as compared to $1.4 million during the three months ended September 30, 2002.

Roaming Revenue. For the three months ended September 30, 2003, roaming revenue increased 6.2% to $37.6 million as compared to $35.4 million in the three months ended September 30, 2002. Roaming yield for three months ended September 30, 2003 was $0.20 per minute as compared to $0.27 per minute in the three months ended September 30, 2002.

We are in the beginning stages of overlaying our Northeast and Northwest networks with GSM/GPRS technology and also our Midwest region with CDMA technology. We are currently considering overlay options for our South region. To facilitate our Northeast region GSM/GPRS overlays, we acquired 1900 MHz spectrum from AWS and an affiliate covering 1.8 million POPs in our Northeast region. We are in the process of overlaying a substantial number of cell sites in our Northeast region with GSM/GPRS technology and have entered into national GSM/GPRS roaming agreements with Cingular Wireless LLC effective June 2003 through December 2007 and with AWS effective June 2003 through June 2006, with an option to continue the agreement until 2008. These new roaming agreements provide for certain rate step-downs at defined intervals.

AWS, Verizon Wireless, and Cingular accounted for approximately 85% of our outcollect minutes during the three months ended September 30, 2003. We currently believe roaming revenue for all of 2003 will be above 2002.

Equipment Revenue. Equipment revenue decreased 9.0% for the three months ended September 30, 2003, to $6.5 million from $7.1 million in the three months ended September 30, 2002. The overall decrease in equipment revenue reflects a $1.9 million decrease in equipment reselling partially offset with an increase in phone and accessory sales. The 2003 increase in phone and accessory sales reflects our customer promotion activities that did not utilize phone rental programs. Equipment revenue includes the revenue earned in the sale of a handset or handset accessories to new and existing subscribers. In accordance with EITF-0021, we are including as equipment $958,000 in activation revenue for the three months ended September 30, 2003. In 2002, activation revenue was classified as service revenue.

Operating Expenses

Network Costs. For the three months ended September 30, 2003, network costs remained unchanged at $24.6 million as compared to the three months ended September 30, 2002. Incollect cost declined 10.7% in 2003 to $11.3 million as compared to $12.7 million in 2002. Per minute incollect cost was $0.14 per minute in the three months ended September 30, 2003 as compared to $0.17 in the three months ended September 30, 2002.

Cost of Equipment Sales. Cost of equipment sales for the three months ended September 30, 2003 decreased 5.1% to $9.8 million as compared to $10.3 million in the three months ended September 30, 2002. As a percentage of revenue, cost of equipment sales for 2003 decreased to 7.2% as compared to 8.2% in the three months ended September 30, 2002. Contributing to the modest decrease in cost of equipment sales was a slight decrease in postpaid gross adds. For the three months ended September 30, 2003 postpaid gross adds were 41,133 as compared to 41,488 in the three months ended September 30, 2002.

Although customers generally are responsible for purchasing or otherwise obtaining their own handsets, we have historically sold handsets below cost to respond to competition and general industry practice and expect to continue to do so in the future. We believe these marketing practices will result in increased service revenue from increases in the number of our wireless customers.

Selling, General and Administrative. For the three months ended September 30, 2003, SG&A increased 11.6% to $33.5 million as compared to $30.0 million in the three months ended September 30, 2002. Also contributing to the increase in SG&A was an increase in pass-through charges totaling $3.1 million in the three months ended September 30, 2003 as compared to $1.4 million in the three months ended September 30, 2002 and an increase in bad debt expense. For the three months ended September 30, 2003, bad debt expense was $2.3 million as compared to $2.0 million for the three months ended September 30, 2002. Sales and marketing costs were $12.8 million in the three months ended September 30, 2003 and $12.4 million in the three months ended September 30, 2002. As a percentage of revenue, SG&A increased to 24.5% in the three months ended September 30, 2003 from 23.8% in the three months ended September 30, 2002.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended September 30, 2003 decreased 11.9% to $19.5 million as compared to $22.1 million in the three months ended September 30, 2002. The decrease in depreciation expense primarily reflects phone service equipment depreciation expense for the three months ended September 30, 2003 declining to $1.6 million as compared to $4.6 million in the three months ended September 30, 2002, partially offset by depreciation relating to additional cell site construction. As of September 30, 2003, our network was comprised of 776 cell sites.

Loss on assets held for sale. On October 14, 2003, Rural Cellular Corporation announced that it had entered into a definitive agreement with AWS to exchange wireless properties. The transaction remains subject to federal regulatory approvals and certain other conditions, with closing anticipated in the first quarter of 2004. In connection with this transaction, we recorded a non-cash loss on assets held for sale, in accordance with SFAS No. 144, of $42.2 million effective in the third quarter of 2003.

Other Income (Expense)

Interest Expense. Interest expense (net) for the three months ended September 30, 2003, increased 58.8% to $45.1 million as compared to $28.4 million in the three months ended September 30, 2002.

The components of net interest expense are as follows:

	Three months ended

(in thousands)	September 30,

	2003	2002

Interest income	$(98)	$(32)
Interest expense on Credit Facility and subordinated notes	19,941	23,818
Interest expense senior notes	5,349	—
Amortization of debt issuance costs	1,303	1,088
Early extinguishments of debt issuance cost	5,942	—
11 3/8% Preferred Dividend and 12 1/4% Preferred Dividend (1)	13,784	—
Gain (loss) on derivative instruments	(1,897)	3,510
Other	745	—

	$45,069	$28,384

(1)	As a result of adopting SFAS No. 150, our 11 3/8% Senior Exchangeable and 12 1/4 % Junior Exchangeable Preferred securities were reclassified into Long-Term Liabilities. The dividend expense related to these instruments, which was previously reported as a component of “Preferred Stock Dividend” in our Condensed Consolidated Statements of Operations, is now classified as interest expense. SFAS No. 150 does not permit reclassification of prior year amounts to conform to the current year presentation.

The increase in interest expense primarily reflects the adoption of SFAS No. 150. The dividend expense related to our Senior and Junior Exchangeable Preferred securities, which were previously reported as a component of “Preferred Stock Dividend” in our Condensed Consolidated Statements of Operations, is now classified as interest expense within interest expense, net. SFAS No. 150 does not permit reclassification of prior year amounts to conform to the current year presentation. On November 15, 2003, RCC expects to distribute 6,535 shares of junior exchangeable preferred stock in payment of dividends to holders of record as of November 1, 2003. Also contributing to the increase in interest expense is a $5.9 million charge related to the early extinguishment debt under our credit facility in August 2003.

As of September 30, 2003, the effective rate of interest on our credit facility, excluding the impact of hedge agreements, was 4.63% as compared to 4.46% at September 30, 2002. Long-term debt as of September 30, 2003 was $1.795 billion as compared to $1.211 billion as of December 31, 2002.

Preferred Stock Dividends

Preferred stock dividends in the three months ended September 30, 2003 decreased by 80.3% to $3.0 million as compared to $15.3 million in the three months ended September 30, 2002 reflecting the adoption of SFAS No. 150. Under SFAS No. 150, dividend expense related to our Senior and Junior Exchangeable Preferred securities, which was previously reported as a component of “Preferred Stock Dividend” in our Condensed Consolidated Statements of Operations, is now accounted for as interest expense within “Interest Expense, net.” SFAS No. 150 does not permit reclassification of prior year amounts to conform to the current year presentation. We continue to present dividends on our Class M and Class T Preferred securities within “Preferred Stock Dividends” as we are not required to reclassify these dividends under SFAS No. 150 criteria.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Service Revenue. Service revenue for the nine months ended September 30, 2003 increased 10.5% to $264.4 million from $239.2 million in the nine months ended September 30, 2002. The revenue growth reflects the revenue resulting from additional customers added through increased penetration in existing markets together with increases in local service revenue per customer (“LSR”). The increase in LSR to $43 in the nine months ended September 30, 2003 from $41 in the nine months ended September 30, 2002 is the result of several factors, including increases in per customer access and features fees.

During the nine months ended September 30, 2003, total customers, including wholesale, increased by 37,687 and totaled 740,484 at September 30, 2003. During the nine months ended September 30, 2003, postpaid retention was 98.1%. Postpaid net customer additions were 26,745. In addition, during the nine months ended September 30, 2003, wholesale customers increased by 14,815, and prepaid customers decreased by 3,873. Wireless Alliance accounted for 16,206 customers.

We recognized $5.0 million in ETC support payments from the states of Alabama, Maine, Mississippi, and Washington during the nine months ended September 30, 2003. We did not recognize ETC support in the nine months ended September 30, 2002.

Reflecting FCC changes to the USF rate structure, our customer pass-through charges were $6.3 million during the nine months ended September 30, 2003 as compared to $3.8 million during the nine months ended September 30, 2002.

Roaming Revenue. For the nine months ended September 30, 2003, roaming revenue increased 3.2% to $98.4 million as compared to $95.4 million in the nine months ended September 30, 2002. Roaming yield for the nine months ended September 30, 2003, was $0.21 per minute as compared to $0.28 per minute in the nine months ended September 30, 2002. Affecting year-over-year comparability, however, was a $2.0 million one-time retroactive roaming payment to Wireless Alliance during the nine months ended September 30, 2002.

Equipment Revenue. Equipment revenue decreased 1.2% for nine months ended September 30, 2003, to $14.8 million from $14.9 million in the nine months ended September 30, 2002. The overall decrease in equipment revenue reflects a $4.4 million decrease in equipment reselling to $1.1 million offset with a $4.3 million increase in phone and accessory sales. The 2003 increase in phone and accessory sales reflects our customer promotion activities that did not utilize phone rental programs. In accordance with EITF-0021, we classified $958,000 in activation revenue as equipment revenue for the nine months ended September 30, 2003. In 2002, activation revenue was not classified as equipment revenue.

Operating Expenses

Network Costs. For the nine months ended September 30, 2003, network costs were $73.4 million as compared to $73.6 million in the nine months ended September 30, 2002. The slight decrease in network cost is partially a result of a decline in incollect cost, a material component of network costs, reflecting per minute price declines outpacing increases in minutes. Incollect cost declined 6.0% in the nine months ended September 30, 2003 to $34.2 million as compared to $36.4 million in the nine months ended September 30, 2002. Per minute incollect cost for the nine months ended September 30, 2003 was $0.15 per minute as compared to $0.19 in the nine months ended September 30, 2002.

Cost of Equipment Sales. Cost of equipment sales for the nine months ended September 30, 2003 increased 47.1% to $26.9 million as compared to $18.3 million in the nine months ended September 30, 2002. As a percentage of revenue, cost of equipment sales for the nine months ended September 30, 2003 increased to 7.1% as compared to 5.2% in the nine months ended September 30, 2002. Contributing to the increase in cost of equipment sales was our decision not to utilize our phone service leasing plans during the nine months ended September 30, 2003, under which the cost of handsets is capitalized rather than expensed as cost of equipment sales. For the nine months ended September 30, 2002, we capitalized $13.3 million in phone service handsets.

Selling, General and Administrative. For the nine months ended September 30, 2003, SG&A increased 9.8% to $96.4 million as compared to $87.8 million in the nine months ended September 30, 2002. Contributing to the increase in SG&A was an increase in pass-through charges totaling $6.7 million in the nine months ended September 30, 2003 as compared to $3.8 million in the nine months ended September 30, 2002 and an increase in bad debt expense. For the nine months ended September 30, 2003, bad debt expense was $6.6 million as compared to $5.7 million for the nine months ended September 30, 2002. Sales and marketing costs were $37.9 million in the nine months ended September 30, 2003 as compared to $37.0 million in the nine months ended September 30, 2002. As a percentage of revenue, SG&A increased to 25.5% in the nine months ended September 30, 2003 from 25.1% in the nine months ended September 30, 2002.

Depreciation and Amortization. Depreciation and amortization expense for the nine months ended September 30, 2003 decreased 3.9% to $59.2 million as compared to $61.6 million in the nine months ended September 30, 2002. The decrease in depreciation expense primarily reflects phone service equipment depreciation expense for the nine months ended September 30, 2003 declining to $6.6 million as compared to $12.3 million in the nine months ended September 30, 2002 partially offset by depreciation relating to additional cell site construction. As of September 30, 2003, our network is comprised of 776 cell sites.

Loss on assets held for sale. On October 14, 2003, Rural Cellular Corporation announced that it had entered into a definitive agreement with AWS to exchange wireless properties. The transaction remains subject to federal regulatory approvals and certain other conditions, with closing anticipated in the first quarter of 2004. In connection with this transaction, we recorded a non-cash loss on assets held for sale, in accordance with SFAS No. 144, of $42.2 million effective in the third quarter of 2003.

Other Income (Expense)

Interest Expense. Interest expense (net) for the nine months ended September 30, 2003, including the effect of SFAS No. 133 and SFAS No. 150, increased 9.4% to $95.7 million as compared to $87.5 million in the nine months ended September 30, 2002. The increase in interest expense primarily reflects the adoption of SFAS No. 150.

The components to interest expense are as follows:

	Nine months ended

(in thousands)	September 30

	2003	2002

Interest income	$(539)	$(408)
Interest expense on Credit Facility and Subordinated Notes	68,241	69,427
Interest expense Senior Notes	5,349	—
Amortization of debt issuance costs	3,422	3,295
Early extinguishments of debt issuance costs	5,942	3,319
11 3/8% Preferred Dividend and 12 1/4% Preferred Dividend (1)	13,784	—
Gain (loss) on derivative instruments	(1,253)	11,836
Other	745	—

	$95,691	$87,469

(1)	As a result of adopting SFAS No. 150, our 11 3/8% Senior Exchangeable and 12 1/4 % Junior Exchangeable Preferred securities were reclassified into Long-Term Liabilities. The dividend expense related to these instruments, which was previously reported as a component of “Preferred Stock Dividend” in our Condensed Consolidated Statements of Operations, is now classified as interest expense. SFAS No. 150 does not permit reclassification of prior year amounts to conform to the current year presentation.

The dividend expense related to our Senior and Junior Exchangeable Preferred securities, which was previously reported as a component of “Preferred Stock Dividend” in our Condensed Consolidated Statements of Operations, is now accounted for as interest expense within interest expense, net. SFAS No. 150 does not permit reclassification of prior year amounts to conform to the current year presentation.

Also contributing to the increase in interest expense is a $5.9 million charge related to the early extinguishment of debt under our credit facility in August 2003 as compared to $3.3 charge in January 2002.

As of September 30, 2003, the effective rate of interest on our credit facility, excluding the impact of hedge agreements, was 4.63% as compared to 4.46% at September 30, 2002. Long-term debt as of September 30, 2003 was $1.795 billion as compared to $1.211 billion as of December 31, 2002.

Preferred Stock Dividends

Preferred stock dividends in the nine months ended September 30, 2003 decreased by 20.1% to $35.8 million as compared to $44.8 million in the nine months ended September 30, 2002. The decline in Preferred Stock Dividends relates primarily to the adoption of SFAS No. 150. Effective July 1, 2003, dividend expense related to our Senior and Junior Exchangeable Preferred securities, which was previously reported as a component of “Preferred Stock Dividend” in our Condensed Consolidated Statements of Operations, is now classified as interest expense, net. SFAS No. 150 does not permit reclassification of prior year amounts to conform to the current year presentation.

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

Capital expenditures for the nine months ended September 30, 2003 were approximately $32.6 million compared to approximately $41.5 million for the nine months ended September 30, 2002. These amounts reflect the continued expansion of our existing wireless coverage, the leasing of handsets to certain customer groups in 2002, and begin to reflect capital expenditures in connection with the implementation of CDMA and GSM/GPRS network overlays and upgrades in our markets.

We anticipate incurring substantial expenditures in connection with the continued implementation of CDMA and GSM/GPRS network overlays and upgrades in our markets. We expect to fund these capital expenditures primarily from cash on hand, operating cash flow, and borrowings under our revolving credit facility. We anticipate substantially completing these networks by the end of 2005. Including the cost of our anticipated overlays, our total capital expenditures for 2003 through 2005 are expected to range from $190 million to $230 million.

We have been paying dividends on our senior and junior exchangeable preferred stock by issuing additional shares of exchangeable preferred stock. Effective August 2003 dividends on our senior exchangeable preferred stock were be paid in cash, and beginning in May 2005 our junior exchangeable preferred stock dividends are to be paid in cash. Although we are continuing to evaluate our alternatives, we do not currently anticipate that we will declare or pay cash dividends on our senior exchangeable preferred stock for the foreseeable future, except to the extent, if any, that we may be legally required to do so.

In conjunction with our completed $325 million 9 7/8% senior notes offering, we amended our credit facility. The credit facility amendment includes a $100 million basket that may be used toward the repurchase of our senior notes, subordinated notes or preferred stock. Such repurchases are further limited by covenants in other governing instruments, which may fluctuate. We may, in our sole discretion, determine to acquire such securities through open market purchases, privately negotiated transactions, or otherwise, upon such terms and at such prices as we may determine from time to time. Prior to any acquisition of junior preferred shares, we would pay any previously unpaid cash dividends on the senior preferred stock. Any such dividends would reduce the credit facility basket referred to above.

Credit Facility

We have a credit facility with a consortium of lenders which, as of September 30, 2003, provided up to $60.0 million in revolving loans and $540.7 million of outstanding term loans. As of September 30, 2003, $540.7 million was outstanding under the credit facility. Our credit facility contains certain financial and other covenants that, among other things, limit our ability to incur indebtedness, make investments, create or permit liens, make capital expenditures, provide guarantees, and pay dividends. In August 2003, January 2002, and March 2001, and, we obtained amendments of certain of the financial covenants and other provisions in the credit facility. As of September 30, 2003, we were in compliance with all financial covenants. Our financial covenant calculations do not include Wireless Alliance.

August 2003 Credit Facility Amendment

In August 2003 we amended our credit agreement to, among other things, permit us to issue the senior notes. In connection with the amendment, we used the proceeds from the sale of the senior notes, net of fees relating to the notes offering and the amendment, and available cash to make a total of approximately $356.1 million in repayments of outstanding indebtedness under our credit agreement, as follows:

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

     The following table summarizes our amortization requirements under our credit facility, 9 7/8% Senior Notes, 9 3/4% Senior Subordinated Notes and 9 5/8% Senior Subordinated Notes as of September 30, 2003.

		9 5/8% Senior
		Subordinated	9 7/8% Senior
		Notes	Notes
				9 3/4% Senior
		(1)	(2)	Subordinated
				Notes
(in thousands)	Credit facility	(due 5/15/2008)	(due 2/1/2010)	(due 1/15/2010)	Total

2003	$—	$—	$—	$—	$—
2004	—	—	—	—	—
2005	46,836	—	—	—	46,836
2006	82,954	—	—	—	82,954
2007	87,320	—	—	—	87,320
Thereafter	323,614	125,000	325,000	300,000	1,073,614

Total	$540,724	$125,000	$325,000	$300,000	$1,290,724

(1)	The amended credit agreement requires that the 9 5/8% senior subordinated notes due 2008 must be refinanced or extended beyond January 1, 2010, on or before November 15, 2007, or an event of default will occur.

(2)	The amended credit agreement requires that the 9 7/8% senior notes must be refinanced or extended beyond March 31, 2010, on or before July 31, 2009, or an event of default will occur.

Net cash provided by operating activities was $98.7 million for the nine months ended September 30, 2003. Adjustments to the $15.4 million net loss to reconcile to net cash provided by operating activities included $59.2 million in depreciation and amortization, a $13.8 million in long term dividends, a $11.3 million increase in accounts receivable, a $5.9 million charge relating to the early extinguishment of debt, and a $1.8 million decrease in accounts payable.

Net cash used in investing activities for the nine months ended September 30, 2003 was $32.3 million, primarily related to purchases of property and equipment. These purchases reflect the continued expansion of our existing wireless coverage and upgrading of existing cell sites and switching equipment.

Net cash provided by financing activities was $19.9 million for the nine months ended September 30, 2003, and reflected the offering of $325 million 9 7/8% Senior Notes and $115.0 million in additional borrowing under our credit facility. Partially offsetting the increased debt was $356.1 million in repayments of outstanding indebtedness under our credit facility, $34.2 million repayment of a swaption, and $12.9 million in payment of debt issuance costs.

Forward-Looking Statements

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

Interest Rate Risk

We have used senior notes, senior subordinated notes and bank credit facilities to finance, in part, capital requirements and operations. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose us to interest rate risk.

We are required by the terms of our current credit agreement to maintain interest rate swaps on at least 50% of our debt for an average period of three years from the date of the hedge agreements. On September 30, 2003 we held interest rate swap agreements with a notional amount of $284.0 million to convert variable rate debt to fixed rate debt and an interest rate cap with a total notional amount of $175.0 million to reduce the effective borrowing rate on our bank debt in a declining interest rate environment.

RCC’s derivative instruments and valuations are set forth in the table below. The fair values, except for the Class M and Class T convertible preferred stock, are based on quoted market prices or, if quoted market prices are not available, estimates using present value and other valuation techniques.

		Carrying value		Estimated fair market value

		September 30,	December 31,	September 30,	December 31,
	Notional
(Dollars in thousands)	amount	2003	2002	2003	2002

Financial assets
Interest rate flooridors:
Fleet Bank (terminated May 12, 2003)	$—	$—	$631	$—	$631
Interest rate cap (1):
Bear Stearns Bank (terminates March 27, 2006)	175,000	349	—	349	—

Total financial assets	$175,000	$349	$631	$349	$631

Financial liabilities
Credit facility	$—	$540,724	$793,853	$537,991	$689,064
9 7/8 % senior notes	—	325,000	—	320,743	—
9 5/8 % senior subordinated notes	—	125,000	125,000	113,675	81,250
9 3/4 % senior subordinated notes	—	300,000	300,000	269,820	195,000
11 3/8% senior exchangeable preferred stock	—	254,676	240,882	203,741	57,812
12 1/4% junior exchangeable preferred stock	—	213,400	195,035	132,308	42,908
Class M convertible preferred stock (2)	—	110,000	110,000	110,000	110,000
Class T convertible preferred stock (2)	—	7,541	7,541	7,541	7,541

	—	1,876,341	1,772,311	1,695,819	1,183,575
Derivative financial instruments
Interest rate swap agreements (1):
TD Securities (terminates May 16, 2005)	84,000	6,940	9,010	6,940	9,010
PNC Bank (terminated May 16, 2003)	—	—	975	—	975
Fleet Bank (terminates March 7, 2006)	200,000	1,779	—	1,779	-
Reverse swap agreements:
Fleet Bank (terminated June 2, 2003)	—	—	1,832	—	1,832
Dresdner Bank (terminated June 2, 2003)	—	—	1,316	—	1,316
Interest rate collar agreements:
PNC Bank (terminated May 25, 2003)	—	—	966	—	966
Union Bank (terminated June 5, 2003)	—	—	1,622	—	1,622
PNC Bank (terminated June 6, 2003)	—	—	1,827	—	1,827
Union Bank (terminated June 5, 2003)	—	—	936	—	936
Swaption (3):
TD Securities (terminated May 15, 2003)	—	—	30,072	—	30,072
	284,000	8,719	48,556	8,719	48,556

Other long-term liabilities	—	1,351	323	1,351	323

Total financial liabilities	$284,000	$1,886,411	$1,821,190	$1,705,889	$1,232,454

(1)	Recorded on our balance sheet at fair value, with related changes in fair value included in the statement of operations, and is not accounted for as a hedge under SFAS No. 133.

(2)	These financial instruments are not actively traded and, therefore, the estimated fair market value is stated at the carrying value.

(3)	We issued $125 million in subordinated debt in May 1998 that matures in May 2008. The $8.7 million value of an embedded call option within the subordinated debt was monetized in March 2001, resulting in a swaption. The swaption does not qualify for hedge accounting treatment under SFAS No. 133 and, as such, is recorded in the balance sheet at fair value with related changes in fair value included in the statement of operations. On May 15, 2003, the counterparty exercised its option to terminate the swaption, and we paid the counterparty $34.2 million, the fair market value at May 15, 2003.

Item 4. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the RCC’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

(b)	Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     We received a consolidated amended complaint on July 3, 2003. The consolidated amended complaint adds as defendants four directors who were members of our audit committee during the class period and Arthur Andersen LLP, our former independent auditors. The lead plaintiffs seek to represent a class consisting of all persons (except defendants and members of their families and entities in which they held interests) who purchased or otherwise obligated themselves to purchase our publicly traded equity and debt securities between May 7, 2001 and November 12, 2002. The lead plaintiffs allege that our publicly-announced financial results were false and misleading and that we made false and misleading statements about our operating performance and financial condition. The lead plaintiffs further allege that, as a result, the market price of our securities was artificially inflated during the class period and investors were deceived into buying our securities at artificially inflated prices. The lead plaintiffs allege that defendants are liable under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The lead plaintiffs seek compensatory damages in an unspecified amount, plus their attorneys’ fees and costs.

     On September 2, 2003, we served a motion to dismiss the consolidated amended complaint as against RCC and the defendant directors, on the grounds that it fails to plead fraud with the particularity required by Rule 9(b) of the Federal Rules of Civil Procedure and the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4, and fails to state a claim upon which relief may be granted. Arthur Andersen LLP also filed a motion to dismiss. The motions to dismiss currently are being briefed. A hearing on these matters has been scheduled for December 15, 2003.

     The individual defendants have requested that we indemnify them and advance the costs of their defense in connection with this action. Our board of directors authorized advancing the costs of defense to the executive officers and directors named as defendants in the initial complaints and has appointed a committee of certain non-party directors, as required by statute, to consider the request of the directors added as defendants in the consolidated amended complaint.

     We and the officer and director defendants are beneficiaries of liability insurance, which includes coverage for securities claims, subject to certain exclusions. We have tendered these claims to the carriers. The primary carrier has responded by raising certain issues with regard to coverage, which have not been resolved.

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

     The defendant directors have requested that we indemnify them and advance the costs of defense in connection with the derivative action. Our board of directors appointed a special counsel, as required by statute, who considered this request and determined that the defendant directors are entitled to advance of costs of defense.

     We and the defendant directors are named or defined as insureds under insurance policies that include coverage for certain shareholders’ derivative claims, subject to certain exclusions. This matter has been tendered to the insurers. Although the response from the primary carrier regarding the class action does not specifically address coverage of this claim, the same issues could be raised to dispute coverage of this matter.

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

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(b) Preferred Stock Dividends. Our board of directors determined not to declare the quarterly dividends payable on August 15 and November 15, 2003 on our Senior Exchangeable Preferred Stock. The cash dividends payable would have been $14.7 million. The Senior Exchangeable Preferred Stock is non-voting, except as otherwise required by law and as provided in the Certificate of Designation. The Certificate of Designation provides that at any time cash dividends on the outstanding senior exchangeable preferred stock are in arrears and unpaid for six or more quarterly dividend periods (whether or not consecutive), the holders of a majority of the outstanding shares of the affected exchangeable preferred stock, voting as a class, will be entitled to elect the lesser of two directors or that number of directors constituting 25% of the members of the Board of Directors.

The following table summarizes dividends not declared for Senior Exchangeable Preferred Stock.

Dividends
(not declared)
August 15, 2003	7,242
November 15, 2003	7,448

Total	$14,690

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Rural Cellular Corporation’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Rural Cellular Corporation’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Richard P. Ekstrand, Chief Executive Officer, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of Wesley E. Schultz, Chief Financial Officer, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The following Reports on Form 8-K were filed during the three months ended September 30, 2003:

•	Report on Form 8-K dated June 26, 2003 reporting under Items 5 and 7 that RCC Minnesota, a wholly-owned subsidiary of RCC, is acquiring 1900 MHz spectrum from AWS and one of its affiliates.

•	Report on Form 8-K dated July 20, 2003 reporting under Items 5 and 7 the offering of the senior notes.

•	Report on Form 8-K dated July 20, 2003 reporting under Items 7, 9 and 12 preliminary second quarter 2003 financial results.

•	Report on Form 8-K dated August 4, 2003 reporting under Item 12 certain financial results for the quarter ended June 30, 2003.

•	Report on Form 8-K dated August 4, 2003 reporting under Items 5 and 7 the completion of the private placement of $325 million aggregate principal amount of 9 7/8% senior notes.

•	Report on Form 8-K dated August 15, 2003 reporting under Item 12 certain financial results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RURAL CELLULAR CORPORATION (Registrant)

Dated: November 14, 2003	/s/ Richard P. Ekstrand Richard P. Ekstrand President and Chief Executive Officer

Dated: November 14, 2003	/s/ Wesley E. Schultz Wesley E. Schultz Executive Vice President and Chief Financial Officer (Principal Financial Officer)