Form 10-K
period 2003-12-31
RURAL CELLULAR CORP
filed 2004-03-05
CIK 869561

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2003.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☐          No ☑

      Aggregate value of shares of common stock held by nonaffiliates of the Registrant based upon the closing price on June 30, 2003 (only shares held by directors, officers and their affiliates, and holders of more than 5% of Class A or Class B stock are excluded): $30,077,922

      Number of shares of common stock outstanding as of the close of business on February 19, 2004:

Class A	11,701,397
Class B	539,291

Documents incorporated by reference:

      Portions of the definitive Proxy Statement relating to the 2004 Annual Meeting of Shareholders, which will be held on May 18, 2004 (“Proxy Statement”), are incorporated by reference into Part II, Item 9, and Part III in this report.

PART I

Item 1.	Business

      References in this Form 10-K to “Rural Cellular,” “RCC,” “we,” “our,” and “us‘ refer to Rural Cellular Corporation and its subsidiaries as a combined entity, except where it is clear that those terms mean only the parent company.

Forward-Looking Information

      This Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. All statements regarding us and our expected financial position, business, and financing plans are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “anticipates,” “intends,” or the negative or other variations of any such term or comparable terminology, or by discussions of strategy or intentions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, our expectations may prove not to be correct. A number of factors could cause our actual results, performance, and achievements or industry results to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to:

•	the competitive environment in the wireless and telecommunications industries and in the markets we serve, including the quality and pricing of comparable wireless communications services offered by our competitors;

•	economic conditions in our geographic markets and in general, including those resulting from geopolitical concerns;

•	demographic changes;

•	our ability to attract and retain qualified personnel;

•	our ability to meet the obligations of our indebtedness;

•	our ability to meet our schedule for build-out of our wireless network;

•	our business plan and our strategy for implementing our plan;

•	the market acceptance of the technology we use;

•	our capital expenditures and funding requirements, including our ability to access sufficient capital to meet operating and financing needs;

•	the availability of adequate quantities of system infrastructure and customer equipment and components to meet our service deployment and marketing plans and customer demand;

•	our ability to achieve and maintain market penetration and average customer revenue levels sufficient to provide financial viability;

•	our ability to integrate the operations of any businesses we acquire;

•	our ability to scale our billing, collection, customer care, and similar back-office operations to keep pace with customer growth and increased system usage;

•	future legislation or regulatory actions relating to specialized mobile radio services, other wireless communications services, or telecommunications services generally;

•	other risks and uncertainties described from time to time in our reports filed with the Securities and Exchange Commission; and

•	other factors described in this report including, without limitation, under “Factors that may affect our business, future operating results, and financial condition.”

      In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates, and data that may be incorrect or imprecise and involve known and unknown risks, uncertainties, and other factors. Accordingly, forward-looking statements included in this report do not purport to be predictions of future events or circumstances and may not be realized. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions to any of the forward-looking statements contained in this report to reflect future events or developments.

Factors that may affect our business, future operating results, and financial condition

Our future operating results could fluctuate significantly.

      We believe that our future operating results and cash flows may fluctuate due to many factors, some of which are outside our control. These factors include the following:

•	increased costs we may incur in connection with the build-out of our networks and the further development, expansion, and upgrading of our wireless systems;

•	fluctuations in the demand for our services and equipment and wireless services in general;

•	increased competition, including price competition;

•	changes in our roaming revenue and expenses due to renegotiation of our roaming agreements and the development of neighboring or competing networks;

•	changes in the regulatory environment;

•	changes in the level of support provided by the Universal Service Fund (“USF”);

•	the cost and availability of equipment components;

•	seasonality of roaming revenue;

•	changes in travel trends;

•	acts of terrorism, political tensions, unforeseen health risks, unusual weather patterns, and other catastrophic occurrences that could affect travel and demand for our services; and

•	changes in general economic conditions that may affect, among other things, demand for our services and the creditworthiness of our customers.

      We incurred net losses applicable to common shares of approximately $50.1 million, $456.5 million, and $102.1 million in the years ended December 31, 2003, 2002, and 2001, respectively. We may incur significant net losses as we seek to increase our customer base in existing markets. We may not generate profits in the short term or at all. If we fail to achieve profitability, that failure could have a negative effect on the market value of our common stock.

We have a significant amount of debt and preferred stock, which may limit our ability to meet our debt service and dividend obligations, obtain future financing, make capital expenditures in support of our business plan, react to a downturn in our business, or otherwise conduct necessary corporate activities.

      As of December 31, 2003, we had approximately $1.8 billion of long-term debt (which includes $493.1 million of senior and junior exchangeable preferred stock), approximately $156.7 million of Class M and Class T preferred stock, and shareholders’ deficit of approximately $526.8 million. Of the outstanding preferred stock, $622.6 million can be exchanged, at our option, subject to compliance with certain leverage ratios under our credit agreement and the indentures related to our outstanding notes and with the conditions outlined in the certificates of designation, for subordinated indebtedness.

      We are required to pay dividends on our exchangeable preferred stock. Since August 2003, dividends on our senior exchangeable preferred stock are to be paid in cash. We did not declare or pay the cash dividends on the senior exchangeable preferred stock due on August 15, 2003, November 15, 2003, or February 15, 2004, but are accruing them. We currently pay dividends on our junior exchangeable preferred stock by issuing additional shares. Beginning in May 2005, dividends on our junior exchangeable preferred stock are to be paid in cash.

      The current levels of our debt and preferred stock entail a number of risks, including the following:

•	we must use a substantial portion of our cash flows from operations to make principal and interest payments on our debt, thereby reducing funds that would otherwise be available to us for working capital, capital expenditures, future business opportunities, and other purposes;

•	we may not be able to obtain additional financing for working capital, capital expenditures, and other purposes on terms favorable to us or at all;

•	future borrowings under our credit agreement are at variable interest rates, making us vulnerable to increases in interest rates;

•	we may have more debt than many of our competitors, which may place us at a competitive disadvantage;

•	we may have limited flexibility to react to changes in our business; and

•	we may not be able to refinance our indebtedness or preferred stock on terms that are commercially reasonable or at all.

      Our ability to generate sufficient cash flow from operations to pay the principal or liquidation preference of, and interest or preferred dividends on, our indebtedness and preferred stock is not certain. In particular, if we do not meet our anticipated revenue growth and operating expense targets, our future debt and preferred stock service obligations could exceed the amount of our available cash.

Our common stock price has been and may continue to be volatile.

      The trading price of our Class A common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to factors such as:

•	actual or anticipated variations in operating results;

•	our ability to finance our operations, including required payments under our credit agreement and other obligations and compliance with our credit agreement covenants;

•	conditions or trends in the wireless communications industry and changes in the economic performance and/or market valuation of other wireless communications companies;

•	our strategic partnerships, joint ventures, or capital commitments; and

•	additions or departures of key personnel.

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

A significant portion of our revenue is from roaming charges. Based on industry trends, outcollect roaming yield has been declining over the last few years and is expected to continue to decline in the future. As a result, our future operating results could be adversely affected if increases in roaming minutes do not offset anticipated decreases in roaming yield.

      In 2003, 2002, and 2001, approximately 26%, 27%, and 26%, respectively, of our revenue was derived from roaming charges incurred by other wireless providers for use of our network by their customers who traveled within our coverage areas. Changes in the network footprints of these providers could have a material adverse effect on the terms of our roaming agreements and on our outcollect revenue and incollect expenses. For example, if a roaming partner from which we derive a significant amount of revenue in one of our service areas were to build its own network in that service area, our outcollect revenue derived from our roaming relationship with that partner in that area might decrease or even cease altogether, and our ability to negotiate favorable incollect rates in that partner’s network areas could decrease as well.

      In addition, our most significant roaming partners are performing overlays of their existing networks with GSM/ GPRS or CDMA technology. If these partners convert their customer base to GSM/ GPRS or CDMA technology more quickly than anticipated, the progress of our overlays may be insufficient to maintain the roaming revenue we have historically realized. Further, if we encounter delays in completing our overlays, we could miss upgrade milestones in our roaming agreements or our roaming partners may decide to expand their networks into our service areas in order to provide coverage for their customers, which would lead to a decline in our outcollect roaming revenue. Failure to meet upgrade milestones may result in reduced outcollect rates or loss of preferred roaming status under our roaming agreements. As required under our new roaming agreements, we have engaged an equipment vendor for our planned GSM/ GPRS upgrade. Any overbuild of our service areas by our roaming partners would also result in increased competition, which could have a negative impact on our business, operating results, retention, and financial condition.

      A substantial portion of our roaming revenue is derived from agreements with AT&T Wireless Services, Inc. (“AWE”), Verizon Wireless, and Cingular. Changes in their operations or a significant decline in the number of their customers could adversely affect our business. For the year ended December 31, 2003, AWE accounted for approximately 10.0% of our total revenue.

      Our roaming agreements have varying terms, from month-to-month to up to five years, and some are terminable with 30 days’ written notice. When these agreements expire or are terminated, we may be unable to renegotiate these roaming agreements or to obtain roaming agreements with other wireless providers upon acceptable terms. Failure to obtain acceptable roaming agreements could lead to a substantial decline in our revenue and operating income.

Our transition from TDMA to next generation technologies could have a negative impact on customer satisfaction and retention and our financial results.

      Our current technology strategy involves overlaying GSM/ GPRS and CDMA networks on our existing TDMA networks. We anticipate that our current customers using TDMA handsets will migrate to handsets using the upgraded technology. As these customers migrate and as roaming usage by our roaming partners’ GSM/ GPRS or CDMA customers increases, we will be required to allocate spectrum and capacity based on anticipated customer usage of the existing and new technologies. If we do not allocate spectrum and capacity appropriately, our service quality could suffer, and our customer satisfaction and retention could decrease, which could have an adverse effect on our results of operations. In addition, as our current customers migrate from TDMA handsets to GSM/ GPRS or CDMA handsets, our cost of equipment may increase as a result of increased handset subsidies.

      Further, reliance on our customer service functions may increase as we upgrade our wireless systems. Our inability to timely and efficiently meet the demands for these services could lead to customer dissatisfaction and decreased retention. We may also experience increased billing and technical support costs as a result of maintaining both TDMA and upgraded networks in our service areas, which would adversely affect our results of operations.

We will require substantial amounts of capital to meet various obligations and to maintain our wireless network and upgrade to next generation technologies. Our ability to generate the capital required to meet our obligations and to maintain and develop our network depends on many factors, including some that are beyond our control.

      We have required, and will continue to require, substantial capital to maintain our wireless network and upgrade to next generation technologies. We will also require cash to satisfy obligations to pay interest on our debt, pay dividends on our exchangeable preferred stock, and for other operating needs. We will likely need additional financing for any future acquisitions, to repay or refinance our debt at its final maturities, and to meet mandatory redemption provisions on our preferred stock. To the extent that we do not generate sufficient cash from operations to satisfy these needs, we will need to explore other sources of additional capital, which may include public and private equity and debt financings, including vendor financing. The amount of additional financing that we may require will depend on the success of our operations. The availability of additional financing is dependent on conditions in the capital markets. We may not be able to obtain additional financing on terms acceptable to us and within the limitations contained in the instruments governing our debt and our preferred stock, or any future financing arrangements.

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

Wireless number portability may decrease our customer retention and increase our marketing costs.

      The Federal Communications Commission (“FCC”) mandated that wireless carriers provide for wireless number portability in the top 100 markets by November 2003 and in all other markets by May 2004. Of our service areas, only Cambridge, Minnesota is a top 100 market for purposes of this regulation, and it is currently in compliance. Wireless number portability allows customers to keep their wireless phone number when switching to a different service provider. We anticipate wireless number portability will increase price competition and reduce retention. We may be required to grant promotional credits, subsidize product upgrades, and/or reduce pricing to match competitors’ initiatives and to retain customers, which could adversely impact our operating results.

If we encounter significant problems, such as delays, inaccuracies, or loss of customer information from our database, in the process of upgrading our billing function, we could experience customer dissatisfaction and increased churn, which could have a material adverse impact on our financial performance.

      We have decided to upgrade our data processing and billing. The implementation of this system is likely to be phased in over a period of several months and could cause a disruption in our billing cycle, including delays in mailing of and errors in statements sent to customers, and customers may be dropped from our database. If such problems are significant or prolonged, our customers may become dissatisfied and decide to switch to a rival carrier. Also, following implementation, we will be dependent on future performance of an outside contractor. Any significant or prolonged problems with our billing function could have a material adverse impact on our business, financial condition, and results of operations.

      There will also likely be a period during which our existing billing function and our upgraded billing function will run in tandem as we transition from one system to the other. For a period of time following completion of the upgrade, to the extent that agreements relating to current systems and services are still in effect, we may encounter duplication of some expenses.

Our roaming revenue is subject to some effects of seasonality, and as a result, our overall revenue and operating income are also subject to seasonal fluctuations.

      In 2003, 2002, and 2001, a substantial amount of our revenue was derived from roaming charges incurred by other wireless providers for use of our network by their customers who traveled within our service areas. Our service areas include a number of resort destinations. As a result, our roaming revenue increases during vacation periods, introducing a measure of seasonality to our revenue and operating income. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Matters — Seasonality.”

Difficulties in upgrading our wireless systems could increase our planned capital expenditures, delay the continued build-out of our networks, and negatively impact our roaming arrangements.

      Whenever we need to upgrade our networks, we will need to:

•	select appropriate equipment vendors;

•	select and acquire appropriate sites for our transmission equipment, or cell sites;

•	purchase and install low-power transmitters, receivers, and control equipment, or base radio equipment;

•	build out any required physical infrastructure;

•	obtain interconnection services from local telephone service carriers on a timely basis; and

•	test cell sites.

      Our ability to perform these necessary steps successfully may be hindered by, among other things, any failure to:

•	obtain necessary zoning and other regulatory approvals;

•	lease or obtain rights to sites for the location of our base radio equipment;

•	obtain any necessary capital;

•	acquire any additional necessary spectrum from third parties; and

•	commence and complete the construction of sites for our equipment in a timely and satisfactory manner.

      In addition, we may experience cost overruns and delays not within our control caused by acts of governmental entities, design changes, material and equipment shortages, delays in delivery, and catastrophic occurrences. Any failure to upgrade our wireless systems on a timely basis may affect our ability to provide the quality of service in our markets consistent with our current business plan, and any significant delays could have a material adverse effect on our business. Failure to meet upgrade milestones or to comply with other requirements under our roaming agreements could have an adverse effect on our roaming revenue.

We operate in a very competitive business environment, which can adversely affect our business and operations. Competitors who offer more services than we do may attract our targeted customers.

      The wireless communications industry is highly competitive, and we anticipate that this competition will cause the prices for wireless products and services to decline in the future. Many of our competitors and potential competitors have substantially greater financial, personnel, technical, marketing, and other resources than we do, as well as other competitive advantages. Further, there has been a recent trend in the wireless communications industry towards consolidation of wireless service providers through joint ventures, reorganizations, and acquisitions. We expect this consolidation, over time, to lead to larger and better capitalized competitors. Some competitors may market services we do not offer, such as cable television, internet access, landline local exchange, or long distance services, which may make their services more attractive to customers.

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

Regulation by government or potential litigation relating to the use of wireless phones while driving could adversely affect our results of operations.

      Some studies have indicated that some aspects of using wireless phones while driving may impair drivers’ attention in certain circumstances, making accidents more likely. These concerns could lead to litigation relating to accidents, deaths, or serious bodily injuries, or to new restrictions or regulations on wireless phone use, any of which also could have material adverse effects on our results of operations. A number of U.S. states and local governments are considering or have recently enacted legislation that would restrict or prohibit the use of a wireless handset while driving a vehicle or, alternatively, require the use of a hands-free telephone. Legislation of this sort, if enacted, would require wireless service providers to provide hands-free enhanced services, such as voice activated dialing and hands-free speaker phones and headsets, so that they can keep generating revenue from their subscribers, who make many of their calls while on the road. If we are unable to provide hands-free services and products to subscribers in a timely and adequate fashion, the volume of wireless phone usage would likely decrease, and our ability to generate revenues would suffer.

Our business is subject to extensive government regulation, which could adversely affect our business by increasing our expenses. We also may be unable to obtain or retain regulatory approvals necessary to operate our business, which could negatively affect our results of operations.

      The FCC regulates many aspects of our business, including the licensing, construction, interconnection, operation, acquisition, and sale of our wireless systems, as well as the number of wireless licenses issued for each of our markets. State and local regulatory authorities, to a lesser extent, also regulate aspects of our business and services. In addition, the Federal Aviation Administration regulates aspects of construction, marking, and lighting of communications towers on which we place our wireless transmitters. Changes in legislation and regulations governing wireless activities, wireless carriers, and availability of USF support, our failure to comply with applicable regulations, or our loss of or failure to obtain any license or licensed area could have a material adverse effect on our operations.

      The FCC and state authorities are increasingly looking to the wireless industry to fund various initiatives, including federal and state universal service programs, telephone number administration, services to the hearing-impaired, and emergency 911 services. In addition, many states have imposed significant taxes on providers in the wireless industry and have adopted or are considering adoption of regulatory requirements regarding customer billing and other matters. These initiatives have imposed and will continue to impose increased costs on us and other wireless carriers and may otherwise adversely affect our business. Under Phase II of its emergency 911 service rules, for example, the FCC has mandated that wireless providers supply the geographic coordinates of a customer’s location, by means of network-based or handset-based technologies, to public safety dispatch agencies. We believe that we will be able to implement most aspects of the required Phase II systems by the applicable deadlines; however, it appears unlikely that our network-based systems will be able to comply fully with the FCC’s current accuracy requirements for these systems. Although we intend to continue working with the FCC to seek relaxed standards or extended deadlines for Phase II implementation in rural areas, there can be no assurance that the FCC ultimately will adopt such relaxed standards or extended deadlines, that we will be able to comply with any such relaxed standards or extended deadlines, or that we will not be subject to fines by the FCC in connection with our failure to comply with the FCC’s emergency 911 service rules. These initiatives will impose significant costs on us and there can be no assurance that we will be able to meet these various requirements or that we will not be subject to fines or license revocation by the FCC in connection with our failure to comply with these requirements.

      Each of our wireless licenses is subject to renewal upon expiration of its current term, which is generally ten years. Grants of wireless license renewals are governed by FCC rules establishing a presumption in favor of incumbent licensees that have complied with their regulatory obligations during the ten-year license period. However, we cannot provide assurance that the FCC will grant us any future renewal applications or that our applications will be free from challenge. In addition, FCC rules require wireless licensees to meet build-out requirements with respect to particular licenses, and failure to comply with these and other requirements in a given licensed area could result in revocation or nonrenewal of our license for that area or the imposition of fines by the FCC.

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

      Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. As a result, we are required to test both goodwill and other indefinite-lived intangible assets, consisting primarily of our spectrum licenses, for impairment on an annual basis based upon a fair value approach, rather than amortizing them over time. We are also required to test goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, regulatory requirements, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. If our fair value continues to be less than our book value for an extended period of time, it could trigger the need for impairment tests of goodwill between annual tests. Additionally, the value of our licenses must be tested between annual tests if events or changes in circumstances indicate that the value might be impaired. The amount of any such annual or interim impairment charge could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

      In 2002, upon adoption of SFAS No. 142, we completed an impairment test of both our goodwill and our licenses and determined that there were impairments of $5.0 million and $412.0 million, respectively. We recorded those impairment charges upon adoption as a cumulative change in accounting principle. In accordance with SFAS No. 142, any future impairment charges will be recorded as operating losses. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Goodwill and Indefinite-Lived Intangible Assets.” As required under SFAS No. 142, we completed our 2003 annual impairment test for our goodwill and licenses and did not identify any impairment of goodwill or licenses.

      Effective January 1, 2002, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, we are required to assess the impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable as measured by the sum of the expected future undiscounted cash flows. Factors management considers that could trigger an impairment review include significant underperformance relative to minimum future operating results, significant change in the manner of use of the assets, significant technological or industry changes, or changes in the strategy for our overall business. When we determine that the carrying value of certain long-lived assets may not be recoverable based upon the existence of one or more of the above impairment indicators, we then measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model. In accordance with SFAS No. 144, any such impairment charges will be recorded as operating losses. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Impairment of Long-Lived Assets.”

      On March 1, 2004, we exchanged certain wireless properties with AWE. In connection with this transaction, we recorded a non-cash loss on assets held for sale, in accordance with SFAS No. 144, of $42.2 million effective in the third quarter of 2003.

      Any operating losses resulting from impairment charges under SFAS No. 142 or SFAS No. 144 could have an adverse effect on the market price of our securities.

The restrictive covenants in our existing debt and preferred stock instruments and agreements may limit our ability to operate our business.

      The instruments governing our debt, including our credit agreement, the indentures governing our outstanding notes, and the certificates of designation governing our preferred stock, impose significant operating and financial restrictions on us. These restrictions significantly limit, among other things, our ability and the ability of our subsidiaries to:

•	incur additional debt;

•	pay cash dividends on common stock;

•	repay junior debt prior to stated maturities;

•	allow the imposition of dividend restrictions on certain subsidiaries;

•	sell assets;

•	make investments;

•	engage in transactions with shareholders and affiliates;

•	create liens; and

•	engage in some types of mergers or acquisitions.

      Our credit agreement requires us to maintain specified financial ratios. Substantially all our assets are subject to liens securing our credit agreement. These restrictions could limit our ability to obtain future financing, make needed capital expenditures, withstand a downturn in our business, or otherwise conduct necessary corporate activities. Our failure to comply with these restrictions could lead to a default under the terms of the relevant debt or a violation of the terms of the preferred stock even though we are able to meet debt service and dividend obligations.

      If there were an event of default under our credit agreement or other debt, the holders of the affected debt could elect to declare all of that debt to be due and payable which, in turn, could cause all of our other debt to become due and payable. We and our subsidiaries might not have sufficient funds available, and we might be unable to obtain sufficient funds from alternative sources, to make these payments. Even if we can obtain additional financing, the terms might not be favorable to us. If the amounts outstanding under our credit agreement were accelerated and we could not obtain sufficient funds to satisfy our obligations, our lenders could proceed against our assets and the stock and assets of our subsidiaries. As a result, any event of default could have a material adverse effect on our business and financial condition.

We are subject to limitations on our ability to pay cash dividends on and repurchase or otherwise satisfy our obligations under our senior exchangeable preferred stock and junior exchangeable preferred stock. If we do not satisfy these obligations, the holders of these securities may have the right to elect additional members to our board of directors.

      Our ability to pay cash dividends on and to redeem our senior exchangeable preferred stock and junior exchangeable preferred stock for cash when required is substantially restricted under various covenants contained in documents governing our outstanding preferred stock and our indebtedness. In addition, under Minnesota law, we are permitted to pay dividends on or redeem our capital stock, including the senior exchangeable preferred stock and the junior exchangeable preferred stock, only if our board of directors determines that we will be able to pay our debts in the ordinary course of business after paying the dividends or completing the redemption. In addition, in order to redeem the junior exchangeable preferred stock, our board of directors must determine that we have sufficient assets to satisfy the liquidation preferences of the senior exchangeable preferred stock.

      In the past, we have been able to pay dividends on our senior and junior exchangeable preferred stock by issuing additional shares of preferred stock. Since August 2003, dividends on our senior exchangeable preferred stock are to be paid in cash. Beginning in May 2005 our junior exchangeable preferred stock dividends are to be paid in cash. We did not declare or pay the cash dividends and on the senior exchangeable preferred stock due on August 15, 2003, November 15, 2003, or February 15, 2004. We are currently accruing those dividends and may choose to accrue these dividends indefinitely, but if we do so for more than six fiscal quarters or otherwise fail to comply with the terms of the senior exchangeable preferred stock or the junior exchangeable preferred stock, the holders of a majority of the outstanding shares of the affected series of exchangeable preferred stock, voting as a class, will be entitled to elect the lesser of two directors or that number of directors constituting 25% of the members of our board. In addition, a failure to pay dividends on our preferred stock may result in a downgrade of our credit ratings, and such a downgrade could have an adverse effect on our ability to refinance our existing indebtedness or otherwise raise capital.

If the demand for wireless data services does not grow, or if we fail to capitalize on such demand, it could have an adverse effect on our growth potential.

      We have committed significant resources to wireless data services and our business plan assumes increasing demand for such services. That demand may not materialize. Even if such demand does develop, our ability to deploy and deliver wireless data services relies, in many instances, on new and unproven technology. Existing technology may not perform as expected, and we may not be able to obtain new technology to effectively and economically deliver these services.

We may not be able to successfully integrate acquired or exchanged properties, which could have an adverse effect on our financial results.

      We seek to improve our networks and service areas through selective acquisitions of other providers’ properties and other assets, and in some instances, we may exchange our properties or assets for those properties and assets. We will be required to integrate with our operations any properties we acquire, which may have billing systems, customer care systems, and other operational characteristics that differ significantly from those of our networks. We may be unsuccessful in those efforts, and retention in acquired properties and surrounding areas may suffer as a result, which could have an adverse effect on our business and results of operations. We will face these potential risks with respect to our completed exchange of properties with AWE.

We have shareholders who could exercise significant influence on management.

      The holders of our Class M convertible preferred stock currently are able to elect two members to our board of directors and can vote, on an as-converted basis, approximately 2,075,471 shares of our Class A common stock, which represented, as of December 31, 2003, approximately 10.8% of the voting power of our common stock. The holders of our senior exchangeable preferred stock and junior exchangeable preferred stock, under certain circumstances, may also be able to elect members of our board of directors in the future. If any of these holders were to disagree with decisions made by management or the board of directors about our plans or operations, they might be able to bring significant pressure to change such plans or operations.

Antitakeover provisions could adversely affect the price of our Class A common stock.

      Some of the provisions of our Articles of Incorporation, Amended and Restated Bylaws, and Minnesota law could delay or prevent a change of control or a change in management that may be beneficial to shareholders including:

•	provisions for a classified board of directors;

•	provisions for advance notice for director nominations and shareholder proposals;

•	provisions allowing holders of our Class B common stock ten votes per share as compared to one vote per share for our Class A common stock;

•	provisions for supermajority votes to approve mergers or amend specified provisions of the Articles and Bylaws; and

•	statutory limits regarding share acquisitions and business combinations.

      We also have adopted a rights plan that could discourage, delay, or prevent someone from acquiring us at a premium price. The rights plan provides that preferred stock purchase rights attached to each share of our common stock become exercisable to purchase shares of common stock at 50% of market value, causing substantial dilution to a person or group acquiring 15% or more of our common stock if the acquisition is not approved by our board of directors.

      In addition, the documents governing our indebtedness and our preferred stock impose conditions on our ability to enter into a change of control transaction. Under these documents, the occurrence of a change of control transaction, in some cases after notice and grace periods, would constitute an event of default permitting acceleration of the indebtedness or would trigger a right of redemption.

We may incur increased costs as a result of recently enacted and proposed changes in securities laws and regulations.

      Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules enacted and proposed by the SEC and by the stock exchanges and the Nasdaq Stock Market, could result in increased costs to us as we evaluate the implications of any new rules and respond to their requirements. The new rules could make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as executive officers. We are currently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs.

Our designation or certification as an Eligible Telecommunications Carrier (“ETC”) in any state where we conduct business could be refused, conditioned, or revoked due to circumstances beyond our control, thus depriving us of financial support in that state from the USF.

      In order to receive financial support from the USF in any state, we must receive ETC certification in that state. We are ETC certified in the states of Alabama, Maine, Minnesota, Mississippi, Vermont, and Washington. We also have pending applications for ETC certification in Kansas, New Hampshire, and Oregon. If any of these or future applications for ETC designation or certification are denied or if our ETC designation or certification in these or other states is revoked or conditioned, our financial results could be adversely affected.

(a) General Development of Business

      We are a wireless communications service provider focusing primarily on rural markets in the United States. Our operating regions include portions of five states in the Northeast, two states in the Northwest, four states in the Midwest, and three states in the South. Within each of our four regions, we have deployed a strong local sales and customer service presence in the communities we serve, which we believe provides us with a substantial competitive advantage, particularly when coupled with the comprehensive coverage of our network. In addition, we believe our market characteristics, network quality, and the lower number of competitors in our markets relative to more urban markets make us an attractive roaming partner for other wireless communications service providers. We have preferred roaming relationships with AWE, Cingular Wireless, LLC, T-Mobile, and Verizon Wireless in our various regions.

      In October 2003, we completed an acquisition of personal communication services, or “PCS,” licenses from AWE, which overlap our Northeast and Northwest regions. On March 1, 2004, we completed a property exchange with AWE where we exchanged certain operations in Oregon for selected AWE operations in Alabama and Mississippi and received other unbuilt PCS licenses from AWE adjacent to and overlapping portions of our Midwest, Northwest, and South regions. The new licenses from these two transactions, together with our other existing licenses, will be used in our next generation network build-out, which we commenced in late 2003 and expect to be substantially complete in late 2005.

      Giving effect to our property exchange with AWE, our marketed networks covered a total population of approximately 6.3 million POPs and served approximately 660,000 voice customers, excluding wholesale customers, as of December 31, 2003. Our marketed PCS networks, which we operate through Wireless Alliance, a 70%-owned joint venture with T-Mobile, covers a total population of approximately 754,000 and served approximately 16,000 voice customers as of December 31, 2003.

      We also own PCS licenses that cover a total population of 300,000 in our Midwest and 1.2 million in our Northeast regions. Our networks in these areas enable our customers and those of our roaming partners to use our service. We do not yet directly market our services in these areas.

      The following table summarizes our existing wireless systems as of December 31, 2003, giving effect to the AWE property exchange (does not include our unbuilt licenses).

	Percentage	Service Area	Voice
Regions	Ownership	POPS(1)	Customers(2)	Square Miles	States

Directly Marketed
Cellular:
Midwest	100%	741,000	118,000	45,000	MN, SD
Northeast	100%	2,068,000	271,000	46,000	MA, ME, NH, NY, VT
South(3)	100%	2,012,000	125,000	79,000	AL, KS, MS
Northwest(3)	100%	706,000	130,000	77,000	OR, WA

Total		5,527,000	644,000	247,000
PCS:
Wireless Alliance	70%	754,000	16,000	19,000	MN, ND, SD, WI

Total Directly Marketed		6,281,000	660,000	266,000

Not Directly Marketed (4)
PCS:
Midwest	100%	300,000		4,000	MN
Northeast	100%	1,173,000		6,000	NH, ME

Total Not Directly Marketed		1,473,000		10,000

Total		7,754,000		276,000

(1)	Reflects 2000 U.S. Census Bureau population data updated for December 2002.

(2)	Customer numbers exclude wholesale, paging, and long distance customers.

(3)	Under the property exchange agreement with AWE, on March 1, 2004, we transferred to AWE our operations in Oregon RSA 4, covering approximately 3,900 square miles, 228,000 POPs, and approximately 35,000 customers as of December 31, 2003. We received from AWE certain of its operations in Alabama and Mississippi, increasing our South region footprint by 7,900 square miles, 545,000 POPs, and approximately 16,000 customers as of December 31, 2003.

(4)	In these licensed areas we do not currently market our services on a per customer basis.

(b) Financial Information about Segments

      Our business consists of one reportable operating segment, the operation of wireless communication systems in the United States.

(c) Description of Business/ Service Areas

Marketing of Products and Services

Local Service

      We have developed our marketing strategy on a market-by-market basis and offer service plan options to our customers tailored to address their specific needs and to encourage cellular usage. In general, because our customers typically live in rural areas, they are more likely to purchase plans that provide a regional footprint rather than a national one. Most of our service plans have a fixed monthly access fee, which includes a specified number of minutes, and incremental fees for enhanced services. As a result of our focus on marketing strategies as well as the upgrade of our networks to digital capability, we are able to offer our customers a wide array of services on an individual or bundled basis. We believe these services, which include the following, stimulate demand for wireless usage and increase customer loyalty:

•	Caller ID — Allows a customer to see the phone number and name of the calling party before answering the call or after not answering a call.

•	Short Message Service — Allows a customer to receive and send text messages or content messages.

•	Numeric Paging — Allows a caller to leave a phone number rather than a voice message.

•	Visual Message Notification — Allows a customer to know that a text or voice message has been received by displaying an icon on the customer’s phone.

•	Group Ring — Allows a customer to have multiple phones ring simultaneously when a single cellular phone number is called.

•	Add-A-Line — Allows an additional phone to be included on a single account for a flat fee, permitting a customer to share the service plan minutes.

•	Voicemail — Allows a customer to receive and retrieve voicemail.

•	Regional Personal Toll-Free Number — Provides a customer with a regional personal toll-free number, which encourages customers to distribute their cellular numbers and keep their telephones turned on to accept incoming calls.

•	Nationwide Calling Option — Allows a customer to pay a flat fee for all long distance calls made from our service areas.

•	Voice Activated Dialing — Provides speech recognition services to wireless customers and requires no extra equipment for the customer to buy or install.

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

Roaming

      Roaming is an integral component of our service offerings. We have structured our roaming agreements to enable us to provide expanded network access to our customers both regionally and nationally and provide roaming rates based upon factors such as network coverage, feature functionality, and number of customers. A substantial portion of our roaming revenue is derived from agreements with three national wireless providers, AWE, Verizon Wireless, and Cingular, which, for the years ended December 31, 2003 and December 31, 2002, accounted for approximately 84% and 85% of our total roaming minutes, respectively. For the years ended December 31, 2003 and December 31, 2002, outcollect roaming revenue received from AWE accounted for 10.0% and 10.1%, respectively, of our total revenue. Under most of our roaming agreements, the roaming yield per minute we receive from outcollect calling minutes, in addition to the cost per minute we pay for our customers’ incollect activity, declines over time.

      We have roaming agreements in our markets with various national carriers and have nationwide roaming agreements with:

•	AWE, which is effective through June 2006, renewable until 2008 at our option,

•	Cingular, which is effective through June 2007,

•	T-Mobile, which is effective through December 2007, and

•	Verizon, which is effective through December 2007.

      Under these agreements, we are able to attain preferred roaming status by overlaying our existing TDMA networks with GSM/ GPRS or CDMA technologies. Our Northeast and Northwest networks are being overlaid with GSM/ GPRS technology, while our Midwest region network is being overlaid with CDMA technology. We expect to have these technology conversions substantially completed during 2005. We are currently considering the overlay options for our South region, where demand for next-generation technologies by our customers is not yet as great as compared to other regions.

      As part of our Northeast GSM/ GPRS overlay, we acquired 1900 MHz spectrum from AWE and an affiliate covering 1.8 million POPs in our Northeast region and 200,000 POPs in our Northwest region, most of which overlap our existing service areas. Additionally, on March 1, 2004 we completed a transfer of ownership of our Oregon RSA 4 property to AWE. Consideration received by us in the exchange included 1900 MHz licenses also largely overlapping our service areas in our Northwest region in addition to 1900 MHz licenses in our Midwest and South regions.

      Wireless Alliance has a roaming agreement with its joint venture partner T-Mobile.

Customer Equipment

      We currently sell handsets manufactured by Motorola, Inc., Ericsson, Inc., and Nokia Telecommunications, Inc. and accessories manufactured by a number of sources.

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

      Our distribution channels include the following:

•	direct sales through:

•	retail stores and kiosks that we operate and staff with our employees. As of December 31, 2003, we had 89 stores, primarily located in our more densely populated markets. In addition, we had six stand-alone kiosks. Our retail locations help us establish our local presence and promote customer sales and service; and

•	account executives who are our employees and focus on business and major account sales and service; and

•	indirect sales through independent sales agents. Our independent sales agents are established businesses in their communities and include retail electronics stores, farm implement dealers, automobile dealers, automotive parts suppliers, college and university bookstores, video and music stores, and local telephone companies. Most of the agents sell our services in conjunction with their principal business. We provide cellular, digital, and paging equipment to the agents for sale or lease to customers, and the agents market our services utilizing a cooperative advertising program.

      Each region is responsible for recruiting, training, and supporting sales personnel for each distribution channel. We provide extensive, ongoing training and support to sales personnel.

Customer Base

      At December 31, 2003, our customer base consisted of three types of customers: postpaid, wholesale, and prepaid. Postpaid customers accounted for the largest portion of our customer base as of that date, at 88.0%. These customers pay a monthly access fee for a wireless service plan that generally includes a fixed number of minutes and certain service features. In addition to the monthly access fee, these customers are typically billed in arrears for long-distance charges, roaming charges, and minutes of use exceeding the rate plans. Our wholesale customers are similar to our postpaid customers in that they pay monthly fees to utilize our network and services; however, the customers are billed by a third party (reseller), who has effectively resold our service to the end user (customer). We in turn bill the third party for the monthly usage of the end user. The wholesale base accounted for 9.0% of our total customer base as of December 31, 2003. Our prepaid customers accounted for 3.0% of our customer base as of December 31, 2003.

Customer Service

      To provide consistent customer service in our service centers, we have implemented local monitoring and control systems and maintain customer service departments consisting of trained personnel who are aware of the needs of the customers in our local markets. Our customer service centers are located in Alexandria, Minnesota; Bangor, Maine; Enterprise, Alabama; and Bend, Oregon. Our customer service centers can be accessed 24 hours a day, 365 days a year, and are responsible for processing new service orders and service changes for existing customers and maintaining customer records.

Service Marks

      The following table summarizes the brand names we use to market our services in our different regions.

Region	Brand Name

Northeast	UNICEL®
Midwest	CELLULAR 2000®, UNICEL®
Northwest	CELLULARONE®
South	UNICEL®

      We own the UNICEL® mark. The CELLULAR 2000® name and related marks are owned by Cellular 2000, Inc., of which we currently own a 50% interest. The only business of Cellular 2000, Inc. is the licensing of its service mark to its shareholders. We do not pay any license fees for the use of the CELLULAR 2000® mark. The CELLULARONE® mark is owned by Cellular One Group. Our license agreement with Cellular One Group for use of the mark has expired, but we continue to use the mark and make payments to Cellular One Group for that use.

Network Operations

Cellular Operations

      We develop and build our wireless service areas in response to customer demand by adding channels to existing cell sites and by building new cell sites to increase coverage and capacity. Where appropriate, we also upgrade acquired properties to enable us to provide similar quality service over our entire network. We expect to continue our wireless system expansion where necessary to add and retain customers, enhance customer usage on our systems, and increase roaming traffic. We also enhance our systems through scalable network equipment, cell site splitting, cell site sectorization, and digital upgrades of our systems. In addition to improving service quality, these enhancements generally provide improved network system performance and efficiency of operations. Our cellular network consisted of 754 cell sites as of December 31, 2003. Giving effect to our property exchange agreement with AWE, on March 1, 2004, our networks would have included 813 cell sites.

      Although we currently rely on TDMA as the primary digital standard for our wireless systems, our Northeast and Northwest networks are being overlaid with GSM/ GPRS technology while our Midwest region network is being overlaid with CDMA technology. Our next generation networks will utilize existing cellular spectrum together with PCS licenses recently acquired from AWE and PCS licenses from our property exchange with AWE. We expect to have these technology conversions completed during 2005. We are considering the overlay options for our South region, where demand for next-generation technologies by our customers is not yet as great.

      We also have PCS networks in our Midwest and Northeast regions. Although we do not directly market our service to the residents of these areas, these networks satisfy FCC build-out requirements and allow us to receive outcollect revenue from our national roaming partners and minimize our incollect cost from our existing customers using their phones in those areas.

Build-Out Conditions of PCS Licenses

      All PCS licenses are granted for 10-year terms conditioned upon timely compliance with the FCC’s build-out requirements. Pursuant to the FCC’s build-out requirements, all 30 MHz broadband PCS licensees must construct facilities that offer coverage to one-third of the licensed area’s population within five years of obtaining the license and to two-thirds of the licensed area’s population within ten years, and all 10 MHz broadband PCS licensees must construct facilities that offer coverage to at least one-quarter of the population within five years or make a showing of “substantial service” within that five year period. Failure to comply with these build-out requirements could result in license cancellation or revocation. We are in compliance with the build-out requirements of our recently acquired PCS licenses and the PCS licenses we received from the AWE property exchange.

Wireless Alliance

      Wireless Alliance operates a GSM network and at December 31, 2003, had 65 cell sites using T-Mobile’s switch.

Other Licenses

      Currently we own, but have not yet developed operating plans for, local multi-point distribution system licenses. These licenses cover approximately 2.6 million POPs and either overlap or are adjacent to our cellular systems.

Licenses

      Giving effect to our property exchange with AWE, our marketed networks, excluding overlapping licenses, covered a total population of approximately 6.3 million POPs and served approximately 660,000 voice customers, excluding wholesale customers, as of December 31, 2003.

      The following table summarizes our marketed and unmarketed cellular and PCS licenses, including overlapping unbuilt licenses, as of December 31, 2003, giving effect to the AWE property exchange:

Description	% Ownership	POPs	License	Spectrum	Date of Acquisition

Midwest
Minnesota RSA 1	100%	49,000	B	25 MHz Cellular	01-Apr-91
Minnesota RSA 2	100%	66,000	B	25 MHz Cellular	01-Apr-91
Minnesota RSA 3	100%	58,000	B	25 MHz Cellular	01-Apr-91
Minnesota RSA 5	100%	216,000	B	25 MHz Cellular	01-Apr-91
Minnesota RSA 6	100%	284,000	B	25 MHz Cellular	01-Apr-91
Duluth, Minnesota/ Superior, Wisconsin BTA 119	70%	293,000	B	20 MHz PCS	10-Apr-97
Fargo, North Dakota/ Moorhead, Minnesota BTA 166	70%	185,000	B	20 MHz PCS	10-Apr-97
Grand Forks, North Dakota BTA 166	70%	96,000	B	20 MHz PCS	10-Apr-97
Sioux Falls, South Dakota BTA 422	70%	180,000	B	20 MHz PCS	06-Nov-97
South Dakota RSA 4	100%	68,000	B	25 MHz Cellular	01-Feb-99
St. Cloud, MN BTA 391	100%	300,000	C	30 MHz PCS	01-Jul-99
Duluth, MN	100%	414,000	D	10 MHz PCS	01-Mar-04
Fargo, ND	100%	317,000	F	10 MHz PCS	01-Mar-04
Grand Forks, ND	100%	194,000	E	10 MHz PCS	01-Mar-04

Description	% Ownership	POPs	License	Spectrum	Date of Acquisition

Northeast
Maine, Bangor MSA	100%	146,000	B	25 MHz Cellular	01-May-97
Maine, RSA 2	100%	141,000	B	25 MHz Cellular	01-May-97
Maine, RSA 3	100%	231,000	B	25 MHz Cellular	01-May-97
Massachusetts RSA 1	100%	72,000	A	25 MHz Cellular	01-Jul-98
New Hampshire RSA 1	100%	312,000	A	25 MHz Cellular	01-Jul-98
New York RSA 2	100%	231,000	A	25 MHz Cellular	01-Jul-98
Vermont RSA 1	100%	222,000	A	25 MHz Cellular	01-Jul-98
Vermont RSA 2	100%	239,000	A	25 MHz Cellular	01-Jul-98
Vermont, Burlington MSA	100%	156,000	A	25 MHz Cellular	01-Jul-98
Maine, RSA 1	100%	85,000	B	25 MHz Cellular	31-Jul-98
Manchester & Nashua, NH BTA 274	100%	638,000	F	10 MHz PCS	01-Jan-01
New Hampshire, Portsmouth MSA	100%	233,000	B	25 MHz Cellular	01-Jan-01
Portland, ME BTA 357	100%	535,000	F	10 MHz PCS	01-Jan-01
Bangor, ME BTA 30	100%	327,000	A5	10 MHz PCS	15-Oct-03
Burlington, VT BTA 63	100%	414,000	F	10 MHz PCS	15-Oct-03
Fulton County, NY 36035	100%	55,000	D	10 MHz PCS	15-Oct-03
Hamilton County, NY 36041	100%	5,000	D	10 MHz PCS	15-Oct-03
Keene, NH BTA 227	100%	120,000	A5	10 MHz PCS	15-Oct-03
Lebanon, NH BTA 249	100%	183,000	A4	10 MHz PCS	15-Oct-03
Lewiston, ME BTA 251	100%	223,000	A5	10 MHz PCS	15-Oct-03
Plattsburg, NY BTA 352	100%	120,000	E	10 MHz PCS	15-Oct-03
Presque Isle, ME BTA 363	100%	73,000	A5	10 MHz PCS	15-Oct-03
Rutland-Bennington, VT BTA 388	100%	100,000	E	10 MHz PCS	15-Oct-03
Waterville, ME BTA 465	100%	169,000	A5	10 MHz PCS	15-Oct-03
Northwest
Oregon RSA 3	100%	158,000	A	25 MHz Cellular	01-Apr-00
Oregon RSA 6	100%	224,000	A	25 MHz Cellular	01-Apr-00
Washington RSA 2	100%	140,000	A	25 MHz Cellular	01-Apr-00
Washington RSA 3	100%	60,000	A	25 MHz Cellular	01-Apr-00
Washington RSA 8	100%	124,000	A	25 MHz Cellular	01-Apr-00
Chelan County, WA 53007	100%	67,000	D	10 MHz PCS	15-Oct-03
Douglas County, WA 53017	100%	33,000	D	10 MHz PCS	15-Oct-03
Ferry County, WA 53019	100%	7,000	E	10 MHz PCS	15-Oct-03
Okanogan County, WA 53047	100%	39,000	D	10 MHz PCS	15-Oct-03
Pend Oreille County, WA 53051	100%	12,000	E	10 MHz PCS	15-Oct-03
Stevens County, WA 53065	100%	41,000	E	10 MHz PCS	15-Oct-03
Baker & Malheur counties, OR	100%	48,000	D	10 MHz PCS	01-Mar-04
Bend, OR	100%	165,000	C5	10 MHz PCS	pending
Portland, OR (Grant, Wheeler & Harney counties)	100%	16,000	D	10 MHz PCS	01-Mar-04
Walla Walla, WA	100%	177,000	C & F	10 MHz PCS	pending
South
Alabama RSA 3	100%	134,000	A	25 MHz Cellular	01-Apr-00
Alabama RSA 4	100%	146,000	A	25 MHz Cellular	01-Apr-00
Alabama RSA 5	100%	221,000	A	25 MHz Cellular	01-Apr-00
Alabama RSA 7	100%	170,000	A	25 MHz Cellular	01-Apr-00
Kansas RSA 1	100%	27,000	A	25 MHz Cellular	01-Apr-00
Kansas RSA 11	100%	93,000	A	25 MHz Cellular	01-Apr-00
Kansas RSA 12	100%	48,000	A	25 MHz Cellular	01-Apr-00
Kansas RSA 13	100%	28,000	A	25 MHz Cellular	01-Apr-00
Kansas RSA 2	100%	29,000	A	25 MHz Cellular	01-Apr-00

Description	% Ownership	POPs	License	Spectrum	Date of Acquisition

Kansas RSA 6	100%	19,000	A	25 MHz Cellular	01-Apr-00
Kansas RSA 7	100%	79,000	A	25 MHz Cellular	01-Apr-00
Mississippi RSA 1	100%	185,000	A	25 MHz Cellular	01-Apr-00
Mississippi RSA 3	100%	157,000	A	25 MHz Cellular	01-Apr-00
Mississippi RSA 4	100%	130,000	A	25 MHz Cellular	01-Apr-00
Albany, GA	100%	359,000	A5	10 MHz PCS	01-Mar-04
Columbus, GA	100%	366,000	A5	10 MHz PCS	01-Mar-04
Columbus-Starkville, MS BTA	100%	152,000	B4/5 & E	30 MHz PCS	01-Mar-04
Dothan, AL BTA	100%	225,000	F & C2	25 MHz PCS	01-Mar-04
Meridian, MS	100%	208,000	B5	10 MHz PCS	01-Mar-04
Montgomery, AL BTA (Pike County Only)	100%	30,000	C3	10 MHz PCS	01-Mar-04
Opelika, AL	100%	154,000	F	10 MHz PCS	01-Mar-04
Tupelo, MS BTA	100%	326,000	C	30 MHz PCS	01-Mar-04

Suppliers and Equipment Partners

      We do not manufacture any customer or network equipment. The high degree of compatibility among different manufacturers’ models of handsets and network facilities equipment allows us to design, supply, and operate our systems without being dependent upon a single source of equipment. Historically, we have used network equipment manufactured by Northern Telecom, Inc., Lucent Technologies Inc., Harris, Inc., Nokia Telecommunications, Inc., Alcatel, Ericsson, Inc., and Motorola, Inc. We also resell network equipment.

Competition

      We compete against wireless carriers in each of our markets and also compete with a number of enhanced specialized mobile radio service providers. We compete for customers based on numerous factors, including wireless system coverage and quality, service value equation (minutes and features over price), local market presence, digital voice and features, customer service, distribution strength, and brand name recognition. Some competitors also market other services, such as long distance, landline local exchange, and internet access service, with their wireless telecommunication service offerings. Many of our competitors have been operating for a number of years, currently serve a substantial customer base, and have significantly greater financial, personnel, technical, marketing, sales, and distribution resources than we do.

      The following table, giving effect to our property exchange with AWE, lists our major competitors by market:

US
	Alltel	AT&T	Cingular	Nextel	Sprint	T-Mobile	Cellular	Verizon	Other

Midwest:

Minnesota RSA 1 and 2				X	X				Western Wireless, Dobson Communications

Minnesota RSA 3, 5 and 6					X	X			Dobson Communications

South Dakota RSA 4					X				Western Wireless

Northeast:

Maine, Bangor MSA, RSA 1, 2 and 3		X				X	X

Massachusetts RSA 1		X	X	X	X	X

New Hampshire, Portsmouth, MSA		X		X	X	X	X		SunCom

New Hampshire RSA 1				X	X		X

New York RSA 2				X	X			X

Vermont, Burlington MSA, RSA 1				X	X		X	X

Vermont RSA 2				X	X		X	X

Northwest:

Oregon RSA 3		X	X	X	X	X	X		Qwest, Inland Cellular, Snake Wireless

Oregon RSA 6				X	X	X	X

Washington RSA 2			X	X	X	X		X

Washington RSA 3					X			X

Washington RSA 8		X	X	X	X	X			Qwest, Inland Cellular

South:

Alabama RSA 3			X			X

Alabama RSA 4	X					X			Pine Belt Wireless

Alabama RSA 5	X		X	X		X			Public Service Telephone

Alabama RSA 7	X				X	X

Kansas RSA 1, 2, 6, 7, 12 and 13	X								Westlink Communications

Kansas RSA 11	X								Panhandle Telecommunications

Mississippi RSA 1 and 4			X			X			Cellular Telepak, Inc., Telcorp PCS

Mississippi RSA 3						X			Cellular Telepak, Inc., Telcorp PCS

Dothan, AL BTA	X		X	X	X	X		X	Southern Line, Virgin

Tupelo, MS BTA	X		X	X	X	X		X	Virgin, Georgia Wireless PCS

Columbus-Starkville, MS BTA			X	X	X	X		X	Virgin, Southern Line, Public

Wireless Alliance:

Duluth, Minnesota/ Superior, Wisconsin				X	X			X

Fargo, North Dakota/ Moorhead, Minnesota, Grand Forks, North Dakota				X	X			X	Western Wireless

Sioux Falls, South Dakota				X	X			X	Western Wireless

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

      We may also face competition from our roaming partners if they decide to overbuild or acquire networks in our service areas. Many of our roaming partners are national carriers with greater financial resources and access to capital than we have.

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

      We also compete to a lesser extent with resellers, landline telephone service providers, fixed wireless services, and satellite-based telecommunications systems. A reseller provides wireless services to customers but does not hold an FCC license and might not own facilities. Instead, the reseller buys blocks of wireless telephone numbers and capacity from a licensed carrier and resells service through its own distribution network to the public. Thus, a reseller is both a customer of a wireless licensee’s service and also a competitor of that licensee. Several small resellers currently operate in our service areas.

      We believe that we are strategically positioned to compete with other communications technologies that now exist. Continuing technological advances in telecommunications and FCC policies that encourage the development of new spectrum-based technologies make it difficult, however, to predict the extent of future competition.

Legislation and Regulation

      The following summary of regulatory developments and legislation does not purport to describe all present and proposed federal, state, and local regulation and legislation affecting the telecommunications industry. Many existing federal, state, and local laws and regulations are currently the subject of judicial proceedings, legislative hearings, and administrative proposals that could change, in varying degrees, the manner in which the telecommunications industry operates. Neither the outcome of these proceedings nor their impact upon the telecommunications industry or us can be predicted.

Overview

      Our business is subject to varying degrees of federal, state, and local regulation. The FCC has jurisdiction over all facilities of, and services offered by, wireless licensees such as us, to the extent those facilities are used to provide, originate, or terminate interstate or international communications. The Communications Act of 1934, as amended (the “Communications Act”), preempts state and local regulation of the entry of, or the rates charged by, any provider of commercial mobile radio service (“CMRS”), which includes our cellular service and broadband personal communications service. Otherwise, state and local regulatory commissions may exercise jurisdiction over most of the same facilities and services to the extent they are used to originate or terminate intrastate communications and with respect to zoning and similar matters. The manner in which we are regulated is subject to change in ways we cannot predict.

Federal Licensing of Wireless Systems

      Geographic Market Area Licenses. CMRS providers operate under licenses granted by the FCC within a specified geographic market area. For cellular systems, those market areas are typically Metropolitan Statistical Areas (“MSAs”) or Rural Service Areas (“RSAs”) as defined by the FCC. PCS systems are normally licensed within market areas known as Major Trading Areas (“MTAs”) or Basic Trading Areas (“BTAs”), although it is possible to obtain, and we currently hold, some PCS licenses that are for market areas smaller than an entire MTA or BTA, known as a partitioned area.

      While the FCC has used an assortment of methods in the past to grant licenses, most if not all new CMRS licenses granted by the FCC are by auction. The FCC determines the availability of licenses in particular frequency ranges, as well as the terms under which license auctions are conducted. Our ability to secure new licenses that could be used to introduce advanced “third generation” wireless services may depend upon our success in future FCC auctions. On October 16, 2003, the FCC adopted rules to auction and license 90 megahertz of spectrum for third generation and advanced wireless services, specifying comparatively large geographic areas, known as Regional Economic Area Groups, for licensing of 60 megahertz of the available spectrum.

      Construction and Operation. A cellular licensee has the exclusive right to build out its cellular system and serve the entire area that falls within its MSA or RSA for a period of five years following grant of the initial construction permit. At the end of the five-year period, however, the licensee’s exclusive MSA or RSA rights become limited to the Cellular Geographic Service Area (“CGSA”) actually served by the licensee, as determined pursuant to a formula adopted by the FCC and set forth in a System Information Update filing with the FCC. At the end of the five-year period, any entity may apply to serve portions of the MSA or RSA outside the CGSA. The five-year exclusivity period has expired for most licensees and parties have filed unserved area applications and obtained licenses that cut off rights of earlier licensees to expand CGSA in such MSAs or RSAs.

      To maintain our PCS licenses we are required by the FCC’s rules to construct facilities covered by such licenses and to offer services to a certain percentage of the population covered by those licenses within specified periods, based on the date of the grant of the licenses. Our PCS licenses are subject to revocation or nonrenewal by the FCC, as are all similar licenses held by other companies, if these build-out requirements are not satisfied in a timely manner. In the St. Cloud, Minnesota BTA, we are in the process of building out a PCS system under a license that requires a certification of sufficient construction by September 29, 2004, and a certification of sufficient additional construction by September 29, 2009, to avoid a revocation or nonrenewal of the license. Similar build-out requirements apply as to certain PCS licenses we have agreed to acquire from other entities. We believe that our construction will progress at a pace that allows for timely compliance with the construction requirements.

      Because we hold PCS licenses, we must comply with FCC microwave relocation rules. A block of spectrum licensed for PCS may be encumbered by a previously licensed microwave system. In such a case, if the PCS licensee cannot avoid interference with the microwave system, the FCC requires the PCS licensee to pay the microwave licensee’s reasonable costs to relocate to other spectrum, including costs for new equipment and possibly new towers up to limits specified in FCC rules. A PCS licensee is also obligated to participate in cost-sharing if a previous relocation of a microwave incumbent benefits more than one PCS licensee. We believe that we are in compliance with applicable microwave relocation and cost-sharing rules adopted by the FCC.

      CMRS providers also must satisfy a variety of FCC requirements relating to technical and reporting matters, including coordination of proposed frequency usage with adjacent systems in order to avoid electrical interference between adjacent systems. The FCC also requires licensees to secure FCC consent to system modifications in specified instances.

      Entities such as RCC that own towers used for radio systems are subject to Federal Aviation Administration and FCC regulations respecting the location, marking, lighting, and construction of towers and are subject to the requirements of the National Environmental Policy Act, National Historic Preservation Act, and other environmental statutes enforced by the FCC. The FCC has also adopted guidelines and methods for evaluating human exposure to radio frequency emissions from radio equipment. We believe that all wireless devices we currently provide to our customers, and all our radio systems on towers that we own or occupy, comply with these requirements, guidelines, and methods.

      We use, among other facilities, common carrier point-to-point microwave facilities to connect cell sites and to link the cell sites to the main switching office. These facilities are separately licensed by the FCC and are subject to regulation as to technical parameters, frequency protection, and service.

      Renewal of Licenses. Near the conclusion of the generally ten-year term of a spectrum license, a licensee must file an application for renewal of the license to obtain authority to operate for up to an additional ten-year term. An application for license renewal may be denied if the FCC determines that the renewal would not serve the public interest, convenience, or necessity. The FCC also may revoke a license prior to the end of its term in extraordinary circumstances. In addition, at license renewal time, other parties may file competing applications for the authorization. The FCC has adopted specific standards stating renewal expectancy will be awarded to a spectrum licensee that has provided substantial service during its license term and has substantially complied with applicable FCC rules and policies and the Communications Act. If the FCC awards the licensee a renewal expectancy, its license renewal application generally is granted and the competing applications are dismissed.

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

      Assignment of Licenses or Transfer of Control of Licensees. FCC licenses generally may be transferred and assigned, subject to specified limitations prescribed by the Communications Act and the FCC. One notable limitation is the FCC’s cellular cross-interest rule that precludes attributable ownership interests in both frequency Block A and frequency Block B cellular carriers in the same RSA, absent a waiver of the rule. The FCC’s prior approval is required for the assignment or transfer of control of a license for a wireless system. Before we can complete a purchase or sale, we must file appropriate applications with the FCC, and the public is by law granted a period of time, typically 30 days, to oppose or comment on them. In addition, the FCC has established transfer disclosure requirements that require licensees who assign or transfer control of a license acquired through an auction within the first three years of their license terms to file associated sale contracts, option agreements, management agreements, or other documents disclosing the total consideration that the licensee would receive in return for the transfer or assignment of its license. Non-controlling minority interests in an entity that holds a FCC license generally may be bought or sold without FCC approval, subject to the FCC’s cellular cross-interest rule and any applicable FCC notification requirements.

      Limitation on Foreign Ownership. Ownership of our capital stock by non-U.S. citizens is subject to limitations under the Communications Act and FCC regulations. Under existing law, no more than 20% of a licensee’s capital stock may be directly owned or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives, or by a foreign corporation. If an FCC licensee is controlled by another entity, up to 25% of that entity’s capital stock may be owned or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives, or by a foreign corporation. Indirect foreign ownership above the 25% level may be allowed should the FCC find such higher levels not inconsistent with the public interest.

Regulatory Matters and Developments

      Enhanced 911 Services. Cellular and PCS licensees must comply with the FCC’s rules regarding emergency 911 service. There is a staged process for the required deployment of enhanced 911 services, referred to by the FCC as Phase I and Phase II. Under Phase I, cellular and PCS licensees were required as of April 1, 1998, or within six months of a request from the designated Public Safety Answering Point (“PSAP”), whichever is later, to be able to provide, if available to the serving carrier, the telephone number of the originator of a 911 call and to provide to the designated PSAP the location of the cell site or base station receiving a 911 call from any mobile handset accessing their systems through the use of Automatic Number Identification and Pseudo-Automatic Number Identification. We are in substantial compliance with Phase I requirements. Under Phase II, cellular and PCS licensees must be able to provide to the designated PSAP the location of all wireless 911 callers, by longitude and latitude, in conformance with particular accuracy requirements. To comply, licensees may elect either network-based or mobile radio handset-based location technologies and thereafter meet, according to a phased-in schedule, the enhanced 911 service standards stated in the FCC’s rules. We notified the FCC of our intention to utilize network-based location technologies to provide Phase II enhanced 911 service. Pursuant to terms and conditions of an FCC “Order to Stay” adopted in July 2002, granting us an extension of the compliance deadlines, we are subject to requirements of the FCC that we provide Phase II enhanced 911 service to at least 50% of a requesting PSAP’s coverage area or population beginning March 1, 2003, or within six months of a PSAP request, whichever is later, and to 100% of a requesting PSAP’s coverage area or population by March 1, 2004 or within 18 months of such a request, whichever is later. We have received requests from PSAPs for deployment of Phase II enhanced 911 service that relate to all areas in the states of Minnesota and Vermont and to two rural counties of Alabama and one rural county of Maine where we provide cellular or PCS service. We implemented Phase II service in Minnesota and Vermont by the applicable deadlines and we have met the applicable 50%-coverage benchmark; however, recent field tests have shown that our network-based systems do not produce location accuracy results that meet the standards set out in the FCC’s rules. We plan to request a waiver of FCC rules relating to location accuracy standards and we may request additional time to deploy Phase II service in areas where we believe that a handset-based technology will produce better location accuracy results than would new deployments of network-based systems. We have no assurance that our petitions will be granted, or that we will not be subject to one or more enforcement orders or fines by the FCC in connection with our failure to comply with Phase II enhanced 911 requirements. In November 1999, the FCC determined that a cost recovery mechanism no longer has to be in place before a carrier is obligated to provide enhanced 911 services. The FCC has issued notices of apparent liability requiring other CMRS providers to pay fines based upon violations of enhanced 911 service requirements. The implementation of enhanced 911 obligations may have a financial impact on us. We are not yet able to predict the extent of that impact.

      Interconnection. FCC rules provide that a local exchange carrier (“LEC”) must provide CMRS providers interconnection within a reasonable time after it is requested, unless such interconnection is not technically feasible or economically reasonable, and that CMRS providers are entitled to compensation from LECs for terminating wireline-to-wireless traffic that originates and terminates within the same MTA. There are several proceedings pending before the FCC relating to interconnection and the compensation arrangements for the exchange of local and long distance telecommunications traffic. These proceedings could result in changes to compensation arrangements we have with LECs and interexchange carriers for the exchange of telecommunications traffic. Additionally, although key provisions of FCC orders implementing the Communi-

cations Act’s interconnection requirements have been affirmed by the courts, certain court challenges to the FCC rules are pending.

      Universal Service. The Communications Act mandates that telecommunications carriers, such as us, contribute to the federal USF, the purpose of which is to ensure that basic telephone services are available and affordable for all citizens, and that consumers in rural areas have similar choices in telecommunications services as those consumers living in urban areas. The USF is intended to promote telecommunications infrastructure development in high cost areas and to provide subsidies to low income persons, schools, libraries, and rural health care providers. We also are required to contribute to state universal service programs administered by some states. The federal USF is administered jointly by the FCC, the fund administrator, and state regulatory authorities. Because we are a collection agent for customer contributions, we expect that our obligation to remit USF contributions will have a minimal financial impact on us.

      1996 amendments to the Communications Act allow wireless carriers such as us to propose services and pursue eligibility to receive USF funding for constructing, maintaining and improving our facilities and services in high-cost areas. When declared eligible for USF funding we are also obligated to offer discounts to low-income subscribers, which amounts are reimbursed to us through the federal Lifeline and Link-up programs. We must be designated as an eligible telecommunications carrier (“ETC”) by the state where we provide service (or, in some cases, the FCC) and the state (or, in some cases, we) must certify our eligibility to the FCC so that we may ultimately receive USF support. We recently received ETC designation in the states of Minnesota, Washington, Mississippi, Alabama, Maine and Vermont and those states (or we) have certified our eligibility to the FCC. We are currently receiving USF support, or expect soon to begin receiving USF support, in each of these states. We have filed additional applications for ETC designation in Kansas and Oregon. To be eligible from year-to-year to receive USF support, our ETC certifications must be renewed each year. Our ability to receive USF support, and our obligations to pay into state and federal universal service funds, are subject to change based upon pending regulatory proceedings, court challenges, and marketplace conditions.

      Local Number Portability. The FCC has adopted rules on telephone number portability in an effort to achieve more efficient number utilization. Cellular and PCS licensees are required to provide number portability, which enables customers to change providers and services without changing their telephone number. By November 24, 2003, CMRS providers in the top 100 markets were required to offer number portability without impairment of quality, reliability, or convenience when customers switch wireless service providers, including the ability to support roaming throughout their networks. Providers in other markets must comply by May 24, 2004 if they received a “bona fide request” to be open for porting-out of customer numbers at least six months prior from another wireless service provider. Our Cambridge, Minnesota market is our only top 100 market and was in compliance with the FCC mandate. A failure to comply with this obligation could result in a fine or revocation of our licenses.

      In addition, the FCC provided guidance to the wireline and wireless industries in the form of a decision released November 10, 2003 in response to a petition filed by the Cellular Telecommunications & Internet Association requesting that wireline carriers be required to allow their customers to retain their numbers when switching to a wireless carrier. The FCC concluded that, as of November 24, 2003, upon the request of a customer, wireline carriers in the top-100 markets must port numbers to wireless carriers where the wireless carrier’s “coverage area” overlaps the geographic location of the rate center in which the customer’s wireline number is provisioned, provided that the porting-in carrier maintains the number’s original rate center designation following the port. The wireless “coverage area” was defined by the FCC as the area in which wireless service can be received from the wireless carrier. Wireline carriers outside the top-100 markets were given until May 24, 2004 to comply with the same porting obligations. The FCC subsequently granted an extension of time until May 24, 2004 to wireline carriers in the top-100 markets that serve fewer than two percent of the nation’s subscriber lines if such wireline carriers had not received a request for local number porting from either a wireline carrier prior to May 24, 2003, or a wireless carrier that has a point of interconnection or numbering resources in the rate center where the customer’s wireline number is provisioned. In addition, state public utility commissions have authority under the Communications Act to suspend or extend FCC number portability requirements faced by wireline carriers that serve fewer than two percent of the nation’s subscriber lines. Several organizations representing wireline carriers have petitioned the U.S. Court of Appeals, D.C. Circuit, for review of the FCC’s decision ordering wireline carriers to port numbers to wireless carriers.

      Meanwhile, the FCC invited and has received written comments on issues that bear upon wireless carriers’ obligations to port numbers to wireline carriers upon customer request. We expect to face obligations that will allow our customers to port their numbers to wireline carriers.

      CALEA. Telecommunications carriers also are subject to the Communications Assistance for Law Enforcement Act (“CALEA”), which is administered by the Department of Justice, Federal Bureau of Investigation (“FBI”) and the FCC. CALEA requires carriers to have a specific number of open ports available for law enforcement personnel with the appropriate legal authority to perform wiretaps on each carrier’s network. Full implementation of CALEA’s assistance capability requirements was previously required by June 30, 2000. However, because the FCC found that there was a lack of equipment available to meet these requirements, it accepted petitions for a two-year extension of this deadline on a carrier-by-carrier basis. We submitted such a petition and were granted a two-year extension, until June 30, 2002, to comply with CALEA’s assistance capability requirements. We are not yet in compliance for the same reason, and we petitioned the FCC for another two-year extension, which remains pending. However, we have received from the FBI a letter of support for our petition for extension. Additional requirements have been adopted to require cellular and PCS licensees to accommodate interception of digital packet mode telecommunications. We will become obligated to comply with these requirements only if and when we commence to offer services that make use of digital packet mode technology. If we are not able to comply with CALEA prior to the applicable deadlines, we could be subject to substantial fines that, under existing law, could be as much as $10,000 per day. We cannot predict yet whether we will be able to comply with CALEA requirements prior to the applicable deadlines.

      Other FCC-Mandated Payments. We also are required to contribute annually to the Telecommunications Relay Service Fund and the North American Numbering Plan Administration Fund and to remit regulatory fees to the FCC with respect to our licenses and operations. We do not expect that these financial obligations will have a material impact on us.

      Access by the Disabled. The FCC has adopted rules that determine the obligations of telecommunications carriers to make their services accessible to individuals with disabilities. The rules require wireless and other providers to offer equipment and services that are accessible to and useable by persons with disabilities. While the rules exempt telecommunications carriers from meeting general disability access requirements if these results are not readily achievable, it is not clear how the FCC will construe this exemption. Accordingly, the FCC occasionally adopts rules that may require us to make material changes to our network, product line, or services at our expense. By September 16, 2006, we must begin to offer hearing aid compatible handsets, and by February 28, 2008, 50% of all phone models offered must meet the U3 performance level for acoustic coupling to accommodate hearing aid compatible functions. Beginning March 16, 2004, we will be required to file with the FCC periodic progress reports on our preparation for implementing these offerings.

      Health and Safety. Various media reports and plaintiffs’ attorneys in lawsuits not involving us have suggested that radio frequency emissions from wireless handsets may be linked to an assortment of health concerns, including cancer, and may interfere with some electronic medical devices, including hearing aids and pacemakers. The FCC and foreign regulatory agencies have updated and may continue to update the guidelines and methods they use for evaluating radio frequency emissions from radio equipment, including wireless handsets. In addition, interest groups have requested that the FCC investigate claims that wireless technologies pose health concerns and cause interference with airbags, hearing aids, and medical devices. The FDA has issued guidelines for the use of wireless phones by pacemaker wearers. Safety concerns have also been raised with respect to the use of wireless handsets while driving. Federal, state, and local legislation has been proposed and, in some instances, enacted in response to these issues. Concerns over radio frequency emissions may have the effect of discouraging the use of wireless handsets, and thus decrease demand for wireless products and services.

      Regulatory Oversight. The rapid growth and penetration of wireless services has prompted the interest of the FCC, state legislatures, and state public utility commissions to oversee certain practices by the wireless industry, generally in the form of efforts to regulate service quality, customer billing, termination of service arrangements, advertising, filing of “informational” tariffs, certification of operation, and other matters. While the Communications Act generally preempts state and local governments from regulating the entry of, or the rates charged by, wireless carriers, a state has authority to regulate “other terms and conditions” of service offerings by CMRS providers and may petition the FCC to allow it to regulate the rates of CMRS providers. Several states have proposed or imposed consumer protection regulations on CMRS providers. Moreover, in securing ETC status, we may become subject to such rules (as we already are in Maine and Vermont), may be required to offer a specific “universal service” rate plan, as we have in Maine, or may become subject to other state-imposed requirements as a condition of their granting ETC status. In some states, we are or expect to be required annually to demonstrate that funds we collect from the high-cost fund are used for the required purpose of constructing, maintaining, or improving our facilities and services. These additional regulatory obligations can be expected to increase our costs of doing business.

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

      The FCC has expanded the flexibility of cellular, PCS, and other CMRS providers to provide fixed as well as mobile services. Such fixed services include, but need not be limited to, “wireless local loop” services to apartment and office buildings and wireless backup services to private business exchanges and local area networks to be used in the event of interruptions due to weather or other emergencies. The FCC has determined that fixed services provided as ancillary services to a carrier’s mobile service will be regulated as commercial mobile radio services.

      The FCC recently adopted new rules authorizing spectrum leasing for a variety of wireless services. Such rules may provide us with opportunities to expand our services into new areas, or provide us with access to additional spectrum, without need for us to purchase licenses, but the same rules also have the potential to induce new competitors to enter our markets. In addition, proceedings relating to human exposure to radio frequency emissions, the feasibility of making additional spectrum available for unlicensed devices, and the provision of spectrum-based services in rural areas are pending before the FCC. All of these initiatives could have an effect on the way we do business and the spectrum that is available to us and our competitors.

      The FCC does not currently specify the rates CMRS carriers may charge for their services, nor does it require the filing of tariffs for wireless operations. However, the FCC has the authority to regulate the rates, terms, and conditions under which we provide service because CMRS carriers are statutorily considered to be common carriers and thus are required to charge just and reasonable rates and are not allowed to engage in unreasonable discrimination. The FCC has adopted rules and has proposed further rules relating to the use of customer proprietary network information (“CPNI”). Petitions for reconsideration of the CPNI rules are pending before the FCC. Additionally, the FCC has adopted rules governing billing practices. While none of these existing requirements have a material impact on our operations, there is no assurance that future regulatory changes will not materially impact us. The FCC has ruled that the Communications Act does not preempt state damages claims as a matter of law, but whether a specific damage award is prohibited would depend upon the facts of a particular case. This ruling may affect the number of class action suits brought against CMRS providers and the amount of damages awarded by courts.

Employees and Sales Agents

      As of December 31, 2003, we had 1,061 employees, including 465 in sales and marketing, 284 in customer service, 171 in network and systems operations, 91 in administration, and 50 in finance and accounting. Approximately 46 of our employees were part-time. None of our employees is represented by a labor organization, and we believe we have excellent relations with our employees. In addition, we utilize approximately 400 independent sales agents. Wireless Alliance has no full-time or part-time employees but operates utilizing our employees.

Item 2.	Properties

      Our corporate facilities include the following:

		Leased/	Square
	Address	Owned	Feet

Midwest:
Principal Corporate HQ	3905 Dakota Street SW Alexandria, Minnesota	Owned	50,000
Northeast:
Regional Office	302 Mountain View Drive Colchester, Vermont	Leased	10,413
Regional HQ	6 Telcom Drive Bangor, Maine	Owned	36,250
Regional Office	323 North Street Saco, Maine	Owned	4,000
Northwest:
Regional HQ	300 SE Reed Market Road Bend, Oregon	Leased	9,272
South:
Regional HQ	621 Boll Weevil Circle, Suite 2 Enterprise, Alabama	Leased	18,000

      As of December 31, 2003, our network consisted of the following cell sites:

Midwest	140
Wireless Alliance	65
Northeast	217
Northwest	169
South	163

Total	754

      Giving effect to the property exchange with AWE completed on March 1, 2004, our consolidated network increased to 813 cell sites, reflecting 96 cell sites added to our South region less 37 cell sites in Oregon RSA 4 that were transferred to AWE.

      Our leased sites consist of land leases, tower leases or both. We own all the equipment within the leased sites. The leases covering these sites have various expiration dates and are with numerous lessors. These leases generally have renewal options that we would anticipate exercising. Due to our network design, loss of a leased location would not have a material impact on the operations of a region’s business.

      We have 89 retail locations, of which almost all are leased. The leases covering these locations have various expiration dates. We believe that the loss of any one of these retail sites would not have a material impact on our business as we would likely be able to obtain substantially equivalent alternative space.

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

      We received a consolidated amended complaint on July 3, 2003. The consolidated amended complaint added as defendants four directors who were members of our audit committee during the class period and Arthur Andersen LLP, our former independent auditors. The lead plaintiffs sought to represent a class consisting of all persons (except defendants and members of their families and entities in which they held interests) who purchased or otherwise obligated themselves to purchase our publicly traded equity and debt securities between May 7, 2001 and November 12, 2002. The lead plaintiffs alleged that our publicly-announced financial results were false and misleading and that we made false and misleading statements about our operating performance and financial condition. The lead plaintiffs further alleged that, as a result, the market price of our securities was artificially inflated during the class period and investors were deceived into buying our securities at artificially inflated prices. The lead plaintiffs alleged that defendants were liable under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The lead plaintiffs sought compensatory damages in an unspecified amount, plus their attorneys’ fees and costs.

      On September 2, 2003, we served a motion to dismiss the consolidated amended complaint as against RCC and the defendant directors, on the grounds that it failed to plead fraud with the particularity required by Rule 9(b) of the Federal Rules of Civil Procedure and the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4, and failed to state a claim upon which relief may be granted. Arthur Andersen LLP also filed a motion to dismiss.

      By Memorandum and Order filed on January 12, 2004, the court dismissed the consolidated amended complaint without prejudice. The court held that the lead plaintiffs had failed to plead specific facts showing that the defendants knew facts, or had access to information, suggesting that RCC’s financial statements were materially false when they originally were issued. The court allowed the lead plaintiffs to file a further amended complaint within 30 days to attempt to correct the deficiencies in their pleading.

      On February 9, 2004, the lead plaintiffs filed a second consolidated amended complaint. The second consolidated amended complaint alleges essentially the same claims against the same defendants for the same alleged class periods, but includes some additional factual allegations. RCC and the defendant directors intend to move for dismissal of the second consolidated amended complaint with prejudice. A motion is scheduled for hearing on April 22, 2004.

      The individual defendants have requested that we indemnify them and advance the costs of their defense in connection with this action. Our board of directors authorized advancing the costs of defense to the executive officers and directors named as defendants in the initial complaints, and appointed a committee of certain non-party directors, as required by Minnesota statute, to consider the request of the directors added as defendants in the consolidated amended complaint. The committee authorized advancing the costs of defense to the four directors who were added as defendants.

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

      The plaintiff granted the defendants an indefinite extension of time to answer his complaint. Later in 2003, the plaintiff attempted to take discovery. On January 9, 2004, we and the director defendants served a motion to dismiss the complaint, and a motion to stay all discovery until the motion to dismiss has been decided. The grounds for the motion to dismiss are that the plaintiff failed to make pre-suit demand, that the complaint fails to plead fraud with sufficient particularity, that the alleged claims are not ripe for adjudication, and that RCC’s Amended Articles of Incorporation limit the personal liability of the director defendants and bar claims like those being asserted against them in this action. Both motions currently are being briefed. Both motions are scheduled to be heard on April 2, 2004.

      The defendant directors have requested that we indemnify them and advance the costs of defense in connection with the derivative action. Our board of directors appointed a special counsel, as required by Minnesota statute, who considered this request and determined that the defendant directors are entitled to advance of costs of defense.

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

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth certain information with regard to each of our executive officers:

Name	Age	Position

Richard P. Ekstrand	54	President, Chief Executive Officer and Director
Wesley E. Schultz	47	Executive Vice President, Chief Financial Officer and Director
Ann K. Newhall	52	Executive Vice President, Chief Operating Officer and Director
David J. Del Zoppo	48	Vice President, Finance and Accounting

      Richard P. Ekstrand has served as our President, Chief Executive Officer, and a director since 1990. He currently serves on the board of directors and executive committee of the Cellular Telecommunications & Internet Association (CTIA) and the Wireless Foundation. Mr. Ekstrand previously served as Chairman of the Board of Directors of both CTIA and the Wireless Foundation. He also was a founding director of the Rural Cellular Association and served as a director until 2000. In addition, he is a past President of the Minnesota Telephone Association, the Association of Minnesota Telephone Utilities, and the Minnesota Telecommunications Association. Mr. Ekstrand is the sole shareholder, president, and a director of North Holdings, Inc. (formerly Lowry Telephone Co., Inc.), which is a shareholder of Rural Cellular and a member of Lowry Telephone Company, LLC. From 1980 through 2000, Mr. Ekstrand had served as vice president and a director of Lowry Telephone Co., Inc. Mr. Ekstrand also serves as the treasurer and a member of the board of governors of Lowry Telephone Company, LLC. In January 2004, he was elected to serve on the board of directors of the Minnesota Zoo Foundation.

      Wesley E. Schultz has served as Executive Vice President and Chief Financial Officer since 2000 and as a director since 1999. He joined us in 1996 as Vice President of Finance and Chief Financial Officer. In 1999, he was appointed Senior Vice President and Chief Financial Officer and Assistant Secretary. Mr. Schultz is a certified public accountant and served for three years as an auditor with Deloitte & Touche LLP.

      Ann K. Newhall has served as Executive Vice President, Chief Operating Officer, and Secretary since 2000 and as a director since 1999. She joined us as Senior Vice President and General Counsel in 1999. Prior to joining us, Ms. Newhall was a shareholder attorney with Moss & Barnett, A Professional Association, most recently serving as President and a director of the firm. Ms. Newhall received her J.D. from the University of Minnesota Law School in 1977. In August 2003, she was elected to serve on the board of directors of Alliant Energy Corporation, a gas and electric utility.

      David J. Del Zoppo has served as Vice President, Finance and Accounting since 1999. He joined us in 1997 as Controller and was appointed Vice President in 1998. Mr. Del Zoppo is a certified public accountant and served for four years as an auditor with KPMG, LLP.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

      Until December 17, 2002, our Class A common stock was quoted on the Nasdaq National Market, and between December 18, 2002 and December 29, 2003, was quoted on the OTC Bulletin Board. On December 30, 2003, it was again listed on the Nasdaq National Market under the symbol RCCC.

      The following table indicates the high and low sales price for each quarter of the 2003 and 2002 fiscal years on the OTC Bulletin Board and on The Nasdaq National Market.

	High	Low

2003
First Quarter	$1.58	$0.71
Second Quarter	$4.40	$0.85
Third Quarter	$10.05	$4.00
Fourth Quarter	$10.50	$6.85
2002
First Quarter	$23.05	$2.90
Second Quarter	$5.15	$0.80
Third Quarter	$2.69	$0.65
Fourth Quarter	$2.50	$0.58

      Our Class B common stock is not publicly traded.

      As of January 30, 2004, there were approximately 123 holders of record of our Class A common stock and approximately 16 holders of record of our Class B common stock.

Dividend Policy

      RCC has never paid dividends on its Common Stock. The terms of our credit agreement, outstanding notes, and exchangeable preferred stock limit our ability to pay dividends on our Common Stock.

Item 6.	Selected Financial Data

      The following tables set forth certain of our consolidated financial and operating data as of and for each of the five years in the period ended December 31, 2003, which we derived from our consolidated financial statements. The data set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K.

	Year Ended December 31,

	2003	2002	2001	2000(1)	1999

	(In thousands, except per share and other operating data)
Statement of Operations Data:
Revenue:
Service	$355,038	$319,933	$310,520	$238,556	$125,361
Roaming	131,896	122,703	116,541	98,693	43,081
Equipment	20,455	20,442	18,627	18,848	7,299

Total revenue	507,389	463,078	445,688	356,097	175,741

Operating expenses:
Network costs	96,069	97,200	101,509	85,988	38,549
Cost of equipment sales	37,636	29,184	28,415	34,711	10,951
Selling, general and administrative	131,761	119,185	122,387	95,034	54,753
Depreciation and amortization	76,429	82,497	112,577	91,078	41,277
Loss on assets held for sale	42,244	—	—	—	—

Total operating expenses	384,139	328,066	364,888	306,811	145,530

Operating income	123,250	135,012	80,800	49,286	30,211

Other income (expense):
Interest expense	(136,262)	(114,478)	(130,432)	(90,764)	(27,116)
Interest and dividend income	916	562	1,172	2,249	467
Minority interest	—	—	—	—	1,663
Other	891	66	(752)	(24)	(338)

Other expense, net	(134,455)	(113,850)	(130,012)	(88,539)	(25,324)

Income (loss) before income taxes, and cumulative change in accounting principle	(11,205)	21,162	(49,212)	(39,253)	4,887
Income tax provision	—	—	—	—	37

Income (loss) before cumulative change in accounting principle	(11,205)	21,162	(49,212)	(39,253)	4,850
Cumulative change in accounting principle	—	(417,064)	1,621	—	—

Net income (loss)	(11,205)	(395,902)	(47,591)	(39,253)	4,850
Preferred stock dividend	(38,877)	(60,556)	(54,545)	(44,081)	(15,912)

Net loss applicable to common shares	$(50,082)	$(456,458)	$(102,136)	$(83,334)	$(11,062)

Weighted average common shares outstanding	12,060	11,920	11,865	11,510	9,047

	Year Ended December 31,

	2003	2002	2001	2000(1)	1999

	(In thousands, except per share and other operating data)
Net loss applicable to common shares before cumulative change in accounting principle	$(4.15)	$(3.30)	$(8.74)	$(7.24)	$(1.22)
Cumulative change in accounting principle	—	(34.99)	.13	—	—

Net loss per basic and diluted share	$(4.15)	$(38.29)	$(8.61)	$(7.24)	$(1.22)

	As of December 31,

	2003	2002	2001	2000(1)	1999

	(In thousands, except other operating data)
Balance Sheet Data:
Working capital (deficit)	$86,135	$(55,496)	$(18,273)	$(23,578)	$(5,887)
Net property and equipment	226,202	240,536	244,980	234,490	130,651
Total assets	1,521,058	1,462,978	1,836,779	1,771,796	526,278
Total long-term liabilities	1,764,867	1,211,026	1,286,301	1,157,472	339,742
Total shareholders’ (deficit) equity	$(526,830)	$(483,115)	$(33,830)	$79,955	$9,427

	As of December 31,

	2003	2002	2001	2000(1)	1999

Other Operating Data:
Customers (not including long distance and paging):
Postpaid	656,110	639,221	599,514	531,290	243,277
Prepaid	22,302	27,452	33,255	20,832	2,494
Wholesale	67,104	55,700	29,139	12,727	—

Total customers	745,516	722,373	661,908	564,849	245,771
Marketed POPs(2)	5,962,000	5,893,000	5,893,000	5,443,000	3,118,000
Penetration(3)	11.4%	11.3%	10.7%	10.1%	7.9%
Retention(4)	98.1%	98.2%	97.8%	98.2%	98.3%
Average monthly revenue per customer(5)	$59	$57	$59	$61	$54
Acquisition cost per customer(6)	$417	$373	$287	$358	$365
Cell sites/ Base stations	754	732	684	654	328

(1)	In April 2000, we acquired wireless operations and licenses covering portions of Alabama, Kansas, Mississippi, Oregon, and Washington. These acquired operations are reflected in our financial statements only after the date of acquisition. Our results of operations for the years beginning after December 31, 2000 reflect these operations for the full year. As a result, our results of operations for the year ended December 31, 2000 are not fully comparable to those of subsequent years.

(2)	For 2003, 2002 and 2001, updated to reflect 2000 U.S. Census Bureau Official Statistics. For years 1999 through 2000, updated to reflect July 1, 1997, 1990 U.S. Census Bureau Official Statistics.

(3)	Represents the ratio of wireless voice customers, excluding wholesale customers, at the end of the period to population served.

(4)	Determined for each period by dividing total postpaid wireless voice customers discontinuing service during such period by the average postpaid wireless voice customers for such period (customers at the beginning of the period plus customers at the end of the period, divided by two), dividing that result by the number of months in the period, and subtracting such result from one.

(5)	Determined for each period by dividing service revenue (not including pass-through regulatory fees) and roaming revenue by the monthly average postpaid customers for such period.

(6)	Determined for each period by dividing selling and marketing expenses, net costs of equipment sales, and depreciation of rental telephone equipment by the gross postpaid wireless voice customers added during such period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

      We were founded in 1991 through the combination of five partnerships holding cellular licenses for five rural service areas, or “RSAs,” in northern Minnesota. Since then, we have materially expanded our business through a series of acquisitions increasing the population to whom we market our services from 636,000 to 5.9 million. As of December 31, 2003, our service areas cover portions of the Midwest, Northeast, South, and Northwest regions and provide wireless voice services to approximately 678,000 customers, excluding wholesale customers.

      In October 2003, we completed an acquisition of personal communication services, or “PCS,” licenses from AWE, which overlap our Northeast and Northwest regions. On March 1, 2004, we completed a property exchange with AWE under which we exchanged certain operations in Oregon for selected AWE operations in Alabama and Mississippi and received other unbuilt PCS licenses from AWE adjacent to and overlapping portions of our Midwest, Northwest, and South regions. The new licenses from these two transactions, together with our other existing licenses, will be used in our next generation network build-out, which we commenced in late 2003 and expect to be substantially complete in late 2005.

      Giving effect to our property exchange with AWE, our marketed networks covered a total population of approximately 6.3 million POPs and served approximately 660,000 voice customers, excluding wholesale customers, as of December 31, 2003. Our marketed PCS networks, which we operate through Wireless Alliance, a 70%-owned joint venture with T-Mobile, covers a total population of approximately 754,000 and served approximately 16,000 voice customers as of December 31, 2003.

      Our principal financial objective is to increase revenue and achieve profitability through increased penetration in existing markets. We believe that we can achieve this objective because our rural markets have lower penetration, and favorable roaming characteristics. Also, we have focused on consistent cost reduction and network operating efficiency.

Operating Revenue

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

We also include in service revenue the USF support funding that we are eligible for as a result of our ETC status in certain states in addition to USF pass-through fees we charge our customers.

•	Roaming revenue includes only outcollect revenue, which we receive when other wireless providers’ customers use our network.

•	Equipment revenue includes sales of wireless and paging equipment and accessories to customers and network equipment reselling.

Operating Expenses

      Our operating expenses include network costs, cost of equipment sales, selling, general and administrative expenses, and depreciation and amortization, each of which is described below:

•	Network costs include switching and transport expenses and expenses associated with the maintenance and operation of our wireless network facilities, including salaries for employees involved in network operations, site costs, charges from other service providers for resold minutes, and the expense associated with incollect revenue.

•	Cost of equipment sales includes costs associated with telephone equipment and accessories sold to customers. In recent years, we and other wireless providers have increased the use of discounts on phone equipment as competition between service providers has intensified. As a result, we have incurred, and expect to continue to incur, losses on equipment sales per gross additional customer. We expect to continue these discounts and promotions because we believe they will increase the number of our wireless customers and, consequently, increase service revenue.

•	Selling, general and administrative (“SG&A”) expenses include salaries, benefits, and operating expenses such as marketing, commissions, customer support, accounting, administration, and billing. We also include in SG&A contributions payable to the USF.

•	Depreciation and amortization represents the costs associated with the depreciation of fixed assets and the amortization of customer lists. Under the rules of SFAS No. 142, RCC treats licenses and goodwill as having indefinite useful lives and, therefore, since January 1, 2002, they are not being amortized. Depreciation and amortization also includes the depreciation of the capitalized cost of handsets leased to customers.

Other Expenses

•	Interest expense primarily results from borrowings under our credit agreement and the issuance of outstanding notes and exchangeable preferred stock, the proceeds of which were used to finance acquisitions, repay other borrowings, and further develop our wireless network.

        Interest expense includes the following:

•	Interest expense on the credit agreement

•	Interest expense on the senior subordinated notes

•	Interest expense on the senior notes

•	Amortization of debt issuance costs

•	Early extinguishment of debt issuance cost

•	Dividends on senior and junior exchangeable preferred stock

•	Related amortization of stock issuance costs upon adoption of SFAS No. 150 on July 1, 2003 (See “— Recently Issued Accounting Pronouncements — Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”)

•	Gain (loss) on derivative instruments

All of our derivative financial instruments entered into after January 1, 2003 are marked to market, with changes in fair value included in interest expense.

•	Preferred stock dividends are accrued on our outstanding preferred securities. Included in preferred stock dividends are dividends related to our Class M convertible preferred stock and Class T convertible preferred stock. Through June 30, 2003, preferred stock dividends also included dividends on our senior and junior exchangeable preferred securities.

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

Goodwill and Indefinite-Lived Intangible Assets

      We review goodwill and indefinite-lived intangible assets for impairment based on the requirements of SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with this statement, goodwill is tested for impairment at the reporting unit level on an annual basis as of October 1st or on an interim basis if an event occurs or circumstances change that could reduce the fair value of a reporting unit below its carrying value. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. In analyzing goodwill for potential impairment, we use projections of future cash flows from the reporting units. These projections are based on our views of growth rates and anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. If changes in growth rates, future economic conditions or discount rates and estimates of terminal values were to occur, goodwill may become impaired.

      Additionally, impairment tests for indefinite-lived intangible assets, consisting of FCC licenses, are required to be performed on an annual basis or on an interim basis if an event occurs or circumstances change that would indicate the asset might be impaired. In accordance with Emerging Issues Task Force (“EITF 02-7”), Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, impairment tests for FCC licenses are performed on an aggregate basis. We utilize a fair value approach, incorporating discounted cash flows, to complete the test. This approach determines the fair value of the FCC licenses, using start-up model assumptions and accordingly incorporates cash flow assumptions regarding the investment in a network, the development of distribution channels, and other inputs for making the business operational. As these inputs are included in determining free cash flows of the business, the present value of the free cash flows is attributable to the licenses using assumptions of our weighted average costs of capital and the long-term rate of growth for our business. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. If any of the cash flow assumptions were to change, FCC licenses may become impaired.

      We believe that the accounting estimate related to determining the fair value of goodwill and indefinite-lived intangible assets, and thus any impairment, is a “critical accounting estimate” because (i) it is highly susceptible to change from period to period since it requires management to make cash flow assumptions about future sales, operating costs, and discount rates over an indefinite life and (ii) the impact that recognizing an impairment would have on the assets reported on our balance sheet as well as our net income (loss) would be material. In estimating future operations, we use our internal budgets, which require significant judgment regarding anticipated customer growth and other business trends. (See Note 14 to our consolidated financial statements regarding impairment of assets held for sale.)

      Following adoption of SFAS No. 142 in 2002, we completed an impairment test for both our goodwill and licenses and determined that there were impairments of $5.0 million and $412.0 million, respectively. We used a fair value approach, using primarily discounted cash flows, to complete the transitional impairment tests. In accordance with SFAS No. 142, the impairment charges were recorded as a cumulative change in accounting principle in our consolidated financial statements for the first quarter of 2002. We completed our annual impairment test for our goodwill and licenses for 2003 and did not identify any impairment of goodwill or FCC licenses (excluding the impairment on assets held for sale).

Revenue Recognition — Service

      We recognize service revenue based upon minutes of use processed and contracted fees, net of credits and adjustments for service discounts. As a result of our billing cycle cut-off times, we are required to make estimates for service revenue earned, but not yet billed, at the end of each month. These estimates are based primarily upon historical minutes of use processed. We follow this method since reasonable, dependable estimates of the revenue can be made. Actual billing cycle results and related revenue may vary from the results estimated at the end of each quarter, depending on customer usage and rate plan mix. For customers who prepay their monthly access, we match the recognition of service revenue to their corresponding usage.

      Recently, we started to receive USF revenue reflecting our ETC status in certain states. How we recognize support revenue depends on the level of our collection experience in each ETC qualified state. Where we do not have adequate experience to determine the time required for reimbursement, we recognize revenue upon cash receipt. Where we do have adequate experience as to the amount and timing of the receipt of these funds, we recognize revenue on an accrual basis. Additionally, we include the pass-through fees we charge our customers to support the USF as service revenue.

Revenue Recognition — Roaming Revenue and Incollect Cost

      Roaming revenue and incollect cost information is provided to us primarily through a third party centralized clearinghouse. From the clearinghouse we receive monthly settlement data. We base our accrual of roaming revenue and incollect expense on these clearinghouse reports. We follow this method since reasonably dependable estimates of roaming revenue and incollect cost can be made utilizing these reports.

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

Depreciation of Property and Equipment

      We depreciate our wireless communications equipment using the straight-line method over estimated useful lives. We periodically review changes in our technology and industry conditions, asset retirement activity, and salvage to determine adjustments to estimated remaining useful lives and depreciation rates. Effective January 1, 2003, we implemented the results of a review of the estimated service lives of our remaining TDMA network assets. Useful lives were shortened to substantially depreciate all such equipment by December 31, 2008. While we will continue to sell and market TDMA services for the foreseeable future, the amount of future projected cash flows to be derived from the TDMA network assets is highly dependent upon the rate of transition of existing subscribers using TDMA equipment to GSM/GPRS and CDMA capable equipment, as well as other competitive and technological factors. We determined that a reduction in the useful lives of these assets is warranted based on the projected transition of network traffic.

      The following summarizes the current and expected useful lives for TDMA equipment acquired between January 1, 2002 and December 31, 2004:

Year of Acquisition	Useful Life

2002	6 years
2003	5 years
2004	4 years

      We will continue to review the useful lives of the TDMA assets throughout the period of transition of subscribers to GSM/ GPRS and CDMA capable equipment to determine whether further changes are warranted.

Impairment of Long-Lived Assets

      We review long-lived assets, consisting primarily of property, plant and equipment and intangible assets with finite lives, for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In analyzing potential impairment, we use projections of future cash flows from the assets. These projections are based on our views of growth rates for the related business and anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. If changes in growth rates, future economic conditions or discount rates and estimates of terminal values were to occur, long-lived assets may become impaired.

      When we determine that the carrying value of certain long-lived assets may not be recoverable based upon the existence of one or more of the above impairment indicators, we then measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model. In connection with our property exchange with AWE, we recorded a non-cash loss on assets held for sale, in accordance with SFAS No. 144, of $42.2 million effective in the third quarter of 2003. (See Note 14 to our consolidated financial statements.)

Income Taxes

      We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. As part of the process of preparing the consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent RCC increases or decreases the valuation allowance in a period, we must include an expense or benefit within the tax provision in the consolidated statement of operations.

      Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. As of December 31, 2003, our valuation allowance was $156.3 million due to uncertainties related to our ability to utilize the deferred tax assets. The deferred tax assets consist principally of certain net operating losses (“NOLs”) being carried forward, as well as impairment write-downs of intangible assets not currently deductible for tax purposes. The valuation allowance is based on our historical operations projected forward and our estimate of future taxable income and the period over which deferred tax assets will be recoverable. It is possible that we could be profitable in the future at levels that cause us to conclude that it is more likely than not that we will realize a portion or all of the NOL carryforward. Upon reaching such a conclusion, we would immediately record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates, which would be approximately 38% under current tax law. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the provision for income taxes to vary significantly from period to period, although our cash tax payments would likely remain unaffected until the benefit of the NOLs is utilized or the NOLs expire unused.

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

Recently Issued Accounting Pronouncements

Asset Retirement Obligations

      We adopted SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”), effective January 1, 2003. This statement relates to the costs of closing facilities and removing assets. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation (“ARO”) in the period it is incurred if a reasonable estimate of fair value can be made. This cost is initially capitalized and amortized over the remaining life of the underlying asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss. For RCC, an ARO includes contractual obligations for costs associated with removing component equipment from cell sites located on leased property. The adoption of SFAS No. 143 did not result in a significant impact to our operating results for the year ended December 31, 2003.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument with certain defined characteristics as a liability (or an asset in some circumstances). The requirements of this statement apply to an issuer’s classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS No. 150 on July 1, 2003.

      The carrying value of the 11 3/8% Senior Exchangeable and 12 1/4% Junior Exchangeable Preferred securities, as a result of adopting SFAS No. 150, were reclassified into Long-Term Liabilities (see Note 5 to our consolidated financial statements). The dividend expense related to these instruments, which was previously reported as a component of “Preferred Stock Dividend” in our Consolidated Statements of Operations, is now classified as interest expense within “Interest Expense.” For the six months ended December 31, 2003, dividends on these instruments were $28.0 million. Accrued dividends payable of $3.4 million as of December 31, 2003 are included in “Accrued Interest.” In addition, $7.3 million of unamortized stock issuance costs related to these instruments was reclassified to “Deferred Debt Issuance Costs” upon adoption. SFAS No. 150 does not permit reclassification of prior year amounts to conform to the current year presentation. Based on SFAS No. 150 guidelines, our Class M and Class T Preferred Stock do not meet the characteristics of a liability and will continue to be presented between liability and equity on our balance sheet.

Accounting Guidance on Derivative Instruments and Hedging Activities

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”), which amends and clarifies the accounting guidance on derivative instruments and hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 also amends certain other existing pronouncements to provide more uniform reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective for us on a prospective basis for contracts entered into or modified and for hedging relationships designated for fiscal periods beginning after September 30, 2003. SFAS No. 149 had no impact on our results of operations, financial position, or cash flows upon adoption.

Accounting for Stock-Based Compensation

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123 (“SFAS No. 123”). SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for employee stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in annual and interim financial statements about the method of accounting used by an issuer for stock-based compensation and its effect on the issuer’s reported results. (See Note 3 of our consolidated financial statements.)

Accounting for Extinguishment of Debt

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS No. 145”). SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications, and various technical corrections that are not substantive in nature to existing pronouncements. We adopted SFAS No. 145 effective January 1, 2003. Accordingly, our financial statements have been revised to reflect the reclassification requirements of SFAS No. 145, requiring us to present losses on extinguishment of debt within interest expense. We have recorded within interest expense $6.1 and $3.4 million in debt extinguishments in 2003 and 2002, respectively.

Accounting for Revenue Arrangements with Multiple Deliverables

      In November 2002, EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”) was issued. EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are required to be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration is to be allocated among the separate units of accounting based on their relative fair values. EITF 00-21 is applicable to agreements entered into in quarters beginning after June 15, 2003. We determined that the sale of wireless services through our direct sales channels with an accompanying handset constitutes a revenue arrangement with multiple deliverables. Upon adoption of EITF 00-21, direct sales channel activation fees are now included in equipment revenue rather than service revenue in the consolidated statement of operations to the extent that the aggregate activation fee and handset proceeds received from a subscriber do not exceed the fair value of the handset sold. We adopted this new pronouncement effective July 1, 2003 on a prospective basis which did not have a material impact on our financial position, results of operations or cash flows.

Consolidation of Variable Interest Entities

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires an investor with a majority of the variable interests in a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the end of the first interim or annual period ending after March 15, 2004. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. We reviewed our investments and other arrangements and determined that none of our investee companies are VIEs. We have not invested in any new VIEs created after January 31, 2003.

Results of Operations

      The following table presents certain statement of operations data as a percentage of total revenue for the periods indicated.

	Year Ended December 31,

	2003	2002	2001

Revenue:
Service	70.0%	69.1%	69.7%
Roaming	26.0	26.5	26.1
Equipment	4.0	4.4	4.2

Total revenue	100.0	100.0	100.0
Operating Expenses:
Network costs	18.9	21.0	22.8
Cost of equipment sales	7.4	6.3	6.4
Selling, general and administrative	26.0	25.7	27.5
Depreciation and amortization	15.1	17.8	25.2
Loss on assets held for sale	8.3	—	—

Total operating expenses	75.7	70.8	81.9

Operating income	24.3	29.2	18.1

Other Income (Expense):
Interest expense	(26.8)	(24.7)	(29.3)
Interest and dividend income	0.2	0.1	0.3
Other	0.1	0.0	(0.2)

Other expense, net	(26.5)	(24.6)	(29.2)
Income (loss) before cumulative change in accounting principle	(2.2)	4.6	(11.1)
Cumulative change in accounting principle	—	(90.1)	0.4

Net loss	(2.2)	(85.5)	(10.7)
Preferred stock dividend	(7.7)	(13.1)	(12.2)

Net loss applicable to common shares	(9.9)%	(98.6)%	(22.9)%

Years Ended December 31, 2003 and 2002

Operating Revenue:

	Year Ended December 31,

	2003	2002	$ Increase	% Increase

	(In thousands)
Service	$355,038	$319,933	$35,105	11.0%
Roaming	131,896	122,703	9,193	7.5%
Equipment	20,455	20,442	13	0.1%

Total revenue	$507,389	$463,078	$44,311	9.6%

      Service Revenue. Service revenue growth reflects the revenue resulting from additional customers added through increased penetration in existing markets together with increases in local service revenue per customer (“LSR”). The increase in LSR to $43 in 2003 from $41 in 2002 is the result of several factors, including increases in per customer access and features fees and in USF subsidies.

      During 2003, postpaid retention was 98.1%. Our customer growth in 2003 of 23,143 as compared to 60,465 in 2002 primarily reflects an increased number of competitors in the markets we serve. Wireless Alliance accounted for 15,549 of our total customers. We look to improve our customer growth in 2004. Improvement in net postpaid customer growth depends on several factors, including the success of our commercial launch of next generation products in three of our regions and the amount of synergy in our South region provided by our enhanced operating footprint as a result of the exchange with AWE.

Customers (including Wireless Alliance):
(not including long distance and paging)

	As of December 31,

			Net Add
	2003	2002	(Decrease)

Postpaid	656,110	639,221	16,889
Prepaid	22,302	27,452	(5,150)
Wholesale	67,104	55,700	11,404

Total customers	745,516	722,373	23,143

      On March 1, 2004, we transferred to AWE our operations in Oregon RSA 4, including approximately 35,000 customers as of December 31, 2003. We received from AWE operations in Alabama and Mississippi including approximately 16,000 customers as of December 31, 2003.

      We recognized $8.8 million in ETC support payments from the states of Alabama, Maine, Mississippi, and Washington during 2003. We did not recognize ETC support in the year ended December 31, 2002. With the receipt of ETC certification in Minnesota and Vermont during the fourth quarter of 2003, we expect ETC support payments to increase to approximately $20.0 million in 2004.

      Reflecting FCC changes to the USF rate structure, our customer pass-through charges were $8.9 million during 2003 as compared to $4.9 million during 2002. We do not expect this rate structure to change materially in 2004.

      Roaming Revenue. The increase in roaming revenue primarily reflects increases in outcollect minutes offsetting declines in outcollect yield. Roaming yield for 2003 was $0.21 per minute as compared to $0.26 per minute in 2002. Affecting year-over-year comparability, however, was a $2.0 million one-time retroactive roaming payment to Wireless Alliance during 2002.

      We have roaming agreements in our markets with various national carriers and have nationwide roaming agreements with:

•	AWE, which is effective through June 2006, renewable until 2008 at our option,

•	Cingular, which is effective through June 2007,

•	T-Mobile, which is effective through December 2007, and

•	Verizon, which is effective through December 2007.

      Outcollect yields under these agreements will continue to decline over the terms of the agreements. Under these agreements, we are able to attain preferred roaming status by overlaying our existing TDMA networks with GSM/ GPRS or CDMA technologies. Our Northeast and Northwest networks are currently being overlaid with GSM/ GPRS technology, while our Midwest region network is being overlaid with CDMA technology. We expect to have these technology conversions substantially completed during 2005. We are currently considering the overlay options for our South region, where demand for next-generation technologies by our customers is not yet as great as compared to other regions.

      AWE, Verizon Wireless, and Cingular accounted for approximately 84% of our outcollect minutes in 2003. During 2003, AWE accounted for 10.0% of our total revenue. Under our agreements with AWE, Verizon Wireless, Cingular, and other roaming partners, the roaming yield per minute we receive from outcollect calling minutes, in addition to the cost per minute we pay for our customers’ incollect activity, declines over time.

      Primarily due to the transfer of Oregon RSA 4 to AWE in March 2004 (Oregon RSA 4 provided approximately $15 million in roaming revenue in 2003), we will likely experience lower roaming revenues in 2004 as compared to 2003.

      In our remaining service areas, we do not expect Cingular’s recently announced acquisition of AWE to impact our anticipated outcollect minutes and expect total minute increases from our roaming partners to largely offset the expected yield declines.

      Equipment Revenue. Within equipment revenue, equipment reselling decreased by $5.5 million in 2003 to $1.5 million. Offsetting decreases in equipment reselling, was a $3.7 million increase in phone and accessory sales, which reflects our customer promotion activities that did not utilize phone rental programs. Also contributing to equipment revenue, was the adoption of EITF 00-21, Revenue Arrangements with Multiple Deliverables (see Note 4 to our consolidated financial statements), which was effective for us on July 1, 2003, and increased 2003 equipment revenue by $1.8 million.

Operating Expenses:

	Year Ended December 31,

			$ Increase	% Increase
	2003	2002	(Decrease)	(Decrease)

	(In thousands)
Network costs	$96,069	$97,200	$(1,131)	(1.2)%
Cost of equipment sales	37,636	29,184	8,452	29.0%
Selling, general and administrative	131,761	119,185	12,576	10.6%
Depreciation and amortization	76,429	82,497	(6,068)	(7.4)%
Loss on assets held for sale	42,244	—	42,244	—

Total operating expenses	$384,139	$328,066	$56,073	17.1%

      Network Costs. The decrease in network costs reflects a decline in incollect cost, a material component of network costs. For 2003, the effect of decreases in per minute incollect cost outpaced the effect of increases in incollect minutes. As a result, incollect cost declined 6.5% in 2003 to $44.1 million as compared to $47.1 million in 2002. Per minute incollect cost for 2003 was $0.15 per minute as compared to $0.18 in 2002.

Partially offsetting decreased incollect costs were increased employee and network maintenance costs reflecting continued network construction efforts.

      Incollect cost per minute under our new roaming agreements is expected to decline. In certain markets, these decreases have not been offset by increases in incollect minutes.

      Cost of Equipment Sales. Contributing to the increase in cost of equipment sales was our decision not to utilize our phone service leasing plans during 2003, under which the cost of handsets is capitalized rather than expensed as cost of equipment sales. Therefore, the number of phones sold increased in 2003. In 2002, we capitalized $13.3 million in phone service handsets. As a percentage of revenue, cost of equipment sales for 2003 increased to 7.4% as compared to 6.3% in 2002.

      Selling, General and Administrative. Contributing to the increase in SG&A was an increase in pass-through charges totaling $9.3 million in 2003 as compared to $4.9 million in 2002 and a $1.4 million increase in bad debt expense. For 2003, bad debt expense was $9.4 million as compared to $8.0 million in 2002. Sales and marketing costs were $52.2 million in 2003 as compared to $50.7 million in 2002. As a percentage of revenue, SG&A increased to 26.0% in 2003 from 25.7% in 2002. We may experience increased billing and technical support costs as a result of maintaining both TDMA and upgraded networks in our service areas.

Components of SG&A are as follows:

	Year Ended December 31,

	2003	2002	$ Increase	% Increase

	(In thousands)
General and administrative	$60,860	$55,584	$5,276	9.5%
Sales and marketing	52,150	50,653	1,497	3.0%
Bad debt	9,412	8,027	1,385	17.3%
USF pass-through	9,339	4,921	4,418	89.8%

	$131,761	$119,185	$12,576	10.6%

      Depreciation and Amortization. The decrease in depreciation expense primarily reflects phone service equipment depreciation expense for 2003 declining to $7.5 million as compared to $15.9 million in 2002 partially offset by depreciation relating to additional cell site construction together with $0.6 million additional depreciation expense related to the accelerated depreciation of TDMA equipment. As of December 31, 2003, our network had 754 cell sites.

      Loss on Assets Held for Sale. In October 2003, we announced that we had entered into a definitive agreement with AWE to exchange certain wireless properties. In connection with this transaction, we recorded a non-cash loss on assets held for sale, in accordance with SFAS No. 144, of $42.2 million effective in the third quarter of 2003. This exchange was completed on March 1, 2004. (See Note 14 to our consolidated financial statements.)

Other Income (Expense)

      Interest Expense. Interest expense for 2003, including the effect of SFAS No. 133 and SFAS No. 150, increased 19.0% to $136.3 million as compared to $114.5 million in 2002. The increase in interest expense primarily reflects the adoption of SFAS No. 150. Effective July 1, 2003, our 11 3/8% Senior Exchangeable and 12 1/4% Junior Exchangeable Preferred securities were reclassified into Long-Term Liabilities. The dividend expense related to these instruments, which was previously reported as a component of “Preferred Stock Dividend” in our Consolidated Statements of Operations, is now classified as interest expense. SFAS No. 150 does not permit reclassification of prior year amounts to conform to the current year presentation. Also contributing to the increase in interest expense is $6.1 million in charges related to the early extinguishment of debt under our credit agreement in 2003 as compared to a $3.4 million charge in 2002.

Components of interest expense are as follows:

	Year Ended December 31,

	2003	2002

	(In thousands)
Interest expense on credit agreement	$44,962	$53,266
Interest expense on subordinated notes	41,281	39,981
Interest expense on senior notes issued August 1, 2003	13,372	—
Amortization of debt issuance costs	4,773	4,257
Early extinguishment of debt issuance costs	6,134	3,421
Senior and junior preferred stock dividends	27,973	—
Effect of derivative instruments	(3,503)	13,519
Other(1)	1,270	34

	$136,262	$114,478

(1)	Upon adoption of SFAS No. 150 on July 1, 2003, amortization of senior and junior preferred stock issuance costs are presented as interest expense and are included within “other” herein.

The following table sets forth adjustments relating to SFAS No. 133:

	Year Ended December 31, 2003			Year Ended December 31, 2002

	Prior to			Prior to
	SFAS No. 133	SFAS No. 133	As	SFAS No. 133	SFAS No. 133	As
	Adjustment	Adjustment	Reported	Adjustment	Adjustment	Reported

(In thousands)
Interest expense	$138,487	$(2,225)	$136,262	$99,374	$15,104	$114,478

      As of December 31, 2003, the effective rate of interest on our credit agreement, excluding the impact of hedge agreements, was 4.39% as compared to 4.53% at December 31, 2002. The amount outstanding under the credit agreement decreased to $525.7 million at December 31, 2003 as compared to $793.9 million at December 31, 2002. Partially offsetting the decline in the effective rate of interest under the credit agreement was the issuance of $325 million of 9 7/8% Senior Notes, the proceeds of which were primarily used to repay amounts outstanding under the credit agreement. Long-term debt as of December 31, 2003 was $1.765 billion as compared to $1.211 billion as of December 31, 2002, reflecting primarily the reclassification of exchangeable preferred stock as long-term debt.

Preferred Stock Dividends

      Preferred stock dividends for 2003 decreased by 35.8% to $38.9 million as compared to $60.6 million in 2002. The decline in Preferred Stock Dividends relates primarily to the adoption of SFAS No. 150, which does not permit reclassification of prior year amounts to conform to the current year presentation.

Years Ended December 31, 2002 and 2001

Operating Revenue:

	Year Ended December 31,

	2002	2001	$ increase	% increase

	(In thousands)
Service	$319,933	$310,520	$9,413	3.0%
Roaming	122,703	116,541	6,162	5.3%
Equipment	20,442	18,627	1,815	9.7%

Total revenue	$463,078	$445,688	$17,390	3.9%

      Service Revenue. Service revenue growth reflects the revenue resulting from additional customers added through increased penetration in existing markets partially offset by moderate declines in LSR. The decline in LSR to $41 in 2002 from $42 in 2001 is the result of several factors, including: (i) larger home calling areas; (ii) more rate plans that included long distance at no additional charge; and (iii) an increase in numbers of rate plans that share minutes with an existing plan at lower access rates. Reflecting FCC changes to the USF rate structure, our customer pass-through charges were $4.9 million during 2002 compared with $4.5 million in 2001.

Customers (including Wireless Alliance):
(not including long distance and paging)

	As of December 31,

			Net Add
	2002	2001	(Decrease)

Postpaid	639,221	599,514	39,707
Prepaid	27,452	33,255	(5,803)
Wholesale	55,700	29,139	26,561

Total customers	722,373	661,908	60,465

      For 2002, retention was 98.2% as compared to 97.8% in 2001. Postpaid net customer additions for all of 2002 were 39,707 as compared to 46,520 in 2001. Because of the growing popularity of wholesale distribution programs, wholesale customers increased to 55,700, a 91.2% increase over 2001.

      Roaming Revenue. For 2002, increases in outcollect minutes continued to offset declines in yield. Roaming yield for all of 2002 was $0.26 as compared to $0.34 in 2001. Affecting year over year comparability, however, was a $2.0 million one-time retroactive roaming payment to Wireless Alliance during 2002.

      AWE, Verizon Wireless, and Cingular accounted for approximately 85% of our outcollect minutes in 2002. During 2002, AWE accounted for 10.1% of our total revenue. Under our agreements with AWE, Verizon Wireless, Cingular and other roaming partners, the roaming yield per minute we receive from outcollect calling minutes, in addition to the cost per minute we pay for our customers’ incollect activity, declines over time.

      Equipment Revenue. The increase in equipment revenue reflects the additional average revenue per handset sold, increased network equipment reselling, and a decrease in phone service leasing.

Operating Expenses:

	Year Ended December 31,

			$ increase	% increase
	2002	2001	(decrease)	(decrease)

	(In thousands)
Network costs	$97,200	101,509	$(4,309)	(4.2)%
Cost of equipment sales	29,184	28,415	769	2.7%
Selling, general and administrative	119,185	122,387	(3,202)	(2.6)%
Depreciation and amortization	82,497	112,577	(30,080)	(26.7)%

Total operating expenses	$328,066	364,888	$(36,822)	(10.1)%

      Network Costs. Contributing to the decline in network costs was a decrease in incollect cost, a material component of network costs, reflecting reduced pricing contained in new roaming arrangements. For 2002, incollect cost declined 5.4% to $47.1 million as compared to $49.8 million in 2001. Per minute incollect cost for the year ended December 31, 2002 was $0.18 per minute as compared to $0.25 in 2001.

      Cost of Equipment Sales. Contributing to the increase in cost of equipment sales was a reduced emphasis on our phone service leasing plans during 2002, under which the cost of handsets was capitalized rather than expensed as cost of equipment sales. During 2002, we capitalized approximately $13.3 million in phone service handsets as compared to $20.1 million capitalized in 2001. As a percentage of revenue, cost of equipment sales for 2002 was 6.3% as compared to 6.4% in 2001.

      Selling, General and Administrative. The decrease in SG&A primarily reflects decreases in bad debt expense. Bad debt expense for the year ended December 31, 2002 declined to $8.0 million as compared to $13.9 million in 2001. Partially offsetting the decrease in bad debt expense was an increase in pass-through charges totaling $4.9 million in the year ended December 31, 2002. In the year ended December 31, 2001, offsetting pass-through charges totalled $4.5 million. As a percentage of revenue, SG&A decreased to 25.7% in 2002 from 27.5% in 2001.

Components of SG&A are as follows:

	Year Ended December 31,

			$ increase	% increase
	2002	2001	(decrease)	(decrease)

	(In thousands)
General and administrative	$55,584	$54,114	$1,470	2.7%
Sales and marketing	50,653	49,808	845	1.7%
Bad debt	8,027	13,933	(5,906)	(42.4)%
USF pass-through	4,921	4,532	389	8.6%

	$119,185	$122,387	$(3,202)	(2.6)%

      Depreciation and Amortization. The decrease in depreciation and amortization primarily reflects the January 1, 2002 adoption of SFAS No. 142 and the corresponding discontinuance of amortization of goodwill and licenses, partially offset by the growth in our wireless network assets. During 2001, we amortized $62.8 million in licenses, goodwill and customer lists. During 2002, we amortized $20.6 million in customer lists. Phone service equipment depreciation expense for 2002 was $15.9 million as compared to $8.5 million in 2001.

Other Income (Expense)

      Interest Expense. Interest expense for 2002, including the effect of SFAS No. 133, decreased 12.2% to $114.5 million as compared to $130.4 million in 2001. The decline in interest expense primarily reflects noncash adjustments related to the accounting for derivative instruments pursuant to SFAS No. 133, declines in interest rates, and an overall reduction in our long-term debt. Partially offsetting the interest decline, in

January 2002 RCC recorded a $3.4 million extraordinary loss to write-off the unamortized deferred financing costs related to the early extinguishment of the repaid debt (in thousands).

Components of interest expense are as follows:

	Year Ended December 31,

	2002	2001

Interest expense on credit agreement	$53,266	$100,142
Interest expense on subordinated notes	39,981	12,031
Amortization of debt issuance costs	4,257	3,144
Early extinguishment of debt issuance costs	3,421	—
Effect of derivative instruments	13,519	14,841
Other	34	274

	$114,478	$130,432

The following table sets forth adjustments relating to SFAS No. 133:

	Year Ended December 31, 2002			Year Ended December 31, 2001

	Prior to			Prior to
	SFAS No. 133	SFAS No. 133		SFAS No. 133	SFAS No. 133
	Adjustment	Adjustment	As Reported	Adjustment	Adjustment	As Reported

(In thousands)
Interest expense	$99,374	$15,104	$114,478	$114,007	$16,425	$130,432

      As of December 31, 2002, the effective rate of interest on our credit agreement, excluding the impact of hedge agreements, was 4.3% as compared to 4.9% at December 31, 2001. Long-term debt as of December 31, 2002 was $1.211 billion as compared to $1.286 billion as of December 31, 2001.

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

      On a prospective basis, we are required to test both goodwill and other indefinite-lived intangible assets, including licensing costs, for impairment on an annual basis based upon a fair value approach. We performed our annual impairment test for both goodwill and licensing costs as of October 1, 2002 using methodologies consistent with those applied under our transitional impairment tests performed as of January 1, 2002 and determined there was no additional impairment to be recognized. Other indefinite-lived intangible assets will be tested between annual tests if events or changes in circumstances indicate that the asset might be impaired. (See “— Recently Issued Accounting Pronouncements.”)

Liquidity and Capital Resources

      We need cash primarily for working capital, capital expenditures, debt service, customer growth, and purchases of additional spectrum. In past years, we have met these requirements through cash flow from operations, borrowings under our credit agreement, sales of common and preferred stock, and issuance of debt securities.

      Capital expenditures for 2003 were approximately $53.7 million compared to approximately $59.8 million for 2002. These amounts reflect the continued expansion of our existing wireless coverage, the leasing of handsets to certain customer groups in 2002 (the handset leasing program was discontinued at the end of the second quarter of 2002), and begin to reflect capital expenditures during the second half of 2003 in connection with the implementation of CDMA and GSM/ GPRS network overlays and upgrades in our markets.

      We anticipate incurring substantial expenditures in connection with the continued implementation of CDMA and GSM/ GPRS network overlays and upgrades. We expect to fund these capital expenditures primarily from cash on hand, operating cash flow, and borrowings under our revolving credit agreement. We have made commitments to our roaming partners and to equipment vendors to substantially complete our next generation networks by the end of 2005. Including the cost of these anticipated overlays, our total capital expenditures for 2004 through 2005 are expected to range from $140 million to $180 million.

      We do not have any off-balance sheet financing arrangements or liabilities. We do not have any majority-owned subsidiaries or any interests in, or relationships with, any material special-purpose entities that are not included in the consolidated financial statements.

      Until August 2003, we paid the dividends on our senior and junior exchangeable preferred stock by issuing additional shares of exchangeable preferred stock. Effective August 2003 dividends on our senior exchangeable preferred stock are to be paid in cash, and beginning in May 2005 our junior exchangeable preferred stock dividends are to be paid in cash. We did not declare or pay the cash dividends on the senior exchangeable preferred stock due on August 15, 2003, November 15, 2003, or February 15, 2004 and are currently accruing them.

      In conjunction with our $325 million 9 7/8% senior notes offering, we amended our credit agreement. The credit agreement amendment includes a $100 million basket that may be used toward the repurchase of our senior notes, subordinated notes, or preferred stock. Such repurchases may be further limited by covenants in other governing instruments, which may fluctuate. We may, in our sole discretion, determine to acquire such securities through open market purchases, privately negotiated transactions, or otherwise, upon such terms and at such prices as we may determine from time to time. Prior to any acquisition of junior preferred shares, we would pay any previously unpaid cash dividends on the senior preferred stock. Payment of such dividends would reduce the $100 million basket.

Credit Agreement

      We have a credit agreement with a consortium of lenders which, as of December 31, 2003, provided up to $60.0 million in revolving loans and $525.7 million of outstanding term loans. As of December 31, 2003, $525.7 million was outstanding under the credit agreement. Our credit agreement contains certain financial and other covenants that, among other things, limit our ability to incur indebtedness, make investments, create or permit liens, make capital expenditures, provide guarantees, and pay dividends. In August 2003, January 2002, and March 2001, we obtained amendments of certain of the financial covenants and other provisions in the credit agreement. As of December 31, 2003, we were in compliance with all financial covenants. Our financial covenant calculations do not include Wireless Alliance.

      Our August 2003 amendment to the credit agreement also includes provisions that:

•	require us to refinance or extend the maturity date of the senior notes beyond March 31, 2010, on or before July 31, 2009, or an event of default will occur,

•	require us to refinance or extend the maturity date of our 9 5/8% senior subordinated notes due 2008 beyond January 1, 2010, on or before November 15, 2007, or an event of default will occur,

•	add a letter of credit subfacility of up to $5.0 million,

•	increase the “Applicable Margins” with respect to the interest rates applicable to outstanding debt under the credit agreement, and

•	require that no less than 50% of our total debt be fixed rate debt, after giving effect to our interest rate hedging agreements.

      The following table indicates the various financial ratios under the credit agreement with which we are required to comply as of various dates:

	2004				2005				2006				2007

	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Thereafter

Total leverage ratio	6.50	6.50	6.25	6.25	6.25	6.25	6.00	6.00	5.75	5.50	5.00	5.00	5.00	5.00	5.00	5.00	4.00
Senior leverage ratio(1)	3.00	3.00	3.00	3.00	3.00	3.00	3.00	3.00	2.50	2.50	2.50	2.50	2.00	2.00	2.00	2.00	2.00
Annualized operating cash flow to interest expense	1.50	1.50	1.50	1.50	1.50	1.50	1.50	1.50	2.00	2.00	2.00	2.00	2.00	2.00	2.00	2.00	2.00
Fixed charge ratio	1.00	1.00	1.10	1.10	1.10	1.10	1.10	1.10	1.10	1.10	1.10	1.10	1.10	1.10	1.10	1.10	1.10
Annualized operating cash flow to pro forma debt service	1.20	1.20	1.20	1.20	1.15	1.15	1.15	1.15	1.15	1.20	1.20	1.20	—	—	—	—	—

(1)	Defined as the ratio of borrowings under our credit agreement to “Annualized Operating Cash Flow,” as defined in the credit agreement.

      The following table indicates the effect of our “Total Leverage Ratio” (as defined in the credit agreement) on the margins applicable to the interest rates on borrowings under our credit agreement:

	Revolver &
	Term Loan A		Term Loan B		Term Loan C		Term Loan D

	Base Rate	LIBOR	Base Rate	LIBOR	Base Rate	LIBOR	Base Rate	LIBOR
Total Leverage Ratio	Margin	Margin	Margin	Margin	Margin	Margin	Margin	Margin

Greater than 6.5x	2.75%	3.75%	2.75%	3.75%	3.00%	4.00%	3.25%	4.25%
Greater than 6.0x but less than or equal to 6.5x	2.25%	3.25%	2.50%	3.50%	2.75%	3.75%	3.00%	4.00%
Greater than 5.5x but less than or equal to 6.0x	1.75%	2.75%	2.50%	3.50%	2.75%	3.75%	3.00%	4.00%
Greater than 5.0x but less than or equal to 5.5x	1.25%	2.25%	2.50%	3.50%	2.75%	3.75%	3.00%	4.00%
Greater than 4.0x but less than or equal to 5.0x	1.00%	2.00%	2.50%	3.50%	2.75%	3.75%	3.00%	4.00%
Less than or equal to 4.0x	0.75%	1.75%	2.50%	3.50%	2.75%	3.75%	3.00%	4.00%

      In addition to the scheduled reductions of outstanding principal, we will be required to reduce the amount of commitment available under the credit agreement on each March 31, beginning on March 31, 2004, by an amount equal to 50% of our Excess Cash Flow, as defined in the credit agreement, for the immediately preceding year or portion thereof. In 2004, we will pay $27.2 million pursuant to this provision reflecting Excess Cash Flow in 2003. We must also pay specified costs if we prepay LIBOR advances. We will also be required, subject to specified exceptions, to reduce the amount of commitments available upon any material sale of assets.

      Excess Cash Flow is based on our audited financial statements and is the remainder of net income before interest, taxes, depreciation and amortization for such fiscal year, minus the sum of the following:

(i) Capital expenditures made during such fiscal year exclusive of investments by us in Wireless Alliance LLC permitted under the credit agreement;

(ii) Scheduled loan payments made during such fiscal year;

(iii) Cash taxes paid by us during such fiscal year;

(iv) Interest expense during such fiscal year;

(v) Principal payments in respect of indebtedness for money borrowed paid by us during such year; and

(vi) $1,000,000.

      The $100 million basket to repurchase, repay, redeem, or otherwise acquire notes and preferred stock will increase by two-thirds of the amount of any of our future voluntary prepayments of outstanding term loans from our Excess Cash Flow.

Contractual Obligation Summary

      The following table summarizes our contractual commitments as of December 31, 2003 (in thousands).

					9 5/8% Senior	9 3/4% Senior
					Subordinated	Subordinated	9 7/8% Senior
	Operating	Purchase	Preferred	Credit	Notes(4)	Notes	Notes(5)
	Leases	Commitments(1)	Securities(2)	Agreement	(due 5/15/2008)	(due 1/15/2010)	(due 2/1/2010)	Total

2004	$8,957	$36,330	$20,255	$27,194 (3)	$—	$—	$—	$92,736
2005	7,012	10,380	59,817	46,837	—	—	—	124,046
2006	5,115	5,190	63,733	82,955	—	—	—	156,993
2007	3,685	—	63,733	87,321	—	—	—	154,739
2008	2,063		63,733	221,260	125,000	—	—	412,056
Thereafter	3,925	—	949,769	60,156	—	300,000	325,000	1,638,850

Total	$30,757	$51,900	$1,221,040	$525,723	$125,000	$300,000	$325,000	$2,579,420

(1)	In 2003, we entered into a five-year $57.0 million purchase commitment with a vendor to install GSM/ GPRS network equipment and CDMA2000 network equipment. Through December 31, 2003, we have incurred $5.1 million, net applicable discounts and credits, in equipment purchases related to this agreement. During the years 2004 through 2006, we expect to incur all of the capital expenditures relating to this Purchase Commitment.

(2)	Until August 2003, we paid the dividends on our senior and junior exchangeable preferred stock by issuing additional shares of exchangeable preferred stock. Effective August 2003 dividends on our senior exchangeable preferred stock are to be paid in cash, and beginning in May 2005 our junior exchangeable preferred stock dividends are to be paid in cash. We did not declare or pay the cash dividends on the senior exchangeable preferred stock due on August 15, 2003, November 15, 2003, or February 15, 2004 and are currently accruing them. If we fail to comply with certain terms of either our Junior or Senior Preferred Stock certificates of designation, including non-payment of cash dividends and the mandatory redemption obligation, the sole remedy of the holders will be the election of two directors to our board.

(3)	The 2004 credit agreement amortization includes our obligation under the excess cash flow requirement of $27.2 million and does not include the permanent reduction of $12.9 million, paid from proceeds received as part of our property exchange with AWE.

(4)	The amended credit agreement requires that the 9 5/8% senior subordinated notes due 2008 must be refinanced or extended beyond January 1, 2010, on or before November 15, 2007, or an event of default will occur.

(5)	The amended credit agreement requires that the 9 7/8% senior notes must be refinanced or extended beyond March 31, 2010, on or before July 31, 2009, or an event of default will occur.

Cash Flows for Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

	2003	2002	Change

Net cash provided by operating activities	$144,521	$138,322	$6,199
Net cash used in investing activities	(60,454)	(58,596)	(1,858)
Net cash provided by (used in) financing activities	4,692	(27,933)	32,625

Net increase in cash and cash equivalents	88,759	51,793	36,966
Cash and cash equivalents at beginning of period	53,788	1,995	51,793

Cash and cash equivalents at end of period	$142,547	$53,788	$88,759

      Net cash provided by operating activities was $144.5 million for 2003. Adjustments to the $11.2 million net loss to reconcile to net cash provided by operating activities included $76.4 million in depreciation and amortization, a $28.0 million increase in long-term dividends, a $14.3 million increase in accounts receivable, a $6.1 million charge relating to the early extinguishment of debt, a $42.2 million loss on assets held for sale relating to our asset exchange with AWE, and a $4.7 million increase in accounts payable.

      Net cash used in investing activities for 2003 primarily related to purchases of property and equipment. These purchases reflect the continued expansion of our existing wireless coverage and the upgrade and overlay of existing cell sites and switching equipment.

      Net cash provided by financing activities reflected the offering of $325 million 9 7/8% Senior Notes and $120.0 million in additional borrowing under our credit agreement. Partially offsetting the increased debt was $394.6 million in repayments of outstanding indebtedness under our credit agreement, $34.2 million payment upon termination of a swaption, and $13.4 million in payment of debt issuance costs.

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

      Certain quarterly results for 2003 and 2002 are set forth below (in thousands, except per share data):

	2003 Quarter Ended				2002 Quarter Ended

	Mar	Jun	Sep	Dec	Mar	Jun	Sep	Dec

Revenue:
Service	$80,923	$90,904	$92,530	$90,681	$75,497	$80,473	$83,224	$80,739
Roaming	29,062	31,789	37,598	33,447	26,162	33,855	35,400	27,286
Equipment	3,876	4,427	6,462	5,690	3,279	4,564	7,098	5,501

Total Revenue	$113,861	$127,120	$136,590	$129,818	$104,938	$118,892	$125,722	$113,526
Operating income	$31,101	$41,232	$7,005	$43,912	$31,425	$38,178	$38,627	$26,782
Net income (loss) before cumulative change in accounting principle	$5,708	$16,991	$(38,121)	$4,217	$(707)	$11,303	$10,236	$330
Net income (loss)	$5,708	$16,991	$(38,121)	$4,217	$(417,771)	$11,303	$10,236	$330
Net income (loss) applicable to common shares	$(10,465)	$382	$(41,140)	$1,141	$(432,312)	$(3,629)	$(5,098)	$(15,419)
Net income (loss) per share applicable to common shares before cumulative change in accounting principle	$(0.87)	$0.03	$(3.41)	$0.09	$(1.28)	$(0.30)	$(0.43)	$(1.29)
Net income (loss) per basic and diluted share	$(0.87)	$0.03	$(3.41)	$0.09	$(36.27)	$(0.30)	$(0.43)	$(1.29)

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk

      We have used senior notes, senior subordinated notes, and bank credit facilities to finance, in part, capital requirements and operations. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose us to interest rate risk.

      We are required by the terms of our credit agreement to maintain interest rate swaps on at least 50% of our debt for an average period of three years from the date of the hedge agreements. On December 31, 2003 we held interest rate swap agreements with a notional amount of $284.0 million to convert variable rate debt to fixed rate debt.

      See Note 6 of our consolidated financial statements for additional information regarding financial instrument activity.

      RCC’s financial instruments’ notional and estimated fair values and carrying amounts are set forth in the table below as of December 31 (in thousands). Fair values are based on quoted market prices, if available.

		Carrying Value		Estimated Fair Market Value

	Notional	December 31,	December 31,	December 31,	December 31,
	Amount	2003	2002	2003	2002

	(Dollars in thousands)
Financial assets(1)
Interest rate flooridors:
Fleet Bank (terminated May 12, 2003)	$—	$—	$631	$—	$631

Total financial assets	$—	$—	$631	$—	$631

Financial liabilities(1)
Credit agreement	$—	$525,723	$793,853	$524,201	$689,064
9 7/8% senior notes	—	325,000	—	344,297	—
9 5/8% senior subordinated notes	—	125,000	125,000	121,172	81,250
9 3/4% senior subordinated notes	—	300,000	300,000	288,938	195,000
11 3/8% senior exchangeable preferred stock	—	254,676	240,882	210,159	57,812
12 1/4% junior exchangeable preferred stock	—	219,911	195,035	150,639	42,908
Class M convertible preferred stock(2)	—	147,981	136,712	147,981	136,712
Class T convertible preferred stock(2)	—	8,671	8,370	8,671	8,370

	—	1,906,962	1,799,852	1,796,058	1,211,116
Derivative financial instruments
Interest rate swap agreements(3):
TD Securities (terminates May 16, 2005)	84,000	5,666	9,010	5,666	9,010
PNC Bank (terminated May 16, 2003)	—	—	975	—	975
Fleet Bank (terminates March 7, 2006)	200,000	443	—	443	—
Reverse swap agreements:
Fleet Bank (terminated June 2, 2003)	—	—	1,832	—	1,832
Dresdner Bank (terminated June 2, 2003)	—	—	1,316	—	1,316
Interest rate collar agreements:
PNC Bank (terminated May 25, 2003)	—	—	966	—	966
Union Bank (terminated June 5, 2003)	—	—	1,622	—	1,622
PNC Bank (terminated June 6, 2003)	—	—	1,827	—	1,827
Union Bank (terminated June 5, 2003)	—	—	936	—	936
Swaption(4):
TD Securities (terminated May 15, 2003)	—	—	30,072	—	30,072

	284,000	6,109	48,556	6,109	48,556
Other long-term liabilities	—	19,991	323	19,991	323

Total financial liabilities	$284,000	$1,933,062	$1,848,731	$1,822,158	$1,259,995

(1)	The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, advance billing and customer deposits and other current liabilities are reasonable estimates of their fair value due to the short-term nature of these instruments.

(2)	These financial instruments are not actively traded and, therefore, the estimated fair market value is stated at the carrying value.

(3)	Recorded on our balance sheet at fair value, with related changes in fair value included in the consolidated statement of operations, and not accounted for as a hedge under SFAS No. 133.

(4)	We issued $125 million in subordinated debt in May 1998 that matures in May 2008. The $8.7 million value of an embedded call option within the subordinated debt was monetized in March 2001, resulting in a swaption. The swaption does not qualify for hedge accounting treatment under SFAS No. 133 and, as such, is recorded in the balance sheet at fair value with related changes in fair value included in the statement of operations. On May 15, 2003, the counterparty exercised its option to terminate the swaption, and we paid the counterparty $34.2 million, the fair market value at May 15, 2003.

Item 8.	Financial Statements and Supplementary Data

      See Consolidated Financial Statements and Notes included in this report starting on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      This information required under this item is included in the Proxy Statement under “Item No. 2 — Ratification of Appointment of Independent Auditors.”

Item 9A.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

      Within 90 days prior to the date of this report (the “Evaluation Date”), the Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act. Based on that evaluation, these officers have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that the information the Company is required to disclose in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time period specified in the Commission’s rules and forms, and that the disclosure controls are effective in ensuring that the information required to be reported is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in disclosure controls and procedures

      There were no significant changes in the Company’s disclosure controls and procedures or, to the Company’s knowledge, in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information regarding directors of Rural Cellular is set forth in the Proxy Statement under the heading “Item No. 1 — Election of Directors” and is incorporated herein by reference. Information regarding our executive officers is contained in Part I of this Form 10-K. Information required by Item 401(h) and (i) and Item 405 of Regulation S-K is included in the Proxy Statement under the headings “Item No. 1 — Election of Directors” and “Item No. 2 — Ratification of Appointment of Independent Auditors.”

      We have adopted a financial code of ethics that applies to our directors, Chief Executive Officer, Chief Financial Officer, Corporate Controller, and other employees involved in preparation of our financial statements. This financial code of ethics, which is one of several policies within our Corporate Code of Business Conduct, is posted on our website. The Internet address for our website is http:/rccwireless.com, and the Financial Code of Ethics may be found as follows:

1. From our main web page, first click on “Investor Relations.”

2. Next, click on “Company Overview.”

3. Finally, click on “Financial Code of Ethics.”

      We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.

Item 11.	Executive Compensation

      Information required by this item is set forth in the Proxy Statement under the headings “Item No. 1 — Election of Directors” and “Executive Compensation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

      The following table summarizes share and exercise price information about our equity compensation plans as of December 31, 2003.

			Number of Securities
			Remaining Available
	Number of Securities	Weighted-Average	for Future Issuance
	to be Issued Upon	Exercise Price of	Under Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding Options,	Options,	(Excluding
	Warrants, and	Warrants, and	Securities Reflected
Plan Category	Rights	Rights	in the First Column)

Equity compensation plans approved by security holders(1)	2,176,770	$14.32	562,498
Equity compensation plans not approved by security holders(2)	0	0	0

Total	2,176,770	$14.32	562,498

(1)	Includes stock subject to outstanding options and stock available for issuance under our 1995 Stock Compensation Plan, Stock Option Plan for Nonemployee Directors, and Employee Stock Purchase Plan.

(2)	We have not adopted any equity compensation plans that have not been approved by our shareholders.

      The remaining information required by this Item 12 is set forth in the Proxy Statement under the heading “Ownership of Voting Securities” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      Information required by this item is set forth in the Proxy Statement under the heading “Certain Transactions” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

      Information required by this item is set forth in the Proxy Statement under the heading “Item No. 2 — Ratification of Appointment of Independent Auditors.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) (1) Consolidated Financial Statements

Page Number
in this
Form 10-K

Independent Auditors’ Report	F-1
Consolidated Balance Sheets as of December 31, 2003 and 2002	F-2
Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001	F-3
Consolidated Statements of Shareholders’ (Deficit) Equity for the Years Ended December 31, 2003, 2002 and 2001	F-4
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001	F-5
Notes to Consolidated Financial Statements	F-6

           (2) Consolidated Financial Statement Schedules

The following financial statement schedules are filed as part of this Form 10-K:

Schedule II — Valuation and Qualifying Accounts

All schedules not included are omitted either because they are not applicable or because the information required therein is included in Notes to Consolidated Financial Statements.

(3) Exhibits

See Exhibit Index.

      (b) Reports on Form 8-K

The following reports on Form 8-K were filed during the fourth quarter of fiscal 2003:

A Report on Form 8-K dated July 23, 2003, reporting under Items 5 and 7 revisions to the Company’s financial statements for fiscal 2002 to reflect adoption of Statement of Financial Accounting Standards No. 145.

A Report on Form 8-K dated October 10, 2003, reporting under Items 5, 7, and 9 the execution of an agreement with AT&T Wireless, Inc. for the exchange of certain properties.

A Report on Form 8-K dated November 13, 2003, reporting under Items 7 and 12 financial results for the quarter ended September 30, 2003.

A Report on Form 8-K dated December 23, 2003, reporting under Items 5 and 7 the listing of the Company’s Class A Common Stock on The Nasdaq National Market.

      (c) Exhibits

See Exhibit Index.

      (d) Financial Statement Schedules

See Item 15 (a) (2), above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RURAL CELLULAR CORPORATION

Dated: March 5, 2004	By: /s/ RICHARD P. EKSTRAND Richard P. Ekstrand President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD P. EKSTRAND Richard P. Ekstrand	President and Chief Executive Officer (Principal Executive Officer) and Director	March 5, 2004

/s/ WESLEY E. SCHULTZ Wesley E. Schultz	Executive Vice President, Chief Financial Officer (Principal Financial Officer) and Director	March 5, 2004

/s/ DAVID J. DEL ZOPPO David J. Del Zoppo	Vice President, Finance and Accounting (Principal Accounting Officer)	March 5, 2004

/s/ ANN K. NEWHALL Ann K. Newhall	Director	March 5, 2004

/s/ GEORGE W. WIKSTROM George W. Wikstrom	Director	March 5, 2004

/s/ DON C. SWENSON Don C. Swenson	Director	March 5, 2004

/s/ MARVIN C. NICOLAI Marvin C. Nicolai	Director	March 5, 2004

/s/ GEORGE M. REVERING George M. Revering	Director	March 5, 2004

/s/ JOHN HUNT John Hunt	Director	March 5, 2004

/s/ PAUL J. FINNEGAN Paul J. Finnegan	Director	March 5, 2004

INDEPENDENT AUDITORS’ REPORT

Shareholders and Board of Directors

Rural Cellular Corporation and Subsidiaries
Alexandria, Minnesota

      We have audited the accompanying consolidated balance sheets of Rural Cellular Corporation and Subsidiaries (the “Company”) as of December 31, 2003 and 2002 and the related consolidated statements of operations, shareholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 4 to the consolidated financial statements, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Asset, and changed its method of accounting for goodwill and licenses.

      As discussed in Note 4, effective July 1, 2003, the Company adopted the provisions of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

Minneapolis, Minnesota

March 1, 2004

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of

	December 31,	December 31,
	2003	2002

	(In thousands,
	except per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$142,547	$53,788
Accounts receivable, less allowance for doubtful accounts of $3,187 and $3,096	57,743	46,442
Inventories	8,037	6,624
Other current assets	4,259	3,217
Assets of operations held for sale	3,189	—

Total current assets	215,775	110,071

PROPERTY AND EQUIPMENT, less accumulated depreciation of $198,274 and $172,629	226,202	240,536
LICENSES AND OTHER ASSETS:
Licenses, less accumulated amortization of $46,997 and $50,409	563,283	618,576
Goodwill, less accumulated amortization of $31,473 and $32,336	360,796	369,829
Customer lists, less accumulated amortization of $78,041 and $66,282	64,575	92,748
Deferred debt issuance costs, less accumulated amortization of $12,009 and $11,427	34,479	25,176
Long-term assets of operations held for sale	50,153	—
Other assets, less accumulated amortization of $1,736 and $1,432	5,795	6,042

Total licenses and other assets	1,079,081	1,112,371

	$1,521,058	$1,462,978

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$45,808	$41,633
Current portion of long-term debt	27,262	79,047
Advance billings and customer deposits	10,454	10,447
Accrued interest	34,084	18,476
Dividends payable	—	6,412
Other accrued expenses	11,276	9,552
Liabilities of operations held for sale	756	—

Total current liabilities	129,640	165,567
LONG-TERM LIABILITIES	1,764,867	1,211,026

Total liabilities	1,894,507	1,376,593

COMMITMENTS AND CONTINGENCIES (Note 10)	—	—
REDEEMABLE PREFERRED STOCK	153,381	569,500
SHAREHOLDERS’ DEFICIT:
Class A common stock; $.01 par value; 200,000 shares authorized, 11,522 and 11,229 issued	115	112
Class B common stock; $.01 par value; 10,000 shares authorized, 552 and 693 issued	6	7
Additional paid-in capital	192,423	192,294
Accumulated deficit	(719,590)	(669,508)
Accumulated other comprehensive loss	216	(6,020)

Total shareholders’ deficit	(526,830)	(483,115)

	$1,521,058	$1,462,978

The accompanying notes are an integral part of these consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
REVENUE:
Service	$355,038	$319,933	$310,520
Roaming	131,896	122,703	116,541
Equipment	20,455	20,442	18,627

Total revenue	507,389	463,078	445,688

OPERATING EXPENSES:
Network costs, excluding depreciation	96,069	97,200	101,509
Cost of equipment sales	37,636	29,184	28,415
Selling, general and administrative	131,761	119,185	122,387
Depreciation and amortization	76,429	82,497	112,577
Loss on assets held for sale	42,244	—	—

Total operating expenses	384,139	328,066	364,888

OPERATING INCOME	123,250	135,012	80,800

OTHER INCOME (EXPENSE):
Interest expense	(136,262)	(114,478)	(130,432)
Interest and dividend income	916	562	1,172
Other	891	66	(752)

Other expense, net	(134,455)	(113,850)	(130,012)

INCOME (LOSS) BEFORE CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE	(11,205)	21,162	(49,212)
CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE	—	(417,064)	1,621

NET LOSS	(11,205)	(395,902)	(47,591)
PREFERRED STOCK DIVIDEND	(38,877)	(60,556)	(54,545)

NET LOSS APPLICABLE TO COMMON SHARES	$(50,082)	$(456,458)	$(102,136)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	12,060	11,920	11,865

NET LOSS APPLICABLE TO COMMON SHARES BEFORE CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE	$(4.15)	$(3.30)	$(8.74)
CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE	—	(34.99)	0.13

NET LOSS PER BASIC AND DILUTED SHARE	$(4.15)	$(38.29)	$(8.61)

The accompanying notes are an integral part of these consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

For the Years Ended December 31, 2003, 2002 and 2001

							Accumulated
	Class A	Class A	Class B	Class B			Other	Total
	Common	Common	Common	Common	Additional		Comprehensive	Shareholders’
	Stock	Stock	Stock	Stock	Paid-In	Accumulated	Income	(Deficit)	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Equity	Loss

	(In thousands)
BALANCE, December 31, 2000	11,034	$110	782	$8	$190,751	$(110,914)	—	$79,955	—
Conversion of Class B common stock to Class A common stock	54	1	(54)	(1)	—	—	—	—	—
Stock issued through employee stock purchase plan	25	—	—	—	620	—	—	620	—
Stock options exercised	63	1	—	—	593	—	—	594	—
COMPONENTS OF COMPREHENSIVE LOSS
Net loss applicable to common shares	—	—	—	—	—	(102,136)	—	(102,136)	$(102,136)
Cumulative effect of SFAS No. 133 at January 1, 2001	—	—	—	—	—	—	(5,526)	(5,526)	(5,526)
Current year effect of SFAS No. 133	—	—	—	—	—	—	(7,337)	(7,337)	(7,337)

Total comprehensive loss	—	—	—	—	—	—	—	—	$(114,999)

BALANCE, December 31, 2001	11,176	112	728	7	191,964	(213,050)	(12,863)	(33,830)
Conversion of Class B common stock to Class A common stock	35	0	(35)	0	—	—	—	—	—
Stock issued through employee stock purchase plan	17	0	—	0	317	—	—	317	—
Stock options exercised	1	0	—	0	13	—	—	13	—
COMPONENTS OF COMPREHENSIVE LOSS
Net loss applicable to common shares	—	—	—	—	—	(456,458)	—	(456,458)	$(456,458)
Current year effect of SFAS No. 133	—	—	—	—	—	—	6,843	6,843	6,843

Total comprehensive loss		—	—	—	—	—	—		$(449,615)

BALANCE, December 31, 2002	11,229	112	693	7	192,294	(669,508)	(6,020)	(483,115)
Conversion of Class B common stock to Class A common stock	141	1	(141)	(1)	0	—	—	—
Stock issued through employee stock purchase plan	147	2	—	—	112	—	—	114
Stock options exercised	5	0	—	—	17	—	—	17
COMPONENTS OF COMPREHENSIVE LOSS
Net loss applicable to common shares	—	—	—	—	—	(50,082)	—	(50,082)	$(50,082)
Current year effect of SFAS No. 133	—	—	—	—	—	—	6,236	6,236	6,236

Total comprehensive loss									$(43,846)

BALANCE, December 31, 2003	11,522	$115	552	$6	$192,423	$(719,590)	$216	$(526,830)

The accompanying notes are an integral part of these consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2003	2002	2001

	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(11,205)	$(395,902)	$(47,591)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	76,429	82,497	112,577
Loss on extinguishment of debt	6,134	3,319	—
Adjustments of interest rate derivatives to fair market value	(2,225)	15,104	16,425
Loss on assets held for sale	42,244	—	—
Non-cash preferred stock dividends	13,074	—	—
Cumulative change in accounting principle	—	417,064	(1,621)
Other	4,013	3,209	1,964
Change in other operating elements:
Accounts receivable	(14,286)	(475)	849
Inventories	(1,581)	(7)	292
Other current assets	(1,076)	(809)	605
Accounts payable	4,678	6,466	(7,786)
Advance billings and customer deposits	146	1,112	1,199
Accrued preferred stock dividends	14,899	—	—
Other accrued liabilities	13,277	6,744	(1,410)

Net cash provided by operating activities	144,521	138,322	75,503

INVESTING ACTIVITIES:
Purchases of property and equipment	(53,704)	(59,835)	(45,979)
Proceeds from sale of property and equipment	624	462	—
Purchases of wireless properties, net of cash acquired	(7,200)	—	(178,566)
Proceeds from sale of other long-lived assets	—	650	48,929
Other	(174)	127	1,155

Net cash used in investing activities	(60,454)	(58,596)	(174,461)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	131	331	1,214
Proceeds from issuance of long-term debt under the credit agreement	120,000	62,550	349,250
Proceeds from issuance of 9 7/8% senior notes	325,000	—	—
Proceeds from issuance of 9 3/4% senior subordinated notes	—	300,000	—
Repayments of long-term debt under the credit agreement	(394,628)	(380,208)	(256,089)
Repayment of swaption	(34,184)	—	—
Proceeds from swaption	—	—	8,720
Proceeds from unwinding derivative agreements	2,632	—	—
Payments of debt issuance costs	(13,374)	(10,322)	(4,366)
Other	(885)	(284)	19

Net cash provided by (used in) financing activities	4,692	(27,933)	98,748

NET INCREASE (DECREASE) IN CASH	88,759	51,793	(210)
CASH AND CASH EQUIVALENTS, at beginning of year	53,788	1,995	2,205

CASH AND CASH EQUIVALENTS, at end of year	$142,547	$53,788	$1,995

The accompanying notes are an integral part of these consolidated financial statements.

RURAL CELLULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002, and 2001

1.	Organization and Nature of Business:

      Rural Cellular Corporation, a Minnesota corporation, and its subsidiaries (the “Company” or “RCC”), provide wireless communication services in portions of the Midwest, South, Northeast and Northwest areas of the United States. The Company operates its cellular and paging systems under licenses granted by the Federal Communications Commission (“FCC”). The Company’s operations are subject to the applicable rules and regulations of the FCC.

      At December 31, 2003, the Company had working capital of $86.1 million and a shareholders’ deficit of $(526.8) million.

      The Company’s cash requirements will increase, due to the anticipated cash resources required to upgrade its network technologies. The Company expects to meet these obligations through its existing cash, cash flow from operations, and borrowings under the Company’s credit agreement.

2.	Strategic History:

      RCC was founded in 1991 through the combination of five partnerships holding different cellular licenses in Minnesota. Since then, it has completed the following acquisitions (the “Acquisitions”):

•	In May 1997, the Company acquired wireless operations and licenses covering portions of Maine for approximately $85.7 million.

•	In July 1998, the Company acquired wireless operations and licenses covering all of Vermont and portions of Massachusetts, New Hampshire, and New York for approximately $262.5 million.

•	In August 1998, the Company acquired wireless operations and a license in western Maine for approximately $7.5 million.

•	In February 1999, the Company acquired wireless operations and a license in South Dakota for approximately $11.9 million.

•	In April 2000, the Company acquired wireless operations and licenses covering portions of Alabama, Kansas, Mississippi, Oregon, and Washington for approximately $1.265 billion.

•	In January 2001, the Company acquired wireless operations and licenses in the Portsmouth, New Hampshire service area for approximately $194.3 million. In the acquisition, the Company also acquired an incumbent local exchange carrier (“ILEC”) business of the seller. The Company sold the ILEC business in October 2001 for approximately $35.5 million.

Accounting Treatment

      The purchase prices for the Acquisitions were allocated to the net assets based on their estimated fair values and the excess was allocated to licenses and goodwill. The Acquisitions were accounted for under the purchase method of accounting; accordingly, operating results for each acquired business have been included from the date of acquisition.

3.	Stock Compensation Plans:

      The stock compensation plan (the “Plan”) for employees authorizes the issuance of up to 2,400,000 shares of Class A common stock in the form of stock options, stock appreciation rights, or other stock-based awards. The Plan provides that the exercise price of any option shall not be less than 85% of the fair market value of the Class A common stock as of the date of the grant (100% in the case of incentive stock

RURAL CELLULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

options). Options and other awards granted under the Plan vest and become exercisable as determined by the Board of Directors or a stock option committee.

      The stock option plan for nonemployee directors authorizes the issuance of up to 400,000 shares of Class A common stock. The plan provides that the option price shall not be less than the fair market value of the Class A common stock outstanding on the date of grant. The options vest and become exercisable one year following the date of grant and expire five years thereafter.

      Under the employee stock purchase plan, employees who satisfy certain length of service and other criteria are permitted to purchase shares of Class A common stock at 85% of the fair market value of the Class A common stock on January 1 or December 31 of each year, whichever is lower. The number of shares authorized to be issued under the plan is 750,000.

      The following table summarizes option and purchase plan activity through December 31, 2003:

	Nonemployee	Stock	Employee Stock
	Directors Plan	Compensation Plan	Purchase Plan

Remaining to be issued at December 31, 2002	179,500	331,094	39

Additional options authorized through plan amendment	—	—	400,000
Options granted	(31,500)	(338,000)	(166,329)
Options cancelled	31,500	156,194	—

Remaining to be issued at December 31, 2003	179,500	149,288	233,710

      Options outstanding for employees and nonemployees as of December 31, 2003 have exercise prices ranging between $0.76 and $79.25. Information related to stock options is as follows:

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average Exercise		Average
	Shares	Exercise Price	Shares	Price	Shares	Exercise Price

Outstanding, beginning of period	1,908,084	$17.40	1,588,734	$26.78	1,266,422	$25.80

Granted	369,500	1.23	503,550	4.43	477,006	30.68
Exercised	(5,120)	3.37	(1,450)	8.99	(70,844)	11.05
Cancelled	(187,694)	16.72	(182,750)	63.23	(83,850)	46.90

Outstanding, end of period	2,084,770	$14.64	1,908,084	$17.40	1,588,734	$26.78

Exercisable, end of period	1,143,970	$18.92	1,015,784	$19.12	700,781	$18.33

Weighted average fair value of options granted		$1.09		$3.85		$24.67

RURAL CELLULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The following table summarizes certain information concerning currently outstanding and exercisable options:

		Weighted Average
Exercise Price		Remaining	Weighted Average		Weighted Average
Range	Number Outstanding	Contractual Life	Exercise Price	Number Exercisable	Exercise Price

$00.76 - $ 9.99	1,094,773	7	$4.19	407,353	$7.52
$10.00 - $19.99	452,525	4	$13.76	413,825	$13.92
$20.00 - $29.99	276,800	7	$27.07	107,360	$27.22
$30.00 - $39.99	161,322	6	$35.10	135,822	$35.59
$40.00 - $49.99	16,500	6	$43.25	13,200	$43.25
$50.00 - $59.99	10,300	6	$56.49	8,180	$56.61
$60.00 - $69.99	36,750	2	$68.25	36,750	$68.25
$70.00 - $79.25	35,800	6	$76.93	21,480	$76.93

$00.76 - $79.25	2,084,770	6	$14.64	1,143,970	$18.92

      The Company accounts for stock options under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the Company’s plans been determined consistent with Statement of Financial Accounting Standards (“SFAS”) No. 148 and SFAS No. 123, the Company’s results of operations and net loss per share would have been adjusted to the following pro forma amounts:

	Years Ended December 31,

	2003	2002	2001

	(In thousands, except for per share data)
Net loss applicable to common shares:
As reported	$(50,082)	$(456,458)	$(102,136)
Fair value compensation expense	(3,121)	(5,290)	(5,741)

Pro forma	$(53,203)	$(461,748)	$(107,877)

Net loss per basic and diluted share:
As reported	$(4.15)	$(38.29)	$(8.61)
Fair value compensation expense	(0.26)	(0.44)	(0.48)

Pro forma	$(4.41)	$(38.73)	$(9.09)

      The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2003, 2002, and 2001: expected volatility of 94.7%, 88.0%, and 67.7%, respectively; risk-free interest rates of 4.39% in 2003, 4.25% in 2002, and 7.25% in 2001; expected life of 10 years and no expected dividend yield. The per share weighted average fair value of options granted in 2003, 2002, and 2001 was $1.09, $3.85, and $24.67, respectively.

4.	Summary of Significant Accounting Policies:

Principles of Consolidation

      The consolidated financial statements include the accounts of RCC and its wholly-owned subsidiaries and its majority owned joint venture, Wireless Alliance, LLC (“Wireless Alliance”). All significant intercompany balances and transactions have been eliminated.

RURAL CELLULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognition — Service

      The Company recognizes service revenue based upon minutes of use processed and contracted fees, net of credits and adjustments for service discounts. As a result of our billing cycle cut-off times, the Company is required to make estimates for service revenue earned, but not yet billed, at the end of each month. These estimates are based primarily upon historical minutes of use processed. The Company follows this method since reasonable, dependable estimates of the revenue can be made. Actual billing cycle results and related revenue may vary from the results estimated at the end of each quarter, depending on customer usage and rate plan mix. For customers who prepay their monthly access, we match the recognition of service revenue to their corresponding usage.

      The Company receives Universal Service Fund (“USF”) revenue reflecting its eligible telecommunications carrier (“ETC”) status in certain states. How the Company recognizes support revenue depends on the level of its collection experience in each ETC qualified state. Where the Company does not have adequate experience to determine the time required for reimbursement, it recognizes revenue upon cash receipt. Where the Company does have adequate experience as to the amount and timing of the receipt of these funds, it recognizes revenue on an accrual basis. Additionally, the Company includes the pass-through fees it charges its customers to support the USF as service revenue.

Revenue Recognition — Roaming Revenue and Incollect Cost

      Roaming revenue and incollect cost information is provided to us primarily through a third party centralized clearinghouse. From the clearinghouse the Company receives monthly settlement data. The Company bases its accrual of roaming revenue and incollect expense on these clearinghouse reports. The Company follows this method since reasonably dependable estimates of roaming revenue and incollect cost can be made.

Cash Equivalents

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Inventories

      Inventories consist of cellular telephone equipment, pagers, and accessories and are stated at the lower of cost, determined using the average cost method, or market. Market value is determined using replacement cost.

Property and Equipment

      Property and equipment are recorded at cost. Additions, improvements, or major renewals are capitalized, while expenditures that do not enhance or extend the asset’s useful life are charged to operating expenses as incurred. Depreciation is computed using the straight-line method based on the estimated useful life of the asset.

RURAL CELLULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The components of property and equipment and the useful lives of the Company’s assets are as follows as of December 31 (in thousands):

	2003	2002	Useful Lives

Land	$7,200	$7,204	N/A
Building and towers	87,496	93,335	15-39 Years
Equipment	275,867	255,370	2-10 Years
Phone service equipment	5,235	24,082	19-24 Months
Furniture and fixtures	25,314	22,305	3-10 Years
Assets under construction	23,364	10,869	N/A

	424,476	413,165
Less — accumulated depreciation	(198,274)	(172,629)

Property and equipment — net	$226,202	$240,536

      The Company’s network construction expenditures are recorded as assets under construction until the system or assets are placed in service and ready for their intended use, at which time the assets are transferred to the appropriate property and equipment category. During the years ended December 31, 2003, 2002 and 2001, as a component of assets under construction, the Company capitalized $1.9 million, $1.1 million, and $1.7 million, respectively, in salaries of the Company’s engineering employees. The Company capitalized interest cost in 2003 of $204,000.

      The Company determined that a reduction in the useful lives of its TDMA equipment was warranted based on the projected transition of network traffic. The following summarizes the current and expected useful lives for TDMA equipment acquired between January 1, 2002 and December 31, 2004:

Year of TDMA Equipment Acquisition	Useful Life

2002	6 years
2003	5 years
2004	4 years

      At December 31, 2003, accumulated depreciation on phone service equipment was approximately $5.2 million as compared to $15.3 million at December 31, 2002. Phone service equipment depreciation expense for the year ended December 31, 2003 was $7.5 million as compared to $15.9 million in 2002. The gross carrying value of phone service equipment disposals in 2003 was $18.8 million as compared to $21.2 million in 2002.

      Total depreciation expense for the year ended December 31, 2003 was $56.2 million, $61.5 million in 2002, and $49.3 million in 2001.

Licenses and Other Intangible Assets

      Licenses consist of the cost of acquiring paging licenses, the value assigned to the Wireless Alliance personal communications services (“PCS”) licenses, other PCS licenses, local multipoint distribution service (“LMDS”) licenses, and the value assigned to cellular licenses acquired through acquisitions. Other intangibles, resulting primarily from acquisitions, include the value assigned to customer lists and goodwill. Amortization is computed using the straight-line method based on the estimated useful life of the asset. Customer lists are the only intangible asset with a definitive useful life; all others are considered to have indefinite useful lives.

RURAL CELLULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The components of licenses and other intangible assets are as follows as of December 31 (in thousands):

	2003			2002

	Gross		Net	Gross
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value

Licenses	$610,280	$(46,997)	$563,283	$668,985	$(50,409)	$618,576
Other intangible assets:
Goodwill	392,269	(31,473)	360,796	402,165	(32,336)	369,829
Customer lists	142,616	(78,041)	64,575	159,030	(66,282)	92,748

Total	$1,145,165	$(156,511)	$988,654	$1,230,180	$(149,027)	$1,081,153

      Customer list, goodwill and license amortization expense for the years ended December 31, 2003, 2002 and 2001 was approximately $20.0 million, $20.6 million, and $62.8 million, respectively. Customer list amortization expense is estimated to be approximately $18.2 million for 2004 through 2006, $7.9 million in 2007 and $2.1 million in 2008. As of December 31, 2003, licenses, goodwill, and customer lists of $34.2 million, $4.9 million, and $4.5 million, respectively, net of accumulated amortization, were included within assets held for sale.

RURAL CELLULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The effect of the adoption of SFAS No. 142 on the reported net loss and basic and diluted loss per share for all periods presented in the accompanying statements of operations is as follows (in thousands, except per share amounts):

	(Before Cumulative Change in
	Accounting Principle and Including the
	Effect of Preferred Stock Dividends)			(As Reported)
	For Years Ended December 31,			For Years Ended December 31,

	2003	2002	2001	2003	2002	2001

Net loss applicable to common shares	$(50,082)	$(39,394)	$(103,757)	$(50,082)	$(456,458)	$(102,136)

Add back: goodwill amortization	—	—	16,690	—	—	16,690
Add back: license amortization	—	—	26,512	—	—	26,512

Adjusted net loss applicable to common shares	$(50,082)	$(39,394)	$(60,555)	$(50,082)	$(456,458)	$(58,934)

Weighted average common shares outstanding, basic and diluted	12,060	11,920	11,865	12,060	11,920	11,865
Basic and diluted loss per share:
Net loss per basic and diluted share	$(4.15)	$(3.30)	$(8.74)	$(4.15)	$(38.29)	$(8.61)

Add back: goodwill amortization	—	—	1.41	—	—	1.41
Add back: license amortization	—	—	2.23	—	—	2.23

Adjusted loss per share (basic and diluted)	$(4.15)	$(3.30)	$(5.10)	$(4.15)	$(38.29)	$(4.97)

      The changes in carrying amount of goodwill and licenses for the year ended December 31, 2003 are as follows (in thousands):

	Licenses	Goodwill	Total

Balance as of December 31, 2002	$618,576	$369,829	$988,405
Acquisition	7,200	—	7,200
Impairment on assets held for sale	(28,318)	(4,093)	(32,411)
Reclass to assets held for sale	(34,175)	(4,940)	(39,115)

Balance as of December 31, 2003	$563,283	$360,796	$924,079

      The Company reviews goodwill and indefinite-lived intangible assets for impairment based on the requirements of SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with this statement, goodwill is tested for impairment at the reporting unit level on an annual basis as of October 1st or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. In analyzing goodwill for potential impairment, we use projections of future cash flows from the reporting units. These projections are based on our views of growth rates and anticipated

RURAL CELLULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. The Company believes that its estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. If changes in growth rates, future economic conditions or discount rates, and estimates of terminal values were to occur, goodwill may become impaired.

      Additionally, impairment tests for indefinite-lived intangible assets, consisting of FCC licenses, are required to be performed on an annual basis or on an interim basis if an event occurs or circumstances change that would indicate the asset might be impaired. In accordance with Emerging Issues Task Force (“EITF 02-7”), Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, impairment tests for FCC licenses are performed on an aggregate basis. The Company utilizes a fair value approach, incorporating discounted cash flows, to complete the test. This approach determines the fair value of the FCC licenses, using start-up model assumptions, and accordingly incorporates cash flow assumptions regarding the investment in a network, the development of distribution channels, and other inputs for making the business operational. As these inputs are included in determining free cash flows of the business, the present value of the free cash flows is attributable to the licenses using assumptions of our weighted average costs of capital and the long-term rate of growth for our business. The Company believes that its estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. If any of the cash flow assumptions were to change, FCC licenses may become impaired.

      Following adoption of SFAS No. 142 on January 1, 2002, the Company completed a transitional impairment test for both our goodwill and licenses and determined that there were impairments of $5.0 million and $412.0 million, respectively. The Company used a fair value approach, using primarily discounted cash flows, to complete the transitional impairment tests. In accordance with SFAS No. 142, the impairment charges were recorded as a cumulative change in accounting principle in our consolidated financial statements for the first quarter of 2002. No additional impairment occurred on the October 1, 2002 assessment date.

      RCC completed its annual impairment test for its goodwill and licenses for 2003 and did not identify any impairment of goodwill or FCC licenses (excluding the impairment on assets held for sale).

Deferred Debt Issuance Costs

      Deferred debt issuance costs relate to the credit agreement, senior notes, senior subordinated notes and certain preferred stock issuances (see Note 5). These costs are being amortized over the respective instruments’ terms. If the related debt issuance is extinguished prior to maturity, the debt issuance costs are immediately expensed.

Other Assets

      Other assets primarily consist of costs related to Wireless Alliance spectrum relocation, restricted investments and investments in unconsolidated affiliates. Restricted investments represent the Company’s investments in the stock of CoBank and are stated at cost, which approximates fair value. The restricted investments were purchased pursuant to the terms of a loan agreement and are restricted as to withdrawal. Investments in unconsolidated affiliates are accounted for using the equity method and represent the Company’s ownership interests in Cellular 2000, Inc. Cellular 2000, Inc. is an entity organized to own the Cellular 2000 trade name and the related trademark.

Income Taxes

      The Company follows the liability method of accounting for income taxes, and deferred income taxes are based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities based on enacted tax laws.

RURAL CELLULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Loss Per Common Share

      Basic EPS is computed by dividing net loss by the weighted average number of shares outstanding during the year. Diluted EPS is computed by including dilutive common stock equivalents with the basic weighted average shares outstanding. Potential common shares of 2,084,770, 1,908,084, and 1,588,734, related to the Company’s outstanding stock options were excluded from the computation of diluted loss per share for the years ended December 31, 2003, 2002, and 2001, respectively, as inclusion of these shares would have been antidilutive.

Comprehensive Loss

      The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting and display of comprehensive income and its components. Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the Company, comprehensive loss represents net losses and the deferred gains on derivative instruments. In accordance with SFAS No. 130, the Company has chosen to disclose comprehensive loss in the accompanying consolidated statement of shareholders’ (deficit) equity.

Business and Credit Concentrations

      RCC operates in one business segment, the operation of wireless communication systems in the United States. During 2003 and 2002, AT&T Wireless (“AWE”) accounted for 10.0% and 10.1% of our total revenue, respectively. During 2001, no single customer accounted for more than 10% of our total revenue.

Impairment of Long-lived Assets

      The Company reviews long-lived assets, consisting primarily of property, plant and equipment and intangible assets with finite lives, for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In analyzing potential impairment, we use projections of future cash flows from the assets. These projections are based on our views of growth rates for the related business and anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. The Company believes that its estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. If changes in growth rates, future economic conditions or discount rates and estimates of terminal values were to occur, long-lived assets may become impaired. Associated with the property exchange with AWE), the Company recorded a noncash loss on assets held for sale of $42.2 million (included in operating expenses) in 2003. This charge may require adjustment in future periods if the estimated fair value changes before the assets are transferred at closing.

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

Reclassifications

      Certain reclassifications have been made to prior year’s consolidated financial statements in order to conform to the 2003 presentation. Such reclassifications had no effect on total shareholders’ deficit, net loss applicable to common shares or net loss per share as previously reported.

RURAL CELLULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The statement of operations for prior periods presented has been reclassified to reflect billings to our customers for the USF and other regulatory fees as “Service revenue” and the related payments into the associated regulatory funds as “Selling, general and administrative expense.” Operating income for all prior periods has been unaffected. The amounts reclassified for 2002 and 2001 were $4.9 million and $4.5 million, respectively.

Recently Issued Accounting Pronouncements

Asset Retirement Obligations

      The Company has adopted SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”), effective January 1, 2003. This statement relates to the costs of closing facilities and removing assets. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation (“ARO”) in the period it is incurred if a reasonable estimate of fair value can be made. This cost is initially capitalized and amortized over the remaining life of the underlying asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss. For RCC, an ARO includes contractual obligations for costs associated with removing component equipment from cell sites that reside upon leased property. The adoption of SFAS No. 143 did not result in a significant impact to our operating results for the year ended December 31, 2003.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument with certain defined characteristics as a liability (or an asset in some circumstances). The requirements of this statement apply to an issuer’s classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS No. 150 on July 1, 2003.

      Carrying values on the 11 3/8% Senior Exchangeable and 12 1/4% Junior Exchangeable Preferred securities, as a result of adopting SFAS No. 150, were reclassified into Long-Term Liabilities (see Note 5). The dividend expense related to these instruments, which was previously reported as a component of “Preferred Stock Dividend” in our statements of operations, is now classified as interest expense within “Interest Expense.” For the six months ended December 31, 2003, dividends on these instruments were $28.0 million. Accrued dividends payable of $3.4 million as of December 31, 2003 are included in “Accrued Interest.” In addition, $7.3 million of unamortized stock issuance costs related to these instruments was reclassified to “Deferred Debt Issuance Costs” upon adoption. SFAS No. 150 does not permit reclassification of prior year amounts to conform to the current year presentation. Based on SFAS No. 150 guidelines, our Class M and Class T Preferred Stock do not meet the characteristics of a liability and will continue to be presented between liabilities and equity on our balance sheet.

Accounting Guidance on Derivative Instruments and Hedging Activities

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”), which amends and clarifies the accounting guidance on derivative instruments and hedging activities that fall within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 also amends certain other existing pronouncements to provide more uniform reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective for us on a prospective basis for

RURAL CELLULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

contracts entered into or modified and for hedging relationships designated for fiscal periods beginning after September 30, 2003. SFAS No. 149 had no impact on our results of operations, financial position, or cash flows upon adoption.

Accounting for Stock-Based Compensation

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123 (“SFAS No. 123”). SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for employee stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in annual and interim financial statements about the method of accounting used by an issuer for stock-based compensation and its effect on the issuer’s reported results (see Note 3).

Accounting for Extinguishment of Debt

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, (“SFAS No. 145.”) SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. We adopted SFAS No. 145 effective January 1, 2003. Accordingly, our financial statements have been revised to reflect the reclassification requirements of SFAS No. 145, requiring us to present losses on extinguishment of debt within interest expense. We have recorded within interest expense $6.1 and $3.4 million in debt extinguishments in 2003 and 2002, respectively.

Accounting for Revenue Arrangements with Multiple Deliverables

      In November 2002, EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”) was issued. EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables are required to be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration is to be allocated among the separate units of accounting based on their relative fair values. EITF 00-21 is applicable to agreements entered into in quarters beginning after June 15, 2003. The Company has determined that the sale of wireless services through the Company’s direct sales channels with an accompanying handset constitutes a revenue arrangement with multiple deliverables. Upon adoption of EITF 00-21, direct sales channel activation fees are now included in equipment revenue rather than service revenue in the consolidated statement of operations to the extent that the aggregate activation fee and handset proceeds received from a subscriber do not exceed the fair value of the handset sold. The Company adopted this new pronouncement effective July 1, 2003 on a prospective basis, which did not have a material impact on the Company’s financial position, results of operations or cash flows.

Consolidation of Variable Interest Entities

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires an investor with a majority of the variable interests in a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the end of the first interim or annual period ending after March 15, 2004. The provisions of FIN 46 were

RURAL CELLULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. The Company has reviewed its investments and other arrangements and determined that none of its investee companies are VIEs. The Company has not invested in any new VIEs created after January 31, 2003.

5.	Long-term Liabilities:

      The Company had the following long-term liabilities outstanding as of December 31 (in thousands):

	2003	2002

Credit agreement:
Revolver	$—	$16,142
Term Loan A (terminates 04/03/2008)	226,583	316,540
Term Loan B (terminates 10/03/2008)	124,656	185,223
Term Loan C (terminates 04/03/2009)	124,656	185,223
Term Loan D (terminates 10/03/2009)	22,634	54,766

	498,529	757,894
9 7/8% senior notes	325,000	—
9 3/4% senior subordinated notes	300,000	300,000
9 5/8% senior subordinated notes	125,000	125,000
Derivative financial instruments	6,109	12,158
11 3/8% senior exchangeable preferred stock	254,676	—
Accrued long-term dividends on 11 3/8% senior exchangeable preferred stock	18,521	—
12 1/4% junior exchangeable preferred stock	219,911	—
Deferred tax liability	15,651	15,651
Other	1,470	323

Long-term liabilities	$1,764,867	$1,211,026

      Credit Agreement — Advances under the credit agreement bear interest at the London Interbank Offering Rate (“LIBOR”) plus an applicable margin based on our ratio of indebtedness to annualized operating cash flow as of the end of the most recently completed fiscal quarter. As of December 31, 2003, the effective rate of interest on the credit agreement, excluding the impact of hedge agreements, was 4.39%. A commitment fee not to exceed 0.50% on the unused portion of the credit agreement is payable quarterly. Borrowings under the credit agreement are secured by a pledge of substantially all the assets of RCC, excluding our 70% ownership in Wireless Alliance, LLC. At December 31, 2003, we had $60.0 million in unused capacity under the revolver. Future availability under the revolver will be determined quarterly based on our leverage ratios as described in the credit agreement, as amended.

      The credit agreement is subject to various covenants, including the ratio of senior indebtedness to annualized operating cash flow, the ratio of total indebtedness to annualized operating cash flow, and the ratio of annualized operating cash flow to interest expense. Mandatory commitment reductions are required upon any material sale of assets (see Note 14). We were in compliance with all financial covenants at December 31, 2003.

      In August 2003, January 2002, and March 2001, RCC obtained amendments of certain financial covenants in the credit agreement and waivers of certain non-financial covenants.

RURAL CELLULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      9 7/8% Senior Notes — In August 2003, RCC completed the placement of $325 million principal amount of 9 7/8% senior notes due 2010. Interest is payable on February 1 and August 1 of each year, beginning on February 1, 2004. The notes will mature on February 1, 2010. RCC may redeem all or part of the notes on or after August 1, 2007. Prior to August 1, 2006, the Company may redeem up to 35% of the aggregate principal amount of the notes issued under the indenture with the net cash proceeds of certain equity offerings.

      9 3/4% Senior Subordinated Notes — In 2002, RCC issued $300 million principal amount of 9 3/4% senior subordinated notes due 2010. Interest on the 9 3/4% senior subordinated notes is payable semi-annually on January 15 and July 15. The 9 3/4% senior subordinated notes will mature on January 15, 2010, and are redeemable, in whole or in part, at the option of RCC, at any time on or after January 16, 2006.

      9 5/8% Senior Subordinated Notes — In 1998, RCC issued $125 million principal amount of 9 5/8% senior subordinated notes due 2008. Interest on the senior subordinated notes is payable semi-annually on May 15 and November 15. The senior subordinated notes will mature on May 15, 2008, and are redeemable, in whole or in part, at our option, at any time on or after May 15, 2003.

      11 3/8% Senior Exchangeable Preferred Stock — Dividends on the senior exchangeable preferred stock are cumulative, are payable quarterly, and on or before May 15, 2003, were payable at our option either in cash or by the issuance of additional shares of senior exchangeable preferred stock having an aggregate liquidation preference equal to the amount of such dividends. RCC accrues the undeclared dividends by increasing the carrying amount of the preferred stock, since the dividends are payable in cash under the mandatory redemption feature. At December 31, 2003, it had accrued an $18.5 million undeclared dividend liability with respect to its senior exchangeable preferred stock, which will be payable at the senior preferred mandatory redemption date, if not sooner declared and paid. The Company did not declare or pay the cash dividends due in cash in August or November 2003 or February 2004.

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

      The senior and junior exchangeable preferred stock are non-voting, except as otherwise required by law and as provided in their respective Certificates of Designation. Each Certificate of Designation provides that at any time dividends on the outstanding exchangeable preferred stock are in arrears and unpaid for six or more quarterly dividend periods (whether or not consecutive), the holders of a majority of the outstanding shares of the affected exchangeable preferred stock, voting as a class, will be entitled to elect the lesser of two directors or that number of directors constituting 25% of the members of the Company’s Board of Directors. The voting rights will continue until such time as all dividends in arrears on the exchangeable preferred stock are paid in full (and in the case of dividends payable on the senior exchangeable preferred stock after May 15, 2003, or in the case of dividends payable on the junior exchangeable preferred stock after February 15, 2005, are paid in cash), at which time the terms of any directors elected pursuant to such voting rights will terminate. Voting rights may also be triggered by other events described in the Certificates of Designation.

RURAL CELLULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Current portion of long-term debt — The current portion of our long-term debt included the following as of December 31 (in thousands):

	As of

	2003	2002

Current portion of Credit Agreement(1)
Term Loan A (terminates 04/03/2008)	$12,360	$32,745
Term Loan B (terminates 10/03/2008)	6,800	1,400
Term Loan C (terminates 04/03/2009)	6,800	1,400
Term Loan D (terminates 10/03/2009)	1,234	414

	27,194	35,959
Financial Instruments
Swaption(2)	—	30,072
Other financial instruments	—	6,326
Purchase option agreement (3)	—	6,500
Other	68	190

Total	$27,262	$79,047

(1)	In August 2003, the Company negotiated an amendment under its credit agreement, which included the amendment of mandatory amortization until June 2005. In addition to the scheduled mandatory amortization reductions, the Company is required to reduce the amount of commitment available under the credit agreement on each March 31, beginning on March 31, 2004, by an amount equal to 50% of its Excess Cash Flow, as defined in the credit agreement, for the immediately preceding fiscal year or portion thereof. The current portion of the amount outstanding under the credit agreement does not include the permanent reduction of $12.9 million, which was paid by RCC from cash received as part of the property exchange with AWE.

(2)	The counterparty exercised the optional early termination provision of the Swaption, requiring RCC to pay the counterparty the negative fair market value of the swaption on May 15, 2003 of $34.2 million.

(3)	In conjunction with an acquisition, we entered into a purchase option to acquire certain cell sites in the future for $6.5 million. We exercised the option on February 28, 2003. At December 31, 2002, the option was included in current liabilities. We assumed an agreement to utilize the assets covered by the option for the period prior to exercising the option.

      Future maturities — The following table summarizes the Company’s future maturities of debt as of December 31, 2003 (in thousands).

		9 3/8% Senior	9 3/4% Senior
		Subordinated	Subordinated	9 7/8% Senior
	Credit	Notes(2)	Notes	Notes(3)
	Agreement	(due 5/15/2008)	(due 1/15/2010)	(due 2/1/2010)	Total

2004	$27,194 (1)	$—	$—	$—	$27,194
2005	46,837	—	—	—	46,837
2006	82,955	—	—	—	82,955
2007	87,321	—	—	—	87,321
2008	221,260	125,000	—	—	346,260
Thereafter	60,156	—	300,000	325,000	685,156

Total	$525,723	$125,000	$300,000	$325,000	$1,275,723

RURAL CELLULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)	The 2004 credit agreement amortization includes the Company’s obligation under the excess cash flow requirement of $27.2 million and does not include the permanent reduction of $12.9 million, paid from proceeds received as part of the property exchange with AWE.

(2)	The amended credit agreement requires that the 9 5/8% senior subordinated notes due 2008 must be refinanced or extended beyond January 1, 2010, on or before November 15, 2007, or an event of default will occur.

(3)	The amended credit agreement requires that the 9 7/8% senior notes must be refinanced or extended beyond March 31, 2010, on or before July 31, 2009, or an event of default will occur.

6.	Financial Instruments:

      The Company recognizes all derivatives as either assets or liabilities in the consolidated balance sheets and measures those instruments at fair value. The Company currently uses interest rate swaps to manage its interest rate exposure on its credit agreement. Changes in the fair values of those derivative instruments will be recorded to earnings as “Interest Expense” or other comprehensive income depending on the use of the derivative instrument and whether it qualifies for hedge accounting.

      The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. The Company also assesses, both at inception and on an on-going basis, whether the derivatives that are used in hedging transactions are effective. Should it be determined that a derivative is not effective as a hedge, the Company would discontinue the hedge accounting prospectively. As of December 31, 2003, none of the Company’s derivatives was designated as a hedge for accounting purposes.

      For the years ended December 31, 2003, 2002 and 2001, the Company recorded a non-operating gain of $3.5 million and non-operating charges of $13.5 million and $14.8 million, respectively, related to the net impact of the change in market value of its financial instruments, the amortization of gains and losses from other comprehensive income, and proceeds received upon the termination of certain derivatives.

RURAL CELLULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      RCC’s financial instruments’ notional and estimated fair values and carrying amounts are set forth in the table below as of December 31. Fair values are based on quoted market prices, if available.

				Estimated Fair Market
		Carrying Value		Value

	Notional	December 31,	December 31,	December 31,	December 31,
	Amount	2003	2002	2003	2002

	(Dollars in thousands)
Financial assets(1)
Interest rate flooridors:
Fleet Bank (terminated May 12, 2003)	$—	$—	$631	$—	$631

Total financial assets	$—	$—	$631	$—	$631

Financial liabilities(1)
Credit Agreement	$—	$525,723	$793,853	$524,201	$689,064
9 7/8% senior notes	—	325,000	—	344,297	—
9 5/8% senior subordinated notes	—	125,000	125,000	121,172	81,250
9 3/4% senior subordinated notes	—	300,000	300,000	288,938	195,000
11 3/8% senior exchangeable preferred stock	—	254,676	240,882	210,159	57,812
12 1/4% junior exchangeable preferred stock	—	219,911	195,035	150,639	42,908
Class M convertible preferred stock(2)	—	147,981	136,712	147,981	136,712
Class T convertible preferred stock(2)	—	8,671	8,370	8,671	8,370

	—	1,906,962	1,799,852	1,796,058	1,211,116
Derivative financial instruments
Interest rate swap agreements(3):
TD Securities (terminates May 16, 2005)	84,000	5,666	9,010	5,666	9,010
PNC Bank (terminated May 16, 2003)	—	—	975	—	975
Fleet Bank (terminates March 7, 2006)	200,000	443	—	443	—
Reverse swap agreements:
Fleet Bank (terminated June 2, 2003)	—	—	1,832	—	1,832
Dresdner Bank (terminated June 2, 2003)	—	—	1,316	—	1,316
Interest rate collar agreements:
PNC Bank (terminated May 25, 2003)	—	—	966	—	966
Union Bank (terminated June 5, 2003)	—	—	1,622	—	1,622
PNC Bank (terminated June 6, 2003)	—	—	1,827	—	1,827
Union Bank (terminated June 5, 2003)	—	—	936	—	936
Swaption(4):
TD Securities (terminated May 15, 2003)	—	—	30,072	—	30,072

	284,000	6,109	48,556	6,109	48,556
Other long-term liabilities	—	19,991	323	19,991	323

Total financial liabilities	$284,000	$1,933,062	$1,848,731	$1,822,158	$1,259,995

(1)	The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, advance billing and customer deposits and other current liabilities are reasonable estimates of their fair value due to the short-term nature of these instruments.

RURAL CELLULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	These financial instruments are not actively traded and, therefore, the estimated fair market value is stated at the carrying value.

(3)	Recorded on the Company’s balance sheet at fair value, with related changes in fair value included in the statement of operations, and not accounted for as a hedge under SFAS No. 133.

(4)	The Company issued $125 million in subordinated debt in May 1998 that matures in May 2008. The $8.7 million value of an embedded call option within the subordinated debt was monetized in March 2001, resulting in a swaption. The swaption does not qualify for hedge accounting treatment under SFAS No. 133 and, as such, is recorded in the balance sheet at fair value with related changes in fair value included in the statement of operations. On May 15, 2003, the counterparty exercised its option to terminate the swaption, and the Company paid the counterparty $34.2 million, the fair market value at May 15, 2003.

7.	Redeemable Preferred Stock:

      The Company has issued the following preferred stock with liquidation preferences of $1,000 per share:

				Other		Accrued
			Conversion	Features,	Number	Dividends at
	Mandatory	Dividend	Price to	Rights,	of Shares	December 31,
	Redemption	Rate per	Common	Preferences	Originally	2003	Total
	Date	Annum	Stock	and Powers	Issued	(In thousands)	(In thousands)

Class M Voting Convertible Preferred Stock	April 2012	8.000%	$53.000	Voting	110,000	37,981	147,981
Class T Convertible Preferred Stock	April 2020	4.000%	$50.631	Non-Voting	7,541	1,130	8,671

Total					117,541	39,111	156,652

      Preferred security balance sheet reconciliation (in thousands):

As of
December 31, 2003

Preferred securities originally issued	$117,541
Accrued dividends	39,111
Unamortized issuance costs	(3,271)

$153,381

      Dividends on the Class M convertible preferred stock are compounded quarterly, accrue at 8% per annum, and are payable upon redemption or upon liquidation of RCC. The Class M convertible preferred stock is convertible into the Company’s Class A common stock at $53.00 per share subject to certain adjustments. Dividends are not payable if the shares are converted. The holders of the Class M convertible preferred stock are entitled to vote on all matters submitted to the holders of the common stock on an as-converted basis.

      In order to comply with the FCC rules regarding cross-ownership of cellular licensees within a given market, the Company issued 7,541 shares of Class T convertible preferred stock with a liquidation preference of $1,000 per share to Telephone & Data Systems, Inc. (“TDS”) on March 31, 2000 in exchange for 43,000 shares of Class A common stock and 105,940 shares of Class B common stock owned by TDS. TDS or RCC can convert the convertible preferred stock into the original number of shares of Class A or Class B common stock in the future if ownership by TDS of the common stock would then be permissible under FCC rules. Dividends on the Class T convertible preferred stock are cumulative, have a fixed coupon rate of 4% per annum, and are payable in April 2020. Dividends are not payable if the shares are converted. Shares of Class T

RURAL CELLULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

convertible preferred stock are non-voting, except as otherwise required by law and as provided in the Certificate of Designation.

      The Class T convertible preferred stock is senior to the junior exchangeable preferred stock, Class M convertible preferred stock and common stock of RCC with respect to dividend rights and rights on liquidation, winding-up and dissolution of RCC. The Class M convertible preferred stock is senior to the Company’s common stock with respect to dividend rights and rights on liquidation, winding-up and dissolution of RCC.

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

      RCC has shareholder rights plans for its Class A common stock and Class B common stock. The rights plans give each holder of Class A common stock the right to purchase 1/100th of a newly authorized preferred share that is essentially equivalent to one share of Class A common stock and each holder of Class B common stock the right to purchase 1/100th of a newly authorized preferred share, essentially equivalent to one share of Class B common stock. The exercise price for both the Class A rights and the Class B rights is $120 per right.

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

RURAL CELLULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Income Taxes:

      The Company incurred losses for the years ended December 31, 2003, 2002, and 2001, respectively, and recorded no provision for income taxes.

      The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense recorded in the consolidated financial statements was as follows:

	Year Ended December 31,

	2003	2002	2001

Tax at statutory rate	(35.0)%	(35.0)%	(35.0)%
State taxes	(3.0)	(3.0)	(3.0)
Nondeductible item — amortization	2.0	—	5.0
Adjustment for valuation allowance	36.0	38.0	33.0

	0.0%	0.0%	0.0%

      The income tax effect of the items that create deferred income tax assets and liabilities are as follows (in thousands):

	December 31,

	2003	2002

Deferred income tax assets:
Operating loss carryforwards	$124,256	$93,040
Tax credit carryforwards		—
Temporary differences:
Allowance for doubtful accounts	1,267	1,036
Derivatives	1,257	18,212
Intangible assets	36,377	52,946
Other	5,191	2,317
Valuation allowance	(156,275)	(158,245)

Total deferred income tax assets	12,073	9,306
Deferred income tax liabilities:
Depreciation	(26,086)	(23,312)
Intangible assets	—	—
Other	(1,638)	(1,645)

Net deferred income tax liability	$(15,651)	$(15,651)

      As of December 31, 2003, the Company had tax operating loss carryforwards of approximately $327 million available to offset future income tax liabilities. These carryforwards expire in the years 2007 through 2023. Internal Revenue Code Section 382 contains provisions that limit the availability and timing of usage of net operating loss carryforwards in the event of certain changes in the ownership of the Company’s common stock.

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

RURAL CELLULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

strategies in making this assessment. Based upon the assessment, management has established a valuation allowance for net deferred income tax assets currently not expected to be realized.

10.	Commitments, Contingencies, and Related Party Transactions:

Employment Agreements

      The Company has employment agreements with certain executive officers with terms of three years. These agreements provide for payment of amounts up to three times their annual compensation if there is a termination of their employment as a result of a change in control of the Company, as defined in the agreements. The maximum contingent liability under these agreements was $7.5 million at December 31, 2003.

Related Party Transactions

      During 2003, 2002, and 2001 the Company paid $723,058, $876,023, and $902,986, respectively, related to certain operating leases with an affiliate of a shareholder. In addition, during 2003, 2002, and 2001, the Company paid $492,224, $566,610, and $478,442 to affiliates of certain shareholders for services.

Legal and Regulatory Matters

      Securities Claims. The Company and certain of its officers and directors have been named as defendants in the following action:

In re Rural Cellular Corporation Securities Litigation, Civil Action No.: 02-4893 PAM/ RLE, U.S. District Court for the District of Minnesota.

      Between December 24, 2002 and February 14, 2003, four securities class actions were commenced against the Company and three of its executive officers. On April 4, 2003, the court consolidated the four actions into the single action identified above and appointed two lead plaintiffs. The lead plaintiffs originally sought to represent a class consisting of all persons (except defendants) who purchased the Company’s common stock in the market during the time period commencing in either May 2001 or on January 6, 2002, and continuing through November 12, 2002.

      The Company received a consolidated amended complaint on July 3, 2003. The consolidated amended complaint added as defendants four directors who were members of the Company’s audit committee during the class period and Arthur Andersen LLP, the Company’s former independent auditors. The lead plaintiffs sought to represent a class consisting of all persons (except defendants and members of their families and entities in which they held interests) who purchased or otherwise obligated themselves to purchase the Company’s publicly traded equity and debt securities between May 7, 2001 and November 12, 2002. The lead plaintiffs alleged that Company’s publicly-announced financial results were false and misleading and that the Company made false and misleading statements about its operating performance and financial condition. The lead plaintiffs further alleged that, as a result, the market price of the Company’s securities was artificially inflated during the class period and investors were deceived into buying the Company’s securities at artificially inflated prices. The lead plaintiffs alleged that defendants were liable under Sections 10(b) and 20(a) of the

RURAL CELLULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securities Exchange Act of 1934. The lead plaintiffs sought compensatory damages in an unspecified amount, plus their attorneys’ fees and costs.

      On September 2, 2003, the Company served a motion to dismiss the consolidated amended complaint as against RCC and the defendant directors, on the grounds that it failed to plead fraud with the particularity required by Rule 9(b) of the Federal Rules of Civil Procedure and the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4, and failed to state a claim upon which relief may be granted. Arthur Andersen LLP also filed a motion to dismiss.

      By Memorandum and Order filed on January 12, 2004, the court dismissed the consolidated amended complaint without prejudice. The court held that the lead plaintiffs had failed to plead specific facts showing that the defendants knew facts, or had access to information, suggesting that RCC’s financial statements were materially false when they originally were issued. The court allowed the lead plaintiffs to file a further amended complaint within 30 days to attempt to correct the deficiencies in their pleading.

      On February 9, 2004, the lead plaintiffs filed a second consolidated amended complaint. The second consolidated amended complaint alleges essentially the same claims against the same defendants for the same alleged class periods, but includes some additional factual allegations. RCC and the defendant directors intend to move for dismissal of the second consolidated amended complaint with prejudice. A hearing date has been scheduled for April 22, 2004.

      The individual defendants have requested that the Company indemnify them and advance the costs of their defense in connection with this action. RCC’s board of directors authorized advancing the costs of defense to the executive officers and directors named as defendants in the initial complaints, and appointed a committee of certain non-party directors, as required by Minnesota statute, to consider the request of the directors added as defendants in the consolidated amended complaint. The committee authorized advancing the costs of defense to the four directors who were added as defendants.

      The Company and the officer and director defendants are beneficiaries of liability insurance, which includes coverage for securities claims, subject to certain exclusions. RCC has tendered these claims to the carriers. The primary carrier has responded by raising certain issues with regard to coverage, which have not been resolved.

      Since this action is currently at a very early stage, the Company is unable to determine the potential effects of this action. It is possible that if this action is determined in a manner that is adverse to us, it could result in a material and adverse effect on the Company’s financial condition and results of operations, to the extent that any potential liability is not covered by the Company’s litigation insurance.

      Derivative Action. The following is a purported derivative action brought against all of the Company’s directors and against the Company, as a nominal defendant:

Hiene Junge v. Richard P. Ekstrand, Wesley E. Schultz, Ann K. Newhall, Jeffrey S. Gilbert, Marvin C. Nicolai, George M. Revering, Don C. Swenson, George W. Wikstrom, Paul J. Finnegan, and John Hunt; and Rural Cellular Corporation as nominal defendant, commenced on or about February 20, 2003 in Douglas County District Court, Alexandria, Minnesota.

      The plaintiff is one of RCC’s shareholders and claims to bring suit on behalf of RCC. No pre-lawsuit demand to investigate the allegations or bring the action was made on the board of directors. The plaintiff alleges that the directors breached their fiduciary duties to the Company’s shareholders, or abused their control, or grossly mismanaged, or wasted corporate assets, by allowing or causing RCC to improperly account for certain transactions in the Company’s financial statements during the time period from May 2001 through November 12, 2002. The plaintiff further alleges that the improper accounting eventually led to the commencement of federal securities class actions (described above) against us, which allegedly will cause us

RURAL CELLULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to expend significant sums of money. The plaintiff seeks compensatory damages against the directors in an unspecified amount, plus his attorneys’ fees and costs.

      The plaintiff granted the defendants an indefinite extension of time to answer his complaint. Later in 2003, the plaintiff attempted to take discovery. On January 9, 2004, the Company and the director defendants served a motion to dismiss the complaint, and a motion to stay all discovery until the motion to dismiss has been decided. The grounds for the motion to dismiss are that the plaintiff failed to make pre-suit demand, that the complaint fails to plead fraud with sufficient particularity, that the alleged claims are not ripe for adjudication, and that RCC’s Amended Articles of Incorporation limit the personal liability of the director defendants and bar claims like those being asserted against them in this action. Both motions currently are being briefed. Both motions are scheduled to be heard on April 2, 2004.

      The defendant directors have requested that the Company indemnify them and advance the costs of defense in connection with the derivative action. The Company’s board of directors appointed a special counsel, as required by Minnesota statute, who considered this request and determined that the defendant directors are entitled to advance of costs of defense.

      The Company and the defendant directors are named or defined as insureds under insurance policies that include coverage for certain shareholders’ derivative claims, subject to certain exclusions. This matter has been tendered to the insurers. Although the response from the primary carrier regarding the class action does not specifically address coverage of this claim, the same issues could be raised to dispute coverage of this matter.

      Since this action is currently at a very early stage, the Company is unable to determine the potential effects of this action. It is possible that if this action is determined in a manner that is adverse to the Company, it could result in a material and adverse effect on the Company’s financial condition and results of operations, to the extent that any potential liability is not covered by the Company’s litigation insurance.

      Other Claims. The Company is involved from time to time in other routine legal matters and other claims incidental to its business. The Company believes that the resolution of such routine matters and other incidental claims, taking into account established reserves and insurance, will not have a material adverse impact on its consolidated financial position or results of operations.

      Regulatory Matters. The Company is subject to various regulatory requirements associated with its networks in the normal course of business related to E911, CALEA, and WNP. The Company currently does not meet all of the requirements imposed by regulatory agencies. In some cases, the Company has received a waiver from such requirements or is in the process of applying for a waiver. However, management does not believe such non-compliance will have a material adverse effect on the Company, although the ultimate outcome of these matters cannot be determined based on available information.

Leases

      The Company leases office space, cellular towers (including land leases on which the Company’s owned towers reside), and real estate under noncancelable operating leases. These leases typically include renewal

RURAL CELLULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

options and escalation clauses. Future minimum payments under these leases as of December 31, 2003 are as follows (in thousands):

Year	Amount

2004	$8,957
2005	7,012
2006	5,115
2007	3,685
2008	2,063
Thereafter	3,925

Total	$30,757

      Under the terms of the lease agreements, the Company also is responsible for certain operating expenses and taxes. Total rent expense of $10.6 million, $9.7 million, and $8.3 million was charged to operations for the years ended December 31, 2003, 2002, and 2001, respectively.

Purchase Commitments

      The Company has made commitments to its roaming partners and to equipment vendors to substantially complete its next generation networks by the end of 2005. Including the cost of the anticipated overlays, total capital expenditures for 2004 through 2005 are expected to range from $140 million to $180 million.

      In 2003, the Company entered into a five-year $57.0 million purchase commitment with a vendor to install GSM/ GPRS network equipment and CDMA2000 network equipment, under which, through December 31, 2003, the Company had incurred $5.1 million in equipment purchases.

Off-Balance Sheet Financings and Liabilities

      The Company does not have any off-balance sheet financing arrangements or liabilities. The Company does not have any majority-owned subsidiaries or any interests in, or relationships with, any material special-purpose entities that are not included in the consolidated financial statements.

11.	Defined Contribution Plan:

      The Company has a defined contribution savings and profit-sharing plan for employees who meet certain age and service requirements. Under the savings portion of the plan, employees may elect to contribute a percentage of their salaries to the plan, with the Company contributing a matching percentage of the employees’ contributions. Under the profit-sharing portion of the plan, the Company contributes a percentage of employees’ salaries. Contributions charged to operations for the years ended December 31, 2003, 2002 and 2001 were $599,000, $570,000, and $728,000, respectively. The percentages the Company matches under the savings portion of the plan and contributes under the profit-sharing portion of the plan are determined annually by the Company’s Board of Directors.

RURAL CELLULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Supplemental Cash Flow Information (in thousands):

	Years Ended December 31,

	2003	2002	2001

Cash paid for:
Interest, net of amounts capitalized	$86,801	$86,775	$116,961
Noncash financing transactions:
Preferred stock dividends	$38,877	$60,556	$54,545

13.	Quarterly Results of Operations (Unaudited):

      Certain unaudited quarterly results for 2003 and 2002 are set forth below (in thousands, except per share data):

	2003 Quarter Ended				2002 Quarter Ended

	March	June	September	December	March	June	September	December

Revenue:
Service	$80,923	$90,904	$92,530	$90,681	$75,497	$80,473	$83,224	$80,739
Roaming	29,062	31,789	37,598	33,447	26,162	33,855	35,400	27,286
Equipment	3,876	4,427	6,462	5,690	3,279	4,564	7,098	5,501

Total Revenue	$113,861	$127,120	$136,590	$129,818	$104,938	$118,892	$125,722	$113,526
Operating income	$31,101	$41,232	$7,005	$43,912	$31,425	$38,178	$38,627	$26,782
Net income (loss) before cumulative change in accounting principle	$5,708	$16,991	$(38,121)	$4,217	$(707)	$11,303	$10,236	$330
Net income (loss)	$5,708	$16,991	$(38,121)	$4,217	$(417,771)	$11,303	$10,236	$330
Net income (loss) applicable to common shares	$(10,465)	$382	$(41,140)	$1,141	$(432,312)	$(3,629)	$(5,098)	$(15,419)
Net income (loss) per share applicable to common shares before cumulative change in accounting principle	$(0.87)	$0.03	$(3.41)	$0.09	$(1.28)	$(0.30)	$(0.43)	$(1.29)
Net income (loss) per basic and diluted share	$(0.87)	$0.03	$(3.41)	$0.09	$(36.27)	$(0.30)	$(0.43)	$(1.29)

14.	Assets and Liabilities of Operations Held for Sale

      On October 14, 2003, the Company announced that it had entered into a definitive agreement with AWE to exchange wireless properties. This transaction closed on March 1, 2004. Under the agreement, the Company transferred to AWE its operations in Oregon RSA 4, covering 226,000 POPs and including 37 cell sites and approximately 35,000 customers as of December 31, 2003. RCC received from AWE operations in Alabama and Mississippi covering 732,000 total POPs and 545,000 incremental POPs and including 96 cell sites and approximately 16,000 customers as of December 31, 2003. In addition, RCC received from AWE unbuilt PCS licenses covering portions of RCC’s South, Midwest, and Northwest regions that incorporate 2.4 million total POPs and 1.3 million incremental POPs. RCC also received $12.9 million in cash, which will be used to pay amounts outstanding under the Company’s credit agreement.

      The acquisition of licenses in the exchange will be accounted for as a purchase by the Company and the transfer of the properties by the Company to AWE will be accounted for as a sale. The Company’s consolidated balance sheet as of December 31, 2003 reflects the assets and liabilities to be transferred as assets

RURAL CELLULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and liabilities of operations held for sale in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The results of operations of the markets to be transferred are included in continuing operations. In connection with this transaction, RCC recorded a loss on assets held for sale of $42.2 million (included in operating expenses). This charge may require adjustment in future periods if the estimated fair value changes before the assets are transferred at closing.

      Assets and liabilities relating to operations held for sale (after giving effect to the loss on assets held for sale) are summarized as follows (in thousands):

December 31,
2003

CURRENT ASSETS:
Cash and cash equivalents	$2
Accounts receivable, less allowance for doubtful accounts of $146	2,983
Inventories	169
Other current assets	35

Total current assets held for sale	$3,189

PROPERTY AND EQUIPMENT, less accumulated depreciation of $5,457	$6,550
LICENSES AND OTHER ASSETS:
Licenses, net	34,175
Goodwill, net	4,940
Customer lists, net	4,488

Total licenses and other assets	43,603

Total non current assets held for sale	$50,153

ASSETS OF OPERATIONS HELD FOR SALE	$53,342

CURRENT LIABILITIES:
Accounts payable	$503
Advance billings and customer deposits	139
Property taxes	114

LIABILITIES OF OPERATIONS HELD FOR SALE	$756

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts:

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Balance, at beginning of year	$3,096	$4,016	$2,385
Additions charged to income	12,784	10,809	16,291
Write-offs	(12,547)	(11,729)	(14,660)

Balance, at end of year	$3,333	$3,096	$4,016

EXHIBIT INDEX

Number		Description

3	.1(a)	Articles of Incorporation	(1)
3	.1(b)	Amendment to Articles of Incorporation, effective March 24, 2000	(1)
3	.2(a)	Amended and Restated Bylaws	(1)
3	.2(b)	Amendment to Amended and Restated Bylaws, effective March 22, 2000	(1)
4.1		Indenture dated May 14, 1998 between Rural Cellular Corporation, as Issuer, and Norwest Bank Minnesota, N.A., as Trustee, with respect to the 9 5/8% Senior Subordinated Notes Due 2008, including form of the 9 5/8% Senior Subordinated Notes Due 2008	(2)
4.2		Indenture dated January 16, 2002 between Rural Cellular Corporation, as Issuer, and Wells Fargo Bank Minnesota, N.A., as Trustee, with respect to the 9 3/4% Senior Subordinated Notes Due 2010, including form of the 9 3/4% Senior Subordinated Notes Due 2010	(2)
4.3		Certificate of Designation of 11 3/8% Senior Exchangeable Preferred Stock	(3)
4.4		Certificate of Designation of 12 1/4% Junior Exchangeable Preferred Stock	(1)
4	.5(a)	Class A Share Rights Agreement dated April 30, 1999	(4)
4	.5(b)	Amendment to the Class A Rights Agreement dated March 31, 2000	(5)
4	.6(a)	Recapitalization Agreement dated October 31, 1999 by and between Rural Cellular Corporation and Telephone and Data Systems, Inc.	(6)
4	.6(b)	First Amendment to Recapitalization Agreement dated December 6, 1999 by and between Rural Cellular Corporation and Telephone and Data Systems, Inc.	(6)
4	.6(c)	Second Amendment to Recapitalization Agreement dated March 31, 2000 by and between Rural Cellular Corporation and Telephone and Data Systems, Inc.	(6)
4	.6(d)	Registration Rights Agreement dated March 31, 2000 by and between Rural Cellular Corporation and Telephone and Data Systems, Inc.	(6)
4	.6(e)	Certificate of Designation of Voting Power, Preferences and Relative Participating, Optional and Other Special Rights, Qualifications, and Restrictions of Class T Convertible Preferred Stock of Rural Cellular Corporation	(6)
4	.7(a)	Preferred Stock Purchase Agreement dated April 3, 2000 among Rural Cellular Corporation, Madison Dearborn Capital Partners III, L.P., Madison Dearborn Special Equity III, L.P., Special Advisors Fund I, LLC, Boston Ventures Limited Partnership V and Toronto Dominion Investments, Inc. (collectively “Class M Investors”)	(6)
4	.7(b)	Certificate of Designation of Voting Power, Preferences and Relative Participating, Optional and Other Special Rights, Qualifications and Restrictions of Class M Redeemable Voting Convertible Preferred Stock of Rural Cellular Corporation	(6)
4	.7(c)	Registration Rights Agreement dated April 3, 2000 among Rural Cellular Corporation and Class M Investors	(6)
4.8		Indenture dated August 1, 2003 between Rural Cellular Corporation, as Issuer, and U.S. Bank National Association., as Trustee, with respect to the 9 7/8% Senior Notes Due 2010, including form of the 9 7/8% Senior Notes Due 2008	(7)
10	.1(a)	Third Amended and Restated Loan Agreement dated June 29, 2000 among Rural Cellular Corporation and certain financial institutions and Toronto Dominion (Texas), Inc. as administrative agent	(8)
10	.1(b)	First Amendment to the Third Amended and Restated Loan Agreement dated December 14, 2000 among Rural Cellular Corporation and certain financial institutions and Toronto Dominion (Texas), Inc. as administrative agent	(9)
10	.1(c)	Second Amendment to the Third Amended and Restated Loan Agreement dated March 31, 2001 among Rural Cellular Corporation and certain financial institutions and Toronto Dominion (Texas), Inc., as administrative agent	(10)

Number		Description

10	.1(d)	Third Amendment to the Third Amended and Restated Loan Agreement dated January 10, 2002, among Rural Cellular Corporation and certain financial institutions and Toronto Dominion (Texas), Inc., as administrative agent	(3)
10	.1(e)	Fourth Amendment to the Loan Agreement dated August 1, 2003, among Rural Cellular Corporation and certain financial institutions and Toronto Dominion (Texas), Inc., as administrative agent	(7)
10	.2(a)	Trademark and Trade Name License Agreements between Cellular 2000, Inc. and North Woods Cellular Partnership, Northern Lights Cellular Partnership, Great River Cellular Partnership, Cellular Five Partnership and Heartland Cellular Partnership	(11)
10	.2(b)	Assignment and Assumption Agreements by and between Rural Cellular Corporation and each partnership	(11)
*10	.3	1995 Stock Compensation Plan, as amended to date	(12)
*10	.4	Stock Option Plan for Nonemployee Directors, as amended to date	(13)
*10	.5(a)	Employment Agreement with Richard P. Ekstrand effective January 22, 1999	(14)
*10	.5(b)	Amendment to Employment Agreement with Richard P. Ekstrand effective January 1, 2001	(9)
*10	.5(c)	Second Amendment to Employment Agreement with Richard P. Ekstrand effective July 24, 2001	(15)
*10	.5(d)	Third Amendment to Employment Agreement with Richard P. Ekstrand effective August 23, 2001	(15)
*10	.6(a)	Employment Agreement with Wesley E. Schultz effective January 22, 1999	(14)
*10	.6(b)	Amendment to Employment Agreement with Wesley E. Schultz effective January 1, 2001	(9)
*10	.6(c)	Second Amendment to Employment Agreement with Wesley E. Schultz effective July 24, 2001	(15)
*10	.6(d)	Third Amendment to Employment Agreement with Wesley E. Schultz effective August 23, 2001	(15)
*10	.7(a)	Employment Agreement with Ann K. Newhall effective February 6, 1999	(16)
*10	.7(b)	Amendment to Employment Agreement with Ann K. Newhall effective January 1, 2001	(9)
*10	.7(c)	Second Amendment to Employment Agreement with Ann K. Newhall effective July 24, 2001	(15)
*10	.7(d)	Third Amendment to Employment Agreement with Ann K. Newhall effective August 23, 2001	(15)
*10	.8(a)	Change of Control Agreement with David Del Zoppo effective January 1, 2001	(9)
*10	.8(b)	Amendment to Change of Control Agreement with David Del Zoppo effective July 24, 2001	(15)
*10	.9(a)	Key Employee Deferred Compensation Plan	(17)
*10	.9(b)	Amendment to Key Employee Deferred Compensation Plan	(18)
*10	.10	Management Incentive Plan	(19)
16		Letter from Arthur Andersen LLP	(20)
21		Subsidiaries of Registrant	**
23		Consent of Deloitte & Touche LLP	**
31.1		Section 302 Certification Sarbanes-Oxley Act of 2002	**
31.2		Section 302 Certification Sarbanes-Oxley Act of 2002	**
32.1		Section 906 Certification Sarbanes-Oxley Act of 2002	**
32.2		Section 906 Certification Sarbanes-Oxley Act of 2002	**

(1)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(2)	Filed as an exhibit to Registration Statement on Form S-4 (SEC No. 333-57677), filed June 25, 1998, and incorporated herein by reference.

(3)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

(4)	Filed as an exhibit to Registration Statement on Form 8-A filed May 19, 1999 and incorporated herein by reference.

(5)	Filed as an exhibit to Registration Statement on Form 8-A/ A-1 filed April 18, 2000 and incorporated herein by reference.

(6)	Filed as an exhibit to Report on Form 8-K dated April 1, 2000 and incorporated herein by reference.

(7)	Filed as an exhibit to Report on Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference.

(8)	Filed as an exhibit to Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

(9)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

(10)	Filed as an exhibit to Report on Form 10-Q/ A for the quarter ended March 31, 2001, and incorporated herein by reference.

(11)	Filed as an exhibit to Registration Statement on Form S-1 (Sec. No. 33-80189) filed December 8, 1995 and incorporated herein by reference.

(12)	Filed with definitive proxy statement for 2000 Annual Meeting on April 7, 2000 and incorporated herein by reference.

(13)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

(14)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(15)	Filed as an exhibit to Report on Form 10-Q/ A for the quarter ended September 30, 2001, and incorporated herein by reference.

(16)	Filed as an exhibit to Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.

(17)	Filed as an exhibit to Report on Form 10-Q/ A for the quarter ended June 30, 2001, and incorporated herein by reference.

(18)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

(19)	Filed with Proxy Statement for 2001 Annual Meeting on April 9, 2001, and incorporated herein by reference.

(20)	Filed as an exhibit to Report on Form 8-K dated June 10, 2002, and incorporated herein by reference.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

**	Filed herewith.