Form 10-K/A
period 2003-12-31
RURAL CELLULAR CORP
filed 2004-03-30
CIK 869561

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES            NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). [ ] YES            NO [X]

     Aggregate value of shares of common stock held by nonaffiliates of the Registrant based upon the closing price on June 30, 2003 (only shares held by directors, officers and their affiliates, and holders of more than 5% of Class A or Class B stock are excluded): $30,077,922

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

EXPLANATORY NOTE

This amendment to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 is being filed to include Rural Cellular Corporation’s Master Purchase Agreement dated March 14, 2002 with Ericsson Inc. as exhibit 10.11(a) and the addendum to this Master Purchase Agreement dated August 4, 2003 with Ericsson Inc. as exhibit 10.11(b).

PART IV
Item 15. Exhibits, Financial Statement Schedules, and Report on Form 8-K
SIGNATURES
EXHIBIT INDEX
Master Purchase Agreement
Addendum to Master Purchase Agreement

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Report on Form 8-K

(a)

(1)	Consolidated Financial Statements included in original Report on Form 10-K

Independent Auditors’ Report

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Shareholders’ (Deficit) Equity for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedules

The following financial statement schedules are filed as part of the original Report on Form 10-K:

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

Signature	Title	Date

/s/ Richard P. Ekstrand	President and	March 30, 2004
Chief Executive Officer
Richard P. Ekstrand	(Principal Executive Officer) and Director

/s/ Wesley E. Schultz	Executive Vice President,	March 30, 2004
Chief Financial Officer and Director
Wesley E. Schultz

EXHIBIT INDEX

Number	Description
3.1(a)	Articles of Incorporation	[1]
3.1(b)	Amendment to Articles of Incorporation, effective March 24, 2000	[1]
3.2(a)	Amended and Restated Bylaws	[1]
3.2(b)	Amendment to Amended and Restated Bylaws, effective March 22, 2000	[1]
4.1	Indenture dated May 14, 1998 between Rural Cellular Corporation, as Issuer, and Norwest Bank Minnesota, N.A., as Trustee, with respect to the 9 5/8% Senior Subordinated Notes Due 2008, including form of the 9 5/8% Senior Subordinated Notes Due 2008	[2]
4.2	Indenture dated January 16, 2002 between Rural Cellular Corporation, as Issuer, and Wells Fargo Bank Minnesota, N.A., as Trustee, with respect to the 9 3/4% Senior Subordinated Notes Due 2010, including form of the 9 3/4% Senior Subordinated Notes Due 2010	[2]
4.3	Certificate of Designation of 11 3/8% Senior Exchangeable Preferred Stock	[2]
4.4	Certificate of Designation of 12 1/4% Junior Exchangeable Preferred Stock	[1]
4.5(a)	Class A Share Rights Agreement dated April 30, 1999	[4]
4.5(b)	Amendment to the Class A Rights Agreement dated March 31, 2000	[5]
4.6(a)	Recapitalization Agreement dated October 31, 1999 by and between Rural Cellular Corporation and Telephone and Data Systems, Inc.	[6]
4.6(b)	First Amendment to Recapitalization Agreement dated December 6, 1999 by and between Rural Cellular Corporation and Telephone and Data Systems, Inc.	[6]
4.6(c)	Second Amendment to Recapitalization Agreement dated March 31, 2000 by and between Rural Cellular Corporation and Telephone and Data Systems, Inc.	[6]
4.6(d)	Registration Rights Agreement dated March 31, 2000 by and between Rural Cellular Corporation and Telephone and Data Systems, Inc.	[6]
4.6(e)	Certificate of Designation of Voting Power, Preferences and Relative Participating, Optional and Other Special Rights, Qualifications, and Restrictions of Class T Convertible Preferred Stock of Rural Cellular Corporation	[6]
4.7(a)	Preferred Stock Purchase Agreement dated April 3, 2000 among Rural Cellular Corporation, Madison Dearborn Capital Partners III, L.P., Madison Dearborn Special Equity III, L.P., Special Advisors Fund I, LLC, Boston Ventures Limited Partnership V and Toronto Dominion Investments, Inc. (collectively “Class M Investors”)	[6]
4.7(b)	Certificate of Designation of Voting Power, Preferences and Relative Participating, Optional and Other Special Rights, Qualifications and Restrictions of Class M Redeemable Voting Convertible Preferred Stock of Rural Cellular Corporation	[6]
4.7(c)	Registration Rights Agreement dated April 3, 2000 among Rural Cellular Corporation and Class M Investors	[6]
4.8	Indenture dated August 1, 2003 between Rural Cellular Corporation, as Issuer, and U.S. Bank National Association., as Trustee, with respect to the 9 7/8% Senior Notes Due 2010, including form of the 9 7/8% Senior Notes Due 2008	[7]
10.1(a)	Third Amended and Restated Loan Agreement dated June 29, 2000 among Rural Cellular Corporation and certain financial institutions and Toronto Dominion (Texas), Inc. as administrative agent	[8]
10.1(b)	First Amendment to the Third Amended and Restated Loan Agreement dated December 14, 2000 among Rural Cellular Corporation and certain financial institutions and Toronto Dominion (Texas), Inc. as administrative agent	[9]
10.1(c)	Second Amendment to the Third Amended and Restated Loan Agreement dated March 31, 2001 among Rural Cellular Corporation and certain financial institutions and Toronto Dominion (Texas), Inc., as administrative agent	[10]
10.1(d)	Third Amendment to the Third Amended and Restated Loan Agreement dated January 10, 2002, among Rural Cellular Corporation and certain financial institutions and Toronto Dominion (Texas), Inc., as administrative agent	[3]
10.1(e)	Fourth Amendment to the Loan Agreement dated August 1, 2003, among Rural Cellular Corporation and certain financial institutions and Toronto Dominion (Texas), Inc., as administrative agent	[7]
10.2(a)	Trademark and Trade Name License Agreements between Cellular 2000, Inc. and North Woods Cellular Partnership, Northern Lights Cellular Partnership, Great River Cellular Partnership, Cellular Five Partnership and Heartland Cellular Partnership	[11]
10.2(b)	Assignment and Assumption Agreements by and between Rural Cellular Corporation and each partnership	[11]
*10.3	1995 Stock Compensation Plan, as amended to date	[12]
*10.4	Stock Option Plan for Nonemployee Directors, as amended to date	[13]
*10.5(a)	Employment Agreement with Richard P. Ekstrand effective January 22, 1999	[14]
*10.5(b)	Amendment to Employment Agreement with Richard P. Ekstrand effective January 1, 2001	[9]
*10.5(c)	Second Amendment to Employment Agreement with Richard P. Ekstrand effective July 24, 2001	[15]
*10.5(d)	Third Amendment to Employment Agreement with Richard P. Ekstrand effective August 23, 2001	[15]
*10.6(a)	Employment Agreement with Wesley E. Schultz effective January 22, 1999	[14]
*10.6(b)	Amendment to Employment Agreement with Wesley E. Schultz effective January 1, 2001	[9]
*10.6(c)	Second Amendment to Employment Agreement with Wesley E. Schultz effective July 24, 2001	[15]
*10.6(d)	Third Amendment to Employment Agreement with Wesley E. Schultz effective August 23, 2001	[15]
*10.7(a)	Employment Agreement with Ann K. Newhall effective February 6, 1999	[16]
*10.7(b)	Amendment to Employment Agreement with Ann K. Newhall effective January 1, 2001	[9]
*10.7(c)	Second Amendment to Employment Agreement with Ann K. Newhall effective July 24, 2001	[15]
*10.7(d)	Third Amendment to Employment Agreement with Ann K. Newhall effective August 23, 2001	[15]
*10.8(a)	Change of Control Agreement with David Del Zoppo effective January 1, 2001	[9]
*10.8(b)	Amendment to Change of Control Agreement with David Del Zoppo effective July 24, 2001	[15]
*10.9 (a)	Key Employee Deferred Compensation Plan	[17
*10.9 (b)	Amendment to Key Employee Deferred Compensation Plan	[18]
*10.10	Management Incentive Plan	[19]
**10.11 (a)	Master Purchase Agreement dated March 14, 2002 by and between the Registrant and Ericsson Inc.	**
**10.11 (b)	Addendum dated August 4, 2003 to Master Purchase Agreement	**
16	Letter from Arthur Andersen LLP	[21]
21	Subsidiaries of Registrant	[21]
23	Consent of Deloitte & Touche LLP	[21]
31.1	Section 302 Certification Sarbanes-Oxley Act of 2002	[21]
31.2	Section 302 Certification Sarbanes-Oxley Act of 2002	[21]
32.1	Section 906 Certification Sarbanes-Oxley Act of 2002	[21]
32.2	Section 906 Certification Sarbanes-Oxley Act of 2002	[21]

(1)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(2)	Filed as an exhibit to Registration Statement on Form S-4 (SEC No. 333-57677), filed June 25, 1998, and incorporated herein by reference.

(3)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

(4)	Filed as an exhibit to Registration Statement on Form 8-A filed May 19, 1999 and incorporated herein by reference.

(5)	Filed as an exhibit to Registration Statement on Form 8-A/ A-1 filed April 18, 2000 and incorporated herein by reference.

(6)	Filed as an exhibit to Report on Form 8-K dated April 1, 2000 and incorporated herein by reference.

(7)	Filed as an exhibit to Report on Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference.

(8)	Filed as an exhibit to Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

(9)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

(10)	Filed as an exhibit to Report on Form 10-Q/ A for the quarter ended March 31, 2001, and incorporated herein by reference.

(11)	Filed as an exhibit to Registration Statement on Form S-1 (Sec. No. 33-80189) filed December 8, 1995 and incorporated herein by reference.

(12)	Filed with definitive proxy statement for 2000 Annual Meeting on April 7, 2000 and incorporated herein by reference.

(13)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

(14)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(15)	Filed as an exhibit to Report on Form 10-Q/ A for the quarter ended September 30, 2001, and incorporated herein by reference.

(16)	Filed as an exhibit to Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.

(17)	Filed as an exhibit to Report on Form 10-Q/ A for the quarter ended June 30, 2001, and incorporated herein by reference.

(18)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

(19)	Filed with Proxy Statement for 2001 Annual Meeting on April 9, 2001, and incorporated herein by reference.

(20)	Filed as an exhibit to Report on Form 8-K dated June 10, 2002, and incorporated herein by reference.

(21)	Previously filed as an exhibit to original Report on Form 10-K for the year ended December 31, 2003 filed March 5, 2004.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

**	Filed herewith. Portions of these exhibits have been omitted and filed separately with the Secretary of the Securities and Exchange Commission pursuant to Registrant’s request for confidential treatment of such information under Rule 24b-2 of the Securities Exchange Act of 1934.