Form 10-Q
period 2004-03-31
RURAL CELLULAR CORP
filed 2004-05-17
CIK 869561

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2004.
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission File Number 0-27416

RURAL CELLULAR CORPORATION

(Exact name of registrant as specified in its charter)

Minnesota	41-1693295
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer
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

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   ☐  YES    NO ☒

          Number of shares of common stock outstanding as of the close of business on May 6, 2004.

Class A	11,824,544
Class B	539,291

Page Number
Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets- As of March 31, 2004 and December 31, 2003	3
Condensed Consolidated Statements of Operations- Three months ended March 31, 2004 and 2003	5
Condensed Consolidated Statements of Cash Flows- Three months ended March 31, 2004 and 2003	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures about Market Risk	31
Item 4. Controls and Procedures	32
Part II. Other Information
Item 1. Legal Proceedings	32
Item 2. Changes in Securities	34
Item 3. Defaults upon Senior Securities	34
Item 4. Submission of Matters to a Vote of Security Holders	34
Item 5. Other Information	34
Item 6. Exhibits and Reports on Form 8-K	35
Signatures	36
Exhibits	37
Indenture with Respect to the Senior Secured Notes
Collateral Agreement
Credit Agreement
Guarantee and Collateral Agreement
Intercreditor Agreement
CRM and Billing Managed Services Agreement
Form of Restricted Stock Award Agreement
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of CEO & CFO Pursuant to Section 906

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
ASSETS
(Unaudited)

	As of
	March 31,	December 31,
	2004	2003
CURRENT ASSETS:
Cash and cash equivalents	$113,302	$142,547
Accounts receivable, less allowance for doubtful accounts of $2,775 and $3,187	55,687	57,743
Inventories	7,280	8,037
Other current assets	2,973	4,259
Assets of operations held for sale	—	3,189

Total current assets	179,242	215,775

PROPERTY AND EQUIPMENT, less accumulated depreciation of $209,004 and $198,274	243,264	226,202
LICENSES AND OTHER ASSETS:
Licenses	579,125	563,283
Goodwill	363,805	360,796
Customer lists	61,802	64,575
Deferred debt issuance costs, less accumulated amortization of $6,147 and $12,009	33,581	34,479
Long-term assets of operations held for sale	—	50,153
Other assets, less accumulated amortization of $1,795 and $1,736	6,147	5,795

Total licenses and other assets	1,044,460	1,079,081

	$1,466,966	$1,521,058

The accompanying notes are an integral part of these consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
LIABILITIES AND SHAREHOLDERS’ DEFICIT
(Unaudited)

	As of
	March 31,	December 31,
	2004	2003
CURRENT LIABILITIES:
Accounts payable	$45,164	$45,808
Current portion of long-term debt	68	27,262
Advance billings and customer deposits	11,166	10,454
Accrued interest	19,951	34,084
Other accrued expenses	8,494	11,276
Liabilities of operations held for sale	—	756

Total current liabilities	84,843	129,640
LONG-TERM LIABILITIES	1,768,130	1,764,867

Total liabilities	1,852,973	1,894,507

REDEEMABLE PREFERRED STOCK	156,515	153,381
SHAREHOLDERS’ DEFICIT:
Class A common stock; $.01 par value; 200,000 shares authorized, 11,703 and 11,522 issued	117	115
Class B common stock; $.01 par value; 10,000 shares authorized, 539 and 552 issued	5	6
Additional paid-in capital	192,577	192,423
Accumulated deficit	(738,072)	(719,590)
Accumulated other comprehensive income	2,851	216

Total shareholders’ deficit	(542,522)	(526,830)

	$1,466,966	$1,521,058

The accompanying notes are an integral part of these consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the three months ended March 31,
	2004	2003
REVENUE:
Service	$88,585	$80,923
Roaming	25,740	29,062
Equipment	5,523	3,876

Total revenue	119,848	113,861

OPERATING EXPENSES:
Network costs, excluding depreciation	23,501	24,215
Cost of equipment sales	9,966	8,400
Selling, general and administrative	30,406	30,103
Depreciation and amortization	17,144	20,042

Total operating expenses	81,017	82,760

OPERATING INCOME	38,831	31,101

OTHER INCOME (EXPENSE):
Interest expense	(54,789)	(25,634)
Interest and dividend income	618	247
Other	(8)	(6)

Other expense, net	(54,179)	(25,393)

NET INCOME (LOSS)	(15,348)	5,708

PREFERRED STOCK DIVIDEND	(3,134)	(16,173)

NET LOSS APPLICABLE TO COMMON SHARES	$(18,482)	$(10,465)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	12,206	12,032

NET LOSS PER BASIC AND DILUTED SHARE	$(1.51)	$(0.87)

COMPREHENSIVE LOSS:
NET LOSS APPLICABLE TO COMMON SHARES	$(18,482)	$(10,465)
Adjustments – derivative financial instruments	2,635	3,742

TOTAL COMPREHENSIVE LOSS	$(15,847)	$(6,723)

The accompanying notes are an integral part of these consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	For the three months ended
	March 31,
	2004	2003
OPERATING ACTIVITIES:
Net income (loss)	$(15,347)	$5,708
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	17,143	20,042
Loss on write-off of debt and preferred stock issuance costs	11,815	—
Gain on redemption of preferred stock	(3,198)	—
Adjustments of interest rate derivatives to fair market value	4,339	1,578
Non-cash preferred stock dividends	6,837	—
Other	1,513	672
Change in other operating elements:
Accounts receivable	5,041	(501)
Inventories	925	1,989
Other current assets	1,291	1,010
Accounts payable	(1,148)	(12,151)
Advance billings and customer deposits	573	219
Accrued preferred stock dividends	7,769	—
Other accrued liabilities	(17,386)	(4,511)

Net cash provided by operating activities	20,167	14,055

INVESTING ACTIVITIES:
Purchases of property and equipment	(13,701)	(5,641)
Proceeds from property exchange, net	13,623	—
Proceeds from sale of property and equipment	32	64
Other	0	1

Net cash used in investing activities	(46)	(5,576)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	155	114
Proceeds from issuance of long-term debt under the credit agreement	—	5,000
Repayments of long-term debt under the credit agreement	(525,725)	(11,500)
Proceeds from issuance of 8 1/4% senior secured notes	350,000	—
Proceeds from issuance of variable rate notes	160,000	—
Redemption of preferred stock	(13,350)	—
Payments to settle interest rate swaps	(7,645)	—
Premium paid on interest rate cap	—	(525)
Payments of debt issuance costs	(12,747)	—
Other	(54)	(93)

Net cash used in financing activities	(49,366)	(7,004)

NET (DECREASE) INCREASE IN CASH	(29,245)	1,475
CASH AND CASH EQUIVALENTS, at beginning of year	142,547	53,788

CASH AND CASH EQUIVALENTS, at end of period	$113,302	$55,263

     The accompanying notes are an integral part of these consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1) BASIS OF PRESENTATION:

Throughout this document, Rural Cellular Corporation and its subsidiaries are referred to as “RCC,” “we,” “our,” or “us.”

The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2004 and 2003 have been prepared by management. In the opinion of management, only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the operating results for the full fiscal year or for any other interim periods.

2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Supplemental Disclosure of Condensed Consolidated Cash Flow Information

	Three months ended
	March 31,
(in thousands)	2004	2003
Cash paid for:
Interest	$39,451	$25,618

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Ultimate results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the prior year’s consolidated financial statements in order to conform to the 2004 presentation. Such reclassifications had no effect on total shareholders’ deficit, net loss applicable to common shares or net loss per share as previously reported.

The statement of operations for the prior period presented has been reclassified to reflect billings to our customers for the USF and other regulatory fees as ''Service revenue’’ and the related payments into the associated regulatory funds as ''Selling, general and administrative expense.’’ Operating income for the prior period has been unaffected. The amount reclassified for 2003 was $1.1 million.

3) ACCOUNTING FOR STOCK OPTIONS

We account for stock option plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost is recognized. The following schedule shows our net (loss) and net (loss) per share for the three months ended March 31, 2004 and March 31, 2003, had compensation expense been determined consistent with the SFAS No. 123, “Accounting for Stock-Based Compensation.” The pro forma information presented below is based on several assumptions and should not be viewed as indicative of future periods.

	Three months ended
	March 31,
(in thousands, except for per share data)	2004	2003
Net loss applicable to common shares:
As reported	$(18,482)	$(10,465)
Fair value compensation expense	(692)	(773)

Pro forma	$(19,174)	$(11,238)

Net loss per basic and diluted share:
As reported	$(1.51)	$(0.87)
Fair value compensation expense	(0.06)	(0.06)

Pro forma	$(1.57)	$(0.93)

4) LICENSES AND OTHER INTANGIBLE ASSETS:

Licenses consist of the cost of acquiring paging licenses and the value assigned to the Wireless Alliance personal communications services (“PCS”) licenses, other PCS licenses, local multipoint distribution service (“LMDS”) licenses, and cellular licenses acquired through acquisitions. Other intangibles, resulting primarily from acquisitions, include the value assigned to customer lists and goodwill. Amortization is computed using the straight-line method based on the estimated useful life of the asset. Customer lists are the only intangible asset with a definitive useful life; all others are considered to have indefinite useful lives.

The components of licenses and other intangible assets are as follows (in thousands):

	March 31, 2004			December 31, 2003
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
Licenses	$626,122	$(46,997)	$579,125	$610,280	$(46,997)	$563,283
Other intangible assets:
Goodwill	395,278	(31,473)	363,805	392,269	(31,473)	360,796
Customer lists	144,416	(82,614)	61,802	142,616	(78,041)	64,575

Total	$1,165,816	$(161,084)	1,004,732	$1,145,165	$(156,511)	$988,654

Customer list amortization expense for the three months ended March 31, 2004 and 2003 was approximately $4.6 million and $5.1 million, respectively. Customer list amortization expense is estimated to be approximately $18.7 million for 2004 through 2006, $8.4 million in 2007 and $2.6 million in 2008.

The changes in carrying amount of goodwill and licenses are as follows (in thousands):

	Licenses	Goodwill	Total
Balance as of December 31, 2003	$563,283	$360,796	$924,079
Acquisition	15,842	3,009	18,851

Balance as of March 31, 2004	$579,125	$363,805	$942,930

We review goodwill and other indefinite-lived intangible assets for impairment based on the requirements of SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with this statement, goodwill is tested for impairment at the reporting unit level on an annual basis as of October 1st or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. In analyzing goodwill for potential impairment, we use projections of future cash flows from the reporting units. These projections are based on our views of growth rates and anticipated future economic conditions, the appropriate discount rates relative to risk, and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. If changes in growth rates, future economic conditions, discount rates, or estimates of residual values were to occur, goodwill may become impaired.

Additionally, impairment tests for indefinite-lived intangible assets, consisting of FCC licenses, are required to be performed on an annual basis or on an interim basis if an event occurs or circumstances change that would indicate the asset might be impaired. In accordance with Emerging Issues Task Force (“EITF 02-7”), Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, impairment tests for FCC licenses are performed on an aggregate basis. We utilize a fair value approach, incorporating discounted cash flows, to complete the test. This approach determines the fair value of the FCC licenses, using a start-up model assumption, and, accordingly, incorporates cash flow assumptions regarding the investment in a network, the development of distribution channels, and other inputs for making the business operational. As these inputs are included in determining free cash flows of the business, the present value of the free cash flows is attributable to the licenses using assumptions of our weighted average costs of capital and the long-term rate of growth for our business. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. If any of the cash flow assumptions were to change, FCC licenses may become impaired.

5) LONG-TERM LIABILITIES:

We had the following long-term liabilities outstanding (in thousands):

	March 31,	December 31,
	2004	2003
Credit agreement (1):
Revolver	$—	$—
Term Loan A	—	226,583
Term Loan B	—	124,656
Term Loan C	—	124,656
Term Loan D	—	22,634

	—	498,529
8 ¼% senior secured notes (1)	350,000	—
Floating rate senior secured notes (1)	160,000	—
9 7/8% senior notes	325,000	325,000
9 ¾% senior subordinated notes	300,000	300,000
9 5/8% senior subordinated notes	125,000	125,000
Derivative financial instruments	—	6,109
11 3/8% senior exchangeable preferred stock	239,676	254,676
Accrued long-term dividends on 11 3/8% senior exchangeable preferred stock	24,741	18,521
12 ¼% junior exchangeable preferred stock	226,612	219,911
Deferred tax liability	15,651	15,651
Other	1,450	1,470

Long-term liabilities	$1,768,130	$1,764,867

(1)	The net proceeds from the offering of our Senior Secured Notes completed on March 25, 2004, together with some of our existing cash, were used to repay all outstanding obligations under our former credit agreement, to terminate interest rate swap agreements associated with the former credit agreement, and to pay fees and expenses associated with the notes offering and a new revolving credit agreement.

Credit Agreement – As of March 31, 2004, we have $60 million in undrawn availability under our new revolving credit agreement, which replaced our former credit agreement. The new credit agreement is subject to various covenants, including the ratio of senior secured indebtedness to annualized operating cash flow (as defined in the new credit agreement), the ratio of total indebtedness to annualized operating cash, and the ratio of annualized operating cash flow to interest expense. We were in compliance with all financial covenants at March 31, 2004.

Senior Secured Notes – In March 2004, we completed the placement of $350 million aggregate principal amount of our 8 1/4% senior secured notes due 2012 and $160 million aggregate principal amount of our senior secured floating rate notes due 2010. The effective interest rate on our senior secured floating rates was 5.6% at March 31, 2004. Interest on the 2010 notes is reset quarterly and will be payable on March 15, June 15, September 15, and December 15 of each year, beginning on June 15, 2004. Interest on the 2012 notes is payable on March 15 and September 15 of each year, beginning on September 15, 2004. We may redeem all or part of the 2010 notes on or after March 15, 2006 and all or part of the 2012 notes on or after March 15, 2008.

9 7/8 % Senior Notes - In 2003, we issued $325 million principal amount of 9 7/8% senior notes due 2010. Interest is payable semi-annually on February 1 and August 1 of each year. The notes will mature on February 1, 2010. RCC may redeem all or part of the notes on or after August 1, 2007. Prior to August 1, 2006, we may redeem up to 35% of the aggregate principal amount of the notes issued under the indenture with the net cash proceeds of certain equity offerings.

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

9 5/8 % Senior Subordinated Notes - In 1998, RCC issued $125 million principal amount of 9 5/8% senior subordinated notes due 2008. Interest on the 9 5/8% senior subordinated notes is payable semi-annually on May 15 and November 15. The 9 5/8% senior subordinated notes will mature on May 15, 2008, and are currently redeemable, in whole or in part, at our option.

11 3/8% Senior Exchangeable Preferred Stock — Dividends on the senior exchangeable preferred stock are cumulative, are payable quarterly, and were payable, until May 15, 2003, at our option either in cash or by the issuance of additional shares of senior exchangeable preferred stock having an aggregate liquidation preference equal to the amount of such dividends. We did not declare or pay the cash dividends due in cash in August 2003, November 2003, February 2004, or May 2004 and accrued the undeclared dividends by increasing the carrying amount of the preferred stock. At March 31, 2004, we had accrued $24.7 million in undeclared dividend liability with respect to our senior exchangeable preferred stock, which will be payable at the senior preferred mandatory redemption date, if not sooner declared and paid.

Gain on redemption of preferred stock. During the three months ended March 31, 2004, we repurchased 15,000 shares of 11 3/8% senior exchangeable preferred stock for $13.4 million. These shares of 11 3/8% senior exchangeable preferred stock had accrued $1.5 million in unpaid dividends. This repurchase resulted in a gain on redemption of $3.2 million.

12 1/4% Junior Exchangeable Preferred Stock - Dividends on the junior exchangeable preferred stock are cumulative, are payable quarterly, and may be paid, at our option, on any dividend payment date occurring on or before February 15, 2005, either in cash or by the issuance of additional shares of junior exchangeable preferred stock having an aggregate liquidation preference equal to the amount of such dividends.

The senior and junior exchangeable preferred stock are non-voting, except as otherwise required by law and as provided in their respective Certificates of Designation. Each Certificate of Designation provides that at any time any dividends on the outstanding exchangeable preferred stock are in arrears and unpaid for six or more quarterly dividend periods (whether or not consecutive), the holders of a majority of the outstanding shares of the affected exchangeable preferred stock, voting as a class, will be entitled to elect the lesser of two directors or that number of directors constituting 25% of the members of our Board of Directors. The voting rights will continue until such time as all dividends in arrears on the exchangeable preferred stock are paid in full (in the case of the senior exchangeable preferred stock after May 15, 2003, or in the case of the junior exchangeable preferred stock after February 15, 2005, are paid in cash), at which time the terms of any directors elected pursuant to such voting rights will terminate. Voting rights may also be triggered by other events described in the Certificates of Designation.

6) FINANCIAL INSTRUMENTS

We recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. We used interest rate swaps to manage our interest rate exposure on our previous credit agreement. Changes in the fair values of those derivative instruments were recorded to earnings as “Interest Expense” or other comprehensive income depending on the use of the derivative instrument and whether it qualified for hedge accounting.

We formally document all relationships between hedging instruments and hedged items, as well as the risk management objectives and strategies for undertaking various hedge transactions. We also assess, both at inception and on an on-going basis, whether the derivatives that are used in hedging transactions are effective. Should it be determined that a derivative is not effective as a hedge, we would discontinue the hedge accounting prospectively.

In connection with the retirement of the former credit facility in March 2004, we terminated our two remaining interest rate swaps, which had a notional amount of $284.0 million, for aggregate cash consideration of $7.6 million. Amounts previously recognized in other comprehensive income, when hedge accounting was applied, have been charged to interest expense in the current period.

RCC’s financial instruments’ estimated fair values and carrying amounts are set forth in the table below. Fair values are based on quoted market prices, if available.

	Carrying value		Estimated fair market value
	March 31,	December 31,	March 31,	December 31,
(Dollars in thousands)	2004	2003	2004	2003
Financial liabilities
Credit Agreement	$—	$525,723	$—	$524,201
8 ¼% senior secured notes	350,000	—	358,750	—
Floating rate senior secured notes	160,000	—	162,800	—
9 7/8 % senior notes	325,000	325,000	325,000	344,297
9 5/8 % senior subordinated notes	125,000	125,000	113,750	121,172
9 3/4 % senior subordinated notes	300,000	300,000	268,500	288,938
11 3/8% senior exchangeable preferred stock	239,676	254,676	213,312	210,159
12 ¼% junior exchangeable preferred stock	226,612	219,911	164,577	150,639
Class M convertible preferred stock (1)	150,941	147,981	150,941	147,981
Class T convertible preferred stock (1)	8,747	8,671	8,747	8,671

	1,885,976	1,906,962	1,766,377	1,796,058
Derivative financial instruments
Interest rate swap agreements (2):
TD Securities (terminated March 15, 2004)	—	5,666	—	5,666
Fleet Bank (terminated March 15, 2004)	—	443	—	443

	—	6,109	—	6,109
Other long-term liabilities	26,191	19,991	26,191	19,991

Total financial liabilities	$1,912,167	$1,933,062	$1,792,568	$1,822,158

(1)	These financial instruments are not actively traded and, therefore, the estimated fair market value is stated at the carrying value.

(2)	Recorded on our balance sheet at fair value, with related changes in fair value included in the statement of operations, and not accounted for as a hedge under SFAS No. 133.

7) PREFERRED SECURITIES:

We have issued the following preferred stock with liquidation preferences of $1,000 per share:

				Other features,		Accrued dividends
	Mandatory	Dividend rate per	Conversion price to	rights, preferences	Number of shares	at March 31, 2004	Total
	Redemption Date	annum	common stock	and powers	originally issued	(In thousands)	(In thousands)
Class M Voting Convertible Preferred Stock	April 2012	8.000%	$53.000	Voting	110,000	40,941	150,941
Class T Convertible Preferred Stock	April 2020	4.000%	$50.631	Non-Voting	7,541	1,206	8,747

Total					117,541	42,147	159,688

Preferred security balance sheet reconciliation (in thousands):

As of
March 31, 2004
Preferred securities originally issued	$117,541
Accrued dividends	42,147
Unamortized issuance costs	(3,173)

$156,515

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

The Class T convertible preferred stock is senior to the junior exchangeable preferred stock, Class M convertible preferred stock and common stock of RCC with respect to dividend rights and rights on liquidation, winding-up and dissolution of RCC. The Class M convertible preferred stock is senior to our common stock with respect to dividend rights and rights on liquidation, winding-up and dissolution of RCC.

The senior exchangeable preferred stock, junior exchangeable preferred stock, Class M convertible preferred stock, and Class T convertible preferred stock are redeemable at 100% of their total liquidation preference plus accumulated and unpaid dividends at their respective redemption dates.

8) NET INTEREST EXPENSE

Components of interest expense are as follows:

	Three months ended
	March 31,
(in thousands)	2004	2003
Interest expense on former credit agreement	$4,884	$13,075
Interest expense on senior secured notes	526	—
Interest expense on senior notes issued August 1, 2003	8,023	—
Interest expense on subordinated notes	10,320	10,320
Amortization of debt issuance costs	1,258	1,057
Write-off of issuance costs	11,815	—
Senior and junior preferred stock dividends (1)	14,606	—
Effect of derivative instruments	5,723	1,182
Gain on redemption of senior exchangeable preferred stock	(3,198)	—
Other	832	—

	$54,789	$25,634

(1)	As a result of adopting SFAS No. 150 on July 1, 2003, our 11 3/8% Senior Exchangeable and 12 1/4 % Junior Exchangeable Preferred securities were reclassified into Long-Term Liabilities in the consolidated balance sheets. The dividend expense related to these instruments, which was previously reported as a component of “Preferred Stock Dividend” in our Condensed Consolidated Statements of Operations, is now classified as “Interest Expense.” SFAS No. 150 does not permit reclassification of prior year amounts to conform to the current year presentation.

9) PROPERTY EXCHANGE WITH AT&T WIRELESS (“AWE”)

On March 1, 2004, we closed on the exchange of certain properties with AWE. Under the agreement, we transferred to AWE our operations in Oregon RSA 4, covering 226,000 POPs and including 36 cell sites and 35,091 customers as of March 1, 2004. RCC received from AWE operations in Alabama and Mississippi covering 545,000 incremental POPs and including 96 cell sites and 13,837 customers as of March 1, 2004. In addition, RCC received from AWE unbuilt PCS licenses covering portions of RCC’s South, Midwest, and Northwest regions that incorporate 1.3 million incremental POPs. RCC also received $13.9 million in cash, of which $12.9 million was applied to reduce indebtedness under our former credit facility.

Pursuant to the agreement, we received the following properties:

	MHz	Block	Total POPs	Incremental POPs
Service Areas - “Built-Out”
South Region
Dothan, AL BTA	25 MHz PCS	F & C2	224,700	155,400
Tupelo, MS BTA	30 MHz PCS	C	326,000	253,900
Columbus-Starkville, MS BTA	30 MHz PCS	B4/5 & E	151,600	136,100
Montgomery, AL BTA (Pike County Only)	10 MHz PCS	C3	29,600	—

Total Built-Out			731,900	545,400

Services Areas - “Not Built-Out”
Midwest Region
Duluth, MN	10 MHz PCS	D	414,700	64,000
Fargo, ND	10 MHz PCS	F	316,600	81,100
Grand Forks, ND	10 MHz PCS	E	194,000	49,600

			925,300	194,700
Northwest Region
Baker & Malheur counties, OR	10 MHz PCS	D	47,800	—
Bend, OR	10 MHz PCS	C5	165,000	19,800
Portland, OR (Grant, Wheeler & Harney counties)	10 MHz PCS	D	16,400	1,500
Walla Walla, WA	10 MHz PCS	F	176,600	13,400

			405,800	34,700
South Region
Opelika, AL	10 MHz PCS	F	154,400	118,100
Albany, GA	10 MHz PCS	A5	359,000	359,000
Columbus, GA	10 MHz PCS	A5	365,900	365,900
Meridian, MS	10 MHz PCS	B5	208,200	178,400

			1,087,500	1,021,400

Total Not Built-Out			2,418,600	1,250,800

Giving effect to the property exchange with AWE, our covered POPs increased to approximately 6.3 million:

		Oregon RSA 4		Covered
	Covered	850 MHz Licenses,	PCS @ 1900 MHz	POPs After
	POPs Before AWE	Transferred to	Licenses received	AWE Property
Region	Property Exchange	AWE	from AWE	Exchange
Midwest (includes Wireless Alliance)	1,495,000	—	—	1,495,000
Northwest	934,000	(228,000)	—	706,000
Northeast	2,066,000	—	—	2,066,000
South	1,467,000	—	545,000	2,012,000

	5,962,000	(228,000)	545,000	6,279,000

The net effect of the property exchange with AWE on March 1, 2004, resulted in a 21,254 decrease in our customers.

	Postpaid	Prepaid	Wholesale	Total
South region customers acquired	12,858	979	—	13,837
Oregon RSA 4 customers transferred	(34,867)	(180)	(44)	(35,091)

Net customer change	(22,009)	799	(44)	(21,254)

The following table reflects our accounting for the property exchange with AWE. The purchase price allocation has been completed on a preliminary basis using the purchase method of accounting under SFAS No. 141, Business Combinations, subject to adjustment should new or additional facts about the business become known.

	Received	Transferred
	From	To
	AWE	AWE
CURRENT ASSETS:
Cash and cash equivalents	$13,880	$(2)
Accounts receivable, net.	1,704	(2,271)
Inventories	70	(176)
Other current assets	135	(1)
WORKING CAPITAL ADJUSTMENT	(1,801)	2,424
PROPERTY AND EQUIPMENT	15,762	(6,549)
LICENSES AND OTHER ASSETS
Licenses	15,842	(34,175)
Customer list	1,800	(4,488)
Goodwill	2,791	(4,940)
CURRENT LIABILITIES:
Accrued lease liabilities	—	7
Customer deposits	(73)	93
Deferred services	(35)	3

	$50,075	$(50,075)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of revenue, expenses, assets, and liabilities during the periods reported. Estimates are used when accounting for certain items such as unbilled revenue, allowance for doubtful accounts, depreciation and amortization period, income taxes, valuation of intangible assets, and litigation contingencies. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Goodwill and Indefinite-Lived Intangible Assets

We review goodwill and indefinite-lived intangible assets for impairment based on the requirements of SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with this statement, goodwill is tested for impairment at the reporting unit level on an annual basis as of October 1st or on an interim basis if an event occurs or circumstances change that could reduce the fair value of a reporting unit below its carrying value. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. In analyzing goodwill for potential impairment, we use projections of future cash flows from the reporting units. These projections are based on our views of growth rates, anticipated future economic conditions, the appropriate discount rates relative to risk, and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. If changes in growth rates, future economic conditions, discount rates or estimates of residual values were to occur, goodwill may become impaired.

Additionally, impairment tests for indefinite-lived intangible assets, consisting of FCC licenses, are required to be performed on an annual basis or on an interim basis if an event occurs or circumstances change that would indicate the asset might be impaired. In accordance with Emerging Issues Task Force (“EITF 02-7”), Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, impairment tests for FCC licenses are performed on an aggregate basis. We utilize a fair value approach, incorporating discounted cash flows, to complete the test. This approach determines the fair value of the FCC licenses, using a start-up model assumption and, accordingly, incorporates cash flow assumptions regarding the investment in a network, the development of distribution channels, and other inputs for making the business operational. As these inputs are included in determining free cash flows of the business, the present value of the free cash flows is attributable to the licenses using assumptions of our weighted average costs of capital and the long-term rate of growth for our business. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. If any of the cash flow assumptions were to change, FCC licenses may become impaired.

We believe that the accounting estimates related to determine the fair value of goodwill and indefinite-lived intangible assets, and thus any impairment, are “critical accounting estimates” because (i) they are highly susceptible to change from period to period since they require management to make cash flow assumptions about future sales, operating costs, and discount rates over an indefinite life and (ii) the impact that recognizing an impairment would have on the assets reported on our balance sheet as well as our net income (loss) would be material. In estimating future operations, we use our internal budgets, which require significant judgment regarding anticipated customer growth and other business trends.

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

In 2003, we started to receive Universal Service Fund (“USF”) revenue reflecting our Eligible Telecommunication Carrier (“ETC”) status in certain states. How we recognize support revenue depends on the level of our collection experience in each ETC qualified state. When we do not have adequate experience to determine the timing and amount of reimbursement, we recognize revenue upon cash receipt. We currently account for the State of Minnesota under this approach and estimate that we could receive approximately $2.0 million in the second quarter of 2004 related to first quarter of 2004. Where we do have adequate experience as to the amount and timing of the receipt of these funds, we recognize revenue on an accrual basis. Additionally, we include the pass-through fees we charge our customers to support the USF as service revenue.

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

Impairment of Long-Lived Assets

We review long-lived assets, consisting primarily of property, plant and equipment and intangible assets with finite lives, for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In analyzing potential impairment, we use projections of future cash flows from the assets. These projections are based on our views of growth rates for the related business and anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. If changes in growth rates, future economic conditions, discount rates, or estimates of residual values were to occur, long-lived assets may become impaired.

When we determine that the carrying value of certain long-lived assets may not be recoverable based upon the existence of one or more of the above impairment indicators, we then measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model. In connection with our property exchange with AWE, we recorded a non-cash loss on assets held for sale, in accordance with SFAS No. 144, of $42.2 million effective in the third quarter of 2003. There was no additional gain or loss recognized on this property exchange at closing on March 1, 2004.

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. As of March 31, 2004, our valuation allowance was $156.3 million due to uncertainties related to our ability to utilize the deferred tax assets. The deferred tax assets consist principally of certain net operating losses (“NOLs”) being carried forward, as well as impairment write-downs of intangible assets not currently deductible for tax purposes. The valuation allowance is based on our historical operations projected forward and our estimate of future taxable income and the period over which deferred tax assets will be recoverable. It is possible that we could be profitable in the future at levels that cause us to conclude that it is more likely than not that we will realize a portion or all of the NOL carryforwards. Upon reaching such a conclusion, we would immediately record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates, which would be approximately 38% under current tax law. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the provision for income taxes to vary significantly from period to period, although our cash tax payments would remain unaffected until the benefit of the NOLs is utilized or the NOLs expire unused.

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

BUSINESS OVERVIEW

Our principal operating objective is to increase revenue and achieve profitability through increased penetration in existing wireless markets. We believe that we can achieve this objective because our rural markets provide growth opportunities due to their lower current penetration rates and reduced competition for customers as compared to wireless systems located in larger metropolitan areas.

We have materially expanded our business since 1996 through a series of acquisitions, increasing the population to whom we market our services from 636,000 to 6.3 million, covering portions of the Midwest, Northeast, South, and Northwest regions. As of March 31, 2004, we provided wireless voice services to approximately 659,000 customers, excluding wholesale customers.

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

We include in service revenue the USF support funding that we are eligible to receive as a result of our ETC status in certain states.

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

Our operating expenses include network costs, cost of equipment sales, selling, general and administrative expenses, and depreciation and amortization, each of which is described below:

•	Network costs include switching and transport expenses and expenses associated with the maintenance and operation of our wireless network facilities, including salaries for employees involved in network operations, site costs, charges from other service providers for resold minutes, and the expense associated with incollect revenue.

•	Cost of equipment sales includes costs associated with telephone equipment and accessories sold to customers. In recent years, we and other wireless providers have increased the use of discounts on phone equipment as competition between service providers has intensified. As a result, we have incurred, and expect to continue to incur, losses on equipment sales per gross additional customer. We expect to continue these discounts and promotions because we believe they will increase the number of our wireless customers and, consequently, increase service revenue.

•	Selling, general and administrative (“SG&A”) expenses include salaries, benefits, and operating expenses such as marketing, commissions, customer support, accounting, administration, and billing. We also include in SG&A charges to our customers for USF contributions, which are offset by a corresponding increase in service revenue.

•	Depreciation and amortization represents the costs associated with the depreciation of fixed assets and the amortization of customer lists. In 2003, we also included the depreciation of the capitalized cost of handsets leased to customers.

In addition to the operating expenses discussed above, RCC also incurs other expenses, primarily interest and dividends on preferred stock.

•	Interest expense primarily results from borrowings under our credit agreement and the issuance of outstanding notes and exchangeable preferred stock, the proceeds of which were used to finance acquisitions, repay other borrowings, and further develop our wireless network.

     Interest expense includes the following:

•	Interest expense on credit facility

•	Interest expense on the senior subordinated notes

•	Interest expense on senior notes

•	Amortization of debt issuance costs

•	Early extinguishments of debt issuance costs

•	Dividends on senior and junior exchangeable preferred stock

•	Related amortization of stock issuance costs upon adoption of SFAS No. 150 on July 1, 2003

•	Gain (loss) on derivative instruments

All of our derivative financial instruments entered into after January 1, 2003, were marked to market, with changes in fair value included in interest expense. In March 2004, in connection with the repayment of our former credit facility, we terminated all such agreements.

•	Preferred stock dividends are paid on our outstanding Class M convertible preferred stock and Class T convertible preferred stock. Through June 30, 2003, preferred stock dividends also included dividends on our Senior and Junior exchangeable preferred securities.

Customer base

Our customer base includes three types of customers: postpaid, wholesale, and prepaid. Postpaid customers account for the largest portion of our customer base, at 88.3%. These customers pay a monthly access fee for a wireless service plan that generally includes a fixed number of minutes and certain service features. In addition to the monthly access fee, these customers are typically billed in arrears for long-distance charges, roaming charges, and minutes of use exceeding the rate plans. Our wholesale customers are similar to our postpaid customers in that they pay monthly fees to utilize our network and services; however, the customers are billed by a third party (reseller), who has effectively resold our service to the end user (customer). We in turn bill the third party for the monthly usage of the end user. The wholesale base accounts for 10.2% of our total customer base. Our prepaid customers account for 3.2% of our customer base.

RESULTS OF OPERATIONS

The following tables present certain consolidated statement of operations data as a percentage of total revenue as well as other operating data for the periods indicated.

	(Unaudited)
	Three months ended March 31,
	2004		2003
		%		%
(in thousands)	Actual	of revenue	Actual	of revenue
REVENUE:
Service	$88,585	73.9%	$80,923	71.1%
Roaming	25,740	21.5	29,062	25.5
Equipment	5,523	4.6	3,876	3.4

Total revenue	119,848	100.0	113,861	100.0

OPERATING EXPENSES:
Network costs	23,501	19.6	24,215	21.3
Cost of equipment sales	9,966	8.3	8,400	7.4
Selling, general and administrative	30,406	25.4	30,103	26.4
Depreciation and amortization	17,144	14.3	20,042	17.6

Total operating expenses	81,017	67.6	82,760	72.7

OPERATING INCOME	38,831	32.4	31,101	27.3

OTHER INCOME (EXPENSE):
Interest expense	(54,789)	(45.7)	(25,634)	(22.5)
Interest and dividend income	618	0.5	247	0.2
Other	(8)	0.0	(6)	0.0

Other expense, net	(54,179)	(45.2)	(25,393)	(22.3)

NET INCOME (LOSS)	(15,348)	(12.8)	5,708	5.0

PREFERRED STOCK DIVIDEND	(3,134)	(2.6)	(16,173)	(14.2)

NET LOSS APPLICABLE TO COMMON SHARES	$(18,482)	(15.4)%	$(10,465)	(9.2)%

Consolidated Operating Data:

	Three months ended
	March 31,
	2004	2003
Penetration (1) (2)	10.5%	11.3%
Retention (3)	98.0%	98.1%
Average monthly revenue per customer (4)	$56	$55
Average monthly revenue per customer, less incollect cost(4)	$51	$49
Local service revenue per customer (5)	$43	$40
Acquisition cost per customer (6)	$393	$416
Voice customers at period end
Postpaid	635,493	643,767
Prepaid	23,338	28,242
Wholesale	74,532	56,697

Total customers	733,363	728,706

Direct Marketed POPs (1)
RCC Cellular	5,525,000	5,208,000
Wireless Alliance	754,000	754,000

Total POPs	6,279,000	5,962,000

(1)	Reflects 2000 U.S. Census Bureau data updated for December 2002.

(2)	Represents the ratio of wireless voice customers, excluding wholesale customers, at the end of the period to population served (“POPs”).

(3)	Determined for each period by dividing total postpaid wireless voice customers discontinuing service during such period by the average postpaid wireless voice customers for such period (customers at the beginning of the period plus customers at the end of the period, divided by two), dividing that result by the number of months in the period, and subtracting such result from one.

(4)	Determined for each period by dividing service revenue (not including pass-through regulatory fees) and roaming revenue by the monthly average postpaid customers for such period.

(5)	Determined for each period by dividing service revenue (not including pass-through regulatory fees) by the monthly average postpaid customers for such period.

(6)	Determined for each period by dividing selling and marketing expenses, net costs of equipment sales, and depreciation of rental telephone equipment by the gross postpaid wireless voice customers added during such period.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO MARCH 31, 2003

Revenue

Operating Revenue:

	Three months ended March 31,
			$ Increase	% Increase
(In thousands)	2004	2003	(Decrease)	(Decrease)
Service	$88,585	$80,923	$7,662	9.5%
Roaming	25,740	29,062	(3,322)	(11.4)
Equipment	5,523	3,876	1,647	42.5

Total revenue	$119,848	$113,861	$5,987	5.3%

Service Revenue. Service revenue growth reflects the revenue from new customers added through increased penetration in certain existing markets together with increases in local service revenue per customer (“LSR”). The increase in LSR to $43 in 2004 from $40 in 2003 is the result of several factors, including increases in per customer access and features fees and in USF subsidies. Also contributing to increased service revenue was ETC support revenue, which increased to $2.8 million in 2004 as compared to $383,000 in 2003. We expect USF subsidies in the low $20 million range for all of 2004. Reflecting FCC changes to the USF rate structure, our customer pass-through charges were $2.4 million during 2004 as compared to $1.1 million during 2003.

Our total number of customers increased 8% to 733,363 at March 31, 2004 as compared to 728,706 at March 31, 2003, primarily due to our marketing efforts over the past 12 months, partially offset by the transfer of customers to AWE. On March 1, 2004, we transferred to AWE our operations in Oregon RSA 4, including 35,091 customers. We received from AWE operations in Alabama and Mississippi including approximately 13,837 customers. Wireless Alliance accounted for 15,437 of our total customers at March 31, 2004. During 2004, postpaid retention was 98.0% as compared to 98.1% in 2003.

Customer reconciliation giving effect to the AWE property exchange:
(not including long distance and paging)

	Postpaid	Prepaid	Wholesale	Total
Customers at December 31, 2003	656,110	22,302	67,104	745,516
Gross customer adds	39,460	4,520	10,223	54,203
Disconnects	(38,068)	(4,283)	(2,751)	(45,102)

Net customer adds	1,392	237	7,472	9,101
Effect of the completed AWE Property Exchange on March 1, 2004:
South region customers acquired	12,858	979	—	13,837
Oregon RSA 4 customers transferred	(34,867)	(180)	(44)	(35,091)

Net customer change	(22,009)	799	(44)	(21,254)

Ending customers as of March 31, 2004	635,493	23,338	74,532	733,363

Roaming Revenue. The 11.4% decrease in roaming revenue primarily reflects the effect of the transfer of our Northwest Region Oregon 4 (“Oregon 4”) service area to AWE on March 1, 2004 together with our outcollect yield for 2004 declining to $0.19 per minute as compared to $0.21 per minute in 2003, partially offset by a 10% increase in outcollect minutes.

Excluding the Oregon 4 service area that was transferred to AWE and the new South region service area received from AWE, outcollect minutes in the first quarter of 2004 increased approximately 14% as compared to the first quarter of 2003. For the full year of 2003, the Oregon 4 service area provided us approximately $15 million of roaming revenue.

We have roaming agreements in our markets with various national carriers and have signed the following nationwide roaming agreements:

•	AWE, which is effective through June 2006, renewable until 2008 at our option,

•	Cingular, which is effective through June 2007,

•	T-Mobile, which is effective through December 2007, and

•	Verizon, which is effective through December 2007.

Outcollect yields under these agreements will continue to decline over the terms of the agreements. In certain markets, these decreases may be offset by increases in outcollect minutes.

Under these agreements, we are able to attain preferred roaming status by overlaying our existing TDMA networks with GSM/GPRS or CDMA technologies. Our Northeast and Northwest networks are currently being overlaid with GSM/GPRS technology, while our Midwest region network is being overlaid with CDMA technology. We expect to have these technology conversions substantially completed during 2005. We are currently considering the overlay options for our South region, where demand for next-generation technologies by our customers is not yet as great as compared to other regions.

AWE, Cingular, T-Mobile and Verizon Wireless accounted for approximately 88% of our outcollect minutes in 2004 as compared to 89% in 2003. AWE, Cingular, T-Mobile and Verizon Wireless accounted for 82% of our total roaming revenue in 2004 as compared to 79% in 2003. Under our agreements with AWE, Verizon Wireless, Cingular, and other roaming partners, the roaming yield per minute we receive from outcollect calling minutes, in addition to the cost per minute we pay for our customers’ incollect activity, declines over time. We do not expect Cingular’s recently announced acquisition of AWE to impact our anticipated outcollect minutes.

Equipment Revenue. Equipment revenue increased 42.5% to $5.5 million in 2004 as compared to $3.9 million in 2003. Within equipment revenue, equipment reselling increased by $170,000 in 2004 to $311,000. In addition, 2004 phone and accessory sales increased 19% to $4.4 million as compared to $3.7 million in 2003. Also contributing to increased equipment revenue was the adoption of EITF 00-21, Revenue Arrangements with Multiple Deliverables, which was effective for us, prospectively, on July 1, 2003, and increased 2004 equipment revenue by $770,000.

Operating Expenses

	Three months ended March 31,
			$ Increase	% Increase
(In thousands)	2004	2003	(Decrease)	(Decrease)
Network costs
Incollect cost	$10,339	$11,018	$(679)	(6.2)%
Other network costs	13,162	13,197	(35)	(0.3)

	23,501	24,215	(714)	(2.9)
Cost of equipment sales	9,966	8,400	1,566	18.6
Selling, general and administrative	30,406	30,103	303	1.0
Depreciation and amortization	17,144	20,042	(2,898)	(14.5)

Total operating expenses	$81,017	$82,760	$(1,743)	(2.1)%

Network Costs. Network cost, as a percentage of total revenues, decreased to 19.6% in 2004 as compared to 21.3% in 2003. Network costs decreased 2.9% to $23.5 million for 2004, reflecting a 6.2% decrease in incollect cost to $10.3 million together with additional network efficiencies. Per minute incollect cost for 2004 was $0.13 per minute as compared to $0.16 in 2003. Partially offsetting the decrease in incollect cost were increased costs related to next generation network overlays. Incollect cost per minute under our current roaming agreements is expected to decline.

Cost of Equipment Sales. Cost of equipment sales increased 18.6% to $9.9 million, reflecting the increased level of equipment revenue. As a percentage of revenue, cost of equipment sales for 2004 increased to 8.3% as compared to 7.4% in 2003.

Selling, General and Administrative. Contributing to the increase in SG&A was an increase in USF pass-through charges totaling $2.5 million in 2004 as compared to $1.1 million in 2003. Sales and marketing costs were $12.3 million in 2004 as compared to $12.5 million in 2003. As a percentage of revenue, SG&A decreased to 25.4% in 2004 from 26.4% in 2003.

Components of SG&A are as follows:

	Three months ended March 31,
			$ Increase	% Increase
(in thousands)	2004	2003	(Decrease)	(Decrease)
General and administrative	$13,561	$14,562	$(1,001)	(6.9)%
Sales and marketing	12,276	12,481	(205)	(1.6)
Bad debt	2,106	1,924	182	9.5
USF pass-through	2,463	1,136	1,327	116.8

	$30,406	$30,103	$303	1.0%

In February 2004, we signed a multi-year agreement with Amdocs Software Systems Limited to be our billing system provider for most next generation customers starting in the fourth quarter of 2004. Other legacy customers will be converted in the first half of 2005. There will likely be a period during which our existing billing function and our upgraded billing function will run in tandem as we transition from one system to the other. Following completion of the upgrade, to the extent that agreements relating to current systems and services are still in effect, we may encounter duplication of some expenses.

Depreciation and Amortization. The decrease in depreciation expense primarily reflects phone service equipment depreciation expense for 2004 declining to $67,650 as compared to $2.7 million in 2003, partially offset by increases in depreciation relating to additional cell site construction and $612,000 additional depreciation expense related to the accelerated depreciation of TDMA equipment. As of March 31, 2004, our network had 813 cell sites.

Other Income (Expense)

Interest Expense. Interest expense for 2004, including the effect of SFAS No. 133 and SFAS No. 150, increased 113.7% to $54.8 million as compared to $25.6 million in 2003. A portion of the increase in interest expense reflects the adoption of SFAS No. 150. Effective July 1, 2003, our 11 3/8% senior exchangeable and 12 ¼ % junior exchangeable preferred securities were reclassified into Long-Term Liabilities on the balance sheet. The dividend expense related to these instruments, which was previously reported as a component of “Preferred Stock Dividend” in our condensed statements of operations, is now classified as interest expense. SFAS No. 150 does not permit reclassification of prior year amounts to conform to the current year presentation. Also contributing to the increase in interest expense is $11.8 million in charges related primarily to the write-off of debt issuance costs under our former credit agreement in March 2004 and $8.5 million in interest on senior notes issued in August 2003 and senior secured notes issued in March 2004, which bear interest at rates higher than the former credit agreement.

Components of interest expense are as follows:

	Three months ended
	March 31,
(in thousands)	2004	2003
Interest expense on credit agreement	$4,884	$13,075
Interest expense on senior secured notes	526	—
Interest expense on senior notes issued August 1, 2003	8,023	—
Interest expense on subordinated notes	10,320	10,320
Amortization of debt issuance costs	1,258	1,057
Write-off of debt issuance costs	11,815	—
Senior and junior preferred stock dividends	14,606	—
Effect of derivative instruments	5,723	1,185
Gain on redemption of senior exchangeable preferred stock	(3,194)	—
Other	832	—

	$54,789	$25,634

Gain on redemption of preferred stock. During the three months ended March 31, 2004, we repurchased 15,000 shares of 11 3/8% senior exchangeable preferred stock, for $13.4 million. These shares of 11 3/8% senior exchangeable preferred stock had accrued $1.5 million in unpaid dividends. The corresponding $3.2 million gain on the redemption of preferred shares, not including transaction commissions and other related fees, was recorded as a reduction of interest expense within the condensed statement of operations.

Preferred Stock Dividends

Preferred stock dividends for 2004 decreased by 80.6% to $3.1 million as compared to $16.2 million in 2003. The decline in preferred stock dividends relates primarily to the adoption of SFAS No. 150, as described above.

LIQUIDITY AND CAPITAL RESOURCES

We need cash primarily for working capital, capital expenditures, debt service, customer growth, and purchases of additional spectrum. In past years, we have met these requirements through cash flow from operations, borrowings under our credit agreement, sales of common and preferred stock, and issuance of debt securities.

Capital expenditures for the first quarter of 2004 were approximately $13.7 million compared to approximately $5.6 million for the first quarter of 2003. These amounts reflect the continued expansion of our existing wireless coverage and the implementation of CDMA and GSM/GPRS network overlays and upgrades in our markets.

We anticipate incurring substantial expenditures in connection with the continued implementation of CDMA and GSM/GPRS network overlays and upgrades. We expect to fund these capital expenditures primarily from cash on hand, operating cash flow, and borrowings under our revolving credit agreement. We have made commitments to our roaming partners and to equipment vendors to substantially complete our next generation networks by the end of 2005. Including the cost of these anticipated overlays, our total capital expenditures for 2004 are expected to be approximately $100 million. Our capital expenditures for 2005 are expected to range from $40 million to $80 million.

We do not have any off-balance sheet financing arrangements or liabilities. We do not have any majority-owned subsidiaries or any interests in, or relationships with, any material special-purpose entities that are not included in the consolidated financial statements.

Until August 2003, we paid the dividends on our senior exchangeable preferred stock by issuing additional shares of exchangeable preferred stock. Effective August 2003 dividends on our senior exchangeable preferred stock were to be paid in cash. Beginning in May 2005 our junior exchangeable preferred stock dividends are to be paid in cash. Until such date, we will continue to pay dividends on the junior exchangeable preferred stock by issuing additional shares of junior exchangeable preferred stock. We did not declare or pay the cash dividends on the senior exchangeable preferred stock due in August 2003, November 2003, February 2004 or May 2004 and are currently accruing them.

Credit Agreement - As of March 25, 2004, we have a new revolving credit agreement that is undrawn and provides up to $60 million in borrowing capacity. The new credit agreement is subject to various covenants, including the ratio of senior indebtedness to annualized operating cash flow (as defined in the credit agreement), the ratio of total indebtedness to annualized operating cash flow, and the ratio of annualized operating cash flow to interest expense. We were in compliance with all financial covenants at March 31, 2004.

In March 2004, we issued $350 million aggregate principal amount of 8 1/4% senior secured notes due 2012 and $160 million aggregate principal amount of floating rate senior secured notes due 2010. The net proceeds from these notes, together with some of our existing cash, were used to repay all outstanding obligations under our former credit agreement, to terminate interest rate swap agreements associated with the former credit agreement, and to pay fees and expenses associated with the notes offering and a new revolving credit agreement. Due to the retirement of the former credit facility we extinguished two interest rate swaps, which had a total notional amount of $284.0 million, for aggregate cash consideration of $9.2 million, which amount included accrued and unpaid interest through the date of termination.

Cash Flows for the three months ended March 31, 2004, compared with the three months ended March 31, 2003

	2004	2003	Change
Net cash provided by operating activities	$20,167	$14,055	$6,262
Net cash used in investing activities	(46)	(5,576)	5,530
Net cash used in financing activities	(49,366)	(7,004)	(42,512)

Net increase in cash and cash equivalents	(29,245)	1,475	(30,720)
Cash and cash equivalents at beginning of period	142,547	53,788	88,759

Cash and cash equivalents at end of period	$113,302	$55,263	$58,039

Net cash provided by operating activities was $20.2 million for 2004. Adjustments to the $15.3 million net loss to reconcile to net cash provided by operating activities include $17.1 million in depreciation and amortization, $11.8 million loss on extinguishment of debt and $6.8 million in non-cash preferred stock dividends, which were partially offset by a $17.4 million decline in other accrued liabilities.

Net cash used in investing activities for 2004 was $46,000, including $13.7 million for purchases of property and equipment, which was offset by $13.6 million in proceeds from sale of property and equipment related to the AWE property exchange. The majority of property and equipment purchases reflect capital expenditures related to our next generation network overlay process.

We have made commitments to our roaming partners and to equipment vendors to substantially complete our next generation networks by the end of 2005. We expect capital expenditures for all of 2004 to be approximately $100 million. Our 2005 capital expenditures are expected to be in the $80 million range.

Additionally, in February 2004, we signed a multi-year agreement with Amdocs Limited to be our billing system provider for most next generation customers starting in the fourth quarter of 2004. Other legacy customers will be converted in the first half of 2005.

Net cash used in financing activities for 2004 was $49.4 million, reflecting the completed offering of $350 million aggregate principal amount of our 8 1/4% senior secured notes due 2012 and $160 million aggregate principal amount of our senior secured floating rate notes due 2010. Offsetting the increased debt was $525.7 million in repayments of outstanding indebtedness under our former credit agreement, $12.7 million in payment of debt issuance costs, and $13.4 million in repurchases of preferred stock.

Under the indenture governing our senior secured notes, we are able to make limited restricted payments, including the repurchase of senior subordinated notes or preferred stock and the payment of dividends to holders of our equity securities. According, during the three months ended March 31, 2004, we repurchased 15,000 shares of 11 3/8% senior exchangeable preferred stock, for $13.4 million. These shares of 11 3/8% senior exchangeable preferred stock had accrued $1.5 million in unpaid dividends. As of March 31, 2004, we had $125.0 million of restricted payments capacity.

Future maturities - The following table summarizes future maturities of our debt as of March 31, 2004 (in thousands).

			9 5/8% Senior	9 ¾% Senior
		Senior	Subordinated	Subordinated	9 7/8 Senior
	Credit	Secured	Notes	Notes	Notes
	Agreement	Notes	(due 5/15/2008)	(due 1/15/2010)	(due 2/1/2010)	Total
2004	$—	$—	$—	$—	$—	$—
2005	—	—	—	—	—	—
2006	—	—	—	—	—	—
2007	—	—	—	—	—	—
2008	—	—	125,000	—	—	125,000
Thereafter	—	510,000	—	300,000	325,000	1,135,000

Total	$—	510,000	$125,000	$300,000	$325,000	$1,260,000

Forward-Looking Statements

Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although RCC believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. A number of factors could cause actual results, performance, achievements of RCC, or industry results to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These factors include but are not limited to, competitive considerations, success of customer enrollment initiatives, the ability to increase wireless usage and reduce customer acquisition costs, the successful integration of newly acquired operations with RCC’s existing operations, the ability to negotiate favorable roaming agreements, the ability to service debt incurred in connection with expansion, the resolution of certain network technology issues, and other factors discussed in RCC’s Report on Form 10-K for the year ended December 31, 2003 and in other filings with the Securities and Exchange Commission. Investors are cautioned that all forward-looking statements involve risks and uncertainties.

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

RCC’s financial instruments’ notional and estimated fair market values and carrying amounts are set forth in the table below (in thousands). Fair market values are based on quoted market prices, if available.

	Carrying value		Estimated fair market value
	March 31,	December 31,	March 31,	December 31,
(Dollars in thousands)	2004	2003	2004	2003
Financial liabilities
Credit Agreement	$—	$525,723	$—	$524,201
8 ¼% senior secured notes	350,000	—	358,750	—
Floating rate senior secured notes	160,000	—	162,800	—
9 7/8 % senior notes	325,000	325,000	325,000	344,297
9 5/8 % senior subordinated notes	125,000	125,000	113,750	121,172
9 3/4 % senior subordinated notes	300,000	300,000	268,500	288,938
11 3/8% senior exchangeable preferred stock	239,676	254,676	213,312	210,159
12 ¼% junior exchangeable preferred stock	226,612	219,911	164,577	150,639
Class M convertible preferred stock (1)	150,941	147,981	150,941	147,981
Class T convertible preferred stock (1)	8,747	8,671	8,747	8,671

	1,885,976	1,906,962	1,766,377	1,796,058
Derivative financial instruments
Interest rate swap agreements (2):
TD Securities (terminated March 15, 2004)	—	5,666	—	5,666
Fleet Bank (terminated March 15, 2004)	—	443	—	443

	—	6,109	—	6,109
Other long-term liabilities	26,191	19,991	26,191	19,991

Total financial liabilities	$1,912,167	$1,933,062	$1,792,568	$1,822,158

(1)	These financial instruments are not actively traded and, therefore, the estimated fair market value is stated at the carrying value.

(2)	These instruments are recorded on our balance sheet at fair market value, with related changes in fair market value included in the statement of operations, and are not accounted for as a hedge under SFAS No. 133.

Item 4. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the RCC’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

(b)	Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 9, 2004, the lead plaintiffs filed a second consolidated amended complaint. The second consolidated amended complaint alleges essentially the same claims against the same defendants for the same alleged class periods, but includes some additional factual allegations. RCC and the defendant directors have filed a motion to dismiss the second consolidated amended complaint with prejudice. The motion is scheduled for hearing on May 19, 2004.

The individual defendants have requested that we indemnify them and advance the costs of their defense in connection with this action. Our board of directors authorized advancing the costs of defense to the executive officers and directors named as defendants in the initial complaints, and appointed a committee of certain non-party directors, as required by statute, to consider the request of the directors added as defendants in the consolidated amended complaint. The committee authorized advancing the costs of defense to the four directors who were added as defendants.

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

The plaintiff granted the defendants an indefinite extension of time to answer his complaint. Later in 2003, the plaintiff attempted to take discovery. On January 9, 2003, we and the director defendants served a motion to dismiss the complaint, and a motion to stay all discovery until the motion to dismiss has been decided. The grounds for the motion to dismiss are that the plaintiff failed to make pre-suit demand, that the complaint fails to plead fraud with sufficient particularity, that the alleged claims are not ripe for adjudication, and that RCC’s Amended Articles of Incorporation limit the personal liability of the director defendants and bar claims like those being asserted against them in this action. Both motions were argued to the court on April 2, 2004. The court has not yet issued its decision.

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

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(b) Preferred Stock Dividends.

Our board of directors determined not to declare the quarterly dividends payable on August 15, 2003, November 15, 2003, February 15, 2004 and May 15, 2004 on our Senior Exchangeable Preferred Stock. Adjusted for the repurchase of 15,000 shares of senior exchangeable preferred securities in March 2004, the cash dividends that would have been payable on February 15, 2004 and May 15, 2004, were $6.8 million and $7.0 million, respectively. Accordingly, accrued dividends through May 15, 2004 were approximately $31.7 million. The Senior Exchangeable Preferred Stock is non-voting, except as otherwise required by law and as provided in the Certificate of Designation. The Certificate of Designation provides that at any time dividends on the outstanding senior exchangeable preferred stock are in arrears and unpaid for six or more quarterly dividend periods (whether or not consecutive), the holders of a majority of the outstanding shares of the senior exchangeable preferred stock, voting as a class, will be entitled to elect the lesser of two directors or that number of directors constituting 25% of the members of the Board of Directors.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

4.1(a)	Indenture dated March 25, 2004, between Rural Cellular Corporation and U.S. Bank National Association, as trustee, with respect to the senior secured notes.

4.1(b)	Collateral Agreement dated as of March 25, 2004, made by Rural Cellular Corporation and each of its subsidiaries that are signatories in favor of U.S. Bank Association, as Collateral Trustee.

10.1(a)	Credit Agreement dated as of March 25, 2004 among Rural Cellular Corporation, Lehman Commercial Paper, Inc., as Administrative Agent, and Bank of America, N.A., as Documentation Agent.

10.1(b)	Guarantee and Collateral Agreement dated as of March 25, 2004 among Rural Cellular Corporation, Lehman Commercial Paper Inc., as Administrative Agent, and Bank of America, N.A., as Documentation Agent.

10.1(c)	Intercreditor Agreement, dated as of March 25, 2004, entered into among Lehman Commercial Paper Inc., as Senior Agent and Account Agent, U.S. Bank National Association, as Indenture Trustee and Collateral Trustee, Rural Cellular Corporation, a Minnesota corporation, and the Guarantors.

*10.2	CRM and Billing Managed Services Agreement dated February 5, 2004 between the RCC and Amdocs Software Systems Limited.

10.3	Form of Restricted Stock Award Agreement pursuant to 1995 Stock Compensation Plan.

31.1	Certification of Rural Cellular Corporation’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Rural Cellular Corporation’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted and filed separately with the Secretary of the Securities and Exchange Commission pursuant to Registrant’s request for confidential treatment of such information under Rule 24b-2 of the Securities Exchange Act of 1934.

(b)	Reports on Form 8-K

The following Reports on Form 8-K were filed during the three months ended March 31, 2004:

•	Report on Form 8-K dated February 24, 2004 reporting under Items 7 and 12 certain financial results for the fourth quarter and year ended December 31, 2003.

•	Report on Form 8-K dated February 25, 2004 furnishing under Item 12 our teleconference script discussing certain financial results for the fourth quarter and year ended December 31, 2003.

•	Report on Form 8-K dated March 8, 2004 reporting under Items 5 and 7 our proposed unregistered offering of senior secured notes pursuant to Rule 135c of the Securities Act of 1933.

•	Report on Form 8-K dated March 22, 2004 furnishing under Items 7 and 9 our presentation at the 9th Annual Janco Telecommunications and Media Conference on March 18, 2004. At the meeting, we reviewed our 2003 financial performance, our recent senior secured notes offering, and highlighted previously disclosed 2004 expectations.

•	Report on Form 8-K dated March 26, 2004 reporting under Items 5 and 7 our completion of the private placement of a $350 million aggregate principal amount 8 1/4% senior secured notes due 2012 and $160 million aggregate principal amount of our senior secured floating rate notes due 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RURAL CELLULAR CORPORATION (Registrant)

Date: May 17, 2004	/s/ Richard P. Ekstrand

Richard P. Ekstrand
President and Chief Executive Officer

Date: May 17, 2004	/s/ Wesley E. Schultz

Wesley E. Schultz
Executive Vice President and Chief Financial
Officer
(Principal Financial Officer)