Form 10-Q
period 2004-06-30
RURAL CELLULAR CORP
filed 2004-08-12
CIK 869561

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2004.
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission File Number 0-27416

RURAL CELLULAR CORPORATION

(Exact name of registrant as specified in its charter)

Minnesota	41-1693295
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  YES   ☐   NO   ☒

     Number of shares of common stock outstanding as of the close of business on August 2, 2004.

Class A	11,830,744
Class B	539,291

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
ASSETS
(Unaudited)

	As of
	June 30,	December 31,
	2004	2003
CURRENT ASSETS:
Cash and cash equivalents	$91,873	$142,547
Accounts receivable, less allowance for doubtful accounts of $2,471 and $3,187	58,480	57,743
Inventories	7,911	8,037
Other current assets	4,748	4,259
Assets of operations held for sale	—	3,189

Total current assets	163,012	215,775

PROPERTY AND EQUIPMENT, less accumulated depreciation of $222,672 and $198,274	251,982	226,202
LICENSES AND OTHER ASSETS:
Licenses	579,155	563,283
Goodwill	363,805	360,796
Customer lists	57,186	64,575
Deferred debt issuance costs, less accumulated amortization of $7,437 and $12,009	32,654	34,479
Long-term assets of operations held for sale	—	50,153
Other assets, less accumulated amortization of $1,870 and $1,736	6,108	5,795

Total licenses and other assets	1,038,908	1,079,081

	$1,453,902	$1,521,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
LIABILITIES AND SHAREHOLDERS’ DEFICIT
(Unaudited)

	As of
	June 30,	December 31,
	2004	2003
CURRENT LIABILITIES:
Accounts payable	$37,296	$45,808
Current portion of long-term debt	80	27,262
Advance billings and customer deposits	12,070	10,454
Accrued interest	40,128	34,084
Other accrued expenses	9,858	11,276
Liabilities of operations held for sale	—	756

Total current liabilities	99,432	129,640
LONG-TERM LIABILITIES	1,734,039	1,764,867

Total liabilities	1,833,471	1,894,507

REDEEMABLE PREFERRED STOCK	159,708	153,381
SHAREHOLDERS’ DEFICIT:
Class A common stock; $.01 par value; 200,000 shares authorized, 11,708 and 11,522 outstanding	117	115
Class B common stock; $.01 par value; 10,000 shares authorized, 539 and 552 outstanding	5	6
Additional paid-in capital	192,591	192,423
Accumulated deficit	(734,669)	(719,590)
Accumulated other comprehensive income	2,679	216

Total shareholders’ deficit	(539,277)	(526,830)

	$1,453,902	$1,521,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
REVENUE:
Service	$94,979	$90,904	$183,564	$171,827
Roaming	26,266	31,789	52,006	60,851
Equipment	5,338	4,427	10,861	8,303

Total revenue	126,583	127,120	246,431	240,981

OPERATING EXPENSES:
Network costs, excluding depreciation	25,804	24,589	49,305	48,804
Cost of equipment sales	10,626	8,724	20,592	17,124
Selling, general and administrative	33,091	32,864	63,497	62,967
Depreciation and amortization	18,771	19,711	35,915	39,753

Total operating expenses	88,292	85,888	169,309	168,648

OPERATING INCOME	38,291	41,232	77,122	72,333

OTHER INCOME (EXPENSE):
Interest expense	(31,966)	(25,428)	(86,755)	(51,062)
Interest and dividend income	328	193	946	440
Other	(56)	994	(64)	988

Other expense, net	(31,694)	(24,241)	(85,873)	(49,634)

NET INCOME (LOSS)	6,597	16,991	(8,751)	22,699

PREFERRED STOCK DIVIDEND	(3,194)	(16,609)	(6,328)	(32,782)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$3,403	$382	$(15,079)	$(10,083)

NET INCOME (LOSS) PER BASIC SHARE	$0.28	$0.03	$(1.23)	$(0.84)

NET INCOME (LOSS) PER DILUTED SHARE	$0.27	$0.03	$(1.23)	$(0.84)

WEIGHTED AVERAGE SHARES USED TO COMPUTE INCOME (LOSS) PER SHARE:
Basic	12,244	12,068	12,225	12,050
Diluted	12,819	12,123	12,225	12,050
COMPREHENSIVE LOSS:
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$3,403	$382	$(15,079)	$(10,083)

Adjustments – derivative financial instruments	(172)	1,961	2,635	5,703

TOTAL COMPREHENSIVE INCOME (LOSS)	$3,231	$2,343	$(12,444)	$(4,380)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	For the six months ended
	June 30,
	2004	2003
OPERATING ACTIVITIES:
Net income (loss)	$(8,751)	$22,699
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	35,915	39,753
Loss on write-off of debt and preferred stock issuance costs	12,336	—
Gain on redemption of preferred stock	(15,276)	—
Adjustments of interest rate derivatives to fair market value	4,339	3,736
Non-cash preferred stock dividends	13,883	—
Other	2,775	1,425
Change in other operating elements:
Accounts receivable	2,248	(9,618)
Inventories	294	1,410
Other current assets	(484)	(2,031)
Accounts payable	(9,016)	(4,621)
Advance billings and customer deposits	1,477	441
Accrued preferred stock dividends	14,897	—
Other accrued liabilities	4,050	(971)

Net cash provided by operating activities	58,687	52,223

INVESTING ACTIVITIES:
Purchases of property and equipment	(36,559)	(19,757)
Proceeds from property exchange	13,583	—
Proceeds from sale of property and equipment	35	195
Other	(13)	4

Net cash used in investing activities	(22,954)	(19,558)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	169	113
Proceeds from issuance of long-term debt under the credit agreement	—	120,000
Repayments of long-term debt under the credit agreement	(525,724)	(23,486)
Proceeds from issuance of 8 1/4% senior secured notes	350,000	—
Proceeds from issuance of floating rate senior secured notes	160,000	—
Redemption of preferred stock	(49,385)	—
Payments to settle interest rate swaps	(7,645)	(34,184)
Payments of debt issuance costs	(13,713)	(1,071)
Other	(109)	(792)

Net cash (used in) provided by financing activities	(86,407)	60,580

NET (DECREASE) INCREASE IN CASH	(50,674)	93,245
CASH AND CASH EQUIVALENTS, at beginning of year	142,547	53,788

CASH AND CASH EQUIVALENTS, at end of period	$91,873	$147,033

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1) BASIS OF PRESENTATION:

Throughout this document, Rural Cellular Corporation and its subsidiaries are referred to as “RCC,” “we,” “our,” or “us.”

The accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2004 and 2003 have been prepared by management. In the opinion of management, only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three months and six months ended June 30, 2004 are not necessarily indicative of the operating results for the full fiscal year or for any other interim periods.

2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Supplemental Disclosure of Condensed Consolidated Cash Flow Information

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2004	2003	2004	2003
Cash paid for:
Interest	$7,740	$25,129	$47,191	$50,747

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

3) ACCOUNTING FOR STOCK OPTIONS:

We account for stock option plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation expense is recognized. The following schedule shows our net loss and net loss per share for the three and six months ended June 30, 2004 and June 30, 2003, had compensation expense been determined consistent with the SFAS No. 123, “Accounting for Stock-Based Compensation.” The pro forma information presented below is based on several assumptions and should not be viewed as indicative of future periods.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except for per share data)	2004	2003	2004	2003
Net income (loss) applicable to common shares:
As reported	$3,403	$382	$(15,079)	$(10,083)
Fair value compensation expense	(692)	(773)	(1,385)	(1,546)

Pro forma	$2,711	$(391)	$(16,464)	$(11,629)

Net income (loss) per basic share:
As reported	$0.28	$0.03	$(1.23)	$(0.84)
Fair value compensation expense	(0.05)	(0.07)	(0.12)	(0.13)

Pro forma	$0.23	$(0.04)	$(1.35)	$(0.97)

Net income (loss) per diluted share:
As reported	$0.27	$0.03	$(1.23)	$(0.84)
Fair value compensation expense	(0.05)	(0.07)	(0.12)	(0.13)

Pro forma	$0.22	$(0.04)	$(1.35)	$(0.97)

4) LICENSES AND OTHER INTANGIBLE ASSETS:

Licenses consist of the cost of acquiring paging licenses and the value assigned to the Wireless Alliance personal communications services (“PCS”) licenses, other PCS licenses, local multipoint distribution service (“LMDS”) licenses, and cellular and PCS licenses acquired through acquisitions. Other intangibles, resulting primarily from acquisitions, include the value assigned to customer lists and goodwill. Amortization is computed using the straight-line method based on the estimated useful life of the asset. Customer lists are the only intangible asset with a definitive useful life; all others are considered to have indefinite useful lives.

The components of licenses and other intangible assets are as follows (in thousands):

	June 30, 2004			December 31, 2003
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
Licenses	$626,152	$(46,997)	$579,155	$610,280	$(46,997)	$563,283
Other intangible assets:
Goodwill	395,278	(31,473)	363,805	392,269	(31,473)	360,796
Customer lists	144,416	(87,230)	57,186	142,616	(78,041)	64,575

Total	$1,165,846	$(165,700)	$1,000,146	$1,145,165	$(156,511)	$988,654

Customer list amortization expense for the three months ended June 30, 2004 and 2003 was approximately $4.6 million and $5.1 million, respectively. Customer list amortization expense for the six months ended June 30, 2004 and 2003 was approximately $9.2 million and $10.3 million, respectively. Customer list amortization expense is estimated to be approximately $9.2 million for the six months ending December 31, 2004, $18.5 million per year in 2005 through 2006, $8.4 million in 2007 and $2.6 million in 2008.

Changes in carrying amount of goodwill and licenses for the six months ended June 30, 2004 are as follows (in thousands):

	Licenses	Goodwill	Total
Balance as of December 31, 2003	$563,283	$360,796	$924,079
Acquisition	15,872	3,009	18,881

Balance as of June 30, 2004	$579,155	$363,805	$942,960

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

Additionally, impairment tests for indefinite-lived intangible assets, consisting of FCC licenses, are required to be performed on an annual basis or on an interim basis if an event occurs or circumstances change that would indicate the asset might be impaired. In accordance with Emerging Issues Task Force No. 02-07 (“EITF No. 02-7”), Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, impairment tests for FCC licenses are performed on an aggregate basis. We utilize a fair value approach, incorporating discounted cash flows, to complete the test. This approach determines the fair value of the FCC licenses, using start-up model assumptions, and, accordingly, incorporates cash flow assumptions regarding the investment in a network, the development of distribution channels, and other inputs for making the business operational. As these inputs are included in determining free cash flows of the business, the present value of the free cash flows is attributable to the licenses using assumptions of our weighted average costs of capital and the long-term rate of growth for our business. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. If any of the cash flow assumptions were to change, FCC licenses may become impaired.

5) LONG-TERM LIABILITIES:

We had the following long-term liabilities outstanding (in thousands):

	June 30,	December 31,
	2004	2003
Credit agreement (1):
Revolver	$—	$—
Term Loan A	—	226,583
Term Loan B	—	124,656
Term Loan C	—	124,656
Term Loan D	—	22,634

	—	498,529
8 ¼% senior secured notes (1)	350,000	—
Floating rate senior secured notes (1)	160,000	—
9 7/8% senior notes	325,000	325,000
9 ¾% senior subordinated notes	300,000	300,000
9 5/8% senior subordinated notes	125,000	125,000
Derivative financial instruments	—	6,109
11 3/8% senior exchangeable preferred stock	196,926	254,676
Accrued dividends on 11 3/8% senior exchangeable preferred stock	26,507	18,521
12 ¼% junior exchangeable preferred stock	233,518	219,911
Deferred tax liability	15,651	15,651
Other	1,437	1,470

Long-term liabilities	$1,734,039	$1,764,867

(1)	The net proceeds from the offering of our Senior Secured Notes completed on March 25, 2004, together with some of our existing cash, were used to repay all outstanding obligations under our former credit agreement, to terminate interest rate swap agreements associated with the former credit agreement, and to pay fees and expenses associated with the notes offering and a revolving credit agreement.

Credit Agreement – As of June 30, 2004, we have $60 million in undrawn availability under our revolving credit agreement, which replaced our former credit agreement. The credit agreement is subject to various covenants, including the ratio of senior secured indebtedness to annualized operating cash flow (as defined in the credit agreement), the ratio of total indebtedness to annualized operating cash, and the ratio of annualized operating cash flow to interest expense. Although the credit agreement financial covenants are not applicable unless we draw against the credit facility, we were in compliance with all financial covenants at June 30, 2004.

Senior Secured Notes – In March 2004, we completed the placement of $350 million aggregate principal amount of our 8 1/4% senior secured notes due March 15, 2012 (“2012” notes”) and $160 million aggregate principal amount of our senior secured floating rate notes due March 15, 2010 (“2010 notes”). The effective interest rate on the 2010 notes was 6.0% at June 30, 2004. Interest on the 2010 notes is reset quarterly and payable on March 15, June 15, September 15, and December 15 of each year. Interest on the 2012 notes is payable on March 15 and September 15 of each year, beginning on September 15, 2004. We may redeem all or part of the 2010 notes on or after March 15, 2006 and all or part of the 2012 notes on or after March 15, 2008.

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

11 3/8% Senior Exchangeable Preferred Stock - Dividends on the senior exchangeable preferred stock are cumulative, are payable quarterly, and were payable, until May 15, 2003, at our option either in cash or by the issuance of additional shares of senior exchangeable preferred stock having an aggregate liquidation preference equal to the amount of such dividends.

We did not declare or pay the cash dividends due in cash on the senior exchangeable preferred stock in:

•	August 2003,

•	November 2003,

•	February 2004,

•	May 2004, and

•	August 2004.

We accrued the senior exchangeable preferred undeclared dividends by increasing the carrying amount of the senior exchangeable preferred. At June 30, 2004, we had accrued $26.5 million in undeclared dividend liability with respect to our senior exchangeable preferred stock, which will be payable at the senior preferred mandatory redemption date, if not sooner declared and paid.

Gain on redemption of preferred stock. During the six months ended June 30, 2004, we repurchased 57,750 shares of our 11 3/8% senior exchangeable preferred stock, for $49.4 million. These shares had accrued $6.6 million in unpaid dividends. The corresponding $15.3 million gain on redemption of preferred shares, was recorded as a reduction of interest expense.

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

The senior and junior exchangeable preferred stock are non-voting, except as otherwise required by law and as provided in their respective Certificates of Designation. Each Certificate of Designation provides that at any time any dividends on the outstanding exchangeable preferred stock are in arrears and unpaid for six or more quarterly dividend periods (whether or not consecutive), the holders of a majority of the outstanding shares of the affected exchangeable preferred stock, voting as a class, will be entitled to elect the lesser of two directors or that number of directors constituting 25% of the members of our Board of Directors. The voting rights will continue until such time as all dividends in arrears on the affected class of exchangeable preferred stock are paid in full (in the case of the senior exchangeable preferred stock after May 15, 2003, or in the case of the junior exchangeable preferred stock after February 15, 2005, are paid in cash), at which time the terms of any directors elected pursuant to such voting rights will terminate. Voting rights may also be triggered by other events described in the Certificates of Designation.

6) FINANCIAL INSTRUMENTS

We recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. We used interest rate swaps to manage our interest rate exposure under our previous credit agreement. Changes in the fair values of those derivative instruments were recorded as “Interest Expense” or other comprehensive income, depending on the use of the derivative instrument and whether it qualified for hedge accounting.

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

In connection with the repayment of our former credit facility in March 2004, we terminated our two remaining interest rate swaps, which had an aggregate notional amount of $284.0 million, for aggregate cash consideration of $7.6 million. Amounts previously recognized in other comprehensive income, when hedge accounting was applied, have been charged to interest expense in the current period.

RCC’s financial instruments’ estimated fair values and carrying amounts are set forth in the table below. Fair values are based on quoted market prices, if available.

	Carrying value		Estimated fair market value
	June 30,	December 31,	June 30,	December 31,
(Dollars in thousands)	2004	2003	2004	2003
Financial liabilities
Credit Agreement	$—	$525,723	—	$524,201
8 ¼% senior secured notes	350,000	—	358,750	—
Floating rate senior secured notes	160,000	—	164,800	—
9 7/8% senior notes	325,000	325,000	322,563	344,297
9 5/8% senior subordinated notes	125,000	125,000	118,125	121,172
9 3/4% senior subordinated notes	300,000	300,000	273,750	288,938
11 3/8% senior exchangeable preferred stock	196,926	254,676	167,387	210,159
12 ¼% junior exchangeable preferred stock	233,518	219,911	150,619	150,639
Class M convertible preferred stock (1)	153,959	147,981	153,959	147,981
Class T convertible preferred stock (1)	8,822	8,671	8,822	8,671

	1,853,225	1,906,962	1,718,775	1,796,058
Derivative financial instruments
Interest rate swap agreements (2):
TD Securities (terminated March 15, 2004)	—	5,666	—	5,666
Fleet Bank (terminated March 15, 2004)	—	443	—	443

	—	6,109	—	6,109
Other long-term liabilities	27,944	19,991	27,944	19,991

Total financial liabilities	$1,881,169	$1,933,062	$1,746,719	$1,822,158

(1)	These financial instruments are not actively traded and, therefore, the estimated fair market value is stated at the carrying value.

(2)	Recorded on our balance sheet at fair market value, with related changes in fair market value included in the statement of operations, and not accounted for as a hedge under SFAS No. 133.

7) PREFERRED SECURITIES:

We have issued the following preferred stock with liquidation preferences of $1,000 per share:

				Other
			Conversion	features,	Number of
	Mandatory	Dividend	price to	rights,	shares	Accrued
	Redemption	rate per	common	preferences	originally	dividends at
	Date	annum	stock	and powers	issued	June 30, 2004	Total
Class M Voting Convertible Preferred Stock	April 2012	8.000%	$53.000	Voting	110,000	43,959	153,959
Class T Convertible Preferred Stock	April 2020	4.000%	$50.631	Non-Voting	7,541	1,281	8,822

Total					117,541	45,240	162,781

Preferred security balance sheet reconciliation (in thousands):

As of
June 30, 2004
Preferred securities originally issued	$117,541
Accrued dividends	45,240
Unamortized issuance costs	(3,073)

$159,708

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

8) NET INTEREST EXPENSE

Components of interest expense are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2004	2003	2004	2003
Interest expense on credit agreement	$—	$14,584	$4,884	$27,659
Interest expense on senior secured notes	9,788	—	10,314	—
Interest expense on senior notes	8,024	—	16,047	—
Interest expense on subordinated notes	10,321	10,324	20,641	20,641
Amortization of debt issuance costs	1,112	1,062	2,370	2,119
Write-off of debt issuance costs	521	—	12,336	—
Senior and junior preferred stock dividends	14,174	—	28,780	—
Effect of derivative instruments	(172)	(542)	5,552	643
Gain on redemption of senior exchangeable preferred stock	(12,078)	—	(15,276)	—
Other	276	—	1,107	—

	$31,966	$25,428	$86,755	$51,062

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

We are a wireless communications service provider focusing primarily on rural markets in the United States. Our operating regions include portions of five states in the Northeast, two states in the Northwest, four states in the Midwest, and three states in the South. Within each of our four regions, we have deployed a strong local sales and customer service presence in the communities we serve, which we believe provides us with a substantial competitive advantage, particularly when coupled with the comprehensive coverage of our network. Our marketed networks covered a total population of approximately 6.3 million POPs and served approximately 662,000 voice customers, excluding wholesale customers, as of June 30, 2004.

In addition, we believe our market characteristics, network quality, and the lower number of competitors in our markets relative to more urban markets make us an attractive roaming partner for other wireless communications service providers. We have preferred roaming relationships with AT&T Wireless, Inc. (“AWE”), Cingular Wireless, LLC, T-Mobile, and Verizon Wireless in our various regions. We began a next generation network build-out in late 2003, which we expect to be substantially complete in 2005.

We also own PCS licenses that cover a total population of 300,000 in our Midwest region and 1.2 million in our Northeast region. Our networks in these areas enable our customers and those of our roaming partners to use our service. We do not yet directly market our services in these areas.

Our principal operating objective is to increase revenue and achieve profitability through increased penetration in existing wireless markets. We believe that we can achieve this objective because our rural markets provide growth opportunities due to their lower current penetration rates and reduced competition for customers as compared to wireless systems located in larger metropolitan areas.

Summary of Second Quarter Operating Results

Our second quarter operating highlights reflect progress on our next generation network buildouts, transition of the acquired AWE operations in our South Region, wireless number portability compliance, ETC certification in Oregon, and additional repurchases of senior preferred stock.

Service revenue increased 4.5% to $95.0 million. Our service revenue increase would likely have been greater if not for the net loss of 21,000 customers in the AWE property swap. LSR increased to $47 for the second quarter of 2004 as compared with $44 last year.

Our total customers increased to 741,507 at June 30, 2004 as compared to 739,015 at June 30, 2003, primarily due to our marketing efforts over the past 12 months, partially offset by the loss of 35,091 customers in the transfer of Oregon RSA 4 to AWE on March 1, 2004. As part of the completed property exchange, we received from AWE operations in Alabama and Mississippi, including approximately 13,837 customers. In the six months ended June 30, 2004, our total customers decreased by approximately 14,000, excluding wholesale.

Roaming revenue for the second quarter of 2004 was $26.3 million as compared to $31.8 million in the second quarter of 2003. We expected lower roaming revenue this year primarily because of the Oregon 4 property swap. During the 2nd quarter of 2003, Oregon 4 provided approximately $4.3 million in roaming revenue. Also contributing to the decline in roaming revenue, our outcollect roaming yield for the quarter was $0.16 as compared to $0.21 last year. We expect outcollect roaming revenues for all of 2004 to be in the $110 million range as compared to actual results of $131.9 million in 2003.

In addition, we believe the migration of AT&T and Cingular’s customer bases to GSM has accelerated, which is challenging us to complete our GSM networks as quickly as we can to meet demand from their customers. Currently over one-third of all of our cell sites have next generation technology. Based on the experience of other wireless carriers, we may encounter technical difficulties and expense in migrating our customers to the new technology, the extent of which we cannot predict. We believe, the accelerated transition by our national roaming partners to next generation handsets also negatively impacted roaming revenue during the three and six months end June 30, 2004.

We continue to expect capital spending for 2004 to be approximately $100 million range as compared in 2003.

During the quarter, we repurchased 42,750 shares of our 11 3/8% senior exchangeable preferred stock for $36.0 million, resulting in a $12.1 million gain on redemption of preferred shares.

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

Our operating expenses include network costs, cost of equipment sales, selling, general and administrative expenses, and depreciation and amortization, each of which is described below:

•	Network costs include switching and transport expenses and expenses associated with the maintenance and operation of our wireless network facilities, including salaries for employees involved in network operations, site costs, charges from other service providers for resold minutes, and the expense associated with incollect revenue.

•	Cost of equipment sales includes costs associated with telephone equipment and accessories sold to customers. In recent years, we and other wireless providers have increased the use of discounts on phone equipment as competition between service providers has intensified. As a result, we have incurred, and expect to continue to incur, losses on equipment sales per gross additional customer. We expect to continue these discounts and promotions because we believe they will increase the number of our wireless customers and, consequently, increase service revenue.

•	Selling, general and administrative (“SG&A”) expenses include salaries, benefits, and operating expenses such as marketing, commissions, customer support, accounting, administration, and billing. We also include in SG&A charges to our customers for USF contributions, which are offset by a corresponding increase in service revenue.

•	Depreciation and amortization represents the costs associated with the depreciation of fixed assets and the amortization of customer lists. In 2003 and in the first quarter of 2004, we also included the depreciation of the capitalized cost of handsets leased to customers.

In addition to the operating expenses discussed above, RCC also incurs other expenses, primarily interest and dividends on preferred stock.

•	Interest expense primarily results from borrowings under our credit agreement and the issuance of outstanding notes and exchangeable preferred stock, the proceeds of which were used to finance acquisitions, repay other borrowings, and further develop our wireless network.

        Interest expense includes the following:

•	Interest expense on credit facility

•	Interest expense on the senior secured notes

•	Interest expense on the senior subordinated notes

•	Interest expense on senior notes

•	Amortization of debt issuance costs

•	Early extinguishment of debt issuance costs

•	Dividends on senior and junior exchangeable preferred stock after June 30, 2003

•	Gain (loss) on derivative instruments

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

Customer base

Our customer base includes three types of customers: postpaid, wholesale, and prepaid. Postpaid customers account for the largest portion of our customer base, at 86.3%. These customers pay a monthly access fee for a wireless service plan that generally includes a fixed number of minutes and certain service features. In addition to the monthly access fee, these customers are typically billed in arrears for long-distance charges, roaming charges, and minutes of use exceeding the rate plans. Our wholesale customers are similar to our postpaid customers in that they pay monthly fees to utilize our network and services; however, the customers are billed by a third party (reseller), who has effectively resold our service to the end user (customer). We in turn bill the third party for the monthly usage of the end user. The wholesale base accounts for 10.7% of our total customer base. Our prepaid customers account for 3.0% of our customer base.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of revenue, expenses, assets, and liabilities during the periods reported. Estimates are used when accounting for certain items such as unbilled revenue, allowance for doubtful accounts, depreciation and amortization period, income taxes, valuation of intangible assets, and litigation contingencies. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. We believe that certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Our critical accounting policies and estimates include our unbilled services revenues; allowances for doubtful accounts; the estimates used in determining the useful lives and valuation allowances of our property, plant, and equipment; fair values and related impairments of property, plant, and equipment, goodwill, licensing costs, and investments in and advances to unconsolidated subsidiaries; and legal and tax contingencies. For a detailed discussion of our critical accounting policies and estimates please refer to our Annual Report on Form 10-K for the year ended December 31, 2003. There were no material changes in the application of our critical accounting policies and estimates subsequent to the report.

RESULTS OF OPERATIONS

The following tables present certain consolidated statement of operations data as a percentage of total revenue as well as other operating data for the periods indicated.

	(Unaudited)				(Unaudited)
	Three months ended June 30,				Six months ended June 30,
	2004		2003		2004		2003
		%		%		%		%
(in thousands)	Actual	of revenue	Actual	of revenue	Actual	of revenue	Actual	of revenue
REVENUE:
Service	$94,979	75.0%	$90,904	71.5%	$183,564	74.5%	$171,827	71.3%
Roaming	26,266	20.8	31,789	25.0	52,006	21.1	60,851	25.3
Equipment	5,338	4.2	4,427	3.5	10,861	4.4	8,303	3.4

Total revenue	126,583	100.0	127,120	100.0	246,431	100.0	240,981	100.0

OPERATING EXPENSES:
Network costs	25,804	20.4	24,589	19.3	49,305	19.9	48,804	20.3
Cost of equipment sales	10,626	8.4	8,724	6.9	20,592	8.4	17,124	7.1
Selling, general and administrative	33,091	26.1	32,864	25.9	63,497	25.8	62,967	26.1
Depreciation and amortization	18,771	14.8	19,711	15.5	35,915	14.6	39,753	16.5

Total operating expenses	88,292	69.7	85,888	67.6	169,309	68.7	168,648	70.0

OPERATING INCOME	38,291	30.3	41,232	32.4	77,122	31.3	72,333	30.0

OTHER INCOME (EXPENSE):
Interest expense	(31,966)	(25.4)	(25,428)	(20.0)	(86,755)	(35.2)	(51,062)	(21.2)
Interest and dividend income	328	0.3	193	0.2	946	0.4	440	0.2
Other	(56)	0.0	994	0.8	(64)	0.0	988	0.4

Other expense, net	(31,694)	(25.1)	(24,241)	(19.0)	(85,873)	(34.8)	(49,634)	(20.6)

NET INCOME (LOSS)	6,597	5.2	16,991	13.4	(8,751)	(3.5)	22,699	9.4

PREFERRED STOCK DIVIDEND	(3,194)	(2.5)	(16,609)	(13.1)	(6,328)	(2.6)	(32,782)	(13.6)

NET INCOME (LOSS)
APPLICABLE TO COMMON SHARES	$3,403	2.7%	$382	0.3%	$(15,079)	(6.1)%	$(10,083)	(4.2)%

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Consolidated Operating Data:
Penetration (1) (2)	10.5%	11.4%	10.5%	11.4%
Retention (3)	98.2%	98.4%	98.1%	98.3%
Average monthly revenue per customer (4)	$61	$60	$59	$58
Average monthly revenue per customer, less incollect cost(4)	$55	$54	$53	$52
Local service revenue per customer (5)	$47	$44	$45	$42
Acquisition cost per customer (6)	$454	$426	$424	$420
Voice customers at period end
Postpaid			639,900	651,737
Prepaid			22,454	27,280
Wholesale			79,153	59,998

Total customers			741,507	739,015

Direct Marketed POPs (1)
RCC Cellular			5,525,000	5,208,000
Wireless Alliance			754,000	754,000

Total POPs			6,279,000	5,962,000

(1)	Reflects 2000 U.S. Census Bureau data updated for December 2002.

(2)	Represents the ratio of wireless voice customers, excluding wholesale customers, at the end of the period to population served (“POPs”).

(3)	Determined for each period by dividing total postpaid wireless voice customers discontinuing service during such period by the average postpaid wireless voice customers for such period (customers at the beginning of the period plus customers at the end of the period, divided by two), dividing that result by the number of months in the period, and subtracting such result from one.

(4)	Determined for each period by dividing service revenue (not including pass-through regulatory fees) and roaming revenue by the monthly average postpaid customers for such period.

(5)	Determined for each period by dividing service revenue (not including pass-through regulatory fees) by the monthly average postpaid customers for such period.

(6)	Determined for each period by dividing selling and marketing expenses, net costs of equipment sales, and depreciation of rental telephone equipment by the gross postpaid wireless voice customers added during such period.

Three months ended June 30, 2004 and 2003

Revenue

Operating Revenue:

	Three months ended June 30,
			$ Increase	% Increase
(In thousands)	2004	2003	(Decrease)	(Decrease)
Service	$94,979	$90,904	$4,075	4.5%
Roaming	26,266	31,789	(5,523)	(17.4)
Equipment	5,338	4,427	911	20.6

Total revenue	126,583	127,120	$(537)	(0.4)%

Service Revenue. Service revenue growth for the three months ended June 30, 2004, reflects additional customers in existing markets together with Universal Service Fund (“USF”) support subsidies increasing to $8.6 million as compared to $2.5 million for the three months ended June 30 2003. Service revenue was also impacted by the 21,254 net customer decrease resulting from the AWE property swap completed on March 1, 2004. For the three months ended June 30, 2004, LSR increased to $47 as compared to $44 for the three months ended June 30, 2003.

We became eligible to receive, but did not record, State of Minnesota USF support during the three months ended March 31, 2004, because we did not have adequate experience as to the amount and timing of these funds. In June 2004, we received and recorded Minnesota USF payments of $3.7 million, of which approximately $1.6 million related to first quarter operations. We expect total USF subsidies in the low $20 million range for all of 2004. Our customer USF pass-through charges were $2.4 million during the three months ended June 30, 2004 as compared to $2.5 million during the three months ended June 30, 2003.

Customers. Our total customers increased to 741,507 at June 30, 2004 as compared to 739,015 at June 30, 2003, primarily due to our marketing efforts over the past 12 months, partially offset by the transfer of 35,091 Oregon RSA 4 customers to AWE on March 1, 2004. As part of the completed property exchange, we received from AWE operations in Alabama and Mississippi, including approximately 13,837 customers. Wireless Alliance accounted for 15,255 of our total customers at June 30, 2004.

During the three months ended June 30, 2004, postpaid retention was 98.2% as compared to 98.4% in the three months ended June 30, 2003. Total customer net adds were 8,144 in the second quarter of 2004 as compared to 10,309 in the second quarter of 2003. The implementation of wireless number portability has not had a significant impact on our customer base.

Roaming Revenue. The 17.4% decrease in roaming revenue primarily reflects the effect of the transfer of our Northwest Region Oregon 4 (“Oregon 4”) service area to AWE on March 1, 2004 together with a decline in outcollect yield for the three months ended June 30, 2004 to $0.16 per minute as compared to $0.21 per minute in 2003. We expect outcollect roaming yield for all of 2004 to be approximately $0.17.

During the three months ended June 30, 2003, Oregon 4 provided approximately $4.3 million in roaming revenue. For the full year of 2003, the Oregon 4 service area generated approximately $15 million of roaming revenue most of which will not be replaced by our revenues in our new South territories in 2004.

Also impacting roaming revenues during the three months ended June 30, 2004 is the accelerated transition by our national roaming partners to next generation handsets. Since our next-generation networks are not fully completed, we believe we may have missed opportunities for roaming minutes.

We expect outcollect roaming revenues for 2004 to be in the $110 million range.

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

Equipment Revenue. Equipment revenue increased 20.6% to $5.3 million in the three months ended June 30, 2004 as compared to $4.4 million in three months ended June 30, 2003. Primarily contributing to increased equipment revenue was the adoption of Emerging Issues Task Force EITF No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21”), which was effective for us, prospectively, on July 1, 2003, and increased equipment revenue by $774,000 for the three months ended June 30, 2004. Also contributing to the equipment revenue increase during the three months ended June 30, 2004 was equipment reselling and phone and accessory sales increasing to $271,000 and $4.3 million as compared to $240,000 and $4.2 million, respectively, during the three months ended June 30, 2003.

Operating Expenses

	Three months ended June 30,
			$ Increase	% Increase
(In thousands)	2004	2003	(Decrease)	(Decrease)
Network cost
Incollect cost	$11,442	$11,891	$(449)	(3.8)%
Other network cost	14,362	12,698	1,664	13.1

	25,804	24,589	1,215	4.9
Cost of equipment sales	10,626	8,724	1,902	21.8
Selling, general and administrative	33,091	32,864	227	0.7
Depreciation and amortization	18,771	19,711	(940)	(4.8)

Total operating expenses	$88,292	$85,888	$2,404	2.8%

Network Cost. Network cost, as a percentage of total revenues, increased to 20.4% in the three months ended June 30, 2004 as compared to 19.3% in the three months ended June 30, 2003. Our network cost increased 4.9% to $25.8 million for the quarter, reflecting additional costs of next generation network overlays and additional costs resulting from the AWE property exchange. Partially offsetting the increase in network cost was a 3.8% decrease in incollect cost to $11.4 million.

Cost of Equipment Sales. Cost of equipment sales increased 21.8% to $10.6 million, reflecting the increased level of equipment revenue. As a percentage of revenue, cost of equipment sales for the three months ended June 30, 2004 increased to 8.4% as compared to 6.9% in the three months ended June 30, 2003.

Selling, General and Administrative. During the three months ended June 30, 2004, SG&A was relatively unchanged as compared to the three months ended June 30, 2003. Regulatory pass-through fees for the three months ended June 30, 2004 and 2003 were $2.4 million and $2.5 million, respectively.

Components of SG&A are as follows:

	Three months ended June 30,
			$ Increase	% Increase
(in thousands)	2004	2003	(Decrease)	(Decrease)
General and administrative	$15,482	$15,332	$150	1.0%
Sales and marketing	12,984	12,614	370	2.9
Bad debt	2,198	2,384	(186)	(7.8)
USF pass-through	2,427	2,534	(107)	(4.2)

	$33,091	$32,864	$227	0.7%

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

Depreciation and Amortization. The decrease in depreciation expense primarily reflects that no phone service equipment depreciation expense was incurred for the three months ended June 30, 2004 as compared to $2.3 million in the three months ended June 30, 2003, partially offset by increases in depreciation relating to next generation network overlays and $185,000 additional depreciation expense related to the accelerated depreciation of TDMA equipment. As of June 30, 2004, our network had 809 cell sites.

Other Income (Expense)

Interest Expense. Interest expense for the three months ended June 30, 2004, including the effect of Statement of Financial Accounting Standards (“SFAS”) No. 133 and SFAS No. 150, increased 25.7% to $32.0 million as compared to $25.4 million in the three months ended June 30, 2003. Of this increase, $14.2 million reflects the adoption of SFAS No. 150, effective July 1, 2003, pursuant to which our 11 3/8% senior exchangeable and 12 ¼% junior exchangeable preferred securities were reclassified into Long-Term Liabilities. The related dividend expense, which was previously reported as a component of “Preferred Stock Dividend” in our condensed statements of operations, is now classified as interest expense. SFAS No. 150 does not permit reclassification of prior year amounts to conform to the current year presentation.

Components of interest expense are as follows:

	Three months ended
	June 30,
(in thousands)	2004	2003
Interest expense on credit agreement	$—	$14,584
Interest expense on senior secured notes	9,788	—
Interest expense on senior notes	8,024	—
Interest expense on senior subordinated notes	10,321	10,324
Amortization of debt issuance costs	1,112	1,062
Write-off of debt issuance costs	521	—
Senior and junior preferred stock dividends	14,174	—
Effect of derivative instruments	(172)	(542)
Gain on redemption of senior exchangeable preferred stock	(12,078)	—
Other	276	—

	$31,966	$25,428

Gain on redemption of preferred stock. During the three months ended June 30, 2004, we repurchased 42,750 shares of our 11 3/8% senior exchangeable preferred stock for $36.0 million. The corresponding $12.1 million gain on redemption of preferred shares was recorded as a reduction of interest expense.

Preferred Stock Dividends

Preferred stock dividends for the three months ended June 30, 2004 decreased by 80.8% to $3.2 million as compared to $16.6 million in the three months ended June 30, 2003. The decline in preferred stock dividends results from the adoption of SFAS No. 150, as described above, which requires that dividends on certain preferred stock be treated as interest.

Six months ended June 30, 2004 and 2003

Revenue

Operating Revenue:

	Six months ended June 30,
			$ Increase	% Increase
(In thousands)	2004	2003	(Decrease)	(Decrease)
Service	$183,564	$171,827	$11,737	6.8%
Roaming	52,006	60,851	(8,845)	(14.5)
Equipment	10,861	8,303	2,558	30.8

Total revenue	$246,431	$240,981	$5,450	2.3%

Service Revenue. Service revenue growth for the six months ended June 30, 2004, reflects additional customers in existing markets together with USF support subsidies increasing to $11.5 million as compared to $2.8 million for the six months ended June 30, 2003. Service revenue was also impacted by the 21,254 net customer decrease resulting from the AWE property swap completed on March 1, 2004. For the six months ended June 30, 2004, LSR increased to $45 as compared to $42 for the six months ended June 30, 2003.

Reflecting FCC changes to the USF rate structure, our customer pass-through charges were $4.8 million during 2004 as compared to $3.6 million during 2003. We expect total USF subsidies in the low $20 million range for all of 2004.

Customers. Our total customers increased to 741,507 at June 30, 2004 as compared to 739,015 at June 30, 2003, primarily due to our marketing efforts over the past 12 months, partially offset by the transfer of 35,091 Oregon RSA 4 customers to AWE on March 1, 2004. As part of the completed property exchange, we received from AWE operations in Alabama and Mississippi, including approximately 13,837 customers. Wireless Alliance accounted for 15,255 of our total customers at June 30, 2004.

Customer reconciliation giving effect to the AWE property exchange:

(not including long distance and paging)

	Postpaid	Prepaid	Wholesale	Total
Customers at December 31, 2003	656,110	22,302	67,104	745,516
Net customer adds	5,799	(647)	12,093	17,245
Effect of the completed AWE Property Exchange on March 1, 2004:
South region customers acquired	12,858	979	—	13,837
Oregon RSA 4 customers transferred	(34,867)	(180)	(44)	(35,091)

Net customer change	(22,009)	799	(44)	(21,254)

Ending customers as of June 30, 2004	639,900	22,454	79,153	741,507

During the six months ended June 30, 2004, postpaid retention was 98.1% as compared to 98.3% in the six months ended June 30, 2003. Total customer net adds were 17,245 in the six months ended June 30, 2004 as compared to 16,642 in the six months ended June 30 2003. The implementation of wireless number portability has not had a significant impact on our customer base.

Roaming Revenue. The 14.5% decrease in roaming revenue primarily reflects the effect of the transfer of our Northwest Region Oregon 4 (“Oregon 4”) service area to AWE on March 1, 2004 together with decline in our outcollect yield for the six months ended June 30, 2004 to $0.17 per minute as compared to $0.21 per minute in 2003. We expect outcollect roaming yield for all of 2004 to be approximately $0.17.

For the six months ended June 30, 2003, the Oregon 4 service area provided us approximately $8.2 million of roaming revenue. For the full year of 2003, the Oregon 4 service area provided us approximately $15 million of roaming revenue.

Also impacting roaming revenues during the three months ended June 30, 2004 is the accelerated transition by our national roaming partners to next generation handsets. Since our next-generation networks are not fully completed, we believe we may have missed opportunities for roaming minutes.

We expect outcollect roaming revenues for 2004 to be in the $110 million range.

Equipment Revenue. Equipment revenue increased 30.8% to $10.9 million during the six months ended June 30, 2004 as compared to $8.3 million during the six months ended June 30, 2003. Primarily contributing to increased equipment revenue was the adoption of EITF 00-21, which was effective for us, prospectively, on July 1, 2003, and increased equipment revenue by $1.5 million for the six months ended June 30, 2004. Also contributing to the equipment revenue increase during the six months ended June 30, 2004 was equipment reselling and phone and accessory sales increasing to $582,000 and $8.7 million as compared to $381,000 and $7.9 million, respectively, during the six months ended June 30, 2003.

Operating Expenses

	Six months ended June 30,
			$ Increase	% Increase
(In thousands)	2004	2003	(Decrease)	(Decrease)
Network cost
Incollect cost	$21,781	$22,909	$(1,128)	(4.9)%
Other network cost	27,524	25,895	1,629	6.3

	49,305	48,804	501	1.0
Cost of equipment sales	20,592	17,124	3,468	20.3
Selling, general and administrative	63,497	62,967	530	0.8
Depreciation and amortization	35,915	39,753	(3,838)	(9.7)

Total operating expenses	$169,309	$168,648	$661	0.4%

Network Cost. Network cost, as a percentage of total revenues, decreased to 20.0% in the six months ended June 30, 2004 as compared to 20.3% in the six months ended June 30, 2003. Our network cost for the six months ended June 30, 2004 increased 1.0% to $49.3 million, reflecting additional operating costs of our next generation network overlays and additional costs resulting from the AWE property exchange. Partially offsetting the increase in network cost was a 4.9% decrease in incollect cost to $21.8 million.

Cost of Equipment Sales. Cost of equipment sales increased 20.3% to $20.6 million, reflecting the increased level of equipment revenue. As a percentage of revenue, cost of equipment sales for 2004 increased to 8.4% as compared to 7.1% in 2003.

Selling, General and Administrative. Contributing to the increase in SG&A was an increase in USF pass-through charges totaling $4.9 million in the six months ended June 30, 2004 as compared to $3.7 million in the six months ended June 30, 2003. Sales and marketing costs were $25.3 million in the six months ended June 30, 2004 as compared to $25.1 million in the six months ended June 30, 2003. As a percentage of revenue, SG&A was basically flat in the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.

Components of SG&A are as follows:

	Six months ended June 30,
			$ Increase	% Increase
(in thousands)	2004	2003	(Decrease)	(Decrease)
General and administrative	$29,043	$29,894	$(851)	(2.8)%
Sales and marketing	25,260	25,095	165	0.7
Bad debt	4,304	4,308	(4)	(0.1)
USF pass-through	4,890	3,670	1,220	33.2

	$63,497	$62,967	$530	0.8%

Depreciation and Amortization. The decrease in depreciation expense to $35.9 million for the six months ended June 30, 2004 as compared to $39.8 million for the six months ended June 30, 2003, primarily reflects a decline in phone service equipment depreciation expense for the six months ended June 30, 2004, partially offset by increases in depreciation relating to next generation network overlay construction and $370,000 additional depreciation expense related to the accelerated depreciation of TDMA equipment. As of June 30, 2004, our network had 809 cell sites.

Other Income (Expense)

Interest Expense. Interest expense for the six months ended June 30, 2004, including the effect of SFAS No. 133 and SFAS No. 150, increased 69.9% to $86.8 million as compared to $51.1 million in the six months ended June 30, 2003. Of this increase, $28.8 million reflects the adoption of SFAS No. 150, effective July 1, 2003, pursuant to which our 11 3/8% senior exchangeable and 12 ¼% junior exchangeable preferred securities were reclassified into Long-Term Liabilities and dividend expense related to these instruments, which was previously reported as a component of “Preferred Stock Dividend” in our condensed statements of operations, is now classified as interest expense. SFAS No. 150 does not permit reclassification of prior year amounts to conform to the current year presentation. Also contributing to the increase in interest expense were $12.3 million in the write-off of debt issuance costs related to the pay down of our previous credit facility in March 2004.

Components of interest expense are as follows:

	Six months ended
	June 30,
(in thousands)	2004	2003
Interest expense on credit agreement	$4,884	$27,659
Interest expense on senior secured notes	10,314	—
Interest expense on senior notes	16,047	—
Interest expense on senior subordinated notes	20,641	20,641
Amortization of debt issuance costs	2,370	2,119
Write-off of debt issuance costs	12,336	—
Senior and junior preferred stock dividends	28,780	—
Effect of derivative instruments	5,552	643
Gain on redemption of senior exchangeable preferred stock	(15,276)	—
Other	1,107	—

	$86,755	$51,062

Gain on redemption of preferred stock. During the six months ended June 30, 2004, we repurchased 57,750 shares of our 11 3/8% senior exchangeable preferred stock for $49.4 million. The corresponding $15.3 million gain on redemption of preferred shares was recorded as a reduction of interest expense.

Preferred Stock Dividends

Preferred stock dividends for the six months ended June 30, 2004 decreased by 80.7% to $6.3 million as compared to $32.8 million in the six months ended June 30, 2003. The decline in preferred stock dividends results from the adoption of SFAS No. 150, as described above, which requires that dividends on certain preferred stock be treated as interest.

LIQUIDITY AND CAPITAL RESOURCES

We need cash primarily for working capital, capital expenditures, debt service, customer growth, and purchases of additional spectrum. In past years, we have met these requirements through cash flow from operations, borrowings under our credit agreement, sales of common and preferred stock, and issuance of debt securities.

Capital expenditures for the six months ended June 30, 2004 were approximately $36.6 million compared to approximately $19.8 million for the six months ended June 30, 2003. These amounts reflect the continued expansion of our existing wireless coverage and the implementation of CDMA and GSM/GPRS network overlays and upgrades in our Northwest, Midwest and Northeast markets.

We anticipate incurring substantial expenditures in connection with the continued implementation of CDMA and GSM/GPRS network overlays and upgrades. We expect to fund these capital expenditures primarily from cash on hand, operating cash flow, and borrowings under our revolving credit agreement. We have made commitments to our roaming partners and to equipment vendors to substantially complete our next generation networks by the end of 2005. Currently, over one-third of all of our cell sites have next generation technology. Including the cost of these anticipated overlays, our total capital expenditures for 2004 are expected to be approximately $100 million and capital expenditures for 2005 are expected to be in the $80 million range.

We do not have any off-balance sheet financing arrangements or liabilities. We do not have any majority-owned subsidiaries or any interests in, or relationships with, any material special-purpose entities that are not included in the consolidated financial statements.

Until August 2003, we paid the dividends on our senior exchangeable preferred stock by issuing additional shares of exchangeable preferred stock. Effective August 2003 dividends on our senior exchangeable preferred stock were to be paid in cash. We did not declare or pay the cash dividends on the senior exchangeable preferred stock due in August 2003, November 2003, February 2004, May 2004, or August 2004 and are currently accruing them. Beginning in May 2005 our junior exchangeable preferred stock dividends are to be paid in cash. Until such date, we will continue to pay dividends on the junior exchangeable preferred stock by issuing additional shares of junior exchangeable preferred stock.

Credit Agreement – In March 2004, we entered into a revolving credit agreement that is undrawn and provides up to $60 million in borrowing capacity. The credit agreement is subject to various covenants, including the ratio of senior indebtedness to annualized operating cash flow (as defined in the credit agreement), the ratio of total indebtedness to annualized operating cash flow, and the ratio of annualized operating cash flow to interest expense. Although the credit agreement financial covenants are not applicable unless we draw against the credit facility, we were in compliance with all financial covenants at June 30, 2004.

Senior Secured Notes – In March 2004, we issued $350 million aggregate principal amount of 8 1/4% senior secured notes due 2012 and $160 million aggregate principal amount of senior secured floating rate notes due 2010. The net proceeds from these notes, together with some of our existing cash, were used to repay all outstanding obligations under our former credit agreement, to terminate interest rate swap agreements associated with the former credit agreement, and to pay fees and expenses associated with the notes offering and the revolving credit agreement. In connection with the retirement of the former credit facility we extinguished two interest rate swaps, which had a total notional amount of $284.0 million, for aggregate cash consideration of $9.2 million, including accrued and unpaid interest through the date of termination.

Cash Flows for the six months ended June 30, 2004, compared with the six months ended June 30, 2003

	2004	2003	Change
Net cash provided by operating activities	$58,687	$52,223	$6,464
Net cash used in investing activities	(22,954)	(19,558)	(3,396)
Net cash (used in) provided by financing activities	(86,407)	60,580	(146,987)

Net increase in cash and cash equivalents	(50,674)	93,245	(143,919)
Cash and cash equivalents at beginning of period	142,547	53,788	88,759

Cash and cash equivalents at end of period	$91,873	$147,033	$(55,160)

Net cash provided by operating activities was $58.7 million for the six months ended June 30, 2004. Adjustments to the $8.8 million net loss to reconcile to net cash provided by operating activities include $35.9 million in depreciation and amortization, $12.3 million loss on write-off of debt and preferred stock issuance costs, and $28.8 million in preferred stock dividends, which was partially offset by a $15.3 million gain on repurchase of preferred securities, and a $9.0 million decline in accounts payable.

Net cash used in investing activities for 2004 was $23.0 million, including $36.6 million for purchases of property and equipment, which was offset by $13.6 million in proceeds from the AWE property exchange. The majority of property and equipment purchases reflect capital expenditures related to our next generation network overlay process.

We have made commitments to our roaming partners and to equipment vendors to substantially complete our next generation networks in 2005. We expect capital expenditures for all of 2004 to be approximately $100 million and our 2005 capital expenditures to be in the $80 million range. Additionally, in February 2004, we signed a multi-year agreement with Amdocs Software Systems Limited to be our billing system provider for most next generation customers starting in the fourth quarter of 2004. Other legacy customers will be converted in the first half of 2005.

Net cash used in financing activities for the six months ended June 30, 2004 was $86.4 million, reflecting the completed offering of $350 million aggregate principal amount of our 8 1/4% senior secured notes due 2012 and $160 million aggregate principal amount of our senior secured floating rate notes due 2010. Offsetting the increased debt are $525.7 million in repayments of outstanding indebtedness under our former credit agreement, $13.7 million in payment of debt issuance costs, and $49.4 million in repurchases of preferred stock.

Under the indenture governing our senior secured notes, we are able to make limited restricted payments, including the repurchase of senior subordinated notes or preferred stock and the payment of dividends to holders of our equity securities. During the six months ended June 30, 2004, we repurchased 57,750 shares of 11 3/8% senior exchangeable preferred stock for $49.4 million. These shares had accrued $6.9 million in unpaid dividends. As of June 30, 2004, we had approximately $92 million of restricted payments capacity.

Future maturities - The following table summarizes future maturities of our debt as of June 30, 2004 (in thousands).

			9 5/8% Senior	9¾% Senior
		Senior	Subordinated	Subordinated	9 7/8% Senior
	Credit	Secured	Notes	Notes	Notes
	Agreement	Notes	(due 5/15/2008)	(due 1/15/2010)	(due 2/1/2010)	Total
2004	$—	$—	$—	$—	$—	$—
2005	—	—	—	—	—	—
2006	—	—	—	—	—	—
2007	—	—	—	—	—	—
2008	—	—	125,000	—	—	125,000
Thereafter	—	510,000	—	300,000	325,000	1,135,000

Total	$—	$510,000	$125,000	$300,000	$325,000	$1,260,000

Forward-Looking Statements

Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although RCC believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. A number of factors could cause actual results, performance, achievements of RCC, or industry results to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These factors include but are not limited to, competitive considerations, success of customer enrollment initiatives, the ability to increase wireless usage and reduce customer acquisition costs, the successful integration of newly acquired operations with RCC’s existing operations, the ability to negotiate favorable roaming agreements, the ability to service debt, the completion of network upgrades, and other factors discussed in RCC’s Report on Form 10-K for the year ended December 31, 2003 and in other filings with the Securities and Exchange Commission. Investors are cautioned that all forward-looking statements involve risks and uncertainties.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have used senior notes, senior subordinated notes, preferred securities, and bank credit facilities to finance, in part, capital requirements and operations. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose us to interest rate risk.

RCC’s financial instruments’ notional and estimated fair market values and carrying amounts are set forth in the table below (in thousands). Fair market values are based on quoted market prices, if available.

	Carrying value		Estimated fair market value
	June 30,	December 31,	June 30,	December 31,
(Dollars in thousands)	2004	2003	2004	2003
Financial liabilities
Credit Agreement	$—	$525,723	—	$524,201
8 ¼% senior secured notes	350,000	—	358,750	—
Floating rate senior secured notes	160,000	—	164,800	—
9 7/8% senior notes	325,000	325,000	322,563	344,297
9 5/8% senior subordinated notes	125,000	125,000	118,125	121,172
9 3/4% senior subordinated notes	300,000	300,000	273,750	288,938
11 3/8% senior exchangeable preferred stock	196,926	254,676	167,387	210,159
12 ¼% junior exchangeable preferred stock	233,518	219,911	150,619	150,639
Class M convertible preferred stock (1)	153,959	147,981	153,959	147,981
Class T convertible preferred stock (1)	8,822	8,671	8,822	8,671

	1,853,225	1,906,962	1,718,775	1,796,058
Derivative financial instruments
Interest rate swap agreements (2):
TD Securities (terminated March 15, 2004)	—	5,666	—	5,666
Fleet Bank (terminated March 15, 2004)	—	443	—	443

	—	6,109	—	6,109
Other long-term liabilities	27,944	19,991	27,944	19,991

Total financial liabilities	$1,881,169	$1,933,062	$1,746,719	$1,822,158

(1)	These financial instruments are not actively traded and, therefore, the estimated fair market value is stated at the carrying value.

(2)	Recorded on our balance sheet at fair market value, with related changes in fair market value included in the statement of operations, and not accounted for as a hedge under SFAS No. 133.

Item 4. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the RCC’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

(b)	Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We received a consolidated amended complaint on July 3, 2003. The consolidated amended complaint added as defendants four directors who were members of our audit committee during the class period and Arthur Andersen LLP, our former independent auditors. The lead plaintiffs sought to represent a class consisting of all persons (except defendants and members of their families and entities in which they held interests) who purchased or otherwise obligated themselves to purchase our publicly traded equity and debt securities between May 7, 2001 and November 12, 2002. The lead plaintiffs alleged that our publicly-announced financial results were false and misleading and that we made false and misleading statements about our operating performance and financial condition. The lead plaintiffs alleged that defendants were liable for compensatory damages in an unspecified amount under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.

By Memorandum and Order filed on January 12, 2004, the court dismissed the consolidated amended complaint without prejudice. The court held that the lead plaintiffs had failed to plead specific facts showing that the defendants knew facts, or had access to information, suggesting that RCC’s financial statements were materially false when they originally were issued. The court allowed the lead plaintiffs to file a further amended complaint.

On February 9, 2004, the lead plaintiffs filed a second consolidated amended complaint. The second consolidated amended complaint alleged essentially the same claims against the same defendants. RCC and the defendant directors moved for dismissal of the second consolidated amended complaint.

By Memorandum and Order filed on June 6, 2004, the court granted our motion and dismissed the second consolidated amended complaint with prejudice. On June 7, 2004, a final judgment was entered dismissing the action as to all defendants. The time for appeal has expired without any appeal being filed, and therefore, this action is concluded.

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

The plaintiff is one of our shareholders and claimed to bring suit on behalf of RCC. No pre-lawsuit demand to investigate the allegations or bring the action was made on the board of directors. The plaintiff alleged that the directors breached their fiduciary duties to our shareholders, or abused their control, or grossly mismanaged, or wasted corporate assets, by allowing or causing RCC to improperly account for certain transactions in our financial statements during the time period from May 2001 through November 12, 2002. The plaintiff further alleged that the improper accounting eventually led to the commencement of federal securities class actions (described above) against us, which allegedly would cause us to expend significant sums of money. The plaintiff sought compensatory damages against the directors in an unspecified amount, plus his attorneys’ fees and costs.

On January 9, 2003, we and the director defendants served a motion to dismiss the complaint, and a motion to stay all discovery until the motion to dismiss has been decided. By Order filed on June 17, 2004, the court granted defendants’ motion and ordered that the complaint be dismissed without prejudice, on the grounds that plaintiff was required to make pre-suit demand upon our board of directors but had failed to make such demand.

Final judgment has not yet been entered on the Order, and the time for appeal has not expired.

The defendant directors have requested that we indemnify them and advance the costs of defense in connection with the derivative action. Our board of directors appointed a special counsel, as required by statute, who considered this request and determined that the defendant directors are entitled to advance of costs of defense.

We and the defendant directors are named or defined as insureds under insurance policies that include coverage for certain shareholders’ derivative claims, subject to certain exclusions. This matter has been tendered to the insurers. The response from the primary carrier did not specifically address coverage of this claim, but we understand that issues could be raised to dispute coverage.

Other Claims. We are involved from time to time in other routine legal matters and other claims incidental to our business. We believe that the resolution of such routine matters and other incidental claims, taking into account established reserves and insurance, will not have a material adverse impact on our consolidated financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(b) Preferred Stock Dividends.

Our board of directors determined not to declare the quarterly dividends payable on August 15, 2003, November 15, 2003, February 15, 2004, May 15, 2004 and August 15, 2004 on our Senior Exchangeable Preferred Stock. Accrued dividends in arrearage, through August 11, 2004 were approximately $29.4 million. The Senior Exchangeable Preferred Stock is non-voting, except as otherwise required by law and as provided in the Certificate of Designation. The Certificate of Designation provides that at any time dividends on the outstanding senior exchangeable preferred stock are in arrears and unpaid for six or more quarterly dividend periods (whether or not consecutive), the holders of a majority of the outstanding shares of the senior exchangeable preferred stock, voting as a class, will be entitled to elect the lesser of two directors or that number of directors constituting 25% of the members of the Board of Directors.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	We held an Annual Meeting of Shareholders on May 18, 2004.

(c)	The following matters were considered:

1.	Election of two Class I directors, each for a three-year term expiring in 2007:

Name	Affirmative	Authority Withheld
Marvin C. Nicolai	13,979,568	2,414,781
Wesley E. Schultz	13,837,783	2,556,566

There were no abstentions or broker non-votes.

Paul J. Finnegan and John Hunt were elected unanimously by the holders of the Class M preferred stock to one-year terms. Subsequently, John Hunt, effective May 20, 2004, resigned his position on the Board of Directors, concurrently with his resignation as General Partner of Boston Ventures Management, Inc. In accordance with the Class M Redeemable Voting Convertible Preferred Stock purchase agreement, effective May 20, 2004, Boston Ventures designated Anthony J. Bolland to serve as Mr. Hunt’s replacement.

Continuing as directors are Ann K. Newhall, Richard P. Ekstrand, George W. Wikstrom, George M. Revering, and Don C. Swenson.

2.	Appointment of Deloitte & Touche LLP as independent auditors for 2004 fiscal year. Voting on ratification were 16,344,839 votes in favor, 17,210 opposed, 32,300 abstentions, and 0 broker non-votes.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Rural Cellular Corporation’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Rural Cellular Corporation’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The following Reports on Form 8-K were filed during the three months ended June 30, 2004:

•	Report on Form 8-K dated May 10, 2004 reporting under Items 7 and 12 certain financial results for the first quarter ended March 31, 2004.

•	Report on Form 8-K dated May 28, 2004 reporting under Item 5 the resignation of John Hunt and the appointment of Anthony J. Bolland to our Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RURAL CELLULAR CORPORATION
(Registrant)

Date: August 12, 2004	/s/ Richard P. Ekstrand

Richard P. Ekstrand
President and Chief Executive Officer

Date: August 12, 2004	/s/ Wesley E. Schultz

Wesley E. Schultz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

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