Form 10-Q
period 2004-09-30
RURAL CELLULAR CORP
filed 2004-11-15
CIK 869561

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2004.
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission File Number 0-27416

RURAL CELLULAR CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1693295
(State or other jurisdiction of incorporation or organization)	(I.R.S.
Employer Identification No.)

PO Box 2000
3905 Dakota Street SW
Alexandria, Minnesota 56308
(320) 762-2000
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO (   )

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES (   ) NO (X)

     Number of shares of common stock outstanding as of the close of business on November 2, 2004.

Class A	11,835,324
Class B	539,291

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
ASSETS
(Unaudited)

	As of
	September 30,	December 31,
	2004	2003
CURRENT ASSETS:
Cash and cash equivalents	$63,427	$142,547
Accounts receivable, less allowance for doubtful accounts of $2,736 and $3,187	58,640	57,743
Inventories	7,360	8,037
Other current assets	4,625	4,259
Assets of operations held for sale	—	3,189

Total current assets	134,052	215,775

PROPERTY AND EQUIPMENT, less accumulated depreciation of $236,050 and $198,274	260,110	226,202

LICENSES AND OTHER ASSETS:
Licenses	579,140	563,283
Goodwill	363,805	360,796
Customer lists	52,570	64,575
Deferred debt issuance costs, less accumulated amortization of $8,749 and $12,009	31,216	34,479
Long-term assets of operations held for sale	—	50,153
Other assets, less accumulated amortization of $1,945 and $1,736	6,236	5,795

Total licenses and other assets	1,032,967	1,079,081

	$1,427,129	$1,521,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
LIABILITIES AND SHAREHOLDERS’ DEFICIT
(Unaudited)

	As of
	September 30,	December 31,
	2004	2003
CURRENT LIABILITIES:
Accounts payable	$37,485	$45,808
Current portion of long-term debt	80	27,262
Advance billings and customer deposits	11,713	10,454
Accrued interest	21,377	34,084
Other accrued expenses	9,788	11,276
Liabilities of operations held for sale	—	756

Total current liabilities	80,443	129,640
LONG-TERM LIABILITIES	1,720,972	1,764,867

Total liabilities	1,801,415	1,894,507

REDEEMABLE PREFERRED STOCK	162,962	153,381

SHAREHOLDERS’ DEFICIT:
Class A common stock; $.01 par value; 200,000 shares authorized, 11,715 and 11,522 outstanding	117	115
Class B common stock; $.01 par value; 10,000 shares authorized, 539 and 552 outstanding	5	6
Additional paid-in capital	192,608	192,423
Accumulated deficit	(732,485)	(719,590)
Accumulated other comprehensive income	2,507	216

Total shareholders’ deficit	(537,248)	(526,830)

	$1,427,129	$1,521,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
REVENUE:
Service	$97,093	$92,530	$280,657	$264,357
Roaming	29,739	37,598	81,745	98,449
Equipment	5,589	6,462	16,450	14,765

Total revenue	132,421	136,590	378,852	377,571

OPERATING EXPENSES:
Network costs, excluding depreciation	27,768	24,613	77,073	73,417
Cost of equipment sales	10,035	9,812	30,627	26,936
Selling, general and administrative	34,988	33,452	98,485	96,419
Depreciation and amortization	19,474	19,464	55,389	59,217
Loss on assets held for sale	—	42,244	—	42,244

Total operating expenses	92,265	129,585	261,574	298,233

OPERATING INCOME	40,156	7,005	117,278	79,338

OTHER INCOME (EXPENSE):
Interest expense	(35,129)	(45,168)	(121,884)	(96,230)
Interest and dividend income	424	99	1,370	539
Other	(14)	(57)	(78)	931

Other expense, net	(34,719)	(45,126)	(120,592)	(94,760)

NET INCOME (LOSS)	5,437	(38,121)	(3,314)	(15,422)

PREFERRED STOCK DIVIDEND	(3,253)	(3,019)	(9,581)	(35,801)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$2,184	$(41,140)	$(12,895)	$(51,223)

NET INCOME (LOSS) PER BASIC SHARE	$0.18	$(3.41)	$(1.05)	$(4.25)

NET INCOME (LOSS) PER DILUTED SHARE	$0.17	$(3.41)	$(1.05)	$(4.25)

WEIGHTED AVERAGE SHARES USED TO COMPUTE INCOME (LOSS) PER SHARE:
Basic	12,251	12,068	12,234	12,056
Diluted	12,795	12,068	12,234	12,056

COMPREHENSIVE INCOME (LOSS):

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$2,184	$(41,140)	$(12,895)	$(51,223)
Adjustments — derivative financial instruments	(172)	190	2,291	5,893

TOTAL COMPREHENSIVE INCOME (LOSS)	$2,012	$(40,950)	$(10,604)	$(45,330)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	For the nine months ended
	September 30,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(3,314)	$(15,422)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	55,389	59,217
Loss on write-off of debt and preferred stock issuance costs	12,605	5,942
Mark-to-market adjustments — financial instruments	4,339	(141)
Loss on assets held for sale	—	42,244
Gain on redemption of preferred stock	(22,573)	—
Adjustments of interest rate derivatives to fair market value	—	—
Non-cash preferred stock dividends	21,144	—
Other	5,931	3,306
Change in other operating elements:		—
Accounts receivable	2,088	(11,343)
Inventories	846	1,664
Other current assets	(361)	(720)
Accounts payable	(8,827)	(1,795)
Advance billings and customer deposits	1,120	538
Accrued preferred stock dividends	20,967	13,784
Other accrued liabilities	(14,881)	1,400

Net cash provided by operating activities	74,473	98,674

INVESTING ACTIVITIES:
Purchases of property and equipment	(61,602)	(32,616)
Proceeds from property exchange	13,573	—
Proceeds from sale of property and equipment	54	348
Other	4	2

Net cash used in investing activities	(47,971)	(32,266)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	187	116
Proceeds from issuance of long-term debt under the credit agreement and senior notes	—	445,000
Repayments of long-term debt under the credit agreement	(525,724)	(379,628)
Proceeds from issuance of 8 1/4% senior secured notes	350,000	—
Proceeds from issuance of floating rate senior secured notes	160,000	—
Redemption of preferred stock	(68,351)	—
Payments to settle interest rate swaps	(7,645)	—
Payments of debt issuance costs	(13,928)	(12,860)
Repayment of swaption	—	(34,184)
Proceeds from unwinding hedge agreements	—	2,300
Other	(161)	(845)

Net cash (used in) provided by financing activities	(105,622)	19,899

NET (DECREASE) INCREASE IN CASH	(79,120)	86,307

CASH AND CASH EQUIVALENTS, at beginning of year	142,547	53,788

CASH AND CASH EQUIVALENTS, at end of period	$63,427	$140,095

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1) BASIS OF PRESENTATION:

Throughout this document, Rural Cellular Corporation and its subsidiaries are referred to as “RCC,” “we,” “our,” or “us.”

The accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2004 and 2003 have been prepared by management. In the opinion of management, only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three months and nine months ended September 30, 2004 are not necessarily indicative of the operating results for the full fiscal year or for any other interim periods.

2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Supplemental Disclosure of Condensed Consolidated Cash Flow Information

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2004	2003	2004	2003
Cash paid for:
Interest	$46,296	$21,002	$93,487	$71,749

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

3) ACCOUNTING FOR STOCK OPTIONS:

We account for stock option plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation expense is recognized. The following schedule shows our net income (loss) and net earnings (loss) per share for the three and nine months ended September 30, 2004 and 2003, had compensation expense been determined consistent with the SFAS No. 123, “Accounting for Stock-Based Compensation.” The pro forma information presented below is based on several assumptions and should not be viewed as indicative of future periods.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except for per share data)	2004	2003	2004	2003
Net income (loss) applicable to common shares:
As reported	$2,184	$(41,140)	$(12,895)	$(51,223)
Fair value compensation expense	(692)	(773)	(2,077)	(2,319)

Pro forma	$1,492	$(41,913)	$(14,972)	$(53,542)

Net income (loss) per basic share:
As reported	$0.18	$(3.41)	$(1.05)	$(4.25)
Fair value compensation expense	(0.06)	(0.06)	(0.17)	(0.19)

Pro forma	$0.12	$(3.47)	$(1.22)	$(4.44)

Net income (loss) per diluted share:
As reported	$0.17	$(3.41)	$(1.05)	$(4.25)
Fair value compensation expense	(0.05)	(0.06)	(0.17)	(0.19)

Pro forma	$0.12	$(3.47)	$(1.22)	$(4.44)

4) LICENSES AND OTHER INTANGIBLE ASSETS:

Licenses consist of the cost of acquiring paging licenses and the value assigned to the Wireless Alliance personal communications services (“PCS”) licenses, other PCS licenses, local multipoint distribution service (“LMDS”) licenses, and cellular and PCS licenses acquired through acquisitions. Other intangibles, resulting primarily from acquisitions, include the value assigned to customer lists and goodwill. Amortization is computed using the straight-line method based on the estimated useful life of the asset. Customer lists are the only intangible asset with a definitive useful life; all others are considered to have indefinite useful lives under SFAS No. 142, which was effective for us January 1, 2002.

The components of licenses and other intangible assets are as follows (in thousands):

	September 30, 2004			December 31, 2003
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
Licenses	$626,137	$(46,997)	$579,140	$610,280	$(46,997)	$563,283
Other intangible assets:
Goodwill	395,278	(31,473)	363,805	392,269	(31,473)	360,796
Customer lists	144,416	(91,846)	52,570	142,616	(78,041)	64,575

Total	$1,165,831	$(170,316)	$995,515	$1,145,165	$(156,511)	$988,654

Customer list amortization expense for the three months ended September 30, 2004 and 2003 was approximately $4.6 million and $5.1 million, respectively. Customer list amortization expense for the nine months ended September 30, 2004 and 2003 was approximately $13.8 million and $15.4 million, respectively. Customer list amortization expense is estimated to be approximately $4.7 million for the three months ended December 31, 2004, $18.6 million per year in 2005 through 2006, $8.5 million in 2007 and $2.6 million in 2008.

Changes in carrying amount of goodwill and licenses for the nine months ended September 30, 2004 are as follows (in thousands):

	Licenses	Goodwill	Total
Balance as of December 31, 2003	$563,283	$360,796	$924,079
Acquisition (*)	15,857	3,009	18,866

Balance as of September 30, 2004	$579,140	$363,805	$942,945

(*) Acquisition cost, calculated on a preliminary basis, primarily reflects the AWE property swap completed in March 2004. The purchase price allocation of the final AWE property swap acquisition cost is expected during the fourth quarter of 2004.

We review goodwill and other indefinite-lived intangible assets for impairment based on the requirements of SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with this statement, goodwill is tested for impairment at the reporting unit level on an annual basis as of October 1st or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. In analyzing goodwill for potential impairment, we use projections of future cash flows from the reporting units. These projections are based on our views of growth rates and anticipated future economic conditions, the appropriate discount rates relative to risk, and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. If changes in growth rates, future economic conditions, discount rates, or estimates of residual values were to occur, goodwill may become impaired.

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

5) LONG-TERM LIABILITIES:

We had the following long-term liabilities outstanding (in thousands):

	September 30,	December 31,
	2004	2003
Credit agreement (1):
Revolver	$—	$—
Term Loan A	—	226,583
Term Loan B	—	124,656
Term Loan C	—	124,656
Term Loan D	—	22,634

	—	498,529
8¼% senior secured notes (1)	350,000	—
Floating rate senior secured notes (1)	160,000	—
9 7/8% senior notes	325,000	325,000
9¾% senior subordinated notes	300,000	300,000
9 5/8% senior subordinated notes	125,000	125,000
Derivative financial instruments	—	6,109

11 3/8% senior exchangeable preferred stock	174,176	254,676
Accrued dividends on 11 3/8% senior exchangeable preferred stock	29,064	18,521
12¼% junior exchangeable preferred stock	240,638	219,911
Deferred tax liability	15,651	15,651
Other	1,443	1,470

Long-term liabilities	$1,720,972	$1,764,867

(1)	The net proceeds from the offering of our Senior Secured Notes completed on March 25, 2004, together with some of our existing cash, were used to repay all outstanding obligations under our former credit agreement, to terminate interest rate swap agreements associated with the former credit agreement, and to pay fees and expenses associated with the notes offering and a revolving credit agreement.

Credit Agreement — As of September 30, 2004, we have $60 million in undrawn availability under our revolving credit agreement, which replaced our former credit agreement. The credit agreement is subject to various covenants, including the ratio of senior secured indebtedness to annualized operating cash flow (as defined in the credit agreement), the ratio of total indebtedness to annualized operating cash, and the ratio of annualized operating cash flow to interest expense. Although the credit agreement financial covenants are not applicable unless we draw against the credit facility, we were in compliance with all financial covenants at September 30, 2004.

Senior Secured Notes — In March 2004, we completed the placement of $350 million aggregate principal amount of our 8 1/4% senior secured notes due March 15, 2012 (“2012” notes”) and $160 million aggregate principal amount of our senior secured floating rate notes due March 15, 2010 (“2010 notes”). The effective interest rate on the 2010 notes was 6.38% at September 30, 2004. Interest on the 2010 notes is reset quarterly and payable on March 15, June 15, September 15, and December 15 of each year. Interest on the 2012 notes is payable on March 15 and September 15 of each year, beginning on September 15, 2004. We may redeem all or part of the 2010 notes on or after March 15, 2006 and all or part of the 2012 notes on or after March 15, 2008.

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

9 ¾% Senior Subordinated Notes - In 2002, we issued $300 million principal amount of 9 ¾% senior subordinated notes due 2010. Interest on the 9 ¾% senior subordinated notes is payable semi-annually on January 15 and July 15. The 9 ¾% senior subordinated notes will mature on January 15, 2010, and are redeemable, in whole or in part, at the option of RCC, at any time on or after January 16, 2006.

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

We did not declare or pay the cash dividends due in cash on the senior exchangeable preferred stock in:

•	August 2003

•	November 2003

•	February 2004

•	May 2004

•	August 2004

•	November 2004

We accrue the senior exchangeable preferred undeclared dividends by increasing the carrying amount of the senior exchangeable preferred. At September 30, 2004, we had accrued $29.1 million in undeclared dividends with respect to our senior exchangeable preferred stock, which will be payable at the senior preferred mandatory redemption date, if not sooner declared and paid.

Because RCC has failed to pay at least six quarterly dividends on the senior exchangeable preferred stock, the holders of such stock have the right to elect the lesser of two directors or the number of directors constituting 25% of the members of our board, if they so choose, by following the procedures as set forth in the certificate of designation.

Gain on redemption of preferred stock. During the nine months ended September 30, 2004, we repurchased 80,500 shares of our 11 3/8% senior exchangeable preferred stock, for $68.4 million. These shares had accrued $10.4 million in unpaid dividends. The corresponding $22.6 million gain on redemption of preferred shares, has been recorded as a reduction of interest expense.

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

6) FINANCIAL INSTRUMENTS

We recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. We used interest rate swaps to manage our interest rate exposure under our previous credit agreement. Changes in the fair values of those derivative instruments were recorded as “Other Comprehensive Income” when they qualified for hedge accounting and “Interest Expense” when they did not qualify for hedge accounting.

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

In connection with the repayment of our former credit facility in March 2004, we terminated our two remaining interest rate swaps, which had an aggregate notional amount of $284.0 million, for aggregate cash consideration of $7.6 million. Amounts previously recognized as unrealized losses in other comprehensive income, when hedge accounting was applied, were charged to interest expense in the first quarter of 2004.

RCC’s financial instruments’ estimated fair values and carrying amounts are set forth in the table below. Fair values are based on quoted market prices, if available.

	Carrying value		Estimated fair market value
	September 30,	December 31,	September 30,	December 31,
(Dollars in thousands)	2004	2003	2004	2003
Financial liabilities
Credit Agreement	$—	$525,723	$—	$524,201
8¼% senior secured notes	350,000	—	359,625	—
Floating rate senior secured notes	160,000	—	162,400	—
9 7/8% senior notes	325,000	325,000	321,750	344,297
9 5/8% senior subordinated notes	125,000	125,000	116,875	121,172
9 3/4% senior subordinated notes	300,000	300,000	264,000	288,938
11 3/8% senior exchangeable preferred stock	174,176	254,676	145,872	210,159
12¼% junior exchangeable preferred stock	240,638	219,911	147,992	150,639
Class M convertible preferred stock (1)	157,038	147,981	157,038	147,981
Class T convertible preferred stock (1)	8,898	8,671	8,898	8,671

	1,840,750	1,906,962	1,684,450	1,796,058
Derivative financial instruments
Interest rate swap agreements (2):
TD Securities (terminated March 15, 2004)	—	5,666	—	5,666
Fleet Bank (terminated March 15, 2004)	—	443	—	443

	—	6,109	—	6,109
Other long-term liabilities (3)	30,507	19,991	30,507	19,991

Total financial instrument liabilities.	$1,871,257	$1,933,062	$1,714,957	$1,822,158

(1)	These financial instruments are not actively traded and, therefore, the estimated fair market value is stated at the carrying value.

(2)	Recorded on our balance sheet at fair market value, with related changes in fair market value included in the statement of operations, and not accounted for as a hedge under SFAS No. 133.

(3)	Includes accrued dividends on 11 3/8% senior exchangeable preferred stock and Other long-term liabilities.

7) PREFERRED SECURITIES:

We have issued the following preferred stock with liquidation preferences of $1,000 per share:

				Other
			Conversion	features,	Number of	Accrued
	Mandatory	Dividend	price to	rights,	shares	dividends at
	Redemption	rate per	common	preferences	originally	September 30,
	Date	annum	stock	and powers	issued	2004	Total
	(Dollars in thousands except conversion price to common)
Class M Voting Convertible Preferred Stock	April 2012	8.000%	$53.000	Voting	110,000	$47,038	$157,038
Class T Convertible Preferred Stock	April 2020	4.000%	$50.631	Non-Voting	7,541	1,357	8,898

Total					117,541	$48,395	$165,936

Preferred security balance sheet reconciliation (in thousands):

As of
September 30, 2004
Preferred securities originally issued	$117,541
Accrued dividends	48,395
Unamortized issuance costs	(2,974)

$162,962

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

8) NET INTEREST EXPENSE

Components of interest expense are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2004	2003	2004	2003
Interest expense on credit agreement	$—	$8,920	$4,884	$36,579
Interest expense on senior secured notes	9,564	—	19,878	—
Interest expense on senior notes	8,023	5,349	24,070	5,349
Interest expense on senior subordinated notes	10,320	10,320	30,961	30,961
Amortization of debt issuance costs	1,148	1,303	3,518	3,422
Write-off of debt issuance costs	269	5,942	12,605	5,942
Senior and junior preferred stock dividends	13,331	13,784	42,111	13,784
Effect of derivative instruments	(172)	(1,896)	5,380	(1,253)
Gain on redemption of senior exchangeable preferred stock	(7,296)	—	(22,572)	—
Other	(58)	1,446	1,049	1,446

	$35,129	$45,168	$121,884	$96,230

9) GUARANTOR/NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Our obligations under the Senior Secured Floating Rate Notes due 2010 and 8 1/4% Senior Secured Notes due 2012 are senior secured obligations and are fully and unconditionally guaranteed on a senior, secured, second-priority basis by certain of our subsidiaries. Wireless Alliance, LLC is not a guarantor of the notes.

We account for our investment in subsidiaries using the equity method for purposes of the supplemental consolidating presentation. The principal elimination entries eliminate investments in subsidiaries and inter-company balances and transactions.

The financial accounting records of RGI Group, Inc. (“RGI”), a guarantor subsidiary, are not maintained on a stand-alone basis and accordingly, are included in the parent company financial presentation. RGI’s assets were approximately $7 million as of September 30, 2004, and December 31, 2003.

The following consolidating financial information as of the dates and for the periods indicated of Rural Cellular Corporation (the Parent), our guarantor subsidiaries, and our non-guarantor subsidiaries reflects all inter-company revenue and expense.

Balance Sheet Information as of September 30, 2004 (unaudited)
(In thousands, except per share data):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$61,923	$1,491	$13	$—	$63,427
Accounts receivable, less allowance for doubtful accounts	17,994	38,739	1,907	—	58,640
Inventories	2,043	5,073	244	—	7,360
Other current assets	2,238	2,332	55	—	4,625

Total current assets	84,198	47,635	2,219	—	134,052

PROPERTY AND EQUIPMENT, less accumulated depreciation	62,890	186,601	10,619	—	260,110

LICENSES AND OTHER ASSETS:
Licenses	—	570,461	8,679	—	579,140
Goodwill	3,262	360,543	—	—	363,805
Customer lists	1,345	51,225	—	—	52,570
Deferred debt issuance costs, less accumulated amortization	31,216	—	—	—	31,216
Investment in consolidated subsidiaries	1,136,987	1,578	—	(1,138,565)	—
Other assets, less accumulated amortization	3,525	21,069	2,593	(20,951)	6,236

Total licenses and other assets	1,176,335	1,004,876	11,272	(1,159,516)	1,032,967

	$1,323,423	$1,239,112	$24,110	$(1,159,516)	$1,427,129

CURRENT LIABILITIES:
Accounts payable	$21,421	$15,207	$857	$—	$37,485
Current portion of long-term debt	80	—	—	—	80
Advance billings and customer deposits	2,362	9,037	314	—	11,713
Accrued interest	21,377	—	—	—	21,377
Other accrued expenses	31,942	52,158	36	(74,348)	9,788

Total current liabilities	77,182	76,402	1,207	(74,348)	80,443

LONG-TERM LIABILITIES	1,706,693	1,849,058	40,158	(1,874,937)	1,720,972

Total liabilities	1,783,875	1,925,460	41,365	(1,949,285)	1,801,415

REDEEMABLE PREFERRED STOCK	162,962	—	—	—	162,962

SHAREHOLDERS’ EQUITY (DEFICIT):
Class A common stock; $.01 par value; 200,000 shares authorized, 11,715 issued	117	918	—	(918)	117
Class B common stock; $.01 par value; 10,000 shares authorized, 539 issued	5	—	—	—	5

Additional paid-in capital	192,608	349	31,679	(32,028)	192,608

Accumulated earnings (deficit)	(818,651)	(687,615)	(48,934)	822,715	(732,485)

Accumulated other comprehensive income	2,507	—	—	—	2,507

Total shareholders’ equity (deficit)	(623,414)	(686,348)	(17,255)	789,769	(537,248)

	$1,323,423	$1,239,112	$24,110	$(1,159,516)	$1,427,129

Balance Sheet Information as of December 31, 2003 (in thousands, except per share data):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$141,263	$1,266	$18	$—	$142,547
Accounts receivable, less allowance for doubtful accounts	19,472	36,577	1,694	—	57,743
Inventories	1,774	5,971	292	—	8,037
Other current assets	2,269	1,909	81	—	4,259
Assets of operations held for sale	—	3,189	—	—	3,189

Total current assets	164,778	48,912	2,085	—	215,775

PROPERTY AND EQUIPMENT, less accumulated depreciation	54,543	159,193	12,466	—	226,202

LICENSES AND OTHER ASSETS:
Licenses	8,656	545,948	8,679	—	563,283
Goodwill	3,262	357,534	—	—	360,796
Customer lists	1,578	62,997	—	—	64,575
Deferred debt issuance costs, less accumulated amortization	34,479	—	—	—	34,479
Long-term assets of operations held for sale	—	50,153	—	—	50,153
Investments in consolidated subsidiaries	1,165,135	1,354	—	(1,166,489)	—
Other assets, less accumulated amortization	2,864	21,063	2,819	(20,951)	5,795

Total licenses and other assets	1,215,974	1,039,049	11,498	(1,187,440)	1,079,081

	$1,435,295	$1,247,154	$26,049	$(1,187,440)	$1,521,058

CURRENT LIABILITIES:
Accounts payable	$28,076	$16,621	$1,111	$—	$45,808
Current portion of long-term debt	27,262	—	—	—	27,262
Advance billings and customer deposits	2,262	7,921	271	—	10,454
Accrued interest	34,084	—	—	—	34,084
Other accrued expenses	33,607	32,872	113	(55,316)	11,276
Liabilities of operations held for sale	—	756	—	—	756

Total current liabilities	125,291	58,170	1,495	(55,316)	129,640
LONG-TERM LIABILITIES	1,750,587	1,844,934	42,196	(1,872,850)	1,764,867

Total liabilities	1,875,878	1,903,104	43,691	(1,928,166)	1,894,507

REDEEMABLE PREFERRED STOCK	153,381	—	—	—	153,381

SHAREHOLDERS’ DEFICIT:
Class A common stock; $.01 par value; 200,000 shares authorized, 11,522 issued	115	918	—	(918)	115
Class B common stock; $.01 par value; 10,000 shares authorized, 552 issued	6	—	—	—	6

Additional paid-in capital	192,423	349	31,679	(32,028)	192,423

Accumulated earnings (deficit)	(786,724)	(657,217)	(49,321)	773,672	(719,590)

Accumulated other comprehensive income	216	—	—	—	216

Total shareholders’ equity (deficit)	(593,964)	(655,950)	(17,642)	740,726	(526,830)

	$1,435,295	$1,247,154	$26,049	$(1,187,440)	$1,521,058

Statement of Operations information for the Three Months Ended September 30, 2004
(unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUE:
Service	$22,969	$71,764	$2,425	$(65)	$97,093
Roaming	5,614	22,435	1,693	(3)	29,739
Equipment	1,668	3,717	204	—	5,589

Total revenue	30,251	97,916	4,322	(68)	132,421

OPERATING EXPENSES:
Network costs, excluding depreciation	4,680	22,453	700	(65)	27,768
Cost of equipment sales	2,517	7,234	284	—	10,035
Selling, general and administrative	8,703	25,013	1,275	(3)	34,988
Depreciation and amortization	4,138	14,446	890	—	19,474

Total operating expenses	20,038	69,146	3,149	(68)	92,265

OPERATING INCOME	10,213	28,770	1,173	—	40,156

OTHER INCOME (EXPENSE):
Interest expense	(35,102)	(42,957)	(570)	43,500	(35,129)
Interest and dividend income	43,924	—	—	(43,500)	424
Inter-company charges	(7,874)	7,874	—	—	—
Equity in subsidiaries	(11,020)	—	—	11,020	—
Other	—	(14)	—	—	(14)

Other expense, net	(10,072)	(35,097)	(570)	11,020	(34,719)

NET INCOME (LOSS) BEFORE INCOME TAXES	141	(6,327)	603	11,020	5,437

INCOME TAX PROVISION (BENEFIT)	289	5,294	—	(5,583)	—

NET INCOME (LOSS)	(148)	(11,621)	603	16,603	5,437

PREFERRED STOCK DIVIDEND	(3,253)	—	—	—	(3,253)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(3,401)	$(11,621)	$603	$16,603	$2,184

Statement of Operations information for the Three Months Ended September 30, 2003
(unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUE:
Service	$18,356	$71,953	$2,263	$(42)	$92,530
Roaming	4,211	32,480	912	(5)	37,598
Equipment	1,614	4,515	333	—	6,462

Total revenue	24,181	108,948	3,508	(47)	136,590

OPERATING EXPENSES:
Network costs, excluding depreciation	4,330	19,506	824	(47)	24,613
Cost of equipment sales	1,990	7,402	420	—	9,812
Selling, general and administrative	7,763	24,213	1,476	—	33,452
Depreciation and amortization	3,772	14,841	851	—	19,464
Loss on assets held for sale	—	42,244	—	—	42,244

Total operating expenses	17,855	108,206	3,571	(47)	129,585

OPERATING INCOME	6,326	742	(63)	—	7,005

OTHER INCOME (EXPENSE):
Interest expense	(45,154)	(27,094)	(575)	27,655	(45,168)
Interest and dividend income	27,738	16	—	(27,655)	99
Inter-company charges	(4,791)	4,902	(111)	—	—
Equity in subsidiaries	(25,476)	—	—	25,476	—
Other	(11)	(46)	—	—	(57)

Other expense, net	(47,694)	(22,222)	(686)	25,476	(45,126)

NET INCOME (LOSS) BEFORE INCOME TAXES	(41,368)	(21,480)	(749)	25,476	(38,121)

INCOME TAX PROVISION (BENEFIT)	(93)	3,243	—	(3,150)	—

NET INCOME (LOSS)	(41,275)	(24,723)	(749)	28,626	(38,121)

PREFERRED STOCK DIVIDEND	(3,019)	—	—	—	(3,019)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(44,294)	$(24,723)	$(749)	$28,626	$(41,140)

Statement of Operations information for the Nine Months Ended September 30, 2004 (unaudited)
(in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUE:
Service	$63,776	$210,256	$6,786	$(161)	$280,657
Roaming	11,210	65,812	4,729	(6)	81,745
Equipment	4,071	11,768	611	—	16,450

Total revenue	79,057	287,836	12,126	(167)	378,852

OPERATING EXPENSES:
Network costs, excluding depreciation	12,826	61,770	2,641	(164)	77,073
Cost of equipment sales	5,852	23,906	869	—	30,627
Selling, general and administrative	24,091	70,543	3,854	(3)	98,485
Depreciation and amortization	11,265	41,479	2,645	—	55,389

Total operating expenses	54,034	197,698	10,009	(167)	261,574

OPERATING INCOME	25,023	90,138	2,117	—	117,278

OTHER INCOME (EXPENSE):
Interest expense	(121,791)	(122,578)	(1,730)	124,215	(121,884)
Interest and dividend income	125,581	4	—	(124,215)	1,370
Inter-company charges	(20,848)	20,848	—	—	—
Equity in subsidiaries	(30,011)	—	—	30,011	—
Other	(6)	(72)	—	—	(78)

Other expense, net	(47,075)	(101,798)	(1,730)	30,011	(120,592)

NET INCOME (LOSS) BEFORE INCOME TAXES	(22,052)	(11,660)	387	30,011	(3,314)

INCOME TAX PROVISION (BENEFIT)	294	18,738	—	(19,032)	—

NET INCOME (LOSS)	(22,346)	(30,398)	387	49,043	(3,314)

PREFERRED STOCK DIVIDEND	(9,581)	—	—	—	(9,581)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(31,927)	$(30,398)	$387	$49,043	$(12,895)

Statement of Operations information for the Nine Months Ended September 30, 2003 (unaudited)
(in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUE:
Service	$53,138	$204,544	$6,779	$(104)	$264,357
Roaming	11,179	84,736	2,545	(11)	98,449
Equipment	3,106	10,895	764	—	14,765

Total revenue	67,423	300,175	10,088	(115)	377,571

OPERATING EXPENSES:
Network costs, excluding depreciation	12,947	58,239	2,346	(115)	73,417
Cost of equipment sales	4,869	20,937	1,130	—	26,936
Selling, general and administrative	22,438	69,862	4,119	—	96,419
Depreciation and amortization	11,853	44,946	2,418	—	59,217
Loss on assets held for sale	—	42,244	—	—	42,244

Total operating expenses	52,107	236,228	10,013	(115)	298,233

OPERATING INCOME	15,316	63,947	75	—	79,338

OTHER INCOME (EXPENSE):
Interest expense	(96,024)	(82,109)	(1,715)	83,618	(96,230)
Interest and dividend income	84,134	23	—	(83,618)	539
Inter-company charges	(11,199)	11,543	(344)	—	—
Equity in subsidiaries	(24,229)	—	—	24,229	—
Other	984	(53)	—	—	931

Other expense, net	(46,334)	(70,596)	(2,059)	24,229	(94,760)

NET INCOME (LOSS) BEFORE INCOME TAXES	(31,018)	(6,649)	(1,984)	24,229	(15,422)

INCOME TAX PROVISION (BENEFIT)	(93)	15,593	—	(15,500)	—

NET INCOME (LOSS)	(30,925)	(22,242)	(1,984)	39,729	(15,422)

PREFERRED STOCK DIVIDEND	(35,801)	—	—	—	(35,801)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(66,726)	$(22,242)	$(1,984)	$39,729	$(51,223)

Statements of cash flows information for Nine Months Ended September 30, 2004
(unaudited) (in thousands):

		Guarantor	Non+Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(22,346)	$(30,398)	$387	$49,043	$(3,314)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	11,265	41,479	2,645	—	55,389
Loss on write-off of debt and preferred stock issuance costs	12,605	—	—	—	12,605
Gain on redemption of preferred stock	(22,573)	—	—	—	(22,573)
Adjustments of interest rate derivatives to fair market value	4,339	—	—	—	4,339
Non-cash preferred stock dividends	21,144	—	—	—	21,144
Tax adjustments	—	(19,031)	—	19,031	—
Other	3,813	2,160	(42)	—	5,931
Change in other operating elements:
Accounts receivable	1,478	822	(212)	—	2,088
Inventories	(269)	1,067	48	—	846
Other current assets	31	(418)	26	—	(361)
Accounts payable	(6,655)	(1,918)	(254)	—	(8,827)
Advance billings and customer deposits	101	976	43	—	1,120
Accrued preferred stock dividends	20,967	—	—	—	20,967
Other accrued liabilities	(14,690)	(114)	(77)	—	(14,881)

Net cash provided by (used in) operating activities	9,210	(5,375)	2,564	68,074	74,473

INVESTING ACTIVITIES:
Purchases of property and equipment	(19,356)	(41,717)	(529)	—	(61,602)
Proceeds from property exchange, net	(414)	13,987	—	—	13,573
Proceeds from sale of property and equipment	18	36	—	—	54
Other	21	(17)	—	—	4

Net cash used in investing activities	(19,731)	(27,711)	(529)	—	(47,971)

FINANCING ACTIVITIES:
Change in parent company receivable and payable	36,803	33,311	(2,040)	(68,074)	—
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	187	—	—	—	187
Repayments of long-term debt under the credit agreement	(525,724)	—	—	—	(525,724)
Proceeds from issuance of 8 1/4% senior secured notes	350,000	—	—	—	350,000
Proceeds from issuance of variable rate notes	160,000	—	—	—	160,000
Redemption of preferred stock	(68,351)	—	—	—	(68,351)
Payments to settle interest rate swaps	(7,645)	—	—	—	(7,645)
Payments of debt issuance costs	(13,928)	—	—	—	(13,928)
Other	(161)	—	—	—	(161)

Net cash provided by (used in) financing activities	(68,819)	33,311	(2,040)	(68,074)	(105,622)

NET (DECREASE) INCREASE IN CASH	(79,340)	225	(5)	—	(79,120)

CASH AND CASH EQUIVALENTS, at beginning of year	141,263	1,266	18	—	142,547

CASH AND CASH EQUIVALENTS, at end of period	$61,923	$1,491	$13	$—	$63,427

Statements of Cash Flows information for the Nine Months Ended September 30, 2003
(unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(30,925)	$(22,242)	$(1,984)	$39,729	$(15,422)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	11,853	44,946	2,418	—	59,217
Loss on write-off of debt and preferred stock issuance costs	5,942	—	—	—	5,942
Adjustments of interest rate derivatives to fair market value	(141)	—	—	—	(141)
Non-cash preferred stock dividends	—	—	—	—	—
Tax adjustments	—	(15,500)	—	15,500	—
Loss on assets held for sale	—	42,244	—	—	42,244
Other	2,410	896	—	—	3,306
Change in other operating elements:
Accounts receivable	(5,458)	(6,019)	134	—	(11,343)
Inventories	386	1,135	143	—	1,664
Other current assets	(1,038)	229	89	—	(720)
Accounts payable	1,809	(3,347)	(257)	—	(1,795)
Advance billings and customer deposits	(91)	974	(345)	—	538
Accrued preferred stock dividends	13,784	—	—	—	13,784
Other accrued liabilities	1,369	175	(144)	—	1,400

Net cash provided by operating activities	(100)	43,491	54	55,229	98,674

INVESTING ACTIVITIES:
Purchases of property and equipment	(8,014)	(22,297)	(2,305)	—	(32,616)
Proceeds from property exchange, net	—	—	—	—	—
Proceeds from sale of property and equipment	73	275	—	—	348
Other	2	—	—	—	2

Net cash used in investing activities	(7,939)	(22,022)	(2,305)	—	(32,266)

FINANCING ACTIVITIES:
Change in parent company receivable and payable	68,140	(15,156)	2,245	(55,229)	—
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	116	—	—	—	116
Proceeds from issuance of long-term debt under the credit agreement	120,000	—	—	—	120,000
Proceeds from issuance of 9 7/8% senior notes	325,000	—	—	—	325,000
Repayments of long-term debt under the credit agreement	(373,128)	(6,500)	—	—	(379,628)
Repayment of swaption	(34,184)	—	—	—	(34,184)
Proceeds from unwinding hedge agreements	2,300	—	—	—	2,300
Payments of debt issuance costs	(12,860)	—	—	—	(12,860)
Other	(845)	—	—	—	(845)

Net cash provided by (used in) financing activities	94,539	(21,656)	2,245	(55,229)	19,899

NET INCREASE IN CASH	86,500	(187)	(6)	—	86,307

CASH AND CASH EQUIVALENTS, at beginning of year	52,262	1,492	34	—	53,788

CASH AND CASH EQUIVALENTS, at end of period	$138,762	$1,305	$28	$—	$140,095

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

We are a wireless communications service provider focusing primarily on rural markets in the United States. Our principal operating objective is to increase revenue and achieve profitability through increased penetration in existing wireless markets.

Our operating regions include portions of five states in the Northeast, two states in the Northwest, four states in the Midwest, and three states in the South. Within each of our four regions, we have deployed a strong local sales and customer service presence in the communities we serve, which we believe, when coupled with the comprehensive coverage of our network, contributes to our competitiveness. Our marketed networks covered a total population of approximately 6.3 million POPs and served approximately 658,000 voice customers, excluding wholesale customers, as of September 30, 2004.

We believe our market characteristics and network quality make us an attractive roaming partner for other wireless communications service providers. We have preferred roaming relationships with Cingular Wireless, LLC, T-Mobile, and Verizon Wireless in our various regions.

We began a next generation network overlay process in late 2003, which we expect to be substantially complete in 2005. We are also pursuing a strategy of expanding our network coverage in all of our regions, which will, upon completion, increase our cell sites and increase our total marketed POPs. We believe our network overlay and expansion efforts will improve our customer competitiveness in addition to providing our roaming partners greater access to our networks.

Summary of three months ended September 30, 2004

Our third quarter operating highlights reflect progress on our next generation network buildouts, transition of the acquired AT&T Wireless, Inc. (“AWE”) operations in our South Region, wireless number portability compliance, Eligible Telecommunication Carrier (“ETC”) certification in Kansas and in the remaining rural counties of Vermont, and additional repurchases of senior preferred stock.

Service revenue increased 4.9% to $97.1 million. LSR increased to $48 for the third quarter of 2004 as compared with $45 last year. The increase in LSR largely reflects increased levels of USF support in the third quarter of 2004 as compared to third quarter of 2003.

During the three months ended September 30, 2004, our total customers decreased by 1,944 to 739,563 at September 30, 2004 as compared to 741,507 at June 30, 2004. We believe the reasons contributing to the decline in customers include:

•	The transitional stage of our networks, products and services,

•	The transition to a unified brand name across all regions, and

•	“Wireless local number portability.”

Roaming revenue for the three months ended September 30, 2004 was $29.7 million as compared to $37.6 million in the three months ended September 30, 2003. We expected lower roaming revenue this year primarily because of the Oregon 4 property swap with AWE, which occurred in March 2004. During the three months ended September 30, 2003, Oregon 4 provided approximately $3.4 million in roaming revenue. Also contributing to the decline in roaming revenue was outcollect roaming yield for the quarter, which was $0.16 per minute as compared to $0.21 per minute last year. We expect outcollect roaming revenues for all of 2004 to be in the $110 million range as compared to actual results of $131.9 million in 2003.

We believe the accelerated transition by our national roaming partners to next generation handsets negatively impacted roaming revenue during the three and nine months ended September 30, 2004 which is challenging us to complete our GSM networks as quickly as we can. Based on the experience of other wireless carriers, we may encounter technical difficulties and expense in migrating our customers to the new technology, the extent of which we cannot predict. At September 30, 2004, approximately 40% of all of our cell sites have next generation technology.

We expect capital spending for 2004 to be approximately $100 million as compared to $54 million in 2003. Through September 30, 2004, capital expenditures totaled $61.6 million.

During the quarter, we repurchased 22,750 shares of our 11 3/8% senior exchangeable preferred stock for $19.0 million, resulting in a $7.3 million gain on redemption of preferred shares.

Our revenue primarily consists of service, roaming, and equipment revenue, each of which is described below:

Operating revenue

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

Operating expense

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

expect to continue these discounts and promotions because we believe they contribute to our competitive service offering and, consequently, increase service revenue.

•	Selling, general and administrative (“SG&A”) expenses include salaries, benefits, and operating expenses such as marketing, commissions, customer support, accounting, administration, and billing. We also include in SG&A charges to our customers for USF contributions, which are offset by a corresponding increase in service revenue.

•	Depreciation and amortization represents the costs associated with the depreciation of fixed assets and the amortization of customer lists. In 2003 and in the first quarter of 2004, we also included the depreciation of the capitalized cost of handsets leased to customers.

Other expenses

In addition to the operating expenses discussed above, RCC also incurs other expenses, primarily interest and dividends on preferred stock.

•	Interest expense primarily results from borrowings under our credit agreement and the issuance of outstanding notes and exchangeable preferred stock, the proceeds of which were used to finance acquisitions, repay other borrowings, and further develop our wireless network.

Interest expense includes the following:

•	Interest expense on credit facility

•	Interest expense on the senior secured notes

•	Interest expense on the senior subordinated notes

•	Interest expense on senior notes

•	Amortization of debt issuance costs

•	Early extinguishment of debt issuance costs

•	Dividends on senior and junior exchangeable preferred stock after June 30, 2003

•	Gain (loss) on derivative instruments

•	Gain (loss) on redemption of preferred stock

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

Customer base

Our customer base includes three types of customers: postpaid, wholesale, and prepaid. Postpaid customers account for the largest portion of our customer base, at 86.1%. These customers pay a monthly access fee for a wireless service plan that generally includes a fixed number of minutes and certain service features. In addition to the monthly access fee, these customers are typically billed in arrears for long-distance charges, roaming charges, and minutes of use exceeding the rate plans. Our wholesale customers are similar to our postpaid customers in that they pay monthly fees to utilize our network and services; however, the customers are billed by a third party (reseller), who has effectively resold our service to the end user (customer). We in turn bill the third party for the monthly usage of the end user. The wholesale base accounts for 11.1% of our total customer base. Our prepaid customers account for 2.8% of our customer base.

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

Our critical accounting policies and estimates include our unbilled services revenues; allowances for doubtful accounts; the estimates used in determining the useful lives and valuation allowances of our property, plant, and equipment; fair values and related impairments of property, plant, and equipment, goodwill, licensing costs, and investments in and advances to unconsolidated subsidiaries; and legal and tax contingencies. For a detailed discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2003. There have been no material changes in the application of our critical accounting policies and estimates subsequent to the report.

RESULTS OF OPERATIONS

The following tables present certain consolidated statement of operations data as a percentage of total revenue as well as other operating data for the periods indicated.

	Three months ended September 30,				Nine months ended September 30,
	2004		2003		2004		2003
		%		%		%		%
(in thousands)	Actual	of revenue	Actual	of revenue	Actual	of revenue	Actual	of revenue
REVENUE:
Service	$97,093	73.3%	$92,530	67.8%	$280,657	74.1%	$264,357	70.0%
Roaming	29,739	22.5	37,598	27.5	81,745	21.6	98,449	26.1
Equipment	5,589	4.2	6,462	4.7	16,450	4.3	14,765	3.9

Total revenue	132,421	100.0	136,590	100.0	378,852	100.0	377,571	100.0

OPERATING EXPENSES:
Network costs	27,768	21.0	24,613	18.0	77,073	20.3	73,417	19.4
Cost of equipment sales	10,035	7.6	9,812	7.2	30,627	8.1	26,936	7.1
Selling, general and administrative	34,988	26.4	33,452	24.5	98,485	26.0	96,419	25.5
Depreciation and amortization	19,474	14.7	19,464	14.2	55,389	14.6	59,217	15.7
Loss on assets held for sale	—	—	42,244	30.9	—	—	42,244	11.2

Total operating expenses	92,265	69.7	129,585	94.8	261,574	69.0	298,233	78.9

OPERATING INCOME	40,156	30.3	7,005	5.2	117,278	31.0	79,338	21.1

OTHER INCOME (EXPENSE):
Interest expense	(35,129)	(26.5)	(45,168)	(33.1)	(121,884)	(32.2)	(96,230)	(25.5)
Interest and dividend income	424	0.3	99	0.1	1,370	0.4	539	0.1
Other	(14)	0.0	(57)	0.0	(78)	0.0	931	0.2

Other expense, net	(34,719)	(26.2)	(45,126)	(33.0)	(120,592)	(31.8)	(94,760)	(25.1)

NET INCOME (LOSS)	5,437	4.1	(38,121)	(27.8)	(3,314)	(0.8)	(15,422)	(4.0)

PREFERRED STOCK DIVIDEND	(3,253)	(2.5)	(3,019)	(2.2)	(9,581)	(2.5)	(35,801)	(9.5)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$2,184	1.6%	$(41,140)	(30.0)%	$(12,895)	(3.3)%	$(51,223)	(13.5)%

Consolidated Operating Data:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Penetration (1) (2)	10.5%	11.4%	10.5%	11.4%
Retention (3)	97.8%	97.9%	98.0%	98.1%
Average monthly revenue per customer (4)	$63	$64	$60	$60
Average monthly revenue per customer, less incollect cost (4)	$57	$58	$54	$54
Local service revenue per customer (5)	$48	$45	$46	$43
Acquisition cost per customer (6)	$442	$401	$428	$414

Voice customers at period end
Postpaid			636,655	653,491
Prepaid			21,018	24,427
Wholesale			81,890	62,566

Total customers			739,563	740,484

Direct Marketed POPs (1)
RCC Cellular			5,525,000	5,208,000
Wireless Alliance			754,000	754,000

Total POPs			6,279,000	5,962,000

(1)	Reflects 2000 U.S. Census Bureau data updated for December 2002.

(2)	Represents the ratio of wireless voice customers, excluding wholesale customers, at the end of the period to population served (“POPs”).

(3)	Determined for each period by dividing total postpaid wireless voice customers discontinuing service during such period by the average postpaid wireless voice customers for such period (customers at the beginning of the period plus customers at the end of the period, divided by two), dividing that result by the number of months in the period, and subtracting such result from one.

(4)	Determined for each period by dividing service revenue (not including pass-through regulatory fees) and roaming revenue by the monthly average postpaid customers for such period.

(5)	Determined for each period by dividing service revenue (not including pass-through regulatory fees) by the monthly average postpaid customers for such period.

(6)	Determined for each period by dividing selling and marketing expenses, net costs of equipment sales, and depreciation of rental telephone equipment by the gross postpaid wireless voice customers added during such period.

Three months ended September 30, 2004 and 2003

Revenue

Operating Revenue:

	Three months ended September 30,
			$ Increase	% Increase
(In thousands)	2004	2003	(Decrease)	(Decrease)
Service	$97,093	$92,530	$4,563	4.9%
Roaming	29,739	37,598	(7,859)	(20.9)
Equipment	5,589	6,462	(873)	(13.5)

Total revenue	$132,421	$136,590	$(4,169)	(3.1)%

Service Revenue. Service revenue growth for the three months ended September 30, 2004, reflects Universal Service Fund (“USF”) support subsidies increasing to $7.6 million as compared to $2.2 million for the three months ended September 30, 2003. Service revenue was also impacted by the 921 net customer decrease since September 30, 2004. For the three months ended September 30, 2004, LSR increased to $48 as compared to $45 for the three months ended September 30, 2003. The increase in LSR largely reflects increased levels of USF support in the third quarter of 2004 as compared to third quarter of 2003. We expect total USF subsidies in the low to mid $20 million range for all of 2004.

Our customer USF pass-through charges were $3.2 million during the three months ended September 30, 2004 as compared to $2.7 million during the three months ended September 30, 2003.

Customers. Total customers declined by 1,944 in the three months ended September 30, 2004 as compared to customers increasing by 1,469 in the three months ended September 30, 2003. During the three months ended September 30, 2004, postpaid retention was 97.8% as compared to 97.9% in the three months ended September 30, 2003. We believe the reasons contributing to the decline in customers during the three months ended September 30, 2004 include:

•	The transitional stage of our networks, products and services,

•	The transition to a unified brand name across all regions, and

•	“Wireless local number portability.”

Our total customers decreased to 739,563 at September 30, 2004 as compared to 740,484 at September 30, 2003, primarily due to the transfer of 35,091 Oregon RSA 4 customers to AWE on March 1, 2004. As part of the completed property exchange, we received from AWE operations in Alabama and Mississippi, including 13,837 customers. Wireless Alliance accounted for 14,343 of our total customers at September 30, 2004.

Roaming Revenue. The 20.9% decrease in roaming revenue primarily reflects the effect of the transfer of our Northwest Region Oregon 4 (“Oregon 4”) service area to AWE on March 1, 2004 together with a decline in outcollect yield for the three months ended September 30, 2004 to $0.16 per minute as compared to $0.21 per minute in 2003. We expect outcollect roaming yield for all of 2005 to be in the $0.14 range.

During the three months ended September 30, 2003, Oregon 4 provided approximately $3.4 million in roaming revenue. For the full year of 2003, the Oregon 4 service area generated approximately $15 million of roaming revenue, most of which will not be fully replaced in 2004 by customers in our new South territories.

Also impacting roaming revenues during the three months ended September 30, 2004 is the accelerated transition by our national roaming partners to next generation handsets. Since our next-generation networks are not fully completed, we believe we may have missed opportunities for roaming minutes.

We have roaming agreements in our markets with various national carriers and have signed the following nationwide roaming agreements:

•	Cingular, which is effective through December 2009,

•	T-Mobile, which is effective through December 2007, and

•	Verizon, which is effective through December 2007.

Outcollect yields under these agreements will continue to decline over the terms of the agreements. In certain markets, these decreases may be offset by increases in outcollect minutes.

Under these agreements, we are able to attain preferred roaming status by overlaying our existing TDMA networks with GSM/GPRS or CDMA technologies. Our Northeast, Northwest and South networks are currently being overlaid with GSM/GPRS technology, while our Midwest region network is being overlaid with CDMA technology. We expect to have these technology conversions substantially completed during 2005.

Equipment Revenue. Equipment revenue decreased 13.5% to $5.6 million in the three months ended September 30, 2004 as compared to $6.5 million in three months ended September 30, 2003. The primary contributor to decreased equipment revenue was a decline in equipment reselling activities during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003.

Operating Expenses

	Three months ended September 30,
			$ Increase	% Increase
(In thousands)	2004	2003	(Decrease)	(Decrease)
Network cost
Incollect cost	$12,322	$11,317	$1,005	8.9%
Other network cost	15,446	13,296	2,150	16.2%

	27,768	24,613	3,155	12.8%

Cost of equipment sales	10,035	9,812	223	2.3%
Selling, general and administrative	34,988	33,452	1,536	4.6%
Impairment change	—	42,244	(42,244)	N/A
Depreciation and amortization	19,474	19,464	10	0.1%

Total operating expenses	$92,265	$129,585	$(37,320)	(28.8)%

Network Cost. Network cost, as a percentage of total revenues, increased to 21.0% in the three months ended September 30, 2004 as compared to 18.0% in the three months ended September 30, 2003. Our network cost increased 12.8% to $27.8 million for the quarter, reflecting additional costs of next generation network overlays, additional costs resulting from the AWE property exchange and an 8.9% increase in incollect cost to $12.3 million.

Cost of Equipment Sales. Cost of equipment sales increased 2.3% to $10.0 million, primarily reflecting moderate levels of TDMA and next generation handset migration during the quarter. As a percentage of revenue, cost of equipment sales for the three months ended September 30, 2004 increased to 7.6% as compared to 7.2% in the three months ended September 30, 2003.

Selling, General and Administrative. During the three months ended September 30, 2004, SG&A increased 4.6% to $35.0 million as compared to the three months ended September 30, 2003, primarily reflecting increased sales and marketing costs. The increase in sales and marketing costs relates to the market launch of next-generation technology products together with costs relating to brand name consolidation. Regulatory pass-through fees for the three months ended September 30, 2004 and 2003 were $3.4 million and $3.1 million, respectively.

Components of SG&A are as follows:

	Three months ended September 30,
			$ Increase	% Increase
(in thousands)	2004	2003	(Decrease)	(Decrease)
General and administrative	$15,270	$15,307	$(37)	(0.2)%
Sales and marketing	13,864	12,788	1,076	8.4%
Bad debt	2,485	2,298	187	8.1%
Regulatory pass-through fees	3,369	3,059	310	10.1%

	$34,988	$33,452	$1,536	4.6%

In February 2004, we signed a multi-year agreement with Amdocs Software Systems Limited to be our billing system provider for most next generation customers and expect these services to commence starting in the first quarter of 2005. Our customers will be converted to this system throughout 2005. There will likely be a period during which our existing billing function and our upgraded billing function will run in tandem as we transition from one system to the other. Following completion of the upgrade, to the extent that agreements relating to current systems and services are still in effect, we may encounter duplication of some expenses.

Depreciation and Amortization. Depreciation expense was unchanged at $19.5 million for both the three months ended September 30, 2004 and the three months ended September 30, 2003. RCC did not incur phone service depreciation expense during the three months ended September 30, 2004 as compared to $1.6 million during the three months ended September 30, 2003. Offsetting the absence of phone service depreciation were increases in depreciation relating to next generation network overlays and $193,000 additional depreciation expense related to the accelerated depreciation of TDMA equipment. As of September 30, 2004, our network had 823 cell sites.

Other Income (Expense)

Interest Expense. Interest expense for the three months ended September 30, 2004, decreased 22.2% to $35.1 million as compared to $45.2 million in the three months ended September 30, 2003. This decrease primarily reflects the $7.3 million gain on redemption of senior exchangeable preferred stock during the three months ended September 30, 2004. RCC did not repurchase senior exchangeable preferred stock during the three months ended September 30, 2003. Partially offsetting gains on senior exchangeable preferred stock were higher interest costs under our senior secured notes, whose proceeds were used to pay down our previous credit facility in March 2004.

Components of interest expense are as follows:

	Three months ended
	September 30,
(in thousands)	2004	2003
Interest expense on credit agreement	$—	$8,920
Interest expense on senior secured notes	9,564	—
Interest expense on senior notes	8,023	5,349
Interest expense on senior subordinated notes	10,320	10,320
Amortization of debt issuance costs	1,148	1,303
Write-off of debt issuance costs	269	5,942
Senior and junior preferred stock dividends	13,331	13,784
Effect of derivative instruments	(172)	(1,896)
Gain on redemption of senior exchangeable preferred stock	(7,296)	—
Other	(58)	1,446

	$35,129	$45,168

Gain on redemption of preferred stock. During the three months ended September 30, 2004, we repurchased 22,750 shares of our 11 3/8% senior exchangeable preferred stock for $19.0 million. These shares had accrued $3.5 million in unpaid dividends. The corresponding $7.3 million gain on redemption of preferred shares was recorded as a reduction of interest expense.

Preferred Stock Dividends

Preferred stock dividends for the three months ended September 30, 2004 increased by 7.8% to $3.3 million as compared to $3.0 million in the three months ended September 30, 2003. The increase in preferred stock dividends reflects the compounding effect of the accrual of past dividends.

Nine months ended September 30, 2004 and 2003

Revenue

Operating Revenue:

	Nine months ended September 30,
			$ Increase	% Increase
(In thousands)	2004	2003	(Decrease)	(Decrease)
Service	$280,657	$264,357	$16,300	6.2%
Roaming	81,745	98,449	(16,704)	(17.0)%
Equipment	16,450	14,765	1,685	11.4%

Total revenue	$378,852	$377,571	$1,281	0.3%

Service Revenue. Service revenue growth for the nine months ended September 30, 2004 reflects USF support subsidies increasing to $19.1 million as compared to $5.0 million for the nine months ended September 30, 2003. We expect total USF support subsidies in the low to mid $20 million range for all of 2004. For the nine months ended September 30, 2004, LSR increased to $46 as compared to $43 for the nine months ended September 30, 2003. Service revenue was also impacted by a net customer decrease resulting from the AWE property swap completed on March 1, 2004.

Reflecting FCC changes to the USF rate structure, our customer pass-through charges were $8.0 million during nine months ended September 30, 2004 as compared to $6.3 million during for the nine months ended September 30, 2003.

Customers. Our total customers decreased to 739,563 at September 30, 2004 as compared to 740,484 at September 30, 2003, primarily due to the transfer of 35,091 Oregon RSA 4 customers to AWE on March 1, 2004. As part of the completed property exchange, we received from AWE operations in Alabama and Mississippi, including approximately 13,837 customers. Wireless Alliance accounted for 14,343 of our total customers at September 30, 2004.

Customer reconciliation giving effect to the AWE property exchange:

(not including long distance and paging)

	Postpaid	Prepaid	Wholesale	Total
Customers at December 31, 2003	656,110	22,302	67,104	745,516
Net customer adds	2,554	(2,083)	14,830	15,301

Effect of the completed AWE Property Exchange on March 1, 2004:
South region customers acquired	12,858	979	—	13,837
Oregon RSA 4 customers transferred	(34,867)	(180)	(44)	(35,091)

Net customer change	(22,009)	799	(44)	(21,254)

Ending customers as of September 30, 2004	636,655	21,018	81,890	739,563

During the nine months ended September 30, 2004, postpaid retention was 98.0% as compared to 98.1% in the nine months ended September 30, 2003. Total customer net adds were 15,301 in the nine months ended September 30, 2004 as compared to 18,111 in the nine months ended September 30, 2003.

Roaming Revenue. The 17.0% decrease in roaming revenue during the nine months ended September 30, 2004 primarily reflects the effect of the transfer of our Northwest Region Oregon 4 (“Oregon 4”) service area to AWE on March 1, 2004 together with decline in our outcollect yield for the nine months ended September 30, 2004 to $0.17 per minute as compared to $0.21 per minute in 2003. We expect outcollect roaming yield for all of 2005 to be in the $0.14 range.

For the nine months ended September 30, 2003, the Oregon 4 service area provided approximately $11.7 million of roaming revenue. For the full year of 2003, the Oregon 4 service area provided approximately $14.9 million of roaming revenue.

Also impacting roaming revenues during the nine months ended September 30, 2004 is the accelerated transition by our national roaming partners to next generation handsets. Since our next-generation networks are not fully completed, we believe we may have missed opportunities for roaming minutes.

Equipment Revenue. Equipment revenue increased 11.4% to $16.5 million during the nine months ended September 30, 2004 as compared to $14.8 million during the nine months ended September 30, 2003. Primarily contributing to increased equipment revenue was the adoption of EITF No. 00-21, Revenue Arrangements with Multiple Deliverables, which was effective for us, prospectively, on July 1, 2003. Revenue reflecting EITF No. 00-21 was $2.2 million for the nine months ended September 30, 2004, as compared to $958,000 for the nine months ended September 30, 2003. Partially offsetting increased equipment revenue was a decline in equipment reselling during the nine months ended September 30, 2004 to $620,000 as compared to $1.1 million during the nine months ended September 30, 2003.

Operating Expenses

	Nine months ended September 30,
			$ Increase	% Increase
(In thousands)	2004	2003	(Decrease)	(Decrease)
Network cost
Incollect cost	$34,103	$34,226	$(123)	(0.4)%
Other network cost	42,970	39,191	3,779	9.6%

	77,073	73,417	3,656	5.0%
Cost of equipment sales	30,627	26,936	3,691	13.7%
Selling, general and administrative	98,485	96,419	2,066	2.1%
Loss on assets held for sale	—	42,244	(42,244)	N/A
Depreciation and amortization	55,389	59,217	(3,828)	(6.5)%

Total operating expenses	$261,574	$298,233	$(36,659)	(12.3)%

Network Cost. Network cost, as a percentage of total revenues, increased to 20.3% in the nine months ended September 30, 2004 as compared to 19.4% in the nine months ended September 30, 2003. Our network cost for the nine months ended September 30, 2004 increased 5.0% to $77.1 million, reflecting additional operating costs of our next generation network overlays and additional costs resulting from the AWE property exchange. Incollect cost did not materially change and accordingly did not contribute to the increase in total network costs.

Cost of Equipment Sales. Cost of equipment sales increased 13.7% to $30.6 million, reflecting the increased level of equipment revenue. As a percentage of revenue, cost of equipment sales for 2004 increased to 8.1% as compared to 7.1% in 2003.

Selling, General and Administrative. Contributing to the increase in SG&A was an increase in regulatory pass-through fees totaling $8.3 million in the nine months ended September 30, 2004 as compared to $6.7 million in the nine months ended September 30, 2003. Additionally, the increase in sales and marketing costs relates to the market launch of next-generation technology products together with costs relating to brand name change activities. As a percentage of revenue, SG&A increased to 26.0% in the nine months ended September 30, 2004 as compared to 25.5% during the nine months ended September 30, 2003.

Components of SG&A are as follows:

	Nine months ended September 30,
			$ Increase	% Increase
(in thousands)	2004	2003	(Decrease)	(Decrease)
General and administrative	$44,313	$45,201	$(888)	(2.0)%
Sales and marketing	39,124	37,883	1,241	3.3%
Bad debt	6,789	6,606	183	2.8%
Regulatory pass-through fees	8,259	6,729	1,530	22.7%

	$98,485	$96,419	$2,066	2.1%

Depreciation and Amortization. The decrease in depreciation expense to $55.4 million for the nine months ended September 30, 2004 as compared to $59.2 million for the nine months ended September 30, 2003, primarily reflects a $6.7 million decline in phone service equipment depreciation expense for the nine months ended September 30, 2004, partially offset by increases in depreciation relating to next generation network overlay construction and $563,000 additional depreciation expense related to the accelerated depreciation of TDMA equipment. As of September 30, 2004, our network had 823 cell sites.

Other Income (Expense)

Interest Expense. Interest expense for the nine months ended September 30, 2004, including the effect of SFAS No. 133 and SFAS No. 150, increased 26.7% to $121.9 million as compared to $96.2 million in the nine months ended September 30, 2003. Of this increase, $28.3 million reflects the adoption of SFAS No. 150, effective July 1, 2003, pursuant to which our 11 3/8% senior exchangeable and 12 1/4 % junior exchangeable preferred securities were reclassified into Long-Term Liabilities and dividend expense related to these instruments, which was previously reported as a component of “Preferred Stock Dividend” in our condensed statements of operations, is now classified as interest expense. SFAS No. 150 does not permit reclassification of prior year amounts to conform to the current year presentation. Also contributing to the increase in interest expense were $12.6 million in the write-off of debt issuance costs related to the pay down of our previous credit facility in March 2004 as compared to $5.9 million in 2003. In addition, the effective rate of interest on our debt is higher than in 2003. Partially offsetting these increases were gains on redemption of senior exchangeable preferred stock.

Components of interest expense are as follows:

	Nine months ended
	September 30,
(in thousands)	2004	2003
Interest expense on credit agreement	$4,884	$36,579
Interest expense on senior secured notes	19,878	—
Interest expense on senior notes	24,070	5,349
Interest expense on senior subordinated notes	30,961	30,961
Amortization of debt issuance costs	3,518	3,422
Write-off of debt issuance costs	12,605	5,942
Senior and junior preferred stock dividends	42,111	13,784
Effect of derivative instruments	5,380	(1,253)
Gain on redemption of senior exchangeable preferred stock	(22,572)	—
Other	1,049	1,446

	$121,884	$96,230

Gain on redemption of preferred stock. During the nine months ended September 30, 2004, we repurchased 80,500 shares of our 11 3/8% senior exchangeable preferred stock for $68.4 million. The corresponding $22.6 million gain on redemption of preferred shares was recorded as a reduction of interest expense.

Preferred Stock Dividends

Preferred stock dividends for the nine months ended September 30, 2004 decreased by 73.2% to $9.6 million as compared to $35.8 million in the nine months ended September 30, 2003. The decline in preferred stock dividends results from the adoption of SFAS No. 150, as described above, which requires that dividends on certain preferred stock be treated as interest.

LIQUIDITY AND CAPITAL RESOURCES

We need cash primarily for working capital, capital expenditures, debt service, customer growth, and purchases of additional spectrum. In past years, we have met these requirements through cash flow from operations, borrowings under our credit agreement, sales of common and preferred stock, and issuance of debt securities.

We began a next generation network overlay process in late 2003, which we expect to be substantially complete in 2005. We are also pursuing a strategy of expanding our network coverage in all of our regions, which will result in an increase in our cell sites and an increase in total marketed POPs. We believe our network overlay and expansion efforts will improve our ability to attract customers in addition to providing our roaming partners greater access to our networks.

Capital expenditures for the nine months ended September 30, 2004 were approximately $61.6 million compared to approximately $32.6 million for the nine months ended September 30, 2003, reflecting the continued expansion of our existing wireless coverage and the implementation of CDMA in our Midwest market and GSM/GPRS network overlays and upgrades in our Northwest, Northeast and South markets.

We anticipate incurring substantial expenditures in connection with the continued implementation of CDMA and GSM/GPRS network overlays and upgrades, which now includes our Alabama, Mississippi and Kansas markets.

We also plan to expand our network coverage in certain regions and build additional cell sites.

We expect to fund these capital expenditures primarily from cash on hand, operating cash flow, and borrowings under our revolving credit agreement, of which we have $60 million available. We have made commitments to our roaming partners and to equipment vendors to substantially complete our next generation networks by the end of 2005. At September 30, 2004, approximately 40% of all of our cell sites have been overlaid with next-generation technology. Including the cost of these anticipated overlays, our total capital expenditures for 2004 are expected to be approximately $100 million and capital expenditures for 2005 at similar levels.

We do not have any off-balance sheet financing arrangements or liabilities. We do not have any majority-owned subsidiaries or any interests in, or relationships with, any material special-purpose entities that are not included in the consolidated financial statements.

Until August 2003, we paid the dividends on our senior exchangeable preferred stock by issuing additional shares of exchangeable preferred stock. Under the terms of the Certificate of Designations for our senior exchangeable preferred stock, beginning in August 2003 we were required to make quarterly dividends on such shares in cash. We have not declared or paid the cash dividends on the senior exchangeable preferred stock for the following quarters:

•	August 2003,

•	November 2003,

•	February 2004,

•	May 2004,

•	August 2004 and,

•	November 2004.

Accrued dividends in arrearage, through November 12, 2004 were approximately $31.7 million.

Because we have not paid six quarterly senior exchangeable preferred stock dividends, the holders of the senior exchangeable preferred stock have the right to elect the lesser of two directors or that number of directors constituting 25% of the members of the Board of Directors, if they so choose, by following the procedures as set forth in the certificate of designation. This right of the holders of the senior exchangeable preferred stock to elect members of the Board of Directors will continue until such time as all past due dividends are paid in full in cash. We do not anticipate paying cash dividends on our senior exchangeable preferred stock in the foreseeable future.

Beginning in May 2005 our junior exchangeable preferred stock dividends are to be paid in cash. Until such date, we will continue to pay dividends on the junior exchangeable preferred stock by issuing additional shares of junior exchangeable preferred stock.

Credit Agreement — In March 2004, we entered into a revolving credit agreement that is undrawn and provides up to $60 million in borrowing capacity. The credit agreement is subject to various covenants, including the ratio of senior indebtedness to annualized operating cash flow (as defined in the credit agreement), the ratio of total indebtedness to annualized operating cash flow, and the ratio of annualized operating cash flow to interest expense. Although the credit agreement financial covenants are not applicable unless we draw against the credit facility, we were in compliance with all financial covenants at September 30, 2004.

Senior Secured Notes — In March 2004, we issued $350 million aggregate principal amount of 8 1/4% senior secured notes due 2012 and $160 million aggregate principal amount of senior secured floating rate notes due 2010. The net proceeds from these notes, together with some of our existing cash, were used to repay all outstanding obligations under our former credit agreement, to terminate interest rate swap agreements associated with the former credit agreement, and to pay fees and expenses associated with the notes offering and the revolving credit agreement. In connection with the retirement of the former credit facility we extinguished two interest rate swaps, which had a total notional amount of $284.0 million, for aggregate cash consideration of $9.2 million, including accrued and unpaid interest through the date of termination.

Cash Flows for the nine months ended September 30, 2004, compared with the nine months ended September 30, 2003

	2004	2003	Change
Net cash provided by operating activities	$74,473	$98,674	$(24,201)
Net cash used in investing activities	(47,971)	(32,266)	(15,705)
Net cash (used in) provided by financing activities.	(105,622)	19,899	(125,521)

Net increase (decrease) in cash and cash equivalents	(79,120)	86,307	(165,427)
Cash and cash equivalents at beginning of period	142,547	53,788	88,759

Cash and cash equivalents at end of period	$63,427	$140,095	$(76,668)

Net cash provided by operating activities was $74.5 million for the nine months ended September 30, 2004. Adjustments to the $3.3 million net loss to reconcile to net cash provided by operating activities include $55.4 million in depreciation and amortization, $12.6 million loss on write-off of debt and preferred stock issuance costs, a $21.0 million increase in accrued preferred stock dividends and $21.1 million in noncash preferred stock dividends, which was partially offset by a $22.6 million gain on repurchase of preferred securities and a $8.8 million decline in accounts payable.

Net cash used in investing activities for 2004 was $48.0 million, including $61.6 million for purchases of property and equipment, which was offset by $13.6 million in proceeds from the AWE property exchange. The majority of property and equipment purchases reflect capital expenditures related to our next generation network overlay.

We have made commitments to our roaming partners and to equipment vendors to substantially complete our next generation networks in 2005. We expect capital expenditures for all of 2004 to be approximately $100 million and our 2005 capital expenditures to be in similar range. Additionally, in February 2004, we signed a multi-year agreement with Amdocs Software Systems Limited to be our billing system provider for most next generation customers starting in the first quarter of 2005. Other legacy customers will be converted throughout 2005.

Net cash used in financing activities for the nine months ended September 30, 2004 was $105.6 million, reflecting the completed offering of $350 million aggregate principal amount of our 8 1/4% senior secured notes due 2012 and $160 million aggregate principal amount of our senior secured floating rate notes due 2010. Offsetting the proceeds from the offering are $525.7 million in repayments of outstanding indebtedness under our former credit agreement, $13.9 million in payment of debt issuance costs, and $68.4 million in repurchases of preferred stock.

Under the indenture governing our senior secured notes, we are able to make limited restricted payments, including the repurchase of senior subordinated notes or preferred stock and the payment of dividends to holders of our equity securities. During the nine months ended September 30, 2004, we repurchased 80,500 shares of 11 3/8% senior exchangeable preferred stock for $68.4 million. These shares had accrued $10.4 million in unpaid dividends. As of September 30, 2004, we had approximately $84.5 million of restricted payments capacity.

Future maturities - The following table summarizes future maturities of our debt as of September 30, 2004 (in thousands).

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have used senior notes, senior subordinated notes, preferred securities, and bank credit facilities to finance, in part, capital requirements and operations. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose us to interest rate risk. One percentage point of an interest rate adjustment would have changed our cash interest payments on an annual basis by approximately $1.6 million.

RCC’s financial instruments’ notional and estimated fair market values and carrying amounts are set forth in the table below (in thousands). Fair market values are based on quoted market prices, if available.

	Carrying value		Estimated fair market value
	September 30,	December 31,	September 30,	December 31,
(Dollars in thousands)	2004	2003	2004	2003
Financial liabilities
Credit Agreement	$—	$525,723	$—	$524,201
8 ¼% senior secured notes	350,000	—	359,625	—
Senior secured floating rate notes	160,000	—	162,400	—
9 7/8% senior notes	325,000	325,000	321,750	344,297
9 5/8% senior subordinated notes	125,000	125,000	116,875	121,172
9 ¾% senior subordinated notes	300,000	300,000	264,000	288,938
11 3/8% senior exchangeable preferred stock	174,176	254,676	145,872	210,159
12 ¼% junior exchangeable preferred stock	240,638	219,911	147,992	150,639
Class M convertible preferred stock (1)	157,038	147,981	157,038	147,981
Class T convertible preferred stock (1)	8,898	8,671	8,898	8,671

	1,840,750	1,906,962	1,684,450	1,796,058
Derivative financial instruments
Interest rate swap agreements (2):
TD Securities (terminated March 15, 2004)	—	5,666	—	5,666
Fleet Bank (terminated March 15, 2004)	—	443	—	443

	—	6,109	—	6,109
Other long-term liabilities	30,507	19,991	30,507	19,991

Total financial liabilities	$1,871,257	$1,933,062	$1,714,957	$1,822,158

(1)	These financial instruments are not actively traded and, therefore, the estimated fair market value is stated at the carrying value.

(2)	Recorded on our balance sheet at fair market value, with related changes in fair market value included in the statement of operations, and not accounted for as a hedge under SFAS No. 133.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Rural Cellular Corporation (RCC) maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of September 30, 2004, based on an evaluation carried out under the supervision and with the participation of RCC’s management, including the chief executive officer (CEO) and the chief financial officer (CFO), of the effectiveness of our disclosure controls and the procedures, the CEO and CFO have concluded that RCC’s disclosure controls and procedures are effective.

Internal Controls Over Financial Reporting

No change in RCC’s internal control over financial reporting has occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, RCC’s internal control over financial reporting. RCC has made a number of changes in its internal controls over financial reporting during the most recent fiscal quarter in order to make the control environment more effective and efficient.

RCC maintains internal control over financial reporting to provide reasonable assurance regarding reliability of our financial reporting. RCC has evaluated and documented its controls in process activities, in general computer activities, and on an entity-wide level. During the third quarter and in anticipation of issuing its report for the year ended December 31, 2004 on internal controls under section 404 of the Sarbanes-Oxley Act, RCC conducted testing and monitoring of its internal controls over financial reporting. Based on the control evaluation, testing and remediation performed to date, we have not identified any material control weaknesses, as defined under the standards and rules issued by the Public Company Accounting Oversight Board (PCAOB) and approved by the SEC. We have identified certain control issues, which if not remediated before year-end, may be determined to be significant deficiencies. Such deficiencies, if any, would be reported to RCC’s independent external auditors and the audit committee of the board of directors.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Derivative Action. The following purported derivative action was brought against all of our directors and against us, as a nominal defendant:

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

The plaintiff then sent a demand letter dated July 29, 2004 to our board of directors. The board appointed a special litigation committee to investigate and respond to the demand, but before the committee acted, the plaintiff and the defendants entered into a stipulation that disposed of the demand letter and the derivative action. Pursuant to the stipulation, plaintiff withdrew his demand and agreed not to appeal the dismissal of the derivative action. In addition, both sides agreed to bear their own attorney’s fees and costs of litigation. Therefore, this matter is concluded.

Other Claims. We are involved from time to time in other routine legal matters and other claims incidental to our business. We believe that the resolution of such routine matters and other incidental claims, taking into account established reserves and insurance, will not have a material adverse impact on our consolidated financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(b) Preferred Stock Dividends.

Our board of directors determined not to declare the quarterly dividends payable on August 15, 2003, November 15, 2003, February 15, 2004, May 15, 2004, August 15, 2004 and November 15, 2004 on our Senior Exchangeable Preferred Stock. Accrued dividends in arrearage, through November 12, 2004 were approximately $31.7 million. The Senior Exchangeable Preferred Stock is non-voting, except as otherwise required by law and as provided in the Certificate of Designation. The Certificate of Designation provides that if dividends on the outstanding senior exchangeable preferred stock are in arrears and unpaid for six or more quarterly dividend periods (whether or not consecutive), the holders of a majority of the outstanding shares of the senior exchangeable preferred stock, voting as a class, are entitled to elect the lesser of two directors or that number of directors constituting 25% of the members of the Board of Directors.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

Recent events. On November 11, 2004, RCC and Cingular amended an existing roaming agreement. This amendment extends our existing agreement with Cingular through December 2009, and replaces agreements with AWE.

Key components in the agreement include:

•	Outcollect and incollect rates company wide, including data roaming,

•	Incentive for RCC to overlay GSM technology in its Alabama, Kansas, and Mississippi markets.

•	Expanded network interoperability,

•	Deployment of EDGE technology, and

•	Coordination of future technology transitions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Rural Cellular Corporation’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Rural Cellular Corporation’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The following Reports on Form 8-K were filed during the three months ended September 30, 2004:

•	Report on Form 8-K dated August 9, 2004 reporting under Items 7 and 12 certain financial results for the second quarter ended June 30, 2004.

•	Report on Form 8-K dated September 15, 2004 reporting under Item 8.01 and 9.01 certain conforming changes to the fiscal 2003 financial statements and filing financial statements for RCC Minnesota, Inc., required in connection with the registration of Series B Senior Secured Floating Rate Notes due 2010 and Series B 8 1/4% Senior Secured Notes Due 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RURAL CELLULAR CORPORATION
(Registrant)

Date: November 15, 2004	/s/ Richard P. Ekstrand

Richard P. Ekstrand
President and Chief Executive Officer

Date: November 15, 2004	/s/ Wesley E. Schultz

Wesley E. Schultz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)