Form 10-K
period 2004-12-31
RURAL CELLULAR CORP
filed 2005-03-16
CIK 869561

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2004.

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
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ YES   ☐  NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
☑ YES   NO ☐

     Aggregate value of shares of common stock held by nonaffiliates of the Registrant based upon the closing price on June 30, 2004 (only shares held by directors, officers and their affiliates are excluded): $105,308,507

Number of shares of common stock outstanding as of the close of business on February 25, 2005:

Class A 11,935,142
Class B     539,291

Documents incorporated by reference:

     Portions of the definitive Proxy Statement relating to the 2005 Annual Meeting of Shareholders, which will be held on May 24, 2005 (“Proxy Statement”), are incorporated by reference into Part III of this report.

PART I

ITEM 1. BUSINESS

References in this Form 10-K to “Rural Cellular,” “RCC,” “we,” “our,” and “us” refer to Rural Cellular Corporation and its subsidiaries as a combined entity, except where it is clear that those terms mean only the parent company.

We file with, or furnish to, the Securities and Exchange Commission (the ''SEC’’) annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as various other information. RCC makes these reports and other information available free of charge on the Investor Relations page of our website as soon as reasonably practicable after providing such reports to the SEC. In addition, in the Corporate Governance section of the Investor Relations page of our website, we make available the Financial Code of Ethics and the charters for the Audit, Compensation, and Nominating Committees. The internet address for our website is at www.unicel.com.

Forward-Looking Information

This Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. All statements regarding us and our expected financial position, business, and financing plans are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “anticipates,” “intends,” or the negative or other variations of any such term or comparable terminology, or by discussions of strategy or intentions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, our expectations may prove not to be correct. A number of factors could cause our actual results, performance, and achievements or industry results to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to:

•	the competitive environment in the wireless and telecommunications industries and in the markets we serve, including the quality and pricing of comparable wireless communications services offered by our competitors;

•	economic conditions in our geographic markets and in general, including those resulting from geopolitical concerns;

•	demographic changes;

•	our ability to attract and retain qualified personnel;

•	our ability to meet the obligations of our indebtedness;

•	our ability to meet our schedule for build-out of our wireless network;

•	our business plan and our strategy for implementing our plan;

•	the market acceptance of the technology we use;

•	our capital expenditures and funding requirements, including our ability to access sufficient capital to meet operating and financing needs;

•	the availability of adequate quantities of system infrastructure and customer equipment and components to meet our service deployment and marketing plans and customer demand;

•	our ability to achieve and maintain market penetration and average customer revenue levels sufficient for financial viability;

•	our ability to integrate the operations of any businesses we acquire;

•	our ability to scale our billing, collection, customer care, and similar back-office operations to keep pace with customer growth and increased system usage;

•	future legislation or regulatory actions relating to specialized mobile radio services, other wireless communications services, or telecommunications services generally;

•	other risks and uncertainties described from time to time in our reports filed with the Securities and Exchange Commission; and

•	other factors described in this report including, without limitation, under “Factors that may affect our business, future operating results, and financial condition.”

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

We incurred net losses applicable to common shares of approximately $71.9 million, $50.1 million, and $456.5 million, in the years ended December 31, 2004, 2003, and 2002, respectively. We may continue to incur significant net losses as we seek to increase our customer base in existing markets. We may not generate profits in the short term or at all. If we fail to achieve profitability, that failure could have a negative effect on the market value of our common stock.

Our transition from TDMA to GSM/GPRS and CDMA/2000/1XRTT (“2.5G”) technologies will increase our operating costs.

Our current technology strategy involves overlaying 2.5G networks on our existing TDMA networks. This upgrade will result in additional operating costs, including:

•	increased cost of equipment as our current customers migrate from TDMA handsets to more expensive 2.5G technology handsets,

•	increased network costs to maintain simultaneous operation of both TDMA and 2.5G technology networks,

•	increased billing and technical support costs as a result of maintaining both TDMA and 2.5G networks in our service areas, and

•	increased sales and marketing costs to alleviate customer dissatisfaction and fund retention initiatives if we fail to timely and efficiently meet the demands of our 2.5G customers.

Our implementation of 2.5G network technology has resulted in network capacity constraints, heightened customer churn, and increased costs.

We recently deployed 2.5G technology in our Midwest, Northeast, and Northwest regions. However, we have experienced and may continue to experience technical difficulties and network coverage issues as we implement this overlay . In addition, we have experienced network capacity constraints relating to the initial migration of our Midwest, Northeast, and Northwest TDMA customers to 2.5G. We have incurred, and may continue to incur, costs to address these issues, including costs for engineering, additional equipment, and additional spectrum in certain markets. These costs may be significant. As our Midwest, Northeast, and Northwest customers migrate from TDMA to 2.5G service, they may be dissatisfied with our service and switch to a competitor, thereby increasing our churn rate and reducing our revenues and profitability. Continuing problems could damage our reputation and affect our ability to attract new customers. In addition, network quality issues could affect our roaming arrangements. To the extent we are required to spend significant amounts on correcting problems with our network, we will have fewer resources available for marketing and customer acquisition activities, which would affect our customer growth.

As we dedicate more resources to 2.5G voice technology, our TDMA offerings could become less attractive, resulting in a loss of customers and reduced profitability.

We expect to continue operating our TDMA network for the foreseeable future while current customers migrate to 2.5G technology. However, we may choose not to upgrade our TDMA network with the same features as are available on our 2.5G networks. In addition, as we introduce and market 2.5G services, we may price related products and services at more attractive levels than TDMA products and services to encourage our customers to migrate to 2.5G service, and manufacturers are not expected to produce innovative TDMA handsets with the same functionality as handsets using newer technologies. Further, as we dedicate more spectrum to 2.5G networks, our remaining TDMA customers may experience difficulties in using our services. All of these potential developments could drive our TDMA customers to our competitors rather than to our 2.5G product offerings and thereby reduce our market share and revenue.

We have required and will continue to require substantial amounts of capital to meet various obligations and to maintain our wireless network and complete our upgrade to 2.5G technologies. Our ability to generate the required capital depends on many factors, including some that are beyond our control.

We have required, and will continue to require, substantial capital to maintain our wireless network and complete our upgrade to 2.5G technologies, to satisfy obligations on our debt and exchangeable preferred stock, and for other operating needs. Including the cost of our 2.5G technology overlays, our total capital expenditures for 2004 were $94.4 million. We expect capital expenditures in 2005 to be approximately $100 million. We believe that we have sufficient funds to finance our planned capital expenditures for network construction, but we may require additional capital in the event of significant departures from our current business plan, unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes, and other technological issues or if we acquire additional licenses.

We will likely need additional financing to repay or refinance our debt at its final maturities and to meet mandatory redemption provisions on our preferred stock. To the extent that we do not generate sufficient cash from operations to satisfy these needs, we will need to explore other sources of capital, which may include public and private equity and debt financings, including vendor financing. The availability of additional financing is dependent on conditions in the capital markets. We may not be able to obtain additional financing on terms acceptable to us and within the limitations contained in the instruments governing our debt and our preferred stock or any future financing arrangements.

If we fail to obtain appropriate financing, should we need it, we may need to delay or abandon our development and expansion plans and we may fail to meet regulatory requirements. Any failure to upgrade could also have a negative effect on our roaming revenues, since most of our roaming partners’ customers will likely use 2.5G handsets as our roaming partners upgrade their networks. Our ability to meet our debt service requirements and our customers’ needs may also be impaired, which would have a material adverse effect on our business. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

We have committed a substantial amount of capital to upgrade our wireless voice networks to offer advanced data services. If the demand for wireless data services does not grow, or if we fail to capitalize on such demand, it could have an adverse effect on our growth potential.

We have committed significant resources to wireless data services and our business plan assumes increasing demand for such services. Although demand for wireless data services is growing, it is currently a small portion of our revenues. Continued growth in demand for wireless data services is dependent on development and availability of popular applications and availability of handsets and other wireless devices with features, functionality, and pricing desired by customers. If applications and devices are not developed or do not become commercially acceptable, our revenues could be adversely affected. Even if such demand does develop, our ability to deploy and deliver wireless data services relies, in many instances, on new and unproven technology. Existing technology may not perform as expected, and we may not be able to obtain new technology to effectively and economically deliver these services. We cannot give assurance that there will be widespread demand for advanced wireless data services, that revenues from data services will constitute a significant portion of our total revenues in the near future, or that we can provide such services on a profitable basis.

Our business could be materially and adversely affected by our failure to anticipate and react to frequent and significant technological changes.

The telecommunications industry is subject to rapid and significant changes in technology that are evidenced by:

•	the increasing pace of 2.5G digital upgrades;

•	evolving industry standards;

•	the availability of new radio frequency spectrum allocations for wireless services;

•	ongoing improvements in the capacity and quality of digital technology;

•	shorter development cycles for new products and enhancements;

•	developments in emerging wireless transmission technologies; and

•	changes in end-user requirements and preferences.

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

A significant portion of our revenue is from roaming charges. Based on industry trends, outcollect roaming yields have been declining over the last few years and are expected to continue to decline in the future. As a result, our future operating results could be adversely affected if increases in roaming minutes do not offset anticipated decreases in roaming yield.

In 2004, 2003, and 2002, approximately 21%, 26%, and 27%, respectively, of our revenue was derived from roaming charges incurred by other wireless providers for use of our network by their customers who traveled within our coverage areas. A substantial portion of our roaming revenue is derived from Cingular, Verizon Wireless, and T-Mobile. Changes in their operations or a significant decline in the number of their customers could adversely affect our business. For the years ended December 31, 2004, 2003, and 2002, Cingular (on a pro forma basis giving effect to its merger with AT&T Wireless (“AWE”)), Verizon Wireless, and T-Mobile accounted for approximately 86%, 89%, and 86%, respectively, of our total outcollect roaming minutes. For the years ended December 31, 2004, 2003, and 2002, Cingular (on a pro forma basis giving effect to its merger with AWE) accounted for approximately 9.9%, 14.5%, and 14.4% of our total revenue. Changes in the network footprints of these providers could have a material adverse effect on our outcollect revenue and incollect expenses. For example, if a roaming partner from which we derive a significant amount of revenue in one of our service areas were to build its own network in that service area, our outcollect revenue derived from our roaming relationship with that partner in that service area might decrease or even cease altogether, and our ability to negotiate favorable incollect rates in that partner’s other service areas could suffer as well.

Our most significant roaming partners are performing overlays of their existing networks with 2.5G technology at an accelerated pace. We believe that during 2004 these partners converted their customer base to this new technology before we had completed our network overlays. Reflecting the transition of our networks and our roaming partners’ 2.5G technology customer base, we believe we did not capture a portion of available roaming revenue. With our 2.5G networks substantially completed in our Northeast and Northwest regions as of January 2005, three of our four regions are now overlaid with 2.5G network technology. Our South region may continue to lose roaming minutes until its upgrade is completed in the summer of 2005.

Further, if we encounter delays in completing our overlays, we could miss upgrade milestones in our roaming agreements or our roaming partners may decide to expand their networks into our service areas in order to provide coverage for their customers. Failure to meet upgrade milestones may result in reduced outcollect rates or loss of preferred roaming status under our roaming agreements. Any overbuild of our service areas by our roaming partners would also result in increased competition, which could have a negative impact on our outcollect roaming revenues, business, operating results, and retention.

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

In 2004, 2003, and 2002, a substantial amount of our revenue was derived from roaming charges incurred by other wireless providers for use of our network by their customers who traveled within our service areas. Our service areas include a number of resort destinations. As a result, our roaming revenue increases during vacation periods, introducing a measure of seasonality to our revenue and operating income. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Matters — Seasonality.”

We operate in a very competitive business environment, which can adversely affect our business and operations. Competitors who offer more services than we do may attract our targeted customers.

We operate in highly competitive markets, and there is substantial and increasing competition in all aspects of the wireless communications business. Some competitors may market services we do not offer, such as cable television, internet access, landline local exchange, or long distance services, which may make their services more attractive to customers. Competition for customers is based primarily upon services and features offered, system coverage, technical quality of wireless systems, price, customer service, capacity, and strength of distribution channels.

In each of our markets we compete with several other wireless licensees. To a lesser extent, we also compete with wireless internet, paging, dispatch services, resellers, and landline telephone service providers in some of our service areas. Increasingly, cellular services have become a viable alternative to landline voice services for certain customers, putting cellular licensees in direct competition with traditional landline telephone service providers.

Cable companies are providing telecommunications services to the home, and of these, some carriers are providing local and long distance voice services using Voice over Internet Protocol, or VoIP. In particular circumstances, these carriers may be able to avoid payment of access charges to local exchange carriers for the use of their networks on long distance calls. Cost savings for these carriers could result in lower rates for customers and increased competition for wireless services.

Continuing industry consolidation has resulted in an increased presence of regional and national wireless operators within some of our service areas. Many of these national market competitors provide services comparable to ours and, because they operate in a wider geographic area, are able to offer no or low cost roaming and toll calls over a wider area. In addition, some national wireless operators have recently begun to build networks in certain of the more densely populated or well-traveled portions of our service areas. National advertising and promotional programs by national wireless operators run in our markets are also a source of additional competitive and pricing pressures, even though these operators may not provide service in those markets. If the wireless communications industry continues to consolidate and we do not participate in that consolidation, even stronger competitors may be created. In 2003, the FCC eliminated the spectrum cap in all markets and the cellular cross-interest restriction in the larger urban cellular markets. Effective July 2004, the FCC also eliminated the cellular cross-interest restriction in rural service areas. These regulatory actions may facilitate the creation of larger and more formidable competitors.

Several of our competitors also operate in multiple segments of the industry. In the future, we expect to face increased competition from entities providing similar services using other communications technologies. Given the rapid advances in the wireless communications industry, there can be no assurance that new technologies will not evolve that will compete with our products and services. In addition, a number of our competitors have substantially greater financial, technical, marketing, sales, and distribution resources. With so many companies targeting many of the same customers, we may not be able to successfully attract and retain customers and grow our customer base and revenues, which could have a materially adverse effect on our future business, strategy, operations, and financial condition.

Market prices for wireless service may decline in the future.

We expect significant price competition among wireless providers that may lead to increasing movement of customers between competitors resulting in reductions in average monthly service revenue per customer. While we try to maintain or grow our customer base and average monthly service revenue per customer, we cannot assure you that we will be able to do so. If market prices decline it could adversely affect our our financial condition and results of operations.

Wireless number portability may continue to have a negative impact on our customer retention and increase our marketing costs.

Wireless number portability allows customers to keep their wireless phone number when switching to a different service provider. Our service areas are in compliance with the Federal Communications Commission (“FCC”) mandate that requires wireless carriers to provide wireless number portability. Wireless number portability has increased and may continue to increase competition and reduce retention. Since implementation of wireless number portability in our markets, we have experienced increased churn. A high rate of churn would adversely affect our results of operations by reducing revenue and increasing the cost of adding a new customer. Such costs generally include commission expense and/or significant handset discounts, which are significant factors in income and profitability for participants in the wireless industry. We may be required to grant promotional credits, subsidize product upgrades, and/or reduce pricing to match competitors’ initiatives and to retain customers, which could adversely impact our operating results.

If we encounter significant problems, such as delays, inaccuracies, or loss of customer information from our database, in the process of upgrading our billing function, we could experience customer dissatisfaction and increased churn, which could have a material adverse impact on our financial performance.

We have begun the implementation of a new data processing and billing system and expect this transition to continue over the next several months. This process could cause disruption in our billing cycles, including delays in mailing of and errors in statements sent to customers, and customers may be dropped from our database. If such problems are significant or prolonged, our customers may become dissatisfied and decide to switch to a rival carrier. Also, following implementation, we will be dependent on future performance of an outside contractor. Any significant or prolonged problems with our billing function could have a material adverse impact on our business, financial condition, and results of operations.

There will also likely be a period during which our existing billing function and our upgraded billing function will run in tandem as we transition from one system to the other. To the extent that agreements relating to current systems and services are still in effect, we will encounter duplication of some expenses.

Regulation or potential litigation relating to the use of wireless phones while driving could adversely affect our results of operations. Further, if wireless handsets are perceived to pose health and safety risks, we may be subject to new regulations, and demand for our services may decrease.

Some studies have indicated that using wireless phones while driving may distract drivers’ attention, making accidents more likely. These concerns could lead to litigation relating to accidents, deaths, or serious bodily injuries, or to new restrictions or regulations on wireless phone use, any of which also could have material adverse effects on our results of operations. A number of U.S. states and local governments are considering or have recently enacted legislation that would restrict or prohibit the use of a wireless handset while driving or, alternatively, require the use of a hands-free telephone. Legislation of this sort, if enacted, would require wireless service providers to provide hands-free enhanced services, such as voice activated dialing and hands-free speaker phones and headsets. If we are unable to provide hands-free services and products to customers in a timely and adequate fashion, our ability to generate revenues could suffer.

It has been suggested that certain radio frequency emissions from wireless handsets may be linked to various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Concerns over the effect of radio frequency emissions may discourage the use of wireless handsets, which would decrease demand for our services.

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

The FCC and state authorities are increasingly looking to the wireless industry to fund various initiatives, including federal and state universal service programs, telephone number administration, services to the hearing-impaired, and emergency 911 services. In addition, many states have imposed significant taxes on providers in the wireless industry and have adopted or are considering adoption of regulatory requirements regarding customer billing and other matters. These initiatives have imposed and will continue to impose increased costs on us and other wireless carriers and may otherwise adversely affect our business. Under Phase II of its emergency 911 service rules, for example, the FCC has mandated that wireless providers supply the geographic coordinates of a customer’s location, by means of network-based or handset-based technologies, to public safety dispatch agencies. We believe that we will be able to implement most aspects of the required Phase II systems by the applicable deadlines; however, it appears unlikely that our network-based systems will be able to comply fully with the FCC’s current accuracy requirements for these systems. Although we intend to continue working with the FCC to seek relaxed standards or extended deadlines for Phase II implementation in rural areas, there can be no assurance that the FCC ultimately will permit such relaxed standards or extended deadlines, that we will be able to comply with any such relaxed standards or extended deadlines, or that we will not be subject to fines by the FCC in connection with our failure to comply with the FCC’s emergency 911 service rules.

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

Our designation or certification as an Eligible Telecommunications Carrier (“ETC”) in any state where we conduct business could be refused, conditioned, or revoked due to circumstances beyond our control, thus depriving us of financial support in that state from the Universal Service Funds (“USF”). In addition, we cannot be certain that we will continue to receive payments at the current levels.

In order to receive financial support from the USF in any state, we must receive ETC certification in that state. Currently, we are ETC certified in eight of the states in which we offer wireless services. If designation or certification in these states were revoked or conditioned, our financial results could be adversely affected. Further, the FCC is currently considering whether to change the rules governing the eligibility of cellular carriers to receive USF payments. Although the FCC is not expected to make any final decisions on changes in the rules until 2005 or later, the FCC and state commissions could impose additional regulatory obligations on ETCs that we may find unacceptable. At this time, it is not clear what impact changes in the rules, if any, will have on our continued eligibility to receive USF support. Loss of USF revenues could adversely affect our future financial performance.

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

Whenever we upgrade our networks, we need to:

•	select appropriate equipment vendors;

•	select and acquire appropriate sites for our transmission equipment, or cell sites;

•	purchase and install low-power transmitters, receivers, and control equipment, or base radio equipment;

•	build out any required physical infrastructure;

•	obtain interconnection services from local telephone service carriers; and

•	test cell sites.

Our ability to perform these necessary steps successfully may be hindered by, among other things, any failure to:

•	obtain necessary zoning and other regulatory approvals;

•	lease or obtain rights to sites for the location of our base radio equipment;

•	obtain any necessary capital;

•	acquire any additional necessary spectrum from third parties; and

•	commence and complete the construction of sites for our equipment in a timely and satisfactory manner.

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

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). As a result, we are required to test both goodwill and other indefinite-lived intangible assets, consisting primarily of our spectrum licenses, for impairment on an annual basis based upon a fair value approach, rather than amortizing them over time. We are also required to test goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce our enterprise fair value below its book value. Additionally, the value of our licenses must be tested between annual tests if events or changes in circumstances indicate that the value might be impaired. The amount of any such annual or interim impairment charge could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Goodwill and Other Indefinite-Lived Intangible Assets.”

Effective January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). As a result, we are required to assess the impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable as measured by the sum of the expected future undiscounted cash flows. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Impairment of Long-Lived Assets.”

Any operating losses resulting from impairment charges under SFAS No. 142 or SFAS No. 144 could have an adverse effect on the market price of our securities.

We may not be able to successfully integrate acquired or exchanged properties, which could have an adverse effect on our financial results.

We seek to improve our networks and service areas through selective acquisitions of other providers’ properties and other assets, and in some instances, we may exchange our properties or assets for the properties and assets of another carrier. We will be required to integrate with our operations any properties we acquire, which may have billing systems, customer care systems, and other operational characteristics that differ significantly from those of our networks. We may be unsuccessful in those efforts, and customer retention in acquired properties and surrounding areas may suffer as a result, which could have an adverse effect on our business and results of operations.

We will continue to incur increased costs as a result of being a public company subject to the Sarbanes-Oxley Act of 2002 (“SOA”), as well as new rules implemented by the SEC and The Nasdaq Stock Market.

As a public company, we incur significant legal, accounting, and other expenses. In addition, the SOA, as well as new rules subsequently implemented by the SEC and the Nasdaq Stock Market, have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs and to make certain activities more time-consuming and costly.

In addition, the new rules could make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as executive officers.

Our common stock price has been and may continue to be volatile. Litigation instituted against us and our officers and directors as a result of changes in the price of our securities could materially and adversely affect our business, financial condition, and operating results.

The trading price of our Class A common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to factors such as:

•	actual or anticipated variations in operating results;

•	our ability to finance our operations and meet obligations under our financing arrangements

•	conditions or trends in the wireless communications industry and changes in the economic performance and/or market valuation of other wireless communications companies;

•	our strategic partnerships, joint ventures, or capital commitments; and

•	additions or departures of key personnel.

In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the affected companies. These broad market and industry factors may materially and adversely affect the market price of our securities, regardless of our actual operating performance.

Often a drop in a company’s stock price is followed by lawsuits against the company and its officers and directors alleging securities fraud. The defense and eventual settlement of or judgment rendered in any such actions could result in substantial costs. Also, the defense of any such actions could divert management’s attention and resources. Both the costs and the diversion of management could materially and adversely affect our business, financial condition, and operating results. In addition, any material adverse judgment could trigger an event of default under our indebtedness.

We have a significant amount of debt and preferred stock, which may limit our ability to meet our debt service and dividend obligations, obtain future financing, make capital expenditures in support of our business plan, react to a downturn in our business, or otherwise conduct necessary corporate activities.

As of December 31, 2004, we had approximately $1.7 billion of long-term liabilities (which includes $457.0 million of senior and junior exchangeable preferred stock), approximately $166.3 million of Class M and Class T preferred stock, and shareholders’ deficit of approximately $596.3 million. Of the outstanding preferred stock, $532.2 million can be exchanged, at our option, subject to compliance with certain leverage ratios under our credit agreement and the indentures related to our senior secured, senior, and senior subordinated notes, for senior subordinated indebtedness.

The current levels of our debt and preferred stock entail a number of risks, including the following:

•	we must use a substantial portion of our cash flows from operations to make interest payments on our debt, thereby reducing funds that would otherwise be available to us for working capital, capital expenditures, future business opportunities, and other purposes;

•	we may not be able to obtain additional financing for working capital, capital expenditures, and other purposes on terms favorable to us or at all;

•	borrowings under our floating rate senior secured notes and our revolving credit agreement are at variable interest rates, making us vulnerable to increases in interest rates;

•	we may have more debt than many of our competitors, which may place us at a competitive disadvantage;

•	we may have limited flexibility to react to changes in our business; and

•	we may not be able to refinance our indebtedness or preferred stock on terms that are commercially reasonable or at all.

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

The instruments governing our debt and the certificates of designation governing our preferred stock impose significant operating and financial restrictions on us. These restrictions limit, among other things, our ability and the ability of certain of our subsidiaries to:

•	incur additional debt;

•	pay cash dividends on capital stock;

•	repay junior debt and preferred stock prior to stated maturities;

•	allow the imposition of dividend restrictions on certain subsidiaries;

•	sell assets;

•	make investments;

•	engage in transactions with shareholders and affiliates;

•	create liens; and

•	engage in some types of mergers or acquisitions.

Our failure to comply with these restrictions could lead to a default under the terms of the relevant debt or a violation of the terms of the preferred stock even if we are able to meet debt service and dividend obligations.

Our revolving credit agreement requires us to maintain specified financial ratios if we draw against it. Substantially all our assets are subject to liens securing indebtedness under our revolving credit agreement and senior secured notes. These restrictions could limit our ability to obtain future financing, make needed capital expenditures, withstand a downturn in our business, or otherwise conduct necessary corporate activities.

If there were an event of default under our revolving credit agreement or other debt, the holders of the affected debt could elect to declare all of that debt to be due and payable, which, in turn, could cause all of our other debt to become due and payable. We might not have sufficient funds available, and we might be unable to obtain sufficient funds from alternative sources on terms favorable to us or at all. If the amounts outstanding under our revolving credit agreement were accelerated and we could not obtain sufficient funds to satisfy our obligations, our lenders could proceed against our assets and the stock and assets of our subsidiaries that guarantee our revolving credit agreement and senior secured notes.

We are subject to limitations on our ability to pay cash dividends on and repurchase or otherwise satisfy our obligations under our senior exchangeable preferred stock and junior exchangeable preferred stock. If we do not satisfy these obligations, the holders of these series of preferred stock may have the right to elect additional members to our board of directors.

We are required to pay dividends on our exchangeable preferred stock. Since August 2003, dividends on our senior exchangeable preferred stock are to be paid in cash. However, we have not declared or paid any of the cash dividends on the senior exchangeable preferred stock. We are accruing the undeclared dividends by increasing the carrying amount of the senior exchangeable preferred stock. At December 31, 2004, we had accrued $34.8 million in undeclared dividends, which will be payable at the senior preferred mandatory redemption date, if not sooner declared and paid. We currently pay dividends on our junior exchangeable preferred stock by issuing additional shares. Beginning in May 2005, dividends on our junior exchangeable preferred stock are to be paid in cash.

Our ability to pay cash dividends on and to redeem for cash our senior exchangeable preferred stock and junior exchangeable preferred stock when required is restricted under various covenants contained in documents governing our outstanding preferred stock and our indebtedness. In addition, under Minnesota law, we are permitted to pay dividends on or redeem our capital stock, including the senior exchangeable preferred stock and the junior exchangeable preferred stock, only if our board of directors determines that we will be able to pay our debts in the ordinary course of business after paying the dividends or completing the redemption. In addition, in order to redeem the junior exchangeable preferred stock, our board of directors must determine that we have sufficient assets to satisfy the liquidation preferences of the senior exchangeable preferred stock.

Because we have failed to pay at least six quarterly dividends on the senior exchangeable preferred stock, the holders of such stock currently have the right to elect the lesser of two directors or the number of directors constituting 25% of the members of our board, if they so choose, by following the procedures set forth in the certificate of designation. If, at any time, we have failed to pay six or more quarterly dividends on our junior exchangeable preferred stock, the holders of such stock would have the same right to elect directors. Failure to pay dividends on our preferred stock may also result in a downgrade of our credit ratings, and such a downgrade could have an adverse effect on our ability to refinance our existing indebtedness or otherwise raise capital.

We have preferred shareholders who could exercise significant influence on management.

The holders of our Class M convertible preferred stock currently are able to elect two members to our board of directors and can vote, on an as-converted basis, approximately 2,075,471 shares of our Class A common stock, which represented, as of December 31, 2004, approximately 11% of the voting power of our common stock.

The holders of our senior exchangeable preferred stock and junior exchangeable preferred stock, under certain circumstances, may also be able to elect members of our board of directors in the future. Because we have failed to pay at least six quarterly dividends on the senior exchangeable preferred stock, the holders of such stock currently have the right to elect the lesser of two directors or the number of directors constituting 25% of the members of our board, if they so choose, by following the procedures set forth in the certificate of designation. We anticipate that two directors will be elected by the holders of the senior exchangeable preferred stock at the 2005 annual meeting.

If any of these preferred stock holders or the directors elected by them were to disagree with decisions made by management or the board of directors about our plans or operations, they might be able to bring significant pressure to change such plans or operations.

Antitakeover provisions could adversely affect the price of our Class A common stock.

Some of the provisions of our Articles of Incorporation, Amended and Restated Bylaws, and Minnesota law could delay or prevent a change of control or a change in management that may be beneficial to shareholders. These provisions include:

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

Our operating regions include portions of five states in the Northeast, three states in the Northwest, four states in the Midwest, and three states in the South. Within each of our four regions, we have deployed a strong local sales and customer service presence in the communities we serve. Our marketed networks covered a total population of approximately 6.3 million POPs and served approximately 730,000 voice customers as of December 31, 2004.

The following table summarizes our existing wireless systems as of December 31, 2004.

Post and Prepaid Customers (Not including paging and long distance)

			Customers
	Percentage	Service Area	as of December 31,		Square
	Ownership	POPS (1)	2004	2003 (2)	Miles	States
Cellular:
Midwest	100%	741,000	124,000	118,000	45,000	MN, ND, SD
Northeast	100%	2,068,000	267,000	271,000	46,000	MA, ME, NH, NY, VT
South	100%	2,012,000	118,000	123,000	79,000	AL, KS, MS
Northwest	100%	706,000	127,000	130,000	77,000	ID, OR, WA

Total		5,527,000	636,000	642,000	247,000
PCS:
Wireless Alliance	70%	754,000	13,000	16,000	19,000	MN, ND, SD, WI
Wholesale		N/A	81,000	67,000	N/A

Total		6,281,000	730,000	725,000	266,000

(1)	Reflects 2000 U.S. Census Bureau population data updated for December 2002.

(2)	Customers as of December 31, 2003 are provided on a pro forma basis, giving effect to the property exchange with AWE, completed on March 1, 2004, in which the Company transferred to AWE its Northwest region operations in Oregon RSA 4, including approximately 35,000 customers as of December 31, 2003. The Company received from AWE certain of its operations in Alabama and Mississippi, increasing its customers in the South region by approximately 14,000 customers as of December 31, 2003.

We believe our market characteristics and network quality make us an attractive roaming partner for other wireless communications service providers. We have preferred roaming relationships with Cingular Wireless, LLC, T-Mobile, and Verizon Wireless in our various regions.

We began a 2.5G network overlay process in late 2003, which we expect to be substantially complete in 2005. We are also pursuing a strategy of expanding our network coverage in all of our regions, which will, upon completion, increase our cell sites and total marketed POPs. We believe our network overlay and expansion efforts will improve our ability to attract customers in addition to providing our roaming partners greater access to our networks.

Summary of year ended December 31, 2004

Our 2004 operating highlights reflect progress on our 2.5G network buildouts, transition of the acquired AWE operations in our South Region, wireless number portability compliance, increased ETC certification in certain states (which allows us to receive USF payments), and repurchases of senior preferred stock.

Service revenue increased 6.2% for the year ended December 31, 2004 to $377.2 million in spite of a 21,200 net customer decrease resulting from the AWE property exchange completed on March 1, 2004. These results reflect an increase in USF support payments, which increased to $28.2 million for the year ended December 31, 2004. For the year ended December 31, 2004, LSR increased to $46 as compared to $43 in the previous year. Contributing to the increase in LSR were increased levels of USF of approximately $2 together with increased access and features revenue of approximately $1.

During the year ended December 31, 2004, our total customers decreased by 1.4% to 729,811 at December 31, 2004 as compared to 745,516 at December 31, 2003. We believe the reasons contributing to the decrease include the following:

•	The net customer decline resulting from the property exchange with AWE,

•	The transitional stage of our networks, products, and services,

•	The transition to a unified brand name across all regions, and

•	Wireless local number portability.

Roaming revenue for the year ended December 31, 2004 was $105.5 million as compared to $131.9 million in the year ended December 31, 2003. Roaming revenue this year was lower than in 2003 primarily because of the Oregon 4 property exchange with AWE, which occurred in March 2004, declining roaming yield, and the accelerated transition by our national roaming partners to 2.5G handsets. For the year ended December 31, 2004, the Oregon 4 service area provided approximately $3.6 million of roaming revenue compared to approximately $14.9 million for the year ended December 31, 2003. Outcollect roaming yield for 2004 was $0.16 per minute as compared to $0.21 per minute last year. At December 31, 2004, approximately 67% of our cell sites have been overlaid with 2.5G technology.

We expect outcollect roaming revenues for all of 2005 to be comparable to 2004.

We expect capital spending for 2005 to be approximately $100 million as compared to $94.4 million in 2004.

In March 2004, we issued $350 million aggregate principal amount of 8 1/4% senior secured notes due 2012 and $160 million aggregate principal amount of senior secured floating rate notes due 2010. The net proceeds from these notes, together with some of our existing cash, were used to repay all outstanding obligations under our former credit agreement, to terminate interest rate exchange agreements associated with the former credit agreement, and to pay fees and expenses associated with the notes offering and the revolving credit agreement.

During the year ended December 31, 2004, we repurchased 80,500 shares of our 11 3/8% senior exchangeable preferred stock for $68.4 million. The corresponding $22.6 million gain on redemption of preferred shares was recorded as a reduction of interest expense.

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

(c) Description of Business/Service Areas

Marketing of Products and Services

Local Service

We have developed our marketing strategy on a market-by-market basis and offer service plan options to our customers tailored to address their specific needs and to encourage cellular usage. In general, because our customers typically live in rural areas, they are more likely to purchase plans that provide a regional footprint rather than a national one. Most of our service plans have a fixed monthly access fee, which includes a specified number of minutes, and incremental fees for enhanced services. As a result of our focus on marketing strategies as well as the upgrade of our networks to digital capability, we are able to offer our customers a wide array of services on an individual or bundled basis. We believe these services, which include the following, stimulate demand for wireless usage and increase customer loyalty:

•	Caller ID — Allows a customer to see the phone number and name of the calling party before answering the call or after not answering a call.

•	Short Message Service — Allows a customer to receive and send text messages or content messages.

•	Numeric Paging — Allows a caller to leave a phone number rather than a voice message.

•	Visual Message Notification — Alerts a customer that a text or voice message has been received by displaying an icon on the customer’s phone.

•	Add-A-Line — Allows an additional phone to be included on a single account for a flat fee, permitting a customer to share the service plan minutes.

•	Voicemail — Allows a customer to receive and retrieve voicemail.

•	Regional Personal Toll-Free Number — Provides a customer with a regional personal toll-free number, which encourages customers to distribute their cellular numbers and keep their telephones turned on to accept incoming calls.

•	Nationwide Calling Option — Allows a customer to pay a flat fee for all long distance calls made from our service areas.

•	Advanced 2.5G Technology Data Services — Includes picture phones, Brew and Java service, e-mail access, data cards, and internet accessibility.

In addition to tailoring our service plans based on features and minutes of use, we also offer our customers regional calling plans and roaming packages that allow our customers to pay home usage rates while traveling within specified regional zones, both within and outside of our cellular service areas. We have also established preferred roaming contracts and developed system integration with adjacent cellular carriers, which permit our customers to receive automatic call delivery, call forwarding, toll-free access to voicemail, and call hand-off nationwide.

Roaming

We have roaming agreements in our markets with various national carriers and have nationwide roaming agreements including:

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

On a pro forma basis, giving effect to the Cingular acquisition of AWE, a substantial portion of our roaming revenue has been derived from agreements with three national wireless providers, Cingular, T-Mobile, and Verizon Wireless. For the years ended December 31, 2004, 2003, and 2002, Cingular (on a pro forma basis giving effect to its merger with AWE), Verizon Wireless, and T-Mobile accounted for approximately 86%, 89%, and 86%, respectively, of our total outcollect roaming minutes. For the years ended December 31, 2004, 2003, and 2002, Cingular (on a pro forma basis giving effect to its merger with AWE) accounted for approximately 9.9%, 14.5%, and 14.4% of our total revenue.

Under our agreements with Cingular and Verizon Wireless, we are able to attain preferred roaming status by overlaying our existing Northeast, Northwest, and South networks with GSM/GPRS/EDGE and our Midwest region with CDMA/2000/1XRTT technology. The GSM/GPRS/EDGE overlays in our Northeast and Northwest networks and our CDMA/2000/1XRTT network in our Midwest region are substantially completed. Our GSM/GPRS/EDGE overlay in our South region is expected to be completed during the summer of 2005.

Wireless Alliance has a roaming agreement with its joint venture partner T-Mobile.

Customer Equipment

We currently sell handsets manufactured by Audiovox Corporation, Ericsson, Inc., Kyocera Corporation, LG Electronics, Inc., Motorola, Inc., and Nokia Telecommunications, Inc. and accessories manufactured by a number of sources.

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

Our distribution channels include the following:

•	direct sales through:

o	retail stores and kiosks that we operate and staff with our employees. As of December 31, 2004, we had 86 stores, primarily located in our more densely populated markets. In addition, we had 13 stand-alone kiosks. Our retail locations help us establish our local presence and promote customer sales and service;

o	account executives who are our employees and focus on business and major account sales and service;

o	telesales, which are conducted by customer service representatives, internet, and toll-free phone services; and

•	indirect sales through independent sales agents. Our independent sales agents are established businesses in their communities and include retail electronics stores, farm implement dealers, automobile dealers, automotive parts suppliers, college and university bookstores, video and music stores, and local telephone companies. Most of the agents sell our services in conjunction with their principal business. We provide cellular, digital, and paging equipment to the agents for sale or lease to customers, and the agents market our services utilizing a cooperative advertising program.

Each region is responsible for recruiting, training, and supporting sales personnel for each distribution channel.

Customer Base

At December 31, 2004, our customer base consisted of three types of customers: postpaid, wholesale, and prepaid. Postpaid customers accounted for the largest portion of our customer base as of that date, at 86%. These customers pay a monthly access fee for a wireless service plan that generally includes a fixed number of minutes and certain service features. In addition to the monthly access fee, these customers are typically billed in arrears for long-distance charges, roaming charges, and minutes of use exceeding the rate plans. Our wholesale customers are similar to our postpaid customers in that they pay monthly fees to utilize our network and services; however, the customers are billed by a third party (reseller), who has effectively resold our service to the end user (customer). We in turn bill the third party for the monthly usage of the end user. Wholesale customers accounted for 11% of our total customer base as of December 31, 2004. Our prepaid customers accounted for 3% of our customer base as of December 31, 2004.

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

Service Marks

In 2004, our Midwest and Northwest regions changed their brand name to UNICEL®. We now use the UNICEL® brand, which we own, in all of our markets. The following table summarizes the brand names we have used to market our services in our different regions in 2004 and 2003.

Brand name use as of December 31,

Region	2004	2003
Northeast	UNICEL®	UNICEL®
Midwest	UNICEL®	CELLULAR 2000®, UNICEL®
Northwest	UNICEL®	CELLULARONE®
South	UNICEL®	UNICEL®

Network Operations

We develop and build our wireless service areas in response to customer demand by adding channels to existing cell sites, building new cell sites to increase coverage and capacity, and upgrading entire networks with advanced technology and services. Where appropriate, we also upgrade acquired properties to enable us to provide similar quality service over our entire network. We expect to continue our wireless system expansion where necessary to add and retain customers, enhance customer usage on our systems, and increase roaming traffic. We also enhance our systems through scalable network equipment, cell site splitting, cell site sectorization, and digital upgrades of our systems. In addition to improving service quality, these enhancements generally provide improved network system performance and efficiency of operations. Our network consisted of 857 cell sites as of December 31, 2004.

Technology

As described below, beginning in late 2003 and throughout 2004, we have been overlaying our networks with 2.5G technology. 2.5G refers to wireless technology and capability usually associated with General Packet Radio Services (“GPRS”), Enhanced Data rates for Global Evolution (“EDGE”), and Code Division Multiple Access / 1x Radio Transmission Technology (“CDMA2000/1XRTT”).

Technology	Regional Deployment	Description
CDMA2000/1XRTT	Midwest region deployed in 2003 and 2004 and commercially launched in August 2004.	CDMA2000/1XRTT is an evolution of CDMA technology and represents a step towards 3G technology and allows data transmission at approximately 50 kilobits per second (“Kbps”).

GSM/GPRS	Northeast, Northwest regions deployed in 2004 and commercially launched in January 2005. South region is expected to commercially launch during the summer of 2005.	GSM/GPRS facilitates certain applications that have not previously been available over GSM networks due to the limitations in speed of Circuit Switched Data and message length of the Short Message Service. Dataspeeds of up to approximately 35 Kbps are expected.

EDGE	Northeast, Northwest, and South regions are selectively being overlaid in 2004 through 2005.	EDGE is an evolution of GPRS technology and is a system designed to increase the speed of data transmission via cell phone, creating broadband capability. EDGE technology data speeds are expected to be approximately 70-135 Kbps.

While these new networks typically can accommodate roaming traffic as individual sites come on line, we commercially introduce 2.5G services to our customers only when a sufficient number of cell sites within the region have been overlaid to provide relatively seamless 2.5G service. Commercial introduction of CDMA/2000/1XRTT services in our Midwest region began in August 2004, and commercial introduction of GSM/GPRS/EDGE services in our Northeast and Northwest regions began in January 2005. In late 2004, we began the GSM/GPRS/EDGE overlay process in our South region and anticipate a commercial launch in the summer of 2005. Our 2.5G technology networks utilize existing cellular and PCS spectrum. At December 31, 2004, approximately 67% of our cell sites incorporated 2.5G technology.

The customer transition to 2.5G technology networks will take into account the pace of national carrier 2.5G customer growth, our own anticipated growth of 2.5G technology services, the cost to migrate existing TDMA customers to more expensive 2.5G technology handsets, and our desire to ultimately operate from a single network technology platform. We believe that the majority of our customers will be using 2.5G handsets by the end of 2006. We anticipate maintaining existing TDMA networks in our regions as long as it is financially desirable and replacement equipment is available.

Using previously unbuilt PCS licenses that are adjacent to our traditional cellular footprint, we are expanding our network coverage through the following initiatives:

•	Midwest region CDMA network expansion into the adjacent markets of Fargo and Grand Forks, North Dakota,

•	Northeast region GSM network expansion into the adjacent market of Lewiston-Auburn, Maine,

•	Northeast region GSM network expansion into the adjacent Lakes Area region in east central New Hampshire, and

•	Northwest region GSM network expansion in mid-2005 into the adjacent markets of Lewiston-Moscow, Idaho and Madras, Oregon.

We also have PCS networks in our Midwest and Northeast regions that satisfy FCC build-out requirements and allow us to receive outcollect revenue from our national roaming partners and minimize our incollect cost from our existing customers using their phones in those areas. We do not market our wireless service to residents of these areas.

Build-Out Conditions of PCS Licenses

All PCS licenses are granted for 10-year terms conditioned upon timely compliance with the FCC’s build-out requirements. Pursuant to the FCC’s build-out requirements, all 30 MHz broadband PCS licensees must construct facilities that offer coverage to one-third of the licensed area’s population within five years of obtaining the license and to two-thirds of the licensed area’s population within ten years, and all 10 MHz broadband PCS licensees must construct facilities that offer coverage to at least one-quarter of the population within five years or make a showing of “substantial service” within that five year period. Failure to comply with these build-out requirements could result in license cancellation or revocation. We are currently in compliance with the build-out requirements of our PCS licenses.

Wireless Alliance

Wireless Alliance operates a GSM network and at December 31, 2004, had 66 cell sites using T-Mobile’s switch.

Licenses

Our reasons for building out our licenses can vary. We build out many of our licenses primarily to market our wireless services directly to that region’s population and to capture outcollect roaming minutes. We build out other licenses to minimize incollect cost and capture outcollect roaming minutes while not marketing our services to that region’s population. In some cases, we have chosen not to build out licensed areas, reflecting lack of sufficient current financial incentive.

Our total marketed service area served approximately 649,000 voice customers, excluding wholesale customers, as of December 31, 2004.

Throughout our regions, we have multiple licenses at different bandwidths covering similar service areas. Accordingly, POPs in some service areas may be covered by more than one license and are not incremental to our marketed POPs. The following table, which includes overlapping licenses, lists our cellular and PCS licenses as of December 31, 2004:

Description	% Ownership	POPs	License	Spectrum	Date of Acquisition

Midwest
Minnesota RSA 1	100%	49,000	B	25 MHz Cellular	01-Apr-91
Minnesota RSA 2	100%	66,000	B	25 MHz Cellular	01-Apr-91
Minnesota RSA 3	100%	58,000	B	25 MHz Cellular	01-Apr-91
Minnesota RSA 5	100%	216,000	B	25 MHz Cellular	01-Apr-91
Minnesota RSA 6	100%	284,000	B	25 MHz Cellular	01-Apr-91

Bemidji, MN, BTA 037	100%	67,000	E	10 MHz PCS	18-Nov-04

Brainerd, MN BTA 054	100%	98,000	E	10 MHz PCS	18-Nov-04
Duluth, Minnesota/Superior, Wisconsin BTA 119	70%	293,000	B	20 MHz PCS	10-Apr-97
Fargo, North Dakota/Moorhead, Minnesota BTA 166	70%	185,000	B	20 MHz PCS	10-Apr-97
Grand Forks, North Dakota BTA 166	70%	96,000	B	20 MHz PCS	10-Apr-97
Sioux Falls, South Dakota BTA 422	70%	180,000	B	20 MHz PCS	06-Nov-97
South Dakota RSA 4	100%	68,000	B	25 MHz Cellular	01-Feb-99
St. Cloud, MN BTA 391	100%	300,000	C	30 MHz PCS	01-Jul-99
Duluth, MN	100%	414,000	D	10 MHz PCS	01-Mar-04
Fargo, ND	100%	317,000	F	10 MHz PCS	01-Mar-04
Grand Forks, ND	100%	194,000	E	10 MHz PCS	01-Mar-04
Watertown, SD, BTA 464	100%	75,000	C	30 MHz PCS	17-Nov-04

Northeast
Maine, Bangor MSA	100%	146,000	B	25 MHz Cellular	01-May-97
Maine, RSA 2	100%	141,000	B	25 MHz Cellular	01-May-97
Maine, RSA 3	100%	231,000	B	25 MHz Cellular	01-May-97
Massachusetts RSA 1	100%	72,000	A	25 MHz Cellular	01-Jul-98
New Hampshire RSA 1	100%	312,000	A	25 MHz Cellular	01-Jul-98
New York RSA 2	100%	231,000	A	25 MHz Cellular	01-Jul-98
Vermont RSA 1	100%	222,000	A	25 MHz Cellular	01-Jul-98
Vermont RSA 2	100%	239,000	A	25 MHz Cellular	01-Jul-98
Vermont, Burlington MSA	100%	156,000	A	25 MHz Cellular	01-Jul-98
Maine, RSA 1	100%	85,000	B	25 MHz Cellular	31-Jul-98
Manchester & Nashua, NH BTA 274	100%	638,000	F	10 MHz PCS	01-Jan-01
New Hampshire, Portsmouth MSA	100%	233,000	B	25 MHz Cellular	01-Jan-01
Portland, ME BTA 357	100%	535,000	F	10 MHz PCS	01-Jan-01
Bangor, ME BTA 30	100%	327,000	A5	10 MHz PCS	15-Oct-03
Burlington, VT BTA 63	100%	414,000	F	10 MHz PCS	15-Oct-03
Fulton County, NY 36035	100%	55,000	D	10 MHz PCS	15-Oct-03
Hamilton County, NY 36041	100%	5,000	D	10 MHz PCS	15-Oct-03
Keene, NH BTA 227	100%	120,000	A5	10 MHz PCS	15-Oct-03
Lebanon, NH BTA 249	100%	183,000	A4	10 MHz PCS	15-Oct-03
Lewiston, ME BTA 251	100%	223,000	A5	10 MHz PCS	15-Oct-03
Plattsburg, NY BTA 352	100%	120,000	E	10 MHz PCS	15-Oct-03
Presque Isle, ME BTA 363	100%	73,000	A5	10 MHz PCS	15-Oct-03
Rutland-Bennington, VT BTA 388	100%	100,000	E	10 MHz PCS	15-Oct-03
Waterville, ME BTA 465	100%	169,000	A5	10 MHz PCS	15-Oct-03

Northwest
Oregon RSA 3	100%	158,000	A	25 MHz Cellular	01-Apr-00
Oregon RSA 6	100%	224,000	A	25 MHz Cellular	01-Apr-00
Washington RSA 2	100%	140,000	A	25 MHz Cellular	01-Apr-00
Washington RSA 3	100%	60,000	A	25 MHz Cellular	01-Apr-00
Washington RSA 8	100%	124,000	A	25 MHz Cellular	01-Apr-00
Chelan County, WA 53007	100%	67,000	D	10 MHz PCS	15-Oct-03
Douglas County, WA 53017	100%	33,000	D	10 MHz PCS	15-Oct-03
Ferry County, WA 53019	100%	7,000	E	10 MHz PCS	15-Oct-03
Lewiston-Moscow, ID BTA 250	100%	124,000	C	30 MHz PCS	18-Nov-04
Okanogan County, WA 53047	100%	39,000	D	10 MHz PCS	15-Oct-03
Pend Oreille County, WA 53051	100%	12,000	E	10 MHz PCS	15-Oct-03
Stevens County, WA 53065	100%	41,000	E	10 MHz PCS	15-Oct-03

Description	% Ownership	POPs	License	Spectrum	Date of Acquisition
Baker & Malheur counties, OR	100%	48,000	D	10 MHz PCS	01-Mar-04
Bend, OR	100%	165,000	C5	10 MHz PCS	25-May-04
Portland, OR (Grant, Wheeler & Harney counties)	100%	16,000	D	10 MHz PCS	01-Mar-04
Walla Walla, WA	100%	177,000	C & F	10 MHz PCS	25-May-04

South
Alabama RSA 3	100%	134,000	A	25 MHz Cellular	01-Apr-00
Alabama RSA 4	100%	146,000	A	25 MHz Cellular	01-Apr-00
Alabama RSA 5	100%	221,000	A	25 MHz Cellular	01-Apr-00
Alabama RSA 7	100%	170,000	A	25 MHz Cellular	01-Apr-00
Kansas RSA 1	100%	27,000	A	25 MHz Cellular	01-Apr-00
Kansas RSA 11	100%	93,000	A	25 MHz Cellular	01-Apr-00
Kansas RSA 12	100%	48,000	A	25 MHz Cellular	01-Apr-00
Kansas RSA 13	100%	28,000	A	25 MHz Cellular	01-Apr-00
Kansas RSA 2	100%	29,000	A	25 MHz Cellular	01-Apr-00
Kansas RSA 6	100%	19,000	A	25 MHz Cellular	01-Apr-00
Kansas RSA 7	100%	79,000	A	25 MHz Cellular	01-Apr-00
Mississippi RSA 1	100%	185,000	A	25 MHz Cellular	01-Apr-00
Mississippi RSA 3	100%	157,000	A	25 MHz Cellular	01-Apr-00
Mississippi RSA 4	100%	130,000	A	25 MHz Cellular	01-Apr-00
Albany, GA	100%	359,000	A5	10 MHz PCS	01-Mar-04
Columbus, GA	100%	366,000	A5	10 MHz PCS	01-Mar-04
Columbus-Starkville, MS BTA	100%	152,000	B4/5 & E	30 MHz PCS	01-Mar-04
Dothan, AL BTA	100%	225,000	F & C2	25 MHz PCS	01-Mar-04
Meridian, MS	100%	208,000	B5	10 MHz PCS	01-Mar-04
Montgomery, AL BTA (Pike County Only)	100%	30,000	C3	10 MHz PCS	01-Mar-04
Opelika, AL	100%	154,000	F	10 MHz PCS	01-Mar-04
Tupelo, MS BTA	100%	326,000	C	30 MHz PCS	01-Mar-04

The following map illustrates the geography of our 850 MHz Cellular and 1.9 GHz PCS licenses as of December 31, 2004.

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

Competition

We compete against wireless carriers in each of our markets and also compete with a number of enhanced specialized mobile radio service providers. We compete for customers based on numerous factors, including wireless system coverage and quality, service value equation (minutes and features over price), local market presence, digital voice and features, customer service, distribution strength, and brand name recognition. Some competitors also market other services, such as landline local exchange and internet access service, with their wireless service offerings. Many of our competitors have been operating for a number of years, currently serve a substantial customer base, and have significantly greater financial, personnel, technical, marketing, sales, and distribution resources than we do.

The following table lists our major competitors by market:

US
	Alltel	Cingular	Nextel	Sprint	T-Mobile	Cellular	Verizon	Other (*)
Midwest:
Minnesota RSA 1 and 2			X	X				Western Wireless, Dobson Communications
Minnesota RSA 3, 5 and 6		X		X	X			Dobson Communications, Qwest
South Dakota RSA 4				X				Western Wireless
Northeast:
Maine, Bangor MSA, RSA 1, 2 and 3		X			X	X
Massachusetts RSA 1		X	X	X	X
New Hampshire, Portsmouth, MSA		X	X	X	X	X	X
New Hampshire RSA 1			X	X		X
New York RSA 2			X	X			X
Vermont, Burlington MSA, RSA 1			X	X	X	X	X
Vermont RSA 2			X	X		X	X
Northwest:
Oregon RSA 3		X	X	X	X	X	X	Qwest, Inland Cellular, Snake River Wireless
Oregon RSA 6			X	X	X	X	X
Washington RSA 2		X	X	X	X		X
Washington RSA 3		X		X			X
Washington RSA 8		X	X	X	X			Qwest, Inland Cellular
South:
Alabama RSA 3	X	X	X		X			Southern Linc
Alabama RSA 4	X		X		X			Pine Belt Wireless, Southern Linc
Alabama RSA 5	X	X	X		X			Public Service Telephone, Southern Linc
Alabama RSA 7	X	X	X	X	X		X	Southern Linc
Kansas RSA 1, 2, 6, 7, 12 and 13	X							Westlink Communications
Kansas RSA 11	X							Panhandle Telecommunications
Mississippi RSA 1 and 4		X			X			Cellular South
Mississippi RSA 3					X			Cellular South
Dothan, AL BTA	X	X	X	X	X		X	Southern Linc,
Tupelo, MS BTA	X	X	X	X	X		X	Cellular South
Columbus-Starkville, MS BTA		X	X	X	X		X	Southern Linc, Cellular South
Wireless Alliance:
Duluth, Minnesota/Superior, Wisconsin			X	X			X
Fargo, North Dakota/Moorhead, Minnesota, Grand Forks, North Dakota.			X	X			X	Western Wireless
Sioux Falls, South Dakota			X	X			X	Western Wireless

(*) National Third Party Resellers. We also compete with national third party resellers including Virgin Mobile USA, LLC and TracFone Wireless, Inc. These resellers purchase bulk wireless services from wireless providers and resell through mass-market retail outlets, including Wal-Mart, Target, Radio Shack, and Best Buy. TracFone purchases bulk wireless services from RCC in selected markets.

Continuing industry consolidation has resulted in an increased presence of regional and national wireless operators within our service areas. More recently, some national wireless operators have begun to build small networks in more densely populated or well-traveled portions of our service areas. National advertising and promotional programs by national wireless operators run in our markets are a source of additional competitive and pricing pressures even though these operators may not provide service in those markets.

In the future, we expect to face increased competition from entities holding licenses for PCS spectrum not yet operating in our markets. The FCC has issued licenses for both narrowband and broadband PCS, and six broadband licenses were issued in each of our cellular service areas. Under FCC rules, PCS license holders are allowed to disaggregate the spectrum covered by their license. Accordingly, we may face competition from additional providers of PCS if the FCC approves a disaggregation of spectrum for any PCS license in one of our service areas. In addition, the Omnibus Budget Reconciliation Act of 1993 required, among other things, the allocation to commercial use of a portion of 200 MHz of the spectrum currently reserved for government use. Some portion of this spectrum may be used to create new land-mobile services or to expand existing land-mobile services. Further, the FCC has auctioned or announced plans to auction licenses in the 39 GHz spectrum and 700 MHz spectrum that may be used for wireless communications that would compete with our services.

We may also face competition from our roaming partners if they decide to overbuild or acquire networks in our service areas. Many of our roaming partners are national carriers with greater financial resources and access to capital than we have.

We also compete to a lesser extent with resellers, landline telephone service providers, fixed wireless services, specialized mobile radio, private radio systems and satellite-based telecommunications systems. A reseller provides wireless services to customers but does not hold an FCC license and might not own facilities. Instead, the reseller buys blocks of wireless telephone numbers and capacity from a licensed carrier and resells service through its own distribution network to the public. Thus, a reseller is both a customer of a wireless licensee’s service and also a competitor of that licensee. Several small resellers currently operate in our service areas.

Cable companies are providing telecommunications services to the home, and of these, some carriers are providing local and long distance voice services using Voice over Internet Protocol, or VoIP. In particular circumstances, these carriers may be able to avoid payment of access charges to local exchange carriers for the use of their networks on long distance calls. Cost savings for these carriers could result in lower prices to customers and increased competition for wireless services.

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

Overview

Our business is subject to varying degrees of federal, state, and local regulation. The FCC has jurisdiction over all facilities of, and services offered by, wireless licensees such as us, to the extent those facilities are used to provide, originate, or terminate interstate or international communications. The Communications Act of 1934, as amended (the “Communications Act”), preempts state and local regulation of the entry of, or the rates charged by, any provider of commercial mobile radio service (“CMRS”), which includes our cellular service and broadband personal communications service. Otherwise, state and local regulatory commissions may exercise jurisdiction over most of the same facilities and services to the extent they are used to originate or terminate intrastate or intra-Major Trading Area communications and with respect to zoning and similar matters. The manner in which we are regulated is subject to change in ways we cannot predict.

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

While the FCC has used an assortment of methods in the past to grant licenses, most if not all new CMRS licenses granted by the FCC are by auction. The FCC determines the availability of licenses in particular frequency ranges, as well as the terms under which license auctions are conducted. Our ability to secure new licenses that could be used to introduce advanced “third generation” wireless services may depend upon our success in future FCC auctions. For example, in 2006 the FCC is expected to auction and license 90 megahertz of spectrum for third generation and advanced wireless services, specifying comparatively large geographic areas, known as Regional Economic Area Groups, for licensing of 50-60 megahertz of the available spectrum.

Construction and Operation. Most cellular licensees, including RCC, have substantially constructed their systems and have license rights in their Cellular Geographic Service Areas that cut off rights of others to obtain licenses on the same frequencies in the same areas. We do not need to perform additional construction under our cellular licenses to retain those licenses. If we were to discontinue operation of a cellular system for a period of at least 90 continuous days, our license for such area would be automatically forfeited. However, we have no intention of allowing any discontinuance of service that may occur to last as long as 90 continuous days.

In order to retain licenses, PCS licensees, including RCC, are required by the FCC’s rules to construct facilities in the geographic areas authorized under their PCS licenses. That construction must result in a signal level adequate to permit an offering of services to a certain percentage of the population covered by those licenses within specified periods, based on the date of the grant of the licenses. Our PCS licenses are subject to revocation or nonrenewal by the FCC, as are all similar licenses held by other companies, if these build-out requirements are not satisfied in a timely manner. Build-out requirements apply as to certain PCS licenses we have acquired from other entities. We believe that our construction will progress at a pace that allows for timely compliance with the construction requirements.

Because we hold PCS licenses, we must comply with FCC microwave relocation rules. A block of spectrum licensed for PCS may be encumbered by a previously licensed microwave system. In such a case, if the PCS licensee cannot avoid interference with the microwave system, the FCC requires the PCS licensee to provide six months’ advance notice that interference may occur upon simultaneous operation of the PCS and microwave facilities and direct the microwave licensee to cease operation or move to other, non-interfering frequencies after such period of time. A PCS licensee is also obligated to participate in cost-sharing if a previous relocation of a microwave incumbent benefits more than one PCS licensee. However, a PCS licensee will not trigger any new cost-sharing obligations for sites activated April 5, 2005 or later, due to a scheduled termination of the FCC’s cost-sharing plan as of April 4, 2005. We believe that we are in compliance with applicable FCC microwave relocation and cost-sharing rules.

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

Although we are unaware of any circumstances that would prevent the approval of any future renewal application, no assurance can be given that the FCC will renew any of our licenses. Moreover, the FCC has the authority to restrict the operation of a licensed facility or revoke or modify licenses. None of our licenses has ever been revoked or involuntarily modified.

Assignment of Licenses or Transfer of Control of Licensees. FCC licenses generally may be transferred and assigned, subject to specified limitations prescribed by the Communications Act and the FCC. The FCC’s prior approval is required for the assignment or transfer of control of a license for a wireless system. Before we can complete a purchase or sale, we must file appropriate applications with the FCC, and the public is by law granted a period of time, typically 30 days, to oppose or comment on the proposed transaction. In addition, the FCC has established transfer disclosure requirements that require licensees who assign or transfer control of a license acquired through an auction within the first three years of their license terms to file associated sale contracts, option agreements, management agreements, or other documents disclosing the total consideration that the licensee would receive in return for the transfer or assignment of its license.

In any instance where a proposed transaction would result in an entity holding attributable ownership interests in both the frequency Block A and frequency Block B cellular carriers in the same MSA or RSA, the FCC conducts a case-by-case analysis of the potential effect upon competition and may disapprove of the transaction or issue approval subject to conditions that may or may not be acceptable to the parties. Non-controlling minority interests in an entity that holds a FCC license generally may be bought or sold without FCC approval, subject to any applicable FCC notification requirements.

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

Under Phase II, cellular and PCS licensees must be able to provide to the designated PSAP the location of all wireless 911 callers, by longitude and latitude, in conformance with particular accuracy requirements. To comply, licensees may elect either network-based or mobile radio handset-based location technologies and thereafter meet, according to a phased-in schedule, the enhanced 911 service standards stated in the FCC’s rules. We notified the FCC of our intention to utilize network-based location technologies to provide Phase II enhanced 911 service and amended the notification to indicate that, where we utilize CDMA network technology, we will rely upon a handset-based Phase II solution. Pursuant to terms and conditions of an FCC “Order to Stay” adopted in July 2002, granting us an extension of the compliance deadlines, we are subject to requirements of the FCC where we have deployed a network-based Phase II solution that we provide Phase II enhanced 911 service to at least 50% of a requesting PSAP’s coverage area or population beginning March 1, 2003, or within six months of a PSAP request, whichever is later, and to 100% of a requesting PSAP’s coverage area or population by March 1, 2004 or within 18 months of such a request, whichever is later. We have received requests from PSAPs for deployment of Phase II enhanced 911 service that relate to various areas where we provide cellular or PCS service and we have met the applicable 50%-coverage benchmark. Nevertheless, if the FCC finds that the accuracy results produced by any of our Phase II deployments are not in compliance with FCC rules, the FCC could issue enforcement orders and impose monetary forfeitures upon us. The FCC has issued notices of apparent liability requiring other CMRS providers to pay fines based upon violations of enhanced 911 service requirements. The implementation of enhanced 911 obligations may have a financial impact on us. We are not yet able to predict the extent of that impact.

Interconnection. FCC rules provide that a local exchange carrier (“LEC”) must provide CMRS providers interconnection within a reasonable time after it is requested, unless such interconnection is not technically feasible or economically reasonable, and that CMRS providers are entitled to compensation from LECs for terminating wireline-to-wireless traffic that originates and terminates within the same MTA. Recently, the FCC decided to amend its rules so as to allow LECs to request interconnection agreements with CMRS providers that operate within the same MTA. As a result, LECs will be able to establish reciprocal compensation arrangements for termination of telecommunications traffic even when a CMRS provider has no need for direct interconnection with a LEC that provides service in the same MTA. The FCC has a rulemaking proceeding in progress to consider whether, and possibly how, to replace the current system of reciprocal compensation for termination of local telecommunications traffic, and access charges for inter-MTA traffic, with a uniform intercarrier compensation plan. That proceeding could result in changes to compensation arrangements we have with LECs and interexchange carriers for the exchange of telecommunications traffic. Additionally, although key provisions of FCC orders implementing the Communications Act’s interconnection requirements have been affirmed by the courts, certain court challenges to the FCC rules are pending.

Universal Service. The Communications Act mandates that telecommunications carriers, such as us, contribute to the federal USF, the purpose of which is to ensure that basic telephone services are available and affordable for all citizens and that consumers in rural areas have similar choices in telecommunications services as consumers living in urban areas. The USF is intended to promote telecommunications infrastructure development in high cost areas and to provide subsidies to low income persons, schools, libraries, and rural health care providers. We also are required to contribute to state universal service programs administered by some states. The federal USF is administered jointly by the FCC, the fund administrator, and state regulatory authorities. Because we are a collection agent for customer contributions, we expect that our obligation to remit USF contributions will have a minimal financial impact on us.

1996 amendments to the Communications Act allow wireless carriers such as us to propose services and pursue eligibility to receive USF funding for constructing, maintaining and improving our facilities and services in high-cost areas. When declared eligible for USF funding we are also obligated to offer discounts to low-income customers, which amounts are reimbursed to us through the federal Lifeline and Link-up programs. We must be designated as an eligible telecommunications carrier (“ETC”) by the state where we provide service (or, in some cases, the FCC) and the state (or, in some cases, we) must certify our eligibility to the FCC so that we may ultimately receive USF support. We have received ETC designation in the states of Alabama, Kansas, Maine, Minnesota, Mississippi, Oregon, Vermont, and Washington. We are currently receiving USF support, or expect soon to begin receiving USF support, in each of these states. We have filed additional applications for ETC designation in New Hampshire and South Dakota. To be eligible from year-to-year to receive USF support, our ETC certifications must be renewed each year. Our ability to receive USF support, and our obligations to pay into state and federal universal service funds, are subject to change based upon pending regulatory proceedings, court challenges, and marketplace conditions.

Local Number Portability. The FCC has adopted rules on telephone number portability in an effort to achieve more efficient number utilization. Cellular and PCS licensees are required to provide number portability, which enables customers to change providers and services without changing their telephone number. By November 24, 2003, CMRS providers in the top 100 markets were required to offer number portability without impairment of quality, reliability, or convenience when customers switch wireless service providers, including the ability to support roaming throughout their networks. Providers in other markets were to comply by May 24, 2004 if they received a “bona fide request” to be open for porting-out of customer numbers at least six months prior from another wireless service provider. Where our operations are subject to the FCC mandate we are in compliance. In other areas any failure to comply with this obligation could result in a fine or revocation of our licenses.

In addition, the FCC provided guidance to the wireline and wireless industries in the form of a decision released November 10, 2003 in response to a petition filed by the Cellular Telecommunications & Internet Association requesting that wireline carriers be required to allow their customers to retain their numbers when switching to a wireless carrier. The FCC concluded that, as of November 24, 2003, upon the request of a customer, wireline carriers in the top-100 markets must port numbers to wireless carriers where the wireless carrier’s “coverage area” overlaps the geographic location of the rate center in which the customer’s wireline number is provisioned, provided that the porting-in carrier maintains the number’s original rate center designation following the port. The wireless “coverage area” was defined by the FCC as the area in which wireless service can be received from the wireless carrier. Wireline carriers outside the top-100 markets were given until May 24, 2004 to comply with the same porting obligations. The FCC subsequently granted an extension of time until May 24, 2004 to wireline carriers in the top-100 markets that serve fewer than two percent of the nation’s customer lines if such wireline carriers had not received a request for local number porting from either a wireline carrier prior to May 24, 2003, or a wireless carrier that has a point of interconnection or numbering resources in the rate center where the customer’s wireline number is provisioned. In addition, state public utility commissions have authority under the Communications Act to suspend or extend FCC number portability requirements faced by wireline carriers that serve fewer than two percent of the nation’s customer lines. On March 11, 2005, the U.S. Court of Appeals, D.C. Circuit, issued decisions that upheld the FCC’s requirements concerning wireline-to-wireless as well as wireless-to-wireless porting, although the court stayed the wireline-to-wireless obligations of certain LECs that qualify as small entities under the Regulatory Flexibility Act until the FCC completes its final regulatory flexibility analysis and publishes it in accordance with the applicable federal statute.

Meanwhile, the FCC invited and has received written comments on issues that bear upon wireless carriers’ obligations to port numbers to wireline carriers upon customer request. We expect to face obligations that will allow our customers to port their numbers to wireline carriers.

CALEA. Telecommunications carriers also are subject to the Communications Assistance for Law Enforcement Act (“CALEA”), which is administered by the Department of Justice, Federal Bureau of Investigation (“FBI”) and the FCC. CALEA requires carriers to have a specific number of open ports available for law enforcement personnel with the appropriate legal authority to perform wiretaps on each carrier’s network. Full implementation of CALEA’s assistance capability requirements was previously required by June 30, 2000. However, because the FCC found that there was a lack of equipment available to meet these requirements, it accepted petitions for a two-year extension of this deadline on a carrier-by-carrier basis. We submitted such a petition and were granted a two-year extension, until June 30, 2002, to comply with CALEA’s assistance capability requirements. We petitioned the FCC for another two-year extension and received from the FBI a letter of support for our petition for extension. At this time CALEA features are installed and operational at all but one of our switching facilities. We have petitioned for additional time, through May 31, 2005, to complete final installation of CALEA features on a switch located in Alexandria, Minnesota. Additional requirements have been adopted to require cellular and PCS licensees to accommodate interception of digital packet mode telecommunications. We will become obligated to comply with these requirements only if and when we commence to offer services that make use of digital packet mode technology. If we are not able to comply with CALEA prior to the applicable deadlines, we could be subject to substantial fines that, under existing law, could be as much as $10,000 per day. We cannot predict yet whether we will be able to comply with CALEA requirements prior to the applicable deadlines.

Other FCC-Mandated Payments. We also are required to contribute annually to the Telecommunications Relay Service Fund and the North American Numbering Plan Administration Fund and to remit regulatory fees to the FCC with respect to our licenses and operations. We do not expect that these financial obligations will have a material impact on us.

Access by the Disabled. The FCC has adopted rules that determine the obligations of telecommunications carriers to make their services accessible to individuals with disabilities. The rules require wireless and other providers to offer equipment and services that are accessible to and useable by persons with disabilities. While the rules exempt telecommunications carriers from meeting general disability access requirements if these results are not readily achievable, it is not clear how the FCC will construe this exemption. Accordingly, the FCC occasionally adopts rules that may require us to make material changes to our network, product line, or services at our expense. By September 16, 2006, we must begin to offer hearing aid compatible handsets, and by February 28, 2008, 50% of all phone models offered must meet the U3 performance level for acoustic coupling to accommodate hearing aid compatible functions. We are required to file with the FCC periodic progress reports on our preparation for implementing these offerings.

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

Regulatory Oversight. The rapid growth and penetration of wireless services has prompted the interest of the FCC, state legislatures, and state public utility commissions to oversee certain practices by the wireless industry, generally in the form of efforts to regulate service quality, customer billing, termination of service arrangements, advertising, filing of “informational” tariffs, certification of operation, and other matters such as deterrence of spam messaging to wireless devices. While the Communications Act generally preempts state and local governments from regulating the entry of, or the rates charged by, wireless carriers, a state has authority to regulate “other terms and conditions” of service offerings by CMRS providers and may petition the FCC to allow it to regulate the rates of CMRS providers. Several states have proposed or imposed consumer protection regulations on CMRS providers. Moreover, in securing ETC status, we may become subject to such rules (as we already are in Maine and Vermont), may be required to offer a specific “universal service” rate plan, as we have in Maine, or may become subject to other state-imposed requirements as a condition of their granting ETC status. In some states, we are or expect to be required annually to demonstrate that funds we collect from the high-cost fund are used for the required purpose of constructing, maintaining, or improving our facilities and services. These additional regulatory obligations can be expected to increase our costs of doing business.

The FCC has rules that require CMRS providers to report to the FCC network outages of at least 30 minutes duration that potentially affect at least 900,000 user minutes. We do not expect this requirement to have a substantial impact on our costs of operation.

On August 4, 2004 the FCC adopted a Notice of Proposed Rulemaking to consider how the Emergency Alert System (“EAS”) can become a more effective mechanism for warning the American public of an emergency. The proceeding inquires whether EAS should be extended beyond broadcast and cable TV to other services such as commercial wireless. We may be obligated to purchase additional hardware and/or software to comply with any EAS requirements the FCC ultimately adopts that are applicable to wireless carriers.

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

The FCC authorizes spectrum leasing for a variety of wireless services. Such rules may provide us with opportunities to expand our services into new areas, or provide us with access to additional spectrum, without need for us to purchase licenses, but the same rules also have the potential to induce new competitors to enter our markets. In addition, proceedings relating to human exposure to radio frequency emissions, the feasibility of making additional spectrum available for unlicensed devices, and the provision of spectrum-based services in rural areas are pending before the FCC. All of these initiatives could have an effect on the way we do business and the spectrum that is available to us and our competitors.

The FCC does not currently specify the rates CMRS carriers may charge for their services, nor does it require the filing of tariffs for wireless operations. However, the FCC has the authority to regulate the rates, terms, and conditions under which we provide service because CMRS carriers are statutorily considered to be common carriers and thus are required to charge just and reasonable rates and are not allowed to engage in unreasonable discrimination. The FCC has adopted rules and has proposed further rules relating to the use of customer proprietary network information (“CPNI”). Petitions for reconsideration of the CPNI rules are pending before the FCC. Additionally, the FCC has adopted rules governing billing practices. While none of these existing requirements has a material impact on our operations, there is no assurance that future regulatory changes will not materially impact us. The FCC has ruled that the Communications Act does not preempt state damages claims as a matter of law, but whether a specific damage award is prohibited would depend upon the facts of a particular case. This ruling may affect the number of class action suits brought against CMRS providers and the amount of damages awarded by courts.

Employees and Sales Agents

As of December 31, 2004, we had 1,074 employees, including 447 in sales and marketing, 307 in customer service, 181 in network and systems operations, 88 in administration, and 51 in finance and accounting. Approximately 51 of our employees were part-time. None of our employees is represented by a labor organization, and we believe we have excellent relations with our employees. In addition, we utilize approximately 423 independent sales agents.

ITEM 2. PROPERTIES

Our corporate facilities include the following:

		Leased/	Square
	Address	Owned	Feet
Midwest:
Principal Corporate HQ	3905 Dakota Street SW Alexandria, Minnesota	Owned	50,000

Northeast:
Regional Office	302 Mountain View Drive Colchester, Vermont	Leased	10,413
Regional HQ	6 Telcom Drive Bangor, Maine	Owned	36,250
Regional Office	323 North Street Saco, Maine	Owned	4,000

Northwest:
Regional HQ	300 SE Reed Market Road Bend, Oregon	Leased	9,272

South:
Regional HQ	621 Boll Weevil Circle, Suite 2 Enterprise, Alabama	Leased	18,000

As of December 31, 2004, our network consisted of the following cell sites:

Midwest	148
Wireless Alliance	66
Northeast	240
Northwest	138
South	265

Total	857

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

We have 99 retail locations, of which almost all are leased. The leases covering these locations have various expiration dates. We believe that the loss of any one of these retail sites would not have a material impact on our business as we would likely be able to obtain substantially equivalent alternative space.

ITEM 3. LEGAL PROCEEDINGS

We are involved from time to time in routine legal matters and other claims incidental to our business. We believe that the resolution of such routine matters and other incidental claims, taking into account established reserves and insurance, will not have a material adverse impact on our consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with regard to each of our executive officers:

Name	Age	Position
Richard P. Ekstrand	55	President, Chief Executive Officer and Director

Wesley E. Schultz	48	Executive Vice President, Chief Financial Officer and Director

Ann K. Newhall	53	Executive Vice President, Chief Operating Officer and Director

David J. Del Zoppo	49	Vice President, Finance and Accounting

Richard P. Ekstrand has served as our President, Chief Executive Officer, and a director since 1990. He currently serves on the board of directors and executive committee of the Cellular Telecommunications & Internet Association (CTIA) and the Wireless Foundation. Mr. Ekstrand previously served as Chairman of the Board of Directors of both CTIA and the Wireless Foundation. He also was a founding director of the Rural Cellular Association (“RCA”) and served as a director until 2000. He was again elected to the RCA Board in September 2000. In addition, he is past President of the Minnesota Telephone Association, the Association of Minnesota Telephone Utilities, and the Minnesota Telecommunications Association. He also serves on the board of directors of the Minnesota Zoo Foundation. Mr. Ekstrand is the sole shareholder, president, and a director of North Holdings, Inc. (formerly Lowry Telephone Co., Inc.), which is a shareholder of Rural Cellular. From 1980 through 2000, Mr. Ekstrand had served as vice president and a director of Lowry Telephone Co., Inc. North Holdings, Inc. is a member of Lowry Telephone Company, LLC, of which Mr. Ekstrand is the treasurer and a member of the board of governors.

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

Ann K. Newhall has served as Executive Vice President, Chief Operating Officer, and Secretary since 2000 and as a director since 1999. She joined us as Senior Vice President and General Counsel in 1999. Prior to joining us, Ms. Newhall was a shareholder attorney with Moss & Barnett, A Professional Association, most recently serving as President and a director of the firm. Ms. Newhall received her J.D. from the University of Minnesota Law School in 1977. She serves on the board of directors of Alliant Energy Corporation, a gas and electric utility.

David J. Del Zoppo has served as Vice President, Finance and Accounting since 1999. He joined us in 1997 as Controller and was appointed Vice President in 1998. Mr. Del Zoppo is a certified public accountant and served for four years as an auditor with KPMG, LLP.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASE OF EQUITY SECURITIES

Until December 17, 2002, our Class A common stock was quoted on the Nasdaq National Market, and between December 18, 2002 and December 29, 2003, was quoted on the OTC Bulletin Board. On December 30, 2003, it was again listed on the Nasdaq National Market under the symbol RCCC.

The following table indicates the high and low sales price of the Class A Common Stock for each quarter of the 2004 and 2003 fiscal years as quoted on the OTC Bulletin Board or The Nasdaq National Market.

	High	Low
2004
First Quarter	$14.38	$8.00
Second Quarter	$10.20	$6.80
Third Quarter	$9.71	$6.66
Fourth Quarter	$7.18	$4.70
2003
First Quarter	$1.58	$0.71
Second Quarter	$4.40	$0.85
Third Quarter	$10.05	$4.00
Fourth Quarter	$10.50	$6.85

Our Class B common stock is not publicly traded.

As of February 25, 2005, there were approximately 123 holders of record of our Class A common stock and approximately 15 holders of record of our Class B common stock.

Dividend Policy

RCC has never paid dividends on its Common Stock. The terms of our credit agreement, outstanding notes, and exchangeable preferred stock limit our ability to pay dividends on our Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth certain of our consolidated financial and operating data as of and for each of the five years in the period ended December 31, 2004, which we derived from our consolidated financial statements. The data set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K.

	Years ended December 31,
(In thousands, except per share and other operating data)	2004	2003	2002	2001	2000 (1)
Statement of Operations Data:

Revenue:
Service	$377,219	$355,038	$319,933	$310,520	$238,556
Roaming	105,504	131,896	122,703	116,541	98,693
Equipment	22,094	20,455	20,442	18,627	18,848

Total revenue	504,817	507,389	463,078	445,688	356,097

Operating expenses:
Network costs	104,071	96,069	97,200	101,509	85,988
Cost of equipment sales	40,372	37,636	29,184	28,415	34,711
Selling, general and administrative	135,170	131,761	119,185	122,387	95,034
Depreciation and amortization	76,355	76,429	82,497	112,577	91,078
Impairment of assets	47,136	42,244	—	—	—

Total operating expenses	403,104	384,139	328,066	364,888	306,811

Operating income	101,713	123,250	135,012	80,800	49,286

Other income (expense):
Interest expense	(163,977)	(136,262)	(114,478)	(130,432)	(90,764)
Interest and dividend income	1,727	916	562	1,172	2,249
Other	(76)	891	66	(752)	(24)

Other expense, net	(162,326)	(134,455)	(113,850)	(130,012)	(88,539)

Income (loss) before income taxes and cumulative change in accounting principle	(60,613)	(11,205)	21,162	(49,212)	(39,253)
Income tax benefit	(1,672)	—	—	—	—

Income (loss) before cumulative change in accounting principle	(58,941)	(11,205)	21,162	(49,212)	(39,253)
Cumulative change in accounting principle	—	—	(417,064)	1,621	—

Net loss	(58,941)	(11,205)	(395,902)	(47,591)	(39,253)
Preferred stock dividend	(12,915)	(38,877)	(60,556)	(54,545)	(44,081)

Net loss applicable to common shares	$(71,856)	$(50,082)	$(456,458)	$(102,136)	$(83,334)

Weighted average common shares outstanding	12,239	12,060	11,920	11,865	11,510

Net loss applicable to common shares before cumulative change in accounting principle	$(5.87)	$(4.15)	$(3.30)	$(8.74)	$(7.24)
Cumulative change in accounting principle	—	—	(34.99)	.13	—

Net loss per basic and diluted share	$(5.87)	$(4.15)	$(38.29)	$(8.61)	$(7.24)

	As of December 31,
(In thousands, except other operating data)	2004	2003	2002	2001	2000 (1)
Balance Sheet Data:
Working capital (deficit)	$45,308	$86,135	$(55,496)	$(18,273)	$(23,578)
Net property and equipment	276,133	226,202	240,536	244,980	234,490
Total assets	1,417,450	1,521,058	1,462,978	1,836,779	1,771,796
Total long-term liabilities	1,733,079	1,764,867	1,211,026	1,286,301	1,157,472
Total shareholders’ (deficit) equity	$(596,338)	$(526,830)	$(483,115)	$(33,830)	$79,955

	As of December 31,
	2004	2003	2002	2001	2000 (1)
Other Operating Data:
Customers (not including long distance and paging):
Postpaid	628,614	656,110	639,221	599,514	531,290
Prepaid	20,391	22,302	27,452	33,255	20,832
Wholesale	80,806	67,104	55,700	29,139	12,727

Total customers	729,811	745,516	722,373	661,908	564,849
Marketed POPs (2)	6,279,000	5,962,000	5,893,000	5,893,000	5,443,000
Penetration (3)	10.3%	11.4%	11.3%	10.7%	10.1%
Retention (4)	97.9%	98.1%	98.2%	97.8%	98.2%
Average monthly revenue per customer (5)	$60	$59	$57	$59	$61
Acquisition cost per customer (6)	$438	$417	$373	$287	$358
Cell sites / Base stations:	857	754	732	684	654

(1)	In April 2000, we acquired wireless operations and licenses covering portions of Alabama, Kansas, Mississippi, Oregon, and Washington. These acquired operations are reflected in our financial statements only after the date of acquisition. Our results of operations for the years beginning after December 31, 2000 reflect these operations for the full year. As a result, our results of operations for the year ended December 31, 2000 are not fully comparable to those of subsequent years.

(2)	For 2004, 2003, 2002, and 2001 updated to reflect 2000 U.S. Census Bureau Official Statistics. For 2000, updated to reflect July 1, 1997, 1990 U.S. Census Bureau Official Statistics.

(3)	Represents the ratio of wireless voice customers, excluding wholesale customers, at the end of the period to population served.

(4)	Determined for each period by dividing total postpaid wireless voice customers discontinuing service during such period by the average postpaid wireless voice customers for such period (customers at the beginning of the period plus customers at the end of the period, divided by two), dividing that result by the number of months in the period, and subtracting such result from one.

(5)	Determined for each period by dividing service revenue (not including pass-through regulatory fees) and roaming revenue by the monthly average postpaid customers for such period.

(6)	Determined for each period by dividing selling and marketing expenses, net costs of equipment sales, and depreciation of rental telephone equipment by the gross postpaid wireless voice customers added during such period.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We are a wireless communications service provider focusing primarily on rural markets in the United States. Our principal operating objective is to increase revenue and achieve profitability through increased penetration in existing wireless markets.

Our operating regions include portions of five states in the Northeast, three states in the Northwest, four states in the Midwest, and three states in the South. Within each of our four regions, we have deployed a strong local sales and customer service presence in the communities we serve. Our marketed networks covered a total population of approximately 6.3 million POPs and served approximately 730,000 voice customers as of December 31, 2004.

We believe our market characteristics and network quality make us an attractive roaming partner for other wireless communications service providers. We have preferred roaming relationships with Cingular Wireless, LLC, T-Mobile, and Verizon Wireless in our various regions.

We began a 2.5G network overlay process in late 2003, which we expect to be substantially complete in 2005. We are also pursuing a strategy of expanding our network coverage in all of our regions, which will, upon completion, increase our cell sites and our total marketed POPs. We believe our network overlay and expansion efforts will improve our ability to attract customers in addition to providing our roaming partners greater access to our networks.

Operating Revenue

Our revenue primarily consists of service, roaming, and equipment revenue, each of which is described below:

•	Service revenue includes monthly access charges, charges for airtime used in excess of the time included in the service package purchased, long distance charges derived from calls placed by customers as well as wireless and paging equipment lease revenue. Also included are charges for features such as voicemail, call waiting, call forwarding, and incollect revenue, which consists of charges to our customers when they use their wireless phones in other wireless markets. We do not charge installation or connection fees. We also include in service revenue the USF support funding that we receive as a result of our ETC status in certain states in addition to USF pass-through fees we charge our customers.

•	Roaming revenue includes only outcollect revenue, which we receive when other wireless providers’ customers use our network.

•	Equipment revenue includes sales of wireless and paging equipment and accessories to customers, network equipment reselling, and customer activation fees.

Operating Expenses

Our operating expenses include network costs, cost of equipment sales, selling, general and administrative expenses, and depreciation and amortization, each of which is described below:

•	Network costs include switching and transport expenses and expenses associated with the maintenance and operation of our wireless network facilities, including salaries for employees involved in network operations, site costs, charges from other service providers for resold minutes, and the expense associated with incollect revenue.

•	Cost of equipment sales includes costs associated with telephone equipment and accessories sold to customers. In recent years, we and other wireless providers have increased the use of discounts on phone equipment as competition between service providers has intensified. As a result, we have incurred, and expect to continue to incur, losses on equipment sales per gross additional customer. We expect to continue these discounts and promotions because we believe they will increase the number of our wireless customers and, consequently, increase service revenue.

•	Selling, general and administrative (“SG&A”) expenses include salaries, benefits, and operating expenses such as marketing, commissions, customer support, accounting, administration, and billing. We also include in SG&A contributions payable to the USF.

•	Depreciation and amortization represents the costs associated with the depreciation of fixed assets and the amortization of customer lists. Under the rules of SFAS No. 142, RCC treats licenses and goodwill as having indefinite useful lives and, therefore, since January 1, 2002, they are not being amortized. Depreciation and amortization also includes the depreciation of the capitalized cost of handsets leased to customers.

Other Expenses

•	Interest expense primarily results from borrowings under our credit agreement and the issuance of outstanding notes and exchangeable preferred stock, the proceeds of which were used to finance acquisitions, repay other borrowings, and further develop our wireless network.

Interest expense includes the following:

-	Interest expense on our credit agreement, senior secured notes, senior notes, and senior subordinated notes,

-	Amortization of debt issuance costs,

-	Early extinguishment of debt issuance cost,

-	Dividends on senior and junior exchangeable preferred stock subsequent to adoption of SFAS No. 150 on July 1, 2003,

-	Related amortization of stock issuance costs subsequent to adoption of SFAS No. 150 on July 1, 2003,

-	Gain (loss) on derivative instruments, and

-	Gains on repurchase of preferred stock.

All of our derivative financial instruments entered into after January 1, 2003 are marked to market, with changes in fair value included in interest expense.

•	Preferred stock dividends are accrued on our outstanding Class M convertible preferred stock and Class T convertible preferred stock. Through June 30, 2003, preferred stock dividends also included dividends on our senior and junior exchangeable preferred securities.

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

Goodwill and Other Indefinite-Lived Intangible Assets

We review goodwill and other indefinite-lived intangible assets for impairment based on the requirements of SFAS No. 142. Goodwill is tested for impairment at the reporting unit level on an annual basis as of October 1st or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. In analyzing goodwill for potential impairment, we use projections of future cash flows from the reporting units. These projections are based on our view of growth rates, anticipated future economic conditions, the appropriate discount rates relative to risk, and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. If changes in growth rates, future economic conditions, discount rates, or estimates of residual values were to occur, goodwill may become impaired.

Additionally, impairment tests for indefinite-lived intangible assets, consisting of FCC licenses, are required to be performed on an annual basis or on an interim basis if an event occurs or circumstances change that would indicate the asset might be impaired. In accordance with Emerging Issues Task Force (“EITF”) No. 02-7, “Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets” (“EITF No. 02-7”), impairment tests for FCC licenses are performed on an aggregate basis by reporting unit. We utilize a fair value approach, incorporating discounted cash flows, to complete the test. This approach determines the fair value of the FCC licenses, using start-up model assumptions and, accordingly, incorporates cash flow assumptions regarding the investment in a network, the development of distribution channels, and other inputs for making the business operational. These inputs are included in determining free cash flows of the reporting unit, using assumptions of weighted average costs of capital and the long-term rate of growth for our reporting unit. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. If any of the assumptions were to change, our FCC licenses may become impaired.

Following adoption of SFAS No. 142 on January 1, 2002, we completed a transitional impairment test for both our goodwill and licenses and determined that there were impairments of $5.0 million and $412.0 million, respectively. We used a fair value approach, using primarily discounted cash flows, to complete the transitional impairment tests. In accordance with SFAS No. 142, the impairment charges were recorded as a cumulative change in accounting principle in our consolidated financial statements for the first quarter of 2002. No additional impairment was found on the October 1, 2002 assessment date.

Under SFAS No. 142, we performed annual impairment tests in 2003 and 2004 for our indefinite lived assets. Based on these tests, we recorded a noncash impairment charge of $47.1 million (included in operating expenses) in the fourth quarter of 2004. There was no impairment charge in 2003 related to our annual assessment under SFAS No. 142.

Revenue Recognition — Service

We recognize service revenue based upon contracted service fees and minutes of use processed. As a result of our billing cycle cut-off times, we are required to make estimates for service revenue earned, but not yet billed, at the end of each month. These estimates are based primarily upon historical minutes of use processed. We follow this method since reasonable, dependable estimates of the revenue can be made. Actual billing cycle results and related revenue may vary from the results estimated at the end of each quarter, depending on customer usage and rate plan mix. For customers who prepay their monthly access fees, we match the recognition of service revenue to their corresponding usage. Revenues are net of credits and adjustments for service. We adopted EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”), effective July 1, 2003, on a prospective basis. The adoption did not have a material impact on our financial position, results of operations or cash flows.

We receive USF revenue reflecting our ETC status in certain states. We recognize support revenue depending on the level of its collection experience in each ETC qualified state. Where we do not have adequate experience to determine the time required for reimbursement, we recognize revenue upon cash receipt. Where we do have adequate experience as to the amount and timing of the receipt of these funds, we recognize revenue on an accrual basis.

We include the pass-through fees we collect from customers as service revenue with a corresponding charge to SG&A expense. These pass-through fees, which we have the option of passing to our customers, include state and federal USF fees, together with city utility and state gross receipt taxes.

Revenue Recognition — Roaming Revenue and Incollect Cost

Roaming revenue and incollect cost information is provided to us primarily through a third party centralized clearinghouse. From the clearinghouse we receive monthly settlement data. We base our accrual of roaming revenue and incollect expense on these clearinghouse reports. We follow this method since reasonably dependable estimates of roaming revenue and incollect cost can be made based on these reports.

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

Depreciation of Property and Equipment

We depreciate our wireless communications equipment using the straight-line method over estimated useful lives. We periodically review changes in our technology and industry conditions, asset retirement activity, and salvage to determine adjustments to estimated remaining useful lives and depreciation rates. Total depreciation expense for the years ended December 31, 2004, 2003, and 2002 was $57.4 million, $56.2 million, and $61.5 million, respectively.

Effective January 1, 2003, we implemented the results of a review of the estimated service lives of our remaining TDMA network assets. Useful lives were shortened to substantially depreciate all such equipment by December 31, 2008. During the fourth quarter of 2004, we again reviewed the lives of the TDMA assets and reduced the remaining useful life of this equipment to 30 months. As of December 31, 2004, all TDMA equipment will be fully depreciated by June 30, 2007. The net book value of this equipment as of December 31, 2004, was approximately $86.9 million.

While we will continue to sell and market TDMA services for the foreseeable future, the amount of future cash flows to be derived from the TDMA network assets is highly dependent upon the rate of transition of existing customers using TDMA equipment to 2.5G capable equipment, as well as other competitive and technological factors. We determined that a reduction in the useful lives of these assets was warranted based on the projected transition of network traffic. We will continue to review the useful lives of the TDMA assets throughout the period of transition to 2.5G capable equipment to determine whether further changes are warranted.

Impairment of Long-Lived Assets

We review long-lived assets, consisting primarily of property, plant and equipment and intangible assets with finite lives, for impairment in accordance with SFAS No. 144. In analyzing potential impairment, we use projections of future undiscounted cash flows from the assets. These projections are based on our view of growth rates for the related business, anticipated future economic conditions, the appropriate discount rates relative to risk, and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. If changes in growth rates, future economic conditions, discount rates, or estimates of residual values were to occur, long-lived assets may become impaired.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” As part of the process of preparing the consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we increase or decrease the valuation allowance in a period, we must include an expense or benefit within the tax provision in the consolidated statement of operations.

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. As of December 31, 2004, our valuation allowance was $178.8 million due to uncertainties related to our ability to utilize the deferred tax assets. The deferred tax assets consist principally of certain net operating losses (“NOLs”) being carried forward, as well as impairment write-downs of intangible assets not currently deductible for tax purposes. The valuation allowance is based on our historical operations projected forward and our estimate of future taxable income and the period over which deferred tax assets will be recoverable. It is possible that we could be profitable in the future at levels that cause us to conclude that it is more likely than not that we will realize a portion or all of the NOL carryforward. Upon reaching such a conclusion, we would immediately record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates, which would be approximately 38% under current tax law. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the provision for income taxes to vary significantly from period to period, although our cash tax payments would likely remain unaffected until the benefit of the NOLs is utilized or the NOLs expire unused.

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

Recently Issued Accounting Pronouncements

Accounting for Share-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (''FASB’’) issued SFAS No. 123(R), “Share-Based Payment” which is a revision of SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all share-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We are currently assessing the impact of adopting SFAS No. 123(R) on our consolidated results of operations.

Accounting for Nonmonetary Exchanges

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets, which requires that the accounting for the exchange be based on the recorded amount of the asset relinquished, and replaced it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” The provisions in SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. We are currently assessing the impact of adopting SFAS No. 153 on our consolidated results of operations.

Results of Operations

Years ended December 31, 2004 and 2003

Revenue

Operating Revenue:

	Years Ended December 31,
			$ Increase	% Increase
(In thousands)	2004	2003	(Decrease)	(Decrease)
Service	$377,219	$355,038	$22,181	6.2%
Roaming	105,504	131,896	(26,392)	(20.0)
Equipment	22,094	20,455	1,639	8.0

Total revenue	$504,817	$507,389	$(2,572)	(0.5)%

Service Revenue. Service revenue growth for the year ended December 31, 2004 reflects USF support payments increasing to $28.2 million as compared to $8.8 million for the year ended December 31, 2003. We are currently receiving USF support in the states of Alabama, Kansas, Maine, Minnesota, Mississippi, Oregon, Vermont, and Washington. We have filed additional applications for ETC designation in New Hampshire and South Dakota. We expect the amount of USF support in 2005 to be approximately $30 million. Local service revenue per customer (“LSR”) increased to $46 for the year ended December 31, 2004, as compared to $43 for the year ended December 31, 2003. Contributing to the increase in LSR were increased levels of USF of approximately $2 and increased access and features revenue of approximately $1.

Reflecting FCC changes to the USF rate structure, our customer pass-through charges were $11.2 million during the year ended December 31, 2004 as compared to $8.9 million for the year ended December 31, 2003.

Service revenue was negatively impacted by a decrease in customers resulting from the AWE property exchange completed on March 1, 2004 and customers lost due to the transition of our TDMA networks to 2.5G technology.

Customers. Our total customers decreased to 729,811 at December 31, 2004 as compared to 745,516 at December 31, 2003, primarily due to the transfer of approximately 35,000 Oregon RSA 4 customers to AWE on March 1, 2004. As part of the property exchange, we received from AWE operations in Alabama and Mississippi, including approximately 14,000 customers.

Customer reconciliation giving effect to the AWE property exchange: (not including long distance and paging)

	Postpaid	Prepaid	Wholesale	Total
Customers at December 31, 2003	656,110	22,302	67,104	745,516
Net customer adds (loss)	(5,487)	(2,710)	13,746	5,549

AWE Property Exchange:
South region customers acquired	12,858	979	—	13,837
Oregon RSA 4 customers transferred	(34,867)	(180)	(44)	(35,091)

Net customer change	(22,009)	799	(44)	(21,254)

Customers at December 31, 2004	628,614	20,391	80,806	729,811

During the year ended December 31, 2004, postpaid retention declined to 97.9% as compared to 98.1% in the year ended December 31, 2003. A primary contributor to the decline in retention was the transition stage of our networks from TDMA to 2.5G technology throughout 2004. We believe TDMA technology is not as attractive to customers as newer technologies. Accordingly, total customer net additions decreased to 5,549 in 2004 as compared to 23,143 in 2003.

Roaming Revenue. The 20.0% decrease in roaming revenue during the year ended December 31, 2004 primarily reflects the effect of the transfer of our Northwest Region Oregon 4 (“Oregon 4”) service area to AWE on March 1, 2004. For the year ended December 31, 2004, the Oregon 4 service area provided approximately $3.6 million of roaming revenue compared to approximately $14.9 million for the year ended December 31, 2003. In addition, our outcollect yield for the year ended December 31, 2004 was $0.16 per minute as compared to $0.21 per minute in 2003.

Also impacting roaming revenue during the year ended December 31, 2004 was the accelerated transition by our national roaming partners to 2.5G technology handsets. Our most significant roaming partners are performing overlays of their existing networks with 2.5G technology at an accelerated pace. We believe that during 2004 these partners converted their customer base to this new technology before we had completed our network overlays. Reflecting the transition of our networks and our roaming partners’ 2.5G technology customer base, we believe we did not capture a portion of available roaming revenue. At December 31, 2004, approximately 67% of our 857 cell sites have been overlaid with 2.5G technology. With our 2.5G networks substantially completed in our Northeast and Northwest regions as of January 2005, three of our four regions are now overlaid with 2.5G network technology. Our South region may continue to lose roaming minutes until its upgrade is completed in late second quarter.

For the years ended December 31, 2004 and 2003, Cingular (on a pro forma basis giving effect to its merger with AWE), Verizon Wireless, and T-Mobile accounted for approximately 86% and 89%, respectively, of our total outcollect roaming minutes. For the years ended December 31, 2004 and 2003, Cingular (on a pro forma basis giving effect to its merger with AWE) accounted for approximately 9.9% and 14.5% of our total revenue.

Our roaming agreements with Cingular, T-Mobile, and Verizon are effective through December 2009, December 2007, and December 2007, respectively. Outcollect yields under these agreements will continue to decline over the terms of the agreements. In certain markets, these decreases may be offset by increases in outcollect minutes. Under these agreements, we are able to attain preferred roaming status by overlaying our existing TDMA networks with GSM/GPRS/EDGE or CDMA/2000/1XRTT technologies. Our Northeast, Northwest, and South networks are being overlaid with GSM/GPRS/EDGE technology, while our Midwest region network is overlaid with CDMA/2000/1XRTT technology. We expect to have these technology conversions substantially completed during 2005. We expect outcollect roaming yield for all of 2005 to be approximately $0.13.

Equipment Revenue. Equipment revenue increased 8.0% to $22.1 million during the year ended December 31, 2004 as compared to $20.5 million during the year ended December 31, 2003. Primarily contributing to increased equipment revenue was our adoption of EITF No. 00-21, which was effective for us, prospectively, on July 1, 2003 and resulted in our classifying activation fees as equipment revenue rather than as service revenue. Revenue reflecting EITF No. 00-21 was $3.0 million for the year ended December 31, 2004, as compared to $1.8 million for the year ended December 31, 2003. Partially offsetting increased equipment revenue was a decline in equipment reselling during the year ended December 31, 2004 to $735,000 as compared to $1.5 million during the year ended December 31, 2003.

Operating Expenses

	Years Ended December 31,
			$ Increase	% Increase
(In thousands)	2004	2003	(Decrease)	(Decrease)
Network cost
Incollect cost	$45,745	$44,055	$1,690	3.8%
Other network cost	58,326	52,014	6,312	12.1%

	104,071	96,069	8,002	8.3%

Cost of equipment sales	40,372	37,636	2,736	7.3%
Selling, general and administrative	135,170	131,761	3,409	2.6%
Depreciation and amortization	76,355	76,429	(74)	(0.1)%
Loss on impairment of assets	47,136	42,244	4,892	11.6%

Total operating expenses	$403,104	$384,139	$18,965	4.9%

Network Cost. Network cost, as a percentage of total revenues, increased to 20.6% in the year ended December 31, 2004 as compared to 18.9% in the year ended December 31, 2003. Our network cost for the year ended December 31, 2004 increased 8.3% to $104.1 million, reflecting additional costs of operating multiple networks (TDMA and 2.5G networks), increased incollect expense, additional cell sites and additional costs resulting from the AWE property exchange. Per minute incollect cost for 2004 was approximately $0.12 per minute as compared to $0.15 in 2003.

Cost of Equipment Sales. Cost of equipment sales increased 7.3% to $40.4 million in the year ended December 31, 2004, reflecting the increased cost of customer migration. As a percentage of revenue, cost of equipment sales for 2004 increased to 8.0% as compared to 7.4% in 2003. Post and prepaid gross customer additions in 2004 were approximately 169,000 as compared to 185,000 in 2003.

Selling, General and Administrative. Contributing to the increase in SG&A was an increase in regulatory pass-through fees to $11.5 million in the year ended December 31, 2004 as compared to $9.3 million in the year ended December 31, 2003. Additionally, sales and marketing costs increased by 3.7% as a result of the market launch of next-generation technology products and costs relating to brand name change activities. As a percentage of revenue, SG&A increased to 26.8% in the year ended December 31, 2004 as compared to 26.0% during the year ended December 31, 2003.

Components of SG&A are as follows:

	Years Ended December 31,
			$ Increase	% Increase
(in thousands)	2004	2003	(Decrease)	(Decrease)
General and administrative	$59,853	$60,860	$(1,007)	1.7%
Sales and marketing	54,077	52,150	1,927	3.7%
Bad debt, net of recoveries	9,762	9,412	350	3.7%
Regulatory pass-through fees	11,478	9,339	2,139	22.9%

	$135,170	$131,761	$3,409	2.6%

Depreciation and Amortization. Depreciation expense was unchanged at $76.4 million for both 2004 and 2003. A $7.2 million decline in phone service depreciation in 2004 as compared to 2003 was offset by an increase in depreciation resulting from the 2.5G technology overlay and the accelerated deprecation of

TDMA equipment. As of December 31, 2004, our network had 857 cell sites. We expect depreciation expense to increase in 2005 as our network overlays become activated and we continue other network construction efforts.

Loss on Impairment of Assets

Under SFAS No. 142, we performed our annual impairment test for our indefinite lived assets. Based on this analysis, we recorded a noncash impairment charge of $47.1 million (included in operating expenses) in the fourth quarter of 2004. There was no impairment charge in 2003 related to our annual assessment under SFAS No. 142.

In October 2003, we entered into an agreement with AWE to exchange certain wireless properties. In connection with this transaction, we recorded a non-cash impairment charge on assets held for sale, in accordance with SFAS No. 144, of $42.2 million effective in the third quarter of 2003. This transaction was completed on March 1, 2004.

Other Income (Expense)

Interest Expense. Interest expense for the year ended December 31, 2004, including the effect of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”), increased 20.3% to $164.0 million as compared to $136.3 million in the year ended December 31, 2003. This increase reflects a full year’s effect of the adoption of SFAS No. 150, effective July 1, 2003. Pursuant to SFAS No. 150, our 11 3/8% senior exchangeable and 12 1/4% junior exchangeable preferred securities were reclassified to Long-Term Liabilities, and dividend expense related to these instruments is reported as interest expense in our Consolidated Statements of Operations. Prior to July 1, 2003, dividends on our 11 3/8% senior exchangeable and 12 1/4% junior exchangeable preferred securities were reported as a component of “Preferred Stock Dividend” in our Consolidated Statements of Operations. SFAS No. 150 does not permit reclassification of prior year amounts to conform to the current year presentation.

Also contributing to the increase in interest expense were $12.6 million in the write-off of debt issuance costs related to the repayment of our previous credit facility in March 2004 as compared to $6.1 million in 2003 and an increase in the effective rate of interest on our debt (excluding senior and junior exchangeable preferred stock) to 8.97% in 2004 as compared to 8.03% in 2003. Partially offsetting these increases were gains on redemption of senior exchangeable preferred stock.

	Year Ended December 31,
(in thousands)	2004	2003
Interest expense on credit agreement	$5,135	$44,574
Interest expense on senior secured notes	29,753	—
Interest expense on senior notes	32,094	13,372
Interest expense on senior subordinated notes	41,281	41,281
Amortization of debt issuance costs	4,674	4,773
Write-off of debt issuance costs	12,605	6,134
Senior and junior preferred stock dividends	55,373	27,973
Effect of derivative instruments	5,208	(3,502)
Gain on redemption of senior exchangeable preferred stock	(22,572)	—
Other	426	1,657

	$163,977	$136,262

Gain on redemption of preferred stock. During the year ended December 31, 2004, we repurchased 80,500 shares of our 11 3/8% senior exchangeable preferred stock for $68.4 million. The corresponding $22.6 million gain on redemption of preferred shares was recorded as a reduction of interest expense.

Preferred Stock Dividends

Preferred stock dividends for the year ended December 31, 2004 decreased by 66.8% to $12.9 million as compared to $38.9 million in the year ended December 31, 2003. The decline in preferred stock dividends results from the adoption of SFAS No. 150, as described above, which requires that dividends on certain preferred stock be treated as interest expense.

Years ended December 31, 2003 and December 31, 2002

Operating Revenue:

	Year Ended December 31,
(In thousands)	2003	2002	$ Increase	% Increase
Service	$355,038	$319,933	$35,105	11.0%
Roaming	131,896	122,703	9,193	7.5%
Equipment	20,455	20,442	13	0.1%

Total revenue	$507,389	$463,078	$44,311	9.6%

Service Revenue. Service revenue growth reflects the revenue resulting from additional customers added through increased penetration in existing markets together with increases in LSR. The increase in LSR to $43 in 2003 from $41 in 2002 is the result of several factors, including increases in per customer access and features fees and in USF support.

During 2003, postpaid retention was 98.1%. Our customer growth in 2003 of 23,143 as compared to 60,465 in 2002 primarily reflects an increased number of competitors in the markets we serve.

Customers (including Wireless Alliance):

	As of December 31,
			Net Increase
(not including long distance and paging)	2003	2002	(Decrease)
Postpaid	656,110	639,221	16,889
Prepaid	22,302	27,452	(5,150)
Wholesale	67,104	55,700	11,404

Total customers	745,516	722,373	23,143

We recognized $8.8 million in USF support from the states of Alabama, Maine, Mississippi, and Washington during 2003. We did not recognize USF support in the year ended December 31, 2002. Reflecting FCC changes to the USF rate structure, our customer pass-through charges were $8.9 million during 2003 as compared to $4.9 million during 2002.

Roaming Revenue. The increase in roaming revenue primarily reflects increases in outcollect minutes offsetting declines in outcollect yield. Roaming yield for 2003 was $0.21 per minute as compared to $0.26 per minute in 2002. Affecting year-over-year comparability, however, was a $2.0 million one-time retroactive roaming payment to Wireless Alliance during 2002.

AWE, Cingular, T-Mobile, and Verizon Wireless, accounted for approximately 89% and 86% of our outcollect minutes during 2003 and 2002, respectively. During 2003 and 2002, AWE accounted for 10.0% and 10.1% of our total revenue, respectively.

Equipment Revenue. Within equipment revenue, equipment reselling decreased by $5.5 million in 2003 to $1.5 million. Offsetting decreases in equipment reselling was a $3.7 million increase in phone and accessory sales, which reflects our customer promotion activities that did not utilize phone rental programs. Also contributing to equipment revenue was the adoption of EITF No. 00-21, effective July 1, 2003, which increased 2003 equipment revenue by $1.8 million.

Operating Expenses:

	Year Ended December 31,
			$ Increase	% Increase
(In thousands)	2003	2002	(Decrease)	(Decrease)
Network costs	$96,069	$97,200	$(1,131)	(1.2)%
Cost of equipment sales	37,636	29,184	8,452	29.0%
Selling, general and administrative	131,761	119,185	12,576	10.5%
Depreciation and amortization	76,429	82,497	(6,068)	(7.4)%
Impairment charge	42,244	—	42,244	—

Total operating expenses	$384,139	$328,066	$56,073	17.1%

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

Cost of Equipment Sales. As a percentage of revenue, cost of equipment sales for 2003 increased to 7.4% as compared to 6.3% in 2002. Contributing to the increase in cost of equipment sales was our decision not to utilize our phone service leasing plans during 2003, under which the cost of handsets is capitalized rather than expensed as cost of equipment sales. As a result, we sold more phones in 2003 than in 2002. In 2002, we capitalized $13.3 million in phone service handsets.

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

Components of SG&A are as follows:

	Years Ended
	December 31,
(in thousands)	2003	2002	$ Increase	% Increase
General and administrative	$60,860	$55,584	$5,276	9.5%
Sales and marketing	52,150	50,653	1,497	3.0%
Bad debt	9,412	8,027	1,385	17.3%
USF pass-through	9,339	4,921	4,418	89.7%

	$131,761	$119,185	$12,576	10.6%

Depreciation and Amortization. The decrease in depreciation expense primarily reflects phone service equipment depreciation expense for 2003 declining to $7.3 million as compared to $15.9 million in 2002, partially offset by depreciation relating to additional cell site construction and $0.6 million additional depreciation expense related to the accelerated depreciation of TDMA equipment. As of December 31, 2003, our network had 754 cell sites.

Loss on Assets Held for Sale. In October 2003, we entered into an agreement with AWE to exchange certain wireless properties. In connection with this transaction, we recorded a non-cash impairment charge on assets held for sale, in accordance with SFAS No. 144, of $42.2 million effective in the third quarter of 2003. This transaction was completed on March 1, 2004.

Other Income (Expense)

Interest Expense. Interest expense for 2003, including the effect of SFAS No. 133 and SFAS No. 150, increased 19.0% to $136.3 million as compared to $114.5 million in 2002. The increase in interest expense primarily reflects our adoption of SFAS No. 150, effective July 1, 2003. As a result, our 11 3/8% Senior Exchangeable and 12 1/4% Junior Exchangeable Preferred securities were reclassified into Long-Term Liabilities, and the dividend expense related to these instruments, which was previously reported as a component of “Preferred Stock Dividend” in our Consolidated Statements of Operations, is now classified as interest expense. SFAS No. 150 does not permit reclassification of prior year amounts to conform to the current year presentation. Also contributing to the increase in interest expense is $6.1 million in charges related to the early extinguishment of debt under our credit agreement in 2003 as compared to a $3.3 million charge in 2002.

Components of interest expense are as follows:

	Years Ended
(in thousands)	December 31,
	2003	2002
Interest expense on Credit Agreement	$44,574	$52,311
Interest expense on Senior Subordinated Notes	41,281	39,981
Interest expense on Senior Notes (issued August 1, 2003)	13,372	—
Amortization of debt issuance costs	4,773	4,359
Early extinguishment of debt issuance costs	6,134	3,319
Senior and junior preferred stock dividends	27,973	—
Effect of derivative instruments	(3,502)	13,519
Other (1)	1,657	989

	$136,262	$114,478

(1)	Upon adoption of SFAS No. 150 on July 1, 2003, amortization of senior and junior preferred stock issuance costs are presented as interest expense and are included within “other” herein.

The following table sets forth adjustments relating to SFAS No. 133:

	Year Ended December 31, 2003			Year Ended December 31, 2002
	Prior to			Prior to
	SFAS No.	SFAS No.		SFAS No.	SFAS No.
	133	133		133	133
(In thousands)	Adjustment	Adjustment	As Reported	Adjustment	Adjustment	As Reported
Statement of Operations Data:
Interest expense	$138,487	$(2,225)	$136,262	$99,374	$15,104	$114,478

As of December 31, 2003, the effective rate of interest on our credit agreement, excluding the impact of hedge agreements, was 4.39% as compared to 4.53% at December 31, 2002. The amount outstanding under the credit agreement decreased to $525.7 million at December 31, 2003 as compared to $793.9 million at December 31, 2002. Partially offsetting the decline in the effective rate of interest under the credit agreement was the issuance of $325 million of 9 7/8% senior notes, the proceeds of which were used primarily to repay amounts outstanding under the credit agreement. Long-term debt as of December 31, 2003 was $1.765 billion as compared to $1.211 billion as of December 31, 2002, reflecting primarily the reclassification of exchangeable preferred stock into long-term debt.

Preferred Stock Dividends

Preferred stock dividends for 2003 decreased by 35.8% to $38.9 million as compared to $60.6 million in 2002. The decline in Preferred Stock Dividends relates primarily to the adoption of SFAS No. 150, which does not permit reclassification of prior year amounts to conform to the current year presentation.

Cumulative Change in Accounting Principle

Effective January 1, 2002, we adopted SFAS No. 142, which requires cessation of goodwill and license amortization and requires a fair value approach to testing the impairment of goodwill and other indefinite-lived intangible assets. We completed a transitional impairment test in 2002 for both our goodwill and our licenses and determined that there were impairments of $5.0 million and $412.0 million, respectively. RCC used a fair value approach, using primarily discounted cash flows, to complete the transitional impairment tests.

On a prospective basis, we are required to test both goodwill and other indefinite-lived intangible assets, including licenses, for impairment on an annual basis based upon a fair value approach. We performed our annual impairment test for both goodwill and licenses as of October 1, 2002 and 2003 using methodologies consistent with those applied under our transitional impairment tests performed as of January 1, 2002 and determined there was no additional impairment to be recognized. Other indefinite-lived intangible assets will be tested between annual tests if events or changes in circumstances indicate that the asset might be impaired.

Liquidity and Capital Resources

We need cash primarily for working capital, capital expenditures, debt service, customer growth, and purchases of additional spectrum. In past years, we have met these requirements through cash flow from operations, borrowings under our credit agreement, sales of common and preferred stock, and issuance of debt securities.

We began a 2.5G technology network overlay process in late 2003, which we expect to be substantially complete in 2005. We are also pursuing a strategy of expanding our network coverage in all of our regions, which will result in an increase in the number of our cell sites and an increase in total marketed POPs. We believe our network overlay and expansion efforts will improve our ability to attract customers in addition to providing our roaming partners greater access to our networks.

Capital expenditures for the year ended December 31, 2004 were approximately $94.4 million compared to approximately $53.7 million for the year ended December 31, 2003, reflecting the continued expansion of our existing wireless coverage and the implementation of 2.5G network overlays in all of our markets.

We have made commitments to our roaming partners and to equipment vendors to substantially complete our 2.5G networks by the end of 2005. At December 31, 2004, approximately 67% of our 857 cell sites had been overlaid with next-generation technology. Including the cost of these anticipated overlays, our total capital expenditures for 2005 are expected to be approximately $100 million. We expect to fund these capital expenditures primarily from cash on hand, operating cash flow, and borrowings under our revolving credit agreement, under which we have $60 million available.

We do not have any off-balance sheet financing arrangements or liabilities. We do not have any majority-owned subsidiaries or any interests in, or relationships with, any material special-purpose entities that are not included in the consolidated financial statements.

Until August 2003, we paid the dividends on our senior exchangeable preferred stock by issuing additional shares of exchangeable preferred stock. Under the terms of the certificate of designation for our senior exchangeable preferred stock, beginning in August 2003 we were required to make quarterly dividends on such shares in cash. We have not declared or paid the cash dividends on the senior exchangeable preferred stock since August 2003. Accrued dividends in arrears, through December 31, 2004, were approximately $34.8 million.

Because we have not paid six quarterly dividends on our senior exchangeable preferred stock, the holders have the right to elect the lesser of two directors or that number of directors constituting 25% of the members of the Board of Directors, if they so choose, by following the procedures set forth in the certificate of designation. This right of the holders of the senior exchangeable preferred stock to elect members of the Board of Directors will continue until such time as all past due dividends are paid in full in cash. We do not anticipate paying cash dividends on our senior exchangeable preferred stock in the foreseeable future.

Beginning in May 2005 our junior exchangeable preferred stock dividends are to be paid in cash. Until such date, we will continue to pay the dividends by issuing additional shares of junior exchangeable preferred stock. If we elect not to pay the required cash dividends for our junior exchangeable preferred stock for six quarters, the rights and limitations of the holders of junior exchangeable preferred stock are the same as our senior exchangeable preferred stock holders.

Credit Agreement – In March 2004, we entered into a revolving credit agreement that is undrawn and provides up to $60 million in borrowing capacity at a rate of LIBOR plus 2.75%. The credit agreement is subject to various covenants, including the ratio of senior indebtedness to annualized operating cash flow (as defined in the credit agreement), the ratio of total indebtedness to annualized operating cash flow, and the ratio of annualized operating cash flow to interest expense. Although the credit agreement financial covenants are not applicable unless we draw against the credit facility, we were in compliance with all financial covenants at December 31, 2004.

Senior Secured Notes – In March 2004, we issued $350 million aggregate principal amount of 8 1/4% senior secured notes due 2012 and $160 million aggregate principal amount of senior secured floating rate notes due 2010. The net proceeds from these notes, were used to repay outstanding obligations under our former credit agreement, terminate interest rate exchange agreements associated with the former credit agreement, and pay fees and expenses associated with the notes offering and the revolving credit agreement. In connection with the retirement of the former credit facility, we terminated two interest rate exchanges, which had a total notional amount of $284.0 million, for aggregate cash consideration of $9.2 million, including accrued and unpaid interest through the date of termination.

Contractual Obligations Summary

     The following table summarizes our contractual commitments including dividends, interest, and principal amounts that are payable in cash, as of December 31, 2004 through the mandatory redemption dates (in thousands) for the securities listed below.

							Senior and
			9 5/8% Senior	9 3/4% Senior			Junior	Class M and
			Subordinated	Subordinated	9 7/8% Senior	Senior	Exchangeable	Class T
	Operating	Purchase	Notes	Notes	Notes	Secured	Preferred	Preferred
	Leases	Commitments (1)	(due 5/15/2008)	(due 1/15/2010)	(due 2/1/2010)	Notes (2)	Securities (3)	Securities (4)	Total

2005	$12,853	$14,951	$12,031	$29,250	$32,094	$40,075	$77,470	$—	$218,724
2006	10,168	7,475	12,031	29,250	32,094	40,075	51,121	—	182,214
2007	8,155	—	12,031	29,250	32,094	40,075	51,121	—	172,726
2008	6,177	—	131,015	29,250	32,094	40,075	51,121	—	289,732
2009	3,496	—	—	29,250	32,094	40,075	51,121	—	156,036
2010	911	—	—	301,219	327,674	191,177	184,082	—	1,005,063
Thereafter	2,707	—	—	—	—	384,810	287,119	297,891	972,527

Total	$44,467	$22,426	$167,108	$447,469	$488,144	$776,362	$753,155	$297,891	$2,997,022

(1)	In 2003, we entered into a five-year $56.6 million purchase commitment with a vendor to install 2.5G network equipment. Through December 31, 2004, we have incurred $34.2 million in equipment purchases related to this agreement.

(2)	The senior secured notes consist of two notes, one fixed rate (8 1/4%) and one floating. The floating rate notes mature March 15, 2010 and the 8 1/4% notes mature March 15, 2012. Floating interest rate obligations are reflected at the December 31, 2004 rate level of 7.0%. Increases or decreases in LIBOR will impact interest expense in future years.

(3)	This table assumes cash dividends are paid each year. If dividends are not paid in cash, they accrue and compound until paid. If senior exchangeable preferred cash dividends are not declared and paid at any time prior to the mandatory redemption date of May 15, 2010, and the junior exchangeable preferred cash dividends are not declared and paid at any time prior to the mandatory redemption date of February 15, 2011, the total liquidation preference plus accumulated and unpaid dividends will be $909.0 million.

(4)	Dividends on the Class M convertible preferred stock are compounded quarterly, accrue at 8% per annum, and are payable upon redemption. The scheduled redemption date for Class M preferred stock is April 3, 2012. Dividends on Class T preferred stock accrue at 4% per annum and are payable at the mandatory redemption date of April 1, 2020. Dividends are not payable for either class if the preferred stock is converted into equity.

Cash Flows for the Year Ended December 31, 2004, Compared with the Year Ended December 31, 2003

	2004	2003	Change
Net cash provided by operating activities	$130,277	$144,521	$(14,244)
Net cash used in investing activities	(81,459)	(60,454)	(21,005)
Net cash provided by (used in) financing activities	(106,026)	4,692	(110,718)

Net increase (decrease) in cash and cash equivalents	(57,208)	88,759	(145,967)

Cash and cash equivalents at beginning of period	142,547	53,788	88,759

Cash and cash equivalents at end of period	$85,339	$142,547	$(57,208)

Net cash provided by operating activities was $130.3 million for the year ended December 31, 2004. Adjustments to the $58.9 million net loss to reconcile to net cash provided by operating activities include $76.4 million in depreciation and amortization, $12.6 million loss on write-off of debt and preferred stock issuance costs, a $26.7 million increase in accrued preferred stock dividends, $47.1 million noncash impairment charge, and $28.6 million in noncash preferred stock dividends, which was partially offset by a $22.6 million gain on repurchase of preferred securities.

Net cash used in investing activities for 2004 was $81.5 million, consisting of $94.4 million for purchases of property and equipment, which was partially offset by $13.6 million in net proceeds from the AWE property exchange. The majority of property and equipment purchases reflect capital expenditures related to our 2.5G network overlay.

We have made commitments to our roaming partners and to equipment vendors to substantially complete our 2.5G networks in 2005. We expect capital expenditures for 2005 to be in the $100 million range. Additionally, in February 2004, we signed a multi-year agreement with Amdocs Software Systems Limited to be our billing system provider for most 2.5G customers starting in the first quarter of 2005. Other legacy customers will be converted throughout 2005.

Net cash used in financing activities for the year ended December 31, 2004 was $106.0 million, reflecting the completed offering of $350 million aggregate principal amount of our 8 1/4% senior secured notes due 2012 and $160 million aggregate principal amount of our senior secured floating rate notes due 2010. Offsetting the proceeds from the offering are $525.7 million in repayments of outstanding indebtedness under our former credit agreement, $14.3 million in payment of debt issuance costs, and $68.4 million in repurchases of preferred stock.

Under the indenture governing our senior secured notes, we are able to make limited restricted payments, including the repurchase of senior subordinated notes or preferred stock and the payment of dividends to holders of our equity securities. As of December 31, 2004, we had approximately $90 million of restricted payments capacity. During the year ended December 31, 2004, we repurchased 80,500 shares of 11 3/8% senior exchangeable preferred stock for $68.4 million. These shares had accrued $10.4 million in unpaid dividends.

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

Certain quarterly results for 2004 and 2003 are set forth below (in thousands, except per share data):

	2004 Quarter Ended				2003 Quarter Ended
	Mar	Jun	Sep	Dec	Mar	Jun	Sep	Dec
Revenue:
Service	$88,585	$94,979	$97,093	$96,562	$80,923	$90,904	$92,530	$90,681
Roaming	25,740	26,266	29,739	23,759	29,062	31,789	37,598	33,447
Equipment	5,523	5,338	5,589	5,644	3,876	4,427	6,462	5,690

Total Revenue	$119,848	$126,583	$132,421	$125,965	$113,861	$127,120	$136,590	$129,818
Operating income (loss)	$38,831	$38,291	$40,156	$(15,565)	$31,101	$41,232	$7,005	$43,912
Net income (loss)	$(15,348)	$6,597	$5,437	$(55,627)	$5,708	$16,991	$(38,121)	$4,217
Net income (loss) applicable to common shares	$(18,482)	$3,403	$2,184	$(58,961)	$(10,465)	$382	$(41,140)	$1,141
Net income (loss) per basic share	$(1.51)	$0.28	$0.18	$(4.81)	$(0.87)	$0.03	$(3.41)	$0.09
Net income (loss) per diluted share	$(1.51)	$0.27	$0.17	$(4.81)	$(0.87)	$0.03	$(3.41)	$0.09

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have used senior secured notes, senior notes, senior subordinated notes, preferred securities, and bank credit facilities to finance, in part, capital requirements and operations. These financial instruments, to the extent they provide for variable rates of interest, expose us to interest rate risk. One percentage point of an interest rate adjustment would have changed our cash interest payments on an annual basis by approximately $1.6 million in 2004.

RCC’s financial instruments’ notional and estimated fair market values and carrying amounts are set forth in the table below. Fair market values are based on quoted market prices, if available.

	Carrying Value		Estimated Fair Market Value
	December 31,	December 31,	December 31,	December 31,
(Dollars in thousands)	2004	2003	2004	2003
Financial liabilities
Credit Agreement	$—	$525,723	$—	$524,201
8 1/4% senior secured notes	350,000	—	370,125	—
Senior secured floating rate notes	160,000	—	165,600	—
9 7/8 % senior notes	325,000	325,000	330,688	344,297
9 5/8 % senior subordinated notes	125,000	125,000	118,750	121,172
9 3/4 % senior subordinated notes	300,000	300,000	271,500	288,938
11 3/8% senior exchangeable preferred stock	174,176	254,676	140,212	210,159
12 1/4% junior exchangeable preferred stock	247,984	219,911	131,432	150,639
Class M convertible preferred stock (1)	160,198	147,981	160,198	147,981
Class T convertible preferred stock (1)	8,973	8,671	8,973	8,671

	1,851,331	1,906,962	1,697,478	1,796,058

Derivative financial instruments
Interest rate swap agreements (2):
TD Securities (terminated March 15, 2004)	—	5,666	—	5,666
Fleet Bank (terminated March 15, 2004)	—	443	—	443

	—	6,109	—	6,109

Accrued 11 3/8% senior exchangeable preferred stock dividends	34,844	18,521	34,844	18,521
Other long-term liabilities	2,097	1,470	2,097	1,470

Total financial liabilities	$1,888,272	$1,933,062	$1,734,419	$1,822,158

(1)	These financial instruments are not actively traded and, therefore, the estimated fair market value is stated at the carrying value.

(2)	Recorded on our balance sheet at fair market value, with related changes in fair market value included in the statement of operations, and not accounted for as a hedge under SFAS No. 133.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements and Notes included in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

RCC maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of December 31, 2004, based on an evaluation carried out under the supervision and with the participation of RCC’s management, including the chief executive officer (CEO) and the chief financial officer (CFO), of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that RCC’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The management of RCC is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). RCC’s internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

RCC’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2004, the company’s internal controls over financial reporting were effective.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of Rural Cellular is set forth in the Proxy Statement under the heading “Item No. 1 — Election of Directors” and is incorporated herein by reference. Information regarding our executive officers is contained in Part I of this Form 10-K. Information required by Item 401(h) and (i) and Item 405 of Regulation S-K is included in the Proxy Statement under the headings “Item No. 1 – Election of Directors” and “Item No. 2 – Ratification of Appointment of Independent Auditors.”

We have adopted a financial code of ethics that applies to our directors, Chief Executive Officer, Chief Financial Officer, Corporate Controller and other employees involved in preparation of our financial statements. This financial code of ethics, which is one of several policies within our Code of Business Conduct, is posted on our website. Also included on our website are all of our SEC filings, including our Form 10-K. The internet address for our website is www.unicel.com.

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

The following table summarizes share and exercise price information about our equity compensation plans as of December 31, 2004.

Number of securities
remaining available for future
	Number of Securities to	Weighted-average	issuance under equity
	be issued upon exercise	exercise price of	compensation plans (excluding
	of outstanding options,	outstanding options,	securities reflected in the first
Plan Category	warrants, and rights	warrants, and rights	column)
Equity compensation plans approved by security holders (1)	2,044,037	$14.61	498,406
Equity compensation plans not approved by security holders (2)	—	—	—

TOTAL	2,044,037	$14.61	498,406

(1)	Includes stock subject to outstanding options and stock available for issuance under our 1995 Stock Compensation Plan, Stock Option Plan for Nonemployee Directors, and Employee Stock Purchase Plan.

(2)	We have not adopted any equity compensation plans that have not been approved by our shareholders.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is set forth in the Proxy Statement under the heading “Item No. 2 – Ratification of Appointment of Independent Auditors.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page Number
In this
(a)	(1) Financial Statements	Form 10-K

Rural Cellular Corporation
	REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1
	Consolidated Balance Sheets as of December 31, 2004 and 2003	F-4
	Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002	F-6
	Consolidated Statements of Shareholders’ Deficit for the Years Ended December 31, 2004, 2003 and 2002	F-7
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002	F-8
	Notes to Consolidated Financial Statements	F-9

RCC Minnesota, Inc.
	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-41
	Balance Sheets as of December 31, 2004 and 2003	F-42
	Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002	F-43
	Statements of Shareholder’s Equity (Deficit) for the Years Ended December 31, 2004, 2003 and 2002	F-44
	Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002	F-45
	Notes to Financial Statements	F-46

(2) Financial Statement Schedules

The following financial statement schedule is filed as part of this Form 10-K:

	Schedule II — Valuation and Qualifying Accounts	F-39

All schedules not included are omitted either because they are not applicable or because the information required therein is included in Notes to Consolidated Financial Statements

(3) Exhibits

See Exhibit Index

(b)	Exhibits

See Exhibit Index

(c)	Financial Statement Schedules

See Item 15 (a) (2), above

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rural Cellular Corporation
Dated: March 14, 2005	By:	/s/ Richard P. Ekstrand
Richard P. Ekstrand
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard P. Ekstrand Richard P. Ekstrand	President and Chief Executive Officer (Principal Executive Officer) and Director	March 14, 2005
/s/ Wesley E. Schultz Wesley E. Schultz	Executive Vice President, Chief Financial Officer and Director	March 14, 2005
/s/ David J. Del Zoppo David J. Del Zoppo	Vice President, Finance and Accounting (Principal Accounting Officer)	March 14, 2005
/s/ Ann K. Newhall Ann K. Newhall	Director	March 14, 2005
/s/ George W. Wikstrom George W. Wikstrom	Director	March 14, 2005
/s/ Don C. Swenson Don C. Swenson	Director	March 14, 2005
/s/ Marvin C. Nicolai Marvin C. Nicolai	Director	March 14, 2005
/s/ George M. Revering George M. Revering	Director	March 14, 2005
/s/ Anthony J. Bolland Anthony J. Bolland	Director	March 14, 2005
/s/ Paul J. Finnegan Paul J. Finnegan	Director	March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Rural Cellular Corporation and Subsidiaries
Alexandria, Minnesota

We have audited the accompanying consolidated balance sheets of Rural Cellular Corporation and Subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ deficit and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and changed its method of accounting for goodwill and licenses.

As discussed in Note 4, effective July 1, 2003, the Company adopted the provisions of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Rural Cellular Corporation and Subsidiaries
Alexandria, Minnesota

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Rural Cellular Corporation and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in the COSO Framework. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in the COSO Framework.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003, the related consolidated statements of operations, shareholders’ deficit and comprehensive income (loss), and cash flows, and the financial statement schedule listed in the Index at Item 15 for each of the three years in the period ended December 31, 2004, of the Company and our report dated March 11, 2005 (which includes explanatory paragraphs relating to the adoption of Statement of Financial Accounting Standards No. 142 and 150), expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
March 11, 2005

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	As of December 31,
	2004	2003
CURRENT ASSETS:
Cash and cash equivalents	$85,339	$142,547
Accounts receivable, less allowance for doubtful accounts of $2,456 and $3,187	62,549	57,743
Inventories	7,658	8,037
Other current assets	4,175	4,259
Assets of operations held for sale	—	3,189

Total current assets	159,721	215,775

PROPERTY AND EQUIPMENT, net	276,133	226,202

LICENSES AND OTHER ASSETS:
Licenses, net	548,513	563,283
Goodwill, net	348,682	360,796
Customer lists, net	47,868	64,575
Deferred debt issuance costs, net	30,228	34,479
Long-term assets of operations held for sale	—	50,153
Other assets, net	6,305	5,795

Total licenses and other assets	981,596	1,079,081

	$1,417,450	$1,521,058

The accompanying notes are an integral part of these consolidated balance sheets.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	As of December 31,
	2004	2003
CURRENT LIABILITIES:
Accounts payable	$52,465	$45,808
Current portion of long-term debt	81	27,262
Advance billings and customer deposits	11,076	10,454
Accrued interest	41,112	34,084
Other accrued expenses	9,679	11,276
Liabilities of operations held for sale	—	756

Total current liabilities	114,413	129,640
LONG-TERM LIABILITIES	1,733,079	1,764,867

Total liabilities	1,847,492	1,894,507

COMMITMENTS AND CONTINGENCIES (Note 9)	—	—

REDEEMABLE PREFERRED STOCK	166,296	153,381

SHAREHOLDERS’ DEFICIT:
Class A common stock; $.01 par value; 200,000 shares authorized, 11,836 and 11,522 outstanding	118	115
Class B common stock; $.01 par value; 10,000 shares authorized, 540 and 552 outstanding	5	6

Additional paid-in capital	193,347	192,423
Accumulated deficit	(791,446)	(719,590)
Unearned compensation	(698)	—
Accumulated other comprehensive income	2,336	216

Total shareholders’ deficit	(596,338)	(526,830)

	$1,417,450	$1,521,058

The accompanying notes are an integral part of these consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended
	December 31,
	2004	2003	2002
REVENUE:
Service	$377,219	$355,038	$319,933
Roaming	105,504	131,896	122,703
Equipment	22,094	20,455	20,442

Total revenue	504,817	507,389	463,078

OPERATING EXPENSES:
Network costs, excluding depreciation	104,071	96,069	97,200
Cost of equipment sales	40,372	37,636	29,184
Selling, general and administrative	135,170	131,761	119,185
Depreciation and amortization	76,355	76,429	82,497
Impairment of assets	47,136	42,244	—

Total operating expenses	403,104	384,139	328,066

OPERATING INCOME	101,713	123,250	135,012

OTHER INCOME (EXPENSE):
Interest expense	(163,977)	(136,262)	(114,478)
Interest and dividend income	1,727	916	562
Other	(76)	891	66

Other expense, net	(162,326)	(134,455)	(113,850)

INCOME (LOSS) BEFORE INCOME TAX BENEFIT AND CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE	(60,613)	(11,205)	21,162

INCOME TAX BENEFIT	(1,672)	—	—

INCOME (LOSS) BEFORE CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE	(58,941)	(11,205)	21,162

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (Note 2)	—	—	(417,064)

NET LOSS	(58,941)	(11,205)	(395,902)

PREFERRED STOCK DIVIDEND	(12,915)	(38,877)	(60,556)

LOSS APPLICABLE TO COMMON SHARES	$(71,856)	$(50,082)	$(456,458)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES USED TO COMPUTE LOSS PER SHARE:	12,239	12,060	11,920

LOSS APPLICABLE TO COMMON SHARES BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$(5.87)	$(4.15)	$(3.30)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	—	(34.99)

NET LOSS PER BASIC AND DILUTED SHARE	$(5.87)	$(4.15)	$(38.29)

The accompanying notes are an integral part of these consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(In thousands)

	Class A	Class A	Class B	Class B				Accumulated
	Common	Common	Common	Common	Additional			Other	Total
	Stock	Stock	Stock	Stock	Paid-In	Accumulated	Unearned	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Compensation	Income (Loss)	Deficit	Income (Loss)
BALANCE, December 31, 2001	11,176	$112	728	$7	$191,964	$(213,050)	$—	$(12,863)	$(33,830)	—

Conversion of Class B common stock to Class A common stock	35	0	(35)	0	—	—	—	—	—	—
Stock issued through employee stock purchase plan	17	0	—	0	317	—	—	—	317	—
Stock options exercised	1	0	—	0	13	—	—	—	13	—
COMPONENTS OF COMPREHENSIVE LOSS
Net loss applicable to common shares	—	—	—	—	—	(456,458)	—	—	(456,458)	$(456,458)
Current year effect of SFAS No. 133	—	—	—	—	—	—	—	6,843	6,843	6,843

Total comprehensive loss.	—	—	—	—	—	—	—	—		$(449,615)

BALANCE, December 31, 2002	11,229	112	693	7	192,294	(669,508)	—	(6,020)	(483,115)
Conversion of Class B common stock to Class A common stock	141	1	(141)	(1)	0	—	—	—	—	—
Stock issued through employee stock purchase plan	147	2	—	—	112	—	—	—	114	—
Stock options exercised	5	0	—	—	17	—	—	—	17	—
COMPONENTS OF COMPREHENSIVE LOSS
Net loss applicable to common shares	—	—	—	—	—	(50,082)	—	—	(50,082)	$(50,082)
Current year effect of SFAS No. 133	—	—	—	—	—	—	—	6,236	6,236	6,236

Total comprehensive loss	—	—	—	—	—	—	—	—		$(43,846)

BALANCE, December 31, 2003	11,522	115	552	6	192,423	(719,590)	—	216	(526,830)
Conversion of Class B common stock to Class A common stock	12	1	(12)	(1)	—	—	—	—	—	—
Stock issued through employee stock purchase plan	166	1	—	—	145	—	—	—	146	—
Stock options exercised	15	0	—	—	41	—	—	—	41	—
Restricted Stock Issuances	121	1	—	—	738	—	(739)	—	—	—
Amortization of unearned compensation	—	—	—	—	—	—	41	—	41	—
COMPONENTS OF COMPREHENSIVE LOSS
Net loss applicable to common shares	—	—	—	—	—	(71,856)	—	—	(71,856)	$(71,856)
Current year effect of SFAS No. 133	—	—	—	—	—	—	—	2,120	2,120	2,120

Total comprehensive loss										$(69,736)

BALANCE, December 31, 2004	11,836	$118	540	$5	$193,347	$(791,446)	$(698)	$2,336	$(596,338)

The accompanying notes are an integral part of these consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	December 31,
	2004	2003	2002
OPERATING ACTIVITIES:
Net loss	$(58,941)	$(11,205)	$(395,902)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and customer list amortization	76,355	76,429	82,497
Loss on write-off of debt and preferred stock issuance costs	12,605	6,134	3,319
Mark-to-market adjustments – financial instruments	4,339	(2,225)	15,104
Gain on redemption of preferred stock	(22,573)	—	—
Non—cash preferred stock dividends	28,626	13,074	—
Impairment of assets	47,136	42,244	—
Deferred income taxes	(1,672)	—	—
Cumulative effect of change in accounting principle	—	—	417,064
Other	7,734	4,013	3,209
Change in other operating elements:
Accounts receivable	(1,821)	(14,286)	(475)
Inventories	547	(1,581)	(7)
Other current assets	89	(1,076)	(809)
Accounts payable	6,153	4,678	6,466
Advance billings and customer deposits	482	146	1,112
Accrued preferred stock dividends	26,747	14,899	—
Accrued interest	6,598	12,188	5,444
Other accrued expenses	(2,127)	1,089	1,300

Net cash provided by operating activities	130,277	144,521	138,322

INVESTING ACTIVITIES:
Purchases of property and equipment	(94,417)	(53,704)	(59,835)
Purchases of wireless properties, net	(725)	(7,200)	—
Net proceeds from property exchange	13,567	—	—
Proceeds from sale of property and equipment	92	624	462
Proceeds from sale of other long-lived assets	—	—	650
Other	24	(174)	127

Net cash used in investing activities	(81,459)	(60,454)	(58,596)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	188	131	331
Proceeds from issuance of long-term debt under the credit agreement	—	120,000	62,550
Repayments of long-term debt under the credit agreement	(525,724)	(394,628)	(380,208)
Proceeds from issuance of 9 3/4% senior subordinated notes	—	—	300,000
Proceeds from issuance of 9 7/8% senior notes	—	325,000	—
Proceeds from issuance of 8 1/4% senior secured notes	350,000	—	—
Proceeds from issuance of floating rate senior secured notes	160,000	—	—
Redemption of preferred stock	(68,351)	—	—
Payments to settle interest rate swaps	(7,645)	—	—
Payments of debt issuance costs	(14,293)	(13,374)	(10,322)
Repayment of swaption	—	(34,184)	—
Proceeds from unwinding hedge agreements	—	2,632	—
Other	(201)	(885)	(284)

Net cash (used in) provided by financing activities	(106,026)	4,692	(27,933)

NET (DECREASE) INCREASE IN CASH	(57,208)	88,759	51,793
CASH AND CASH EQUIVALENTS, at beginning of year	142,547	53,788	1,995

CASH AND CASH EQUIVALENTS, at end of year	$85,339	$142,547	$53,788

The accompanying notes are an integral part of these consolidated financial statements.

RURAL CELLULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, and 2002

1. Organization and Nature of Business:

Rural Cellular Corporation (“RCC” or the “Company”) is a wireless communications service provider focusing primarily on rural markets in the United States. The Company’s principal operating objective is to increase revenue and achieve profitability through increased penetration in existing wireless markets.

RCC’s operating regions include portions of five states in the Northeast, three states in the Northwest, four states in the Midwest, and three states in the South. Within each of its four regions, RCC has deployed a strong local sales and customer service presence in the communities it serves. RCC’s marketed networks covered a total population of approximately 6.3 million POPs and served approximately 730,000 voice customers as of December 31, 2004.

The Company has preferred roaming relationships with Cingular Wireless, T-Mobile, and Verizon Wireless in its various regions.

RCC began a 2.5G network overlay process in late 2003, which it expects to be substantially complete in 2005. The Company is also pursuing a strategy of expanding its network coverage in all of its regions, which will, upon completion, increase its total number of cell sites and total marketed POPs.

2. Summary of Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of RCC and its wholly-owned subsidiaries and its majority-owned joint venture, Wireless Alliance, LLC (“Wireless Alliance”). All significant intercompany balances and transactions have been eliminated.

Revenue Recognition – Service

The Company recognizes service revenue based upon contracted service fees and minutes of use processed. As a result of its billing cycle cut-off times, the Company is required to make estimates for service revenue earned, but not yet billed, at the end of each month. These estimates are based primarily upon historical minutes of use processed. The Company follows this method since reasonable, dependable estimates of the revenue can be made. Actual billing cycle results and related revenue may vary from the results estimated at the end of each quarter, depending on customer usage and rate plan mix. For customers who prepay their monthly access fees, the Company matches the recognition of service revenue to their corresponding usage. Revenues are net of credits and adjustments for service. The Company adopted Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”) effective July 1, 2003 on a prospective basis. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

The Company receives Universal Service Fund (“USF”) revenue reflecting its eligible telecommunications carrier (“ETC”) status in certain states. The Company recognizes support revenue depending on the level of its collection experience in each ETC qualified state. Where the Company does not have adequate experience to determine the time required for reimbursement, it recognizes revenue upon cash receipt. Where the Company does have adequate experience as to the amount and timing of the receipt of these funds, it recognizes revenue as earned.

The Company includes the pass-through fees it collects from customers as service revenue with a corresponding charge to selling, general and administrative expense. These pass-through fees, which the Company has the option of passing to customers, include state and federal USF fees, together with city utility and state gross receipt taxes.

Revenue Recognition - Roaming Revenue and Incollect Cost

Roaming revenue and incollect cost information is provided to the Company primarily through a third party centralized clearinghouse. From the clearinghouse the Company receives monthly settlement data. The Company bases its accrual of roaming revenue and incollect expense on these clearinghouse reports. The Company follows this method since reasonably dependable estimates of roaming revenue and incollect cost can be made based on these reports.

Revenue Recognition – Equipment

Equipment revenue includes sales of wireless and paging equipment and accessories to customers, network equipment reselling, and customer activation fees, which are recognized at the time of sale to the customer.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses that will result from failure of its customers to pay amounts owed. The Company bases its estimates on the aging of accounts receivable balances and its historical write-off experience, net of recoveries. If the financial condition of the Company’s customers were to deteriorate, the Company may be required to maintain higher allowances.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories consist of cellular telephone equipment, pagers, and accessories and are stated at the lower of cost, determined using the average cost method, or market. Market value is determined using replacement cost.

Property and Equipment

Property and equipment are recorded at cost. Additions, improvements, or major renewals are capitalized, while expenditures that do not enhance or extend the asset’s useful life are charged to operating expense as incurred.

The components of property and equipment and the useful lives of the Company’s assets are as follows as of December 31 (in thousands):

	2004	2003	Useful Lives
Land	$7,200	$7,200	N/A
Building and towers	98,367	87,496	15-39 Years
Equipment (1)	350,385	275,867	2-7 Years
Phone service equipment	2,938	5,235	19 Months
Furniture and fixtures (2)	29,759	25,314	3-7 Years
Assets under construction	37,232	23,364	N/A

	525,881	424,476

Less—accumulated depreciation.	(249,748)	(198,274)

Property and equipment – net	$276,133	$226,202

(1)	Includes the cost of cell site radio equipment, switch equipment, billing hardware and related software.

(2)	Includes the cost of furniture, in-house computer hardware/software, and phone system equipment.

The Company’s network construction expenditures are recorded as assets under construction until the system or assets are placed in service and ready for their intended use, at which time the assets are transferred to the appropriate property and equipment category. During the years ended December 31, 2004, 2003, and 2002, the Company capitalized $4.2 million, $1.9 million, and $1.1 million, respectively, in salaries of the Company’s employees. The Company capitalized interest cost in 2004 and 2003 of $1.9 million and $204,000, respectively.

The Company depreciates its wireless communications equipment using the straight-line method over estimated useful lives. RCC periodically reviews changes in its technology and industry conditions, asset retirement activity, and salvage to determine adjustments to estimated remaining useful lives and depreciation rates. Total depreciation expense for the years ended December 31, 2004, 2003, and 2002 was $57.4 million, $56.2 million, and $61.5 million, respectively.

Effective January 1, 2003, the Company implemented the results of a review of the estimated service lives of its remaining TDMA network assets. Useful lives were shortened to substantially depreciate all such equipment by December 31, 2008. During the fourth quarter of 2004, the lives of the TDMA assets were again reviewed, and the remaining useful life of this equipment was reduced to 30 months. As of December 31, 2004, all TDMA equipment will be fully depreciated by June 30, 2007. The net book value of this equipment as of December 31, 2004, was approximately $86.9 million.

While the Company will continue to sell and market TDMA services for the foreseeable future, the amount of future cash flows to be derived from the TDMA network assets is highly dependent upon the rate of transition of existing customers using TDMA equipment to 2.5G capable equipment, as well as other competitive and technological factors. The Company determined that a reduction in the useful lives of these assets was warranted based on its projected transition of network traffic. The Company will continue to review the useful lives of the TDMA assets throughout the period of transition to 2.5G capable equipment to determine whether further changes are warranted.

Licenses and Other Intangible Assets

Licenses consist of the value assigned to the Company’s personal communications services (“PCS”) licenses and cellular licenses. Other intangibles, resulting primarily from acquisitions, include the value assigned to customer lists and goodwill. Amortization is computed using the straight-line method based on the estimated useful life of the asset. Customer lists are the only intangible asset with a definitive useful life; all others are considered to have indefinite useful lives.

The components of licenses and other intangible assets are as follows:

		Year Ended
	As of	December 31, 2004			As of
	December 31,		Impairment	Amortization	December 31,
(in thousands)	2003	Acquisition	of Assets	Expense	2004
Licenses, net	$563,283	$16,582	$(31,352)	$—	$548,513

Goodwill, net	360,796	3,670	(15,784)	—	348,682

Customer lists
Gross Valuation	142,616	1,799	—	—	144,415
Accumulated amortization	(78,041)	—	—	(18,506)	(96,547)

	64,575	1,799	—	(18,506)	47,868

Total	$988,654	$22,051	$(47,136)	$(18,506)	$945,063

		Year Ended
	As of	December 31, 2003				As of
	December 31,		Impairment	Assets Held	Amortization	December 31,
(in thousands)	2002	Acquisition	of Assets *	for Sale *	Expense	2003
Licenses, net	$618,576	$7,200	$(28,318)	$(34,175)	$—	$563,283

Goodwill, net	369,829	—	(4,093)	(4,940)	—	360,796

Customer lists
Gross Valuation	159,030	—	(3,719)	(12,695)	—	142,616
Accumulated amortization	(66,282)	—	—	8,206	(19,965)	(78,041)

	92,748	—	(3,719)	(4,489)	(19,965)	64,575

Total	$1,081,153	$7,200	$(36,130)	$(43,604)	$(19,965)	$988,654

*	Loss on Assets Held for Sale. In October 2003, the Company entered into an agreement with AWE to exchange certain wireless properties. In connection with this transaction, the Company recorded a non-cash impairment charge on assets held for sale, in accordance with SFAS No. 144, of $42.2 million effective in the third quarter of 2003. This transaction was completed on March 1, 2004. (See Note 13)

Customer list amortization expense for the years ended December 31, 2004, 2003 and 2002 was approximately $18.5 million, $20.0 million, and $20.6 million, respectively. Customer list amortization expense is estimated to be approximately $18.5 million for 2005 through 2006, $8.4 million in 2007, $2.4 million in 2008 and $86,000 in 2009.

The Company reviews goodwill and other indefinite-lived intangible assets for impairment based on the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). In accordance with this statement, goodwill is tested for impairment at the reporting unit level on an annual basis as of October 1st or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. In analyzing goodwill for potential impairment, the Company uses projections of future cash flows from the reporting units. These projections are based on its view of growth rates, anticipated future economic conditions, the appropriate discount rates relative to risk, and estimates of residual values. The Company believes that its estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. If changes in growth rates, future economic conditions, discount rates, or estimates of residual values were to occur, goodwill may become impaired.

Additionally, impairment tests for indefinite-lived intangible assets, including FCC licenses, are required to be performed on an annual basis or on an interim basis if an event occurs or circumstances change that would indicate the asset might be impaired. In accordance with EITF No. 02-7 (“EITF 02-7”), Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, impairment tests for FCC licenses are performed on an aggregate basis by reporting unit. The Company utilizes a direct approach, incorporating discounted cash flows, to complete the test. This approach determines the fair value of the FCC licenses, using start-up model assumptions and, accordingly, incorporates cash flow assumptions regarding the investment in a network, the development of distribution channels, and other inputs for making the business operational. These inputs are included in determining free cash flows of the reporting unit, using assumptions of weighted average costs of capital and the long-term rate of growth for our reporting unit. The Company believes that its estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. If any of the assumptions were to change, FCC licenses may become impaired.

Following adoption of SFAS No. 142 on January 1, 2002, the Company completed a transitional impairment test for both its goodwill and licenses and determined that there were impairments of $5.0 million and $412.0 million, respectively. The Company used a fair value approach, using primarily discounted cash flows, to complete the transitional impairment tests. In accordance with SFAS No. 142, the impairment charges were recorded as a cumulative change in accounting principle in its consolidated financial statements for the first quarter of 2002. Under SFAS No. 142, we performed our annual impairment test. Based on this analysis, we recorded a noncash impairment charge of $47.1 million (included in operating expenses) in the fourth quarter of 2004. There was no impairment charge in 2003 or 2002 related to our annual assessment under SFAS No. 142.

Deferred Debt Issuance Costs

Deferred debt issuance costs relate to the credit agreement, senior secured notes, senior notes, senior subordinated notes and certain preferred stock issuances. These costs are being amortized over the respective instruments’ terms. If the related debt issuance is extinguished prior to maturity, the debt issuance costs are immediately expensed.

The Company adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS No. 145”) effective January 1, 2003. Accordingly, the Company’s financial statements have been revised to reflect the reclassification requirements of SFAS No. 145, requiring it to present losses on extinguishment of debt within interest expense. The Company has recorded within interest expense $12.6 million, $6.1 million, and $3.3 million of deferred debt issuance costs related to debt extinguishments in 2004, 2003, and 2002, respectively.

The gross valuation and accumulated amortization of deferred debt issuance costs are as follows:

	As of December 31,
(in thousands)	2004	2003
Gross valuation	$40,331	$46,488
Accumulated amortization	(10,103)	(12,009)

	$30,228	$34,479

Other Assets

Other assets primarily consist of costs related to spectrum relocation, restricted investments and investments, in unconsolidated affiliates. Restricted investments represent the Company’s investments in the stock of CoBank and are stated at cost, which approximates fair value. The restricted investments were purchased pursuant to the terms of a loan agreement and are restricted as to withdrawal.

The gross valuation and accumulated amortization of other assets are as follows:

	As of December 31,
(in thousands)	2004	2003
Gross valuation	$8,375	$7,531
Accumulated amortization	(2,070)	(1,736)

	$6,305	$5,795

Income Taxes

The income and expenses of all consolidated subsidiaries are included in the consolidated federal income tax return of Rural Cellular Corporation and Subsidiaries. For financial reporting purposes, any tax benefit or provision generated by a consolidated subsidiary is accounted for in its separate taxes payable and deferred income tax accounts, computed as if it had filed separate federal and state income tax returns.

RCC uses the asset and liability approach to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change.

Net Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net loss by the weighted average number of shares outstanding during the year. Potential common shares of 2,044,037, 2,084,770, and 1,908,084 related to the Company’s outstanding stock options were excluded from the computation of the diluted EPS for the years ended December 31, 2004, 2003, and 2002, respectively, together with 118,667 shares of restricted stock granted in 2004, as the impact had an antidilutive effect on earnings per share.

Comprehensive Loss

The Company follows the provisions of SFAS No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”), which established standards for reporting and display of comprehensive income and its components. Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the Company, comprehensive loss represents net losses and the deferred gains on derivative instruments. In accordance with SFAS No. 130, the Company has chosen to disclose comprehensive loss in the accompanying consolidated statement of shareholders’ deficit and comprehensive income (loss).

Business and Credit Concentrations

RCC operates in one business segment, the operation of wireless communication systems in the United States.

For the years ended December 31, 2004, 2003, and 2002, Cingular (on a pro forma basis giving effect to its merger with AT&T Wireless) accounted for approximately 9.9%, 14.5%, and 14.4%, respectively, of the Company’s total revenue.

Impairment of Long-lived Assets

The Company reviews long-lived assets, consisting primarily of property, plant and equipment and intangible assets with finite lives, for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In analyzing potential impairment, the Company uses projections of future undiscounted cash flows from the assets at the reporting unit level. These projections are based on its view of growth rates for the related business, anticipated future economic conditions, the appropriate discount rates relative to risk, and estimates of residual values. The Company believes that its estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. If changes in growth rates, future economic conditions, discount rates, or estimates of residual values were to occur, long-lived assets may become impaired.

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

Recently Issued Accounting Pronouncements

Accounting for Share-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (''FASB’’) issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all share-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. The Company is currently assessing the impact of adopting SFAS 123(R) on its consolidated results of operations.

Accounting for Nonmonetary Transactions

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29” (“SFAS No. 153.”) SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets, which requires that the accounting for the exchange be based on the recorded amount of the asset relinquished, and replaced it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” The provisions in SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The Company is currently assessing the impact of adopting SFAS No. 153 on its consolidated results of operations.

3. Stock Compensation Plans:

The following table summarizes plan activity under the Company’s various stock compensation plans through December 31, 2004:

	Nonemployee	Stock	Employee Stock
	Directors Plan	Compensation Plan	Purchase Plan (1)
Available for issuance at December 31, 2003	179,500	149,288	333,710

Options granted	(31,500)	—	(71,398)
Restricted stock awarded	—	(120,667)	—
Options cancelled	26,250	33,223	—

Available for issuance at December 31, 2004	174,250	61,844	262,312

(1)	Employee Stock Purchase Plan options granted of 71,398 shares reflect contributions made in 2004 with corresponding shares being awarded in January 2005.

Nonemployee Directors Plan. The stock option plan for nonemployee directors authorizes the issuance of up to 400,000 shares of Class A common stock. The stock option plan provides that the option price shall not be less than the fair market value of the Class A common stock on the date of grant. The options vest and become exercisable one year following the date of grant and expire five years thereafter.

Stock Compensation Plan. The stock compensation plan for employees authorizes the issuance of up to 2,400,000 shares of Class A common stock in the form of restricted stock awards, stock options, stock appreciation rights, or other stock-based awards. The stock compensation plan provides that the exercise price of any option shall not be less than 85% of the fair market value of the Class A common stock as of the date of the grant (100% in the case of incentive stock options). Options and other awards granted under the stock compensation plan vest and become exercisable as determined by the Board of Directors or a stock option committee.

Under the Stock Compensation Plan, the Company has entered into restricted stock agreements with certain key employees, covering the issuance of Class A common stock (“Restricted Stock”). The Restricted Stock will be released to the key employees after a five-year waiting period if the employees are still employed by the Company and the Company achieves certain financial goals, which management anticipates achieving as of December 31, 2004. Deferred compensation equivalent to the market value of these shares as of December 31, 2004 is reflected in shareholders’ equity and is being amortized to operating expense over five years. Deferred compensation expense included in the accompanying consolidated statement of operations amounted to $41,500 for the year ended December 31, 2004. Shares of Restricted Stock have full voting rights and are entitled to any dividends paid on the Class A common stock. The restricted shares were granted to the recipients at no cost.

Transactions in restricted stock were as follows:

Year Ended
December 31, 2004
Shares
Restricted Stock Awards, beginning of year	0

Issued	120,667
Cancelled	(2,000)

Restricted Stock Awards, outstanding, end of year	118,667

Released to employee, end of year	0

Employee Stock Purchase Plan. Under the employee stock purchase plan, employees who satisfy certain length of service and other criteria are permitted to purchase shares of Class A common stock at 85% of the fair market value of the Class A common stock on the first business day of January or the last business day of December of each year, whichever is lower. The number of shares authorized to be issued under the employee stock purchase plan is 750,000. The Company issued 71,398, 166,329, and 146,961 shares, at an exercise price of $5.30, $0.88, and $0.77, respectively, for the years ended December 31, 2004, 2003, and 2002. Compensation cost is recognized for the fair value of the shares issued under the Employee Stock Purchase Plan, which was estimated using the Black-Scholes model with the following assumptions for 2004, 2003, and 2002, respectively: an expected life of one year for all years; expected volatility of 88.54%, 94.72%, and 88.0%; and risk-free interest rates of 5.25%, 4.39%, and 4.25%.

Stock options outstanding under the Company’s Nonemployee Directors Plan and Stock Compensation Plan as of December 31, 2004 have exercise prices ranging between $0.76 and $79.25. Information related to stock options is as follows:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	2,084,770	$14.64	1,908,084	$17.40	1,588,734	$26.78

Granted	31,500	$7.62	369,500	1.23	503,550	4.43
Exercised	(14,760)	$2.80	(5,120)	3.37	(1,450)	8.99
Cancelled	(57,473)	$15.17	(187,694)	16.72	(182,750)	63.23

Outstanding, end of period	2,044,037	$14.61	2,084,770	$14.64	1,908,084	$17.40

Exercisable, end of period	1,392,617	$17.46	1,143,970	$18.92	1,015,784	$19.12

Weighted average fair value of options granted		$5.82		$1.09		$3.85

The following table summarizes certain information concerning currently outstanding and exercisable options:

		Weighted Average
	Number	Remaining	Weighted Average	Number	Weighted Average
Exercise Price Range	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$00.00 – $ 9.99	1,093,773	6	$4.31	579,273	$5.88
$10.00 – $19.99	420,575	3	$13.60	420,575	$13.60
$20.00 – $29.99	275,400	6	$27.10	162,160	$27.19
$30.00 - $39.99	156,239	5	$35.05	140,799	$34.74
$40.00 – $49.99	15,500	5	$43.25	15,500	$43.25
$50.00 - $59.99	10,100	5	$56.50	9,080	$56.55
$60.00 - $69.99	36,750	1	$68.25	36,750	$68.25
$70.00 - $79.25	35,700	5	$76.92	28,480	$76.92

$00.00 - $79.25	2,044,037	5	$14.61	1,392,617	$17.46

The Company accounts for stock options under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation expense is recognized, as the exercise price has been the fair value of RCC’s common stock as of date of grant. The following schedule shows net loss and net loss per share for the years ended December 31, 2004, 2003, and 2002, had compensation expense been determined consistent with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” and SFAS No. 123, “Accounting for Stock-Based Compensation.”

	Years Ended December 31,
(in thousands, except for per share data)	2004	2003	2002
Net loss applicable to common shares:
As reported	$(71,856)	$(50,082)	$(456,458)

Fair value compensation expense	(2,909)	(4,304)	(5,338)

Pro forma	$(74,765)	$(54,386)	$(461,796)

Net loss per basic and diluted share:
As reported	$(5.87)	$(4.15)	$(38.29)
Fair value compensation expense	(0.24)	(0.36)	(0.45)

Pro forma	$(6.11)	$(4.51)	$(38.74)

The pro forma information presented above is based on several assumptions and should not be viewed as indicative of future periods. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2004, 2003, and 2002: expected volatility of 88.54%, 94.7%, and 88.0%, respectively; risk-free interest rates of 5.25%, 4.39%, and 4.25%, respectively; expected life of 6 years, 10 years, and 10 years, respectively, and no expected dividend yield. The per share weighted average fair value of options granted in 2004, 2003, and 2002, was $5.82, $1.09, and $3.85, respectively.

4. Long-term Liabilities:

The Company had the following long-term liabilities outstanding as of December 31 (in thousands):

	2004	2003
Credit agreement (1):
Revolver	$—	$—
Term Loan A	—	226,583
Term Loan B	—	124,656
Term Loan C	—	124,656
Term Loan D	—	22,634

	—	498,529

8 1/4% senior secured notes (1)	350,000	—
Floating rate senior secured notes (1)	160,000	—
9 7/8% senior notes	325,000	325,000
9 3/4% senior subordinated notes	300,000	300,000
9 5/8% senior subordinated notes	125,000	125,000
Derivative financial instruments	—	6,109

11 3/8% senior exchangeable preferred stock	174,176	254,676
Accrued dividends on 11 3/8% senior exchangeable preferred stock	34,844	18,521
12 1/4% junior exchangeable preferred stock	247,984	219,911
Deferred tax liability	13,979	15,651
Other	2,096	1,470

Long-term liabilities	$1,733,079	$1,764,867

(1)	The net proceeds from the offering of RCC’s senior secured notes completed on March 25, 2004, together with some of the Company’s existing cash, were used to repay all outstanding obligations under its former credit agreement, to terminate interest rate swap agreements associated with the former credit agreement, and to pay fees and expenses associated with the notes offering and a revolving credit agreement.

Credit Agreement – As of December 31, 2004, the Company has $60 million in undrawn availability under its revolving credit agreement at a rate of LIBOR plus 2.75%. The credit agreement is subject to various covenants, including the ratio of senior secured indebtedness to annualized operating cash flow (as defined in the credit agreement), the ratio of total indebtedness to annualized operating cash, and the ratio of annualized operating cash flow to interest expense. Although the credit agreement financial covenants are not applicable unless the Company draws against the credit facility, RCC was in compliance with all financial covenants at December 31, 2004.

Senior Secured Notes – In March 2004, the Company issued $350 million aggregate principal amount of 8 1/4% senior secured notes due March 15, 2012 (“2012 notes”) and $160 million aggregate principal amount of senior secured floating rate notes due March 15, 2010 (“2010 notes”). The effective interest rate on the 2010 notes was 7.00% at December 31, 2004. Interest on the 2010 notes is reset quarterly and payable on March 15, June 15, September 15, and December 15 of each year. Interest on the 2012 notes is payable on March 15 and September 15 of each year, beginning on September 15, 2004.

After March 15, 2006, the Company may redeem the 2010 notes, in whole or in part, at prices starting at 102.000% of the principal amount at March 15, 2006, and declining to 101.000% at March 15, 2007 and to 100.000% at March 15, 2008, plus accrued and unpaid interest to but excluding the date fixed for redemption. At any time, which may be more than once, before March 15, 2006, the Company can choose to redeem up to 35% of the 2010 notes with money that it raises in certain equity offerings, as long as it pays 100% of the aggregate principal amount of the 2010 notes redeemed plus a premium equal to the interest rate per annum on the 2010 notes applicable on the date on which notice of redemption is given, plus accrued and unpaid interest to, but excluding, the date of redemption; the Company redeems the 2010 notes within 45 days after completing the equity offering; and at least 65% of the aggregate principal amount of the 2010 notes issued under the indenture remains outstanding after the redemption.

After March 15, 2008, the Company may redeem the 2012 notes, in whole or in part, at prices starting at 104.125% of the principal amount at March 15, 2008, and declining to 102.063% at March 15, 2009 and 100.000% at March 15, 2010, plus accrued and unpaid interest to but excluding the date fixed for redemption. At any time, which may be more than once, before March 15, 2007, the Company can choose to redeem up to 35% of the 2012 notes with money that its raises in certain equity offerings, as long as it pays 108.250% of the aggregate principal amount of the 2012 notes redeemed, plus accrued and unpaid interest to, but excluding, the date of redemption; the Company redeems the 2012 notes within 45 days after completing the equity offering; and at least 65% of the aggregate principal amount of the 2012 notes issued under the indenture remains outstanding after the redemption.

9 7/8 % Senior Notes - In 2003, RCC issued $325 million principal amount of 9 7/8% senior notes due 2010. Interest is payable on February 1 and August 1 of each year. The notes will mature on February 1, 2010. After August 1, 2007, at its option, the Company may redeem the 9 7/8% notes at prices starting at 104.938% of the principal amount at August 1, 2007, declining to 102.469% at August 1, 2008 and 100% at August 1, 2009, plus accrued and unpaid interest to but excluding the date fixed for redemption. Prior to August 1, 2006, the Company may redeem up to 35% of the outstanding principal amount of the 9 7/8% notes at 109.875% of the principal amount plus accrued and unpaid interest to but excluding the date fixed for redemption with the net cash proceeds of certain equity offerings.

9 3/4 % Senior Subordinated Notes - In 2002, the Company issued $300 million principal amount of 9 3/4% senior subordinated notes due 2010. Interest on the 9 3/4% senior subordinated notes is payable semi-annually on January 15 and July 15. The 9 3/4% senior subordinated notes will mature on January 15, 2010. After January 15, 2006, at its option, the Company may redeem the 9 3/4% notes at prices starting at 104.875% of the principal amount at January 15, 2006, declining to 103.250%, 101.625%, and 100.000% at January 15, 2007, 2008, and 2009, respectively, plus accrued and unpaid interest to but excluding the date fixed for redemption.

9 5/8 % Senior Subordinated Notes - In 1998, RCC issued $125 million principal amount of 9 5/8% senior subordinated notes due 2008. Interest on the senior subordinated notes is payable semi-annually on May 15 and November 15. The senior subordinated notes will mature on May 15, 2008, and are redeemable, in whole or in part, at the Company’s option, at any time on or after May 15, 2003. The Company may redeem these notes at a rate of 101.604% of the principal amount at May 15, 2005, declining to 100.000% at May 15, 2006, plus accrued and unpaid interest to but excluding the date fixed for redemption.

11 3/8% Senior Exchangeable Preferred Stock – Due May 15, 2010. Dividends on the senior exchangeable preferred stock are cumulative, are payable quarterly, and were payable, until May 15, 2003, at the Company’s option either in cash or by the issuance of additional shares of senior exchangeable preferred stock having an aggregate liquidation preference equal to the amount of such dividends. The Company has not declared or paid the cash dividends due since August 2003.

The Company may redeem the senior exchangeable preferred stock, in whole or in part, at any time at a redemption price equal to 104.266% of the liquidation preference at May 15, 2004, declining to 102.844% at May 15, 2005, 101.422% at May 15, 2006, and 100.000% at May 15, 2007, plus accumulated and unpaid dividends, if any, to but excluding the redemption date.

The Company has accrued the undeclared dividends by increasing the carrying amount of the senior exchangeable preferred stock. At December 31, 2004, RCC had accrued $34.8 million in undeclared dividends with respect to the Company’s senior exchangeable preferred stock, which will be payable at the senior preferred mandatory redemption date, if not sooner declared and paid.

Because the Company has failed to pay at least six quarterly dividends on its senior exchangeable preferred stock, the holders of senior exchangeable preferred stock have the right to elect the lesser of two directors or the number of directors constituting 25% of the members of the Company’s board, if they so choose, by following the procedures set forth in the certificate of designation.

Gain on redemption of preferred stock. During the year ended December 31, 2004, the Company repurchased 80,500 shares of its 11 3/8% senior exchangeable preferred stock for $68.4 million. These shares had accrued $10.4 million in unpaid dividends. The corresponding $22.6 million gain on redemption of preferred shares has been recorded as a reduction of interest expense.

12 1/4% Junior Exchangeable Preferred Stock – Due February 15, 2011. Dividends on the junior exchangeable preferred stock are cumulative, are payable quarterly, and may be paid, at the Company’s option, on any dividend payment date occurring on or before February 15, 2005, either in cash or by the issuance of additional shares of junior exchangeable preferred stock having an aggregate liquidation preference equal to the amount of such dividends.

The Company may redeem the junior exchangeable preferred stock, in whole or in part, at any time, at a redemption price equal to 106.125% of the liquidation preference at February 15, 2005, declining to 104.594% at February 15, 2006, 103.063% at February 15, 2007, 101.531% at February 15, 2008, and 100.000% at February 15, 2009, plus accumulated and unpaid dividends, if any, to but excluding the redemption date.

The senior and junior exchangeable preferred stock are non-voting, except as otherwise required by law and as provided in their respective Certificates of Designation. Each Certificate of Designation provides that at any time dividends on the outstanding exchangeable preferred stock are in arrears and unpaid for six or more quarterly dividend periods (whether or not consecutive), the holders of a majority of the outstanding shares of the affected exchangeable preferred stock, voting as a class, will be entitled to elect the lesser of two directors or that number of directors constituting 25% of the members of the Company’s Board of Directors. The voting rights continue until such time as all dividends in arrears on the affected class of exchangeable preferred stock are paid in full (and, in the case of the senior exchangeable preferred stock after May 15, 2003, or in the case of the junior exchangeable preferred stock after February 15, 2005, are paid in cash), at which time the terms of any directors elected pursuant to such voting rights will terminate. Voting rights may also be triggered by other events described in the Certificates of Designation.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Company’s 11 3/8% Senior Exchangeable and 12 1/4% Junior Exchangeable Preferred securities, as a result of adopting SFAS No. 150 effective July 1, 2003, have been reclassified into Long-Term Liabilities. The dividend expense related to these instruments, which was previously reported as a component of “Preferred Stock Dividend” in the Company’s consolidated statements of operations, is now classified as interest expense. For the year ended December 31, 2004 and the six months ended December 31, 2003, dividends on these instruments were $55.4 million and $28.0 million, respectively. Accrued dividends payable for the junior exchangeable preferred securities of $3.8 million as of December 31, 2004 are included in “Accrued interest.” Accrued dividends payable for the senior exchangeable preferred securities of $34.8 million as of December 31, 2004 are included in long-term liabilities. In addition, $7.1 million of unamortized stock issuance costs related to these instruments was reclassified as “Deferred debt issuance costs” upon adoption. SFAS No. 150 does not permit reclassification of prior year amounts to conform to the current year presentation. Based on SFAS No. 150 guidelines, the Company’s Class M and Class T Preferred Stock do not meet the characteristics of a liability and will continue to be presented between liability and equity on the Company’s balance sheet.

Current portion of long-term debt - The current portion of the Company’s long-term debt included the following as of December 31 (in thousands):

	2004	2003
Current portion of Credit Agreement (1)
Term Loan A (terminates 04/03/2008)	$—	$12,360
Term Loan B (terminates 10/03/2008)	—	6,800
Term Loan C (terminates 04/03/2009)	—	6,800
Term Loan D (terminates 10/03/2009)	—	1,234

	—	27,194

Other	81	68

Total	$81	$27,262

(1)	The net proceeds from the offering of the Company’s senior secured notes completed on March 25, 2004, together with some of its existing cash, were used to repay all outstanding obligations under its former credit agreement, to terminate interest rate swap agreements associated with the former credit agreement, and to pay fees and expenses associated with the notes offering and a new revolving credit agreement.

5. Derivative Financial Instruments:

The Company recognizes all derivatives as either assets or liabilities in its consolidated balance sheets and measures those instruments at fair value. The Company used interest rate swaps to manage interest rate exposure under its previous credit agreement. Changes in the fair values of those derivative instruments were recorded as “Other Comprehensive Income” when they qualified for hedge accounting and “Interest Expense” when they did not qualify for hedge accounting.

The Company formally documents all relationships between hedging instruments and hedged items as well as the risk management objectives and strategies for undertaking various hedge transactions. The Company also assesses, both at inception and on an on-going basis, whether the derivatives that are used in hedging transactions are effective. Should it be determined that a derivative is not effective as a hedge, the Company would discontinue the hedge accounting prospectively.

In connection with the repayment of the Company’s former credit facility in March 2004, the Company terminated its two remaining interest rate swaps, which had an aggregate notional amount of $284.0 million, for aggregate cash consideration of $7.6 million. Amounts previously recognized as unrealized losses in other comprehensive income, when hedge accounting was applied, were charged to interest expense in the first quarter of 2004.

RCC’s financial instruments’ notional and estimated fair values and carrying amounts as of December 31 are set forth in the table below. Fair values are based on quoted market prices, if available.

	Carrying Value		Estimated Fair Market Value
	December 31,	December 31,	December 31,	December 31,
(Dollars in thousands)	2004	2003	2004	2003
Financial liabilities
Credit Agreement	$—	$525,723	$—	$524,201
8 1/4% senior secured notes	350,000	—	370,125	—
Senior secured floating rate notes	160,000	—	165,600	—
9 7/8 % senior notes	325,000	325,000	330,688	344,297
9 5/8 % senior subordinated notes	125,000	125,000	118,750	121,172
9 3/4 % senior subordinated notes	300,000	300,000	271,500	288,938
11 3/8% senior exchangeable preferred stock	174,176	254,676	140,212	210,159
12 1/4% junior exchangeable preferred stock	247,984	219,911	131,432	150,639
Class M convertible preferred stock (1)	160,198	147,981	160,198	147,981
Class T convertible preferred stock (1)	8,973	8,671	8,973	8,671

	1,851,331	1,906,962	1,697,478	1,796,058

Derivative financial instruments
Interest rate swap agreements (2):
TD Securities (terminated March 15, 2004)	—	5,666	—	5,666
Fleet Bank (terminated March 15, 2004)	—	443	—	443

	—	6,109	—	6,109

Accrued 11 3/8% senior exchangeable preferred stock dividends	34,844	18,521	34,844	18,521

Other long-term liabilities	2,097	1,470	2,097	1,470

Total financial liabilities	$1,888,272	$1,933,062	$1,734,419	$1,822,158

(1)	These financial instruments are not actively traded and, therefore, the estimated fair market value is stated at the carrying value.

(2)	Recorded on its balance sheet at fair market value, with related changes in fair market value included in the statement of operations, and not accounted for as a hedge under SFAS No. 133.

6. Redeemable Preferred Stock:

The Company has issued the following preferred stock with liquidation preferences of $1,000 per share:

				Other		Accrued
			Conversion	features,	Number of	dividends at
		Dividend	price to	rights,	shares	December 31,	Total
	Redemption	rate per	common	preferences	originally	2004	Valuation
	Date	annum	stock	and powers	issued	(In thousands)	(In thousands)
Class M Voting Convertible Preferred Stock	April 3, 2012	8.000%	$53.000	Voting	110,000	$50,198	$160,198
Class T Convertible Preferred Stock	April 1, 2020	4.000%	$50.631	Non-Voting	7,541	1,432	8,973

Total					117,541	$51,630	$169,171

Preferred security balance sheet reconciliation (in thousands):

As of
December 31, 2004
Preferred securities originally issued	$117,541
Accrued dividends	51,630
Unamortized issuance costs	(2,875)

$166,296

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

7. Shareholders’ Deficit:

Authorized Shares

The Company has 300,000,000 shares of authorized capital stock consisting of 200,000,000 shares of Class A common stock, 10,000,000 shares of Class B common stock and 90,000,000 undesignated shares.

Common Stock Rights

Holders of Class A common stock are entitled to one vote for each share owned while holders of Class B common stock are entitled to ten votes for each share owned. Each share of Class B common stock may at any time be converted into one share of Class A common stock at the option of the holder. All issued Class B common shares may also be converted into an equivalent number of Class A common shares upon the affirmative vote of not less than 66 2/3% of the then outstanding Class B common shares. Further, Class B common shares are automatically converted to an equal number of Class A common shares if they are transferred to anyone who is not an affiliate of the transferring shareholder.

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

8. Income Taxes:

For the year ended December 31, 2004, the Company recorded an income tax benefit related to the change in deferred tax liability associated with the amortization of definite-lived intangibles acquired in a business combination. The Company incurred losses for the years ended December 31, 2003 and 2002, respectively, and recorded no provision for income taxes.

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax benefit recorded in the consolidated financial statements was as follows:

	Year Ended December 31,
	2004	2003	2002
Tax at statutory rate	(35.0)%	(35.0)%	(35.0)%
State taxes	(3.0)	(3.0)	(3.0)
Nondeductible item – amortization.	(2.8)	2.0	—
Adjustment for valuation allowance	38.0	36.0	38.0

	(2.8%)	0.0%	0.0%

The components of the Company’s current year income tax benefit of $1.7 million consists of the following:

	Year Ended December 31,
(in thousands)	2004	2003	2002
Current
Federal	$—	$—	$—
State	—	—	—

Deferred
Federal	(1,540)	—	—
State	(132)	—	—

	(1,672)	—	—

Total	$(1,672)	$—	$—

The income tax effect of the items that create deferred income tax assets and liabilities are as follows:

	As of December 31,
(in thousands)	2004	2003
Deferred income tax assets:

Operating loss carryforwards	$159,954	$124,256
Temporary differences:
Allowance for doubtful accounts	925	1,267
Derivatives	—	1,257
Intangible assets	27,654	36,377
Other	2,440	5,191
Valuation allowance	(178,819)	(156,275)

Total deferred income tax assets.	12,154	12,073
Deferred income tax liabilities:
Depreciation	(24,950)	(26,086)
Other	(1,183)	(1,638)

Net deferred income tax liability	$(13,979)	$(15,651)

As of December 31, 2004, the Company had tax operating loss carryforwards of approximately $421 million available to offset future income tax liabilities. These carryforwards expire in the years 2007 through 2024. Internal Revenue Code Section 382 limits the availability and timing of the use of net operating loss carryforwards in the event of certain changes in the ownership of the Company’s common stock.

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

9. Commitments and Contingencies:

Employment Agreements

The Company has employment agreements with certain executive officers with terms of three years. These agreements provide for payment of amounts up to three times their annual compensation if there is a termination of their employment as a result of a change in control of the Company, as defined in the agreements. The maximum contingent liability under these agreements was $9.8 million at December 31, 2004.

Related Party Transactions

The Company has entered into various arrangements with its shareholders or their affiliates. Arrangements involving shareholders or their affiliates that beneficially own more than 5% of any class of the Company’s stock and in which total payments or receipts for these arrangements exceeded $60,000 are described below.

Agreements with Affiliates. The Company has arrangements with several of its shareholders for cell site leases, interconnection service agreements and agent sales agreements. During 2004, 2003 and 2002, the Company paid $1,259,834, $1,328,618, and $1,604,463, respectively, to related parties for these services net of amounts received from these shareholders for similar services provided by the Company. In addition, several of the Company’s shareholders are customers for its cellular and paging services and, in connection therewith, also purchase or lease cellular telephones and pagers from the Company. During 2004, 2003 and 2002, the Company received $310,485, $296,445, and $338,491, respectively, from related parties for these services.

Roaming Arrangements. The Company has roaming agreements with United States Cellular Corporation, a subsidiary of Telephone & Data Systems, Inc. Affiliates of Telephone & Data Systems, Inc. beneficially own, in the aggregate, more than 5% of the Company’s Class A and Class B Common Stock. Under the roaming agreements, the Company pays for service provided to its customers in areas served by United States Cellular Corporation and receives payment for service provided to customers of United States Cellular Corporation in the Company’s cellular service areas. RCC negotiated the rates of reimbursement with United States Cellular Corporation, and the rates reflect those charged by all carriers. During 2004, 2003, and 2002, charges to the Company for services provided by United States Cellular Corporation totaled $2,555,246, $1,923,274, and $2,136,134 and charges by the Company to United States Cellular Corporation totaled $4,123,699, $5,530,672, and $4,412,168, respectively.

Legal and Regulatory Matters

The Company is involved from time to time in routine legal matters and other claims incidental to the Company’s business. RCC believes that the resolution of such routine matters and other incidental claims, taking into account established reserves and insurance, will not have a material adverse impact on its consolidated financial position or results of operations.

Regulatory Matters. In the normal course of business, the Company is subject to various regulatory requirements associated with its networks related to E911 and CALEA. The Company currently does not meet all of the requirements imposed by regulatory agencies. In some cases, the Company has received a waiver from such requirements or is in the process of applying for a waiver. However, management does not believe such non-compliance will have a material adverse effect on the Company, although the ultimate outcome of these matters cannot be determined based on available information.

Leases

The Company leases office space, cellular towers (including land leases on which the Company’s owned towers reside), and real estate under noncancelable operating leases. These leases typically include renewal options and escalation clauses. Future minimum payments under these leases as of December 31, 2004 are as follows (in thousands):

Year	Amount
2005	$12,853
2006	10,168
2007	8,155
2008	6,177
2009	3,496
Thereafter	3,618

Total	$44,467

Under the terms of the lease agreements, the Company also is responsible for certain operating expenses and taxes. Total rent expense of $13.6 million, $10.6 million, and $9.7 million was charged to operations for the years ended December 31, 2004, 2003, and 2002, respectively.

For the Company’s leases, rent expense is recognized in accordance with FASB Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” using the straight-line method over the term of the leases.

The Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”), effective January 1, 2003. Pursuant to SFAS No. 143, the Company records the fair value of a legal liability for contractual obligations related to costs associated with removing equipment from cell sites that reside on leased property. This liability is reviewed and adjusted quarterly and is recorded in other long-term liabilities. The asset retirement obligation (“ARO”) liability totaled $984,924 and $975,223 at December 31, 2004 and 2003, respectively. There were no material additions, deletions or changes to the ARO liability during 2004, other than normal accretion expense.

Purchase Commitments

The Company has made commitments to its roaming partners and to equipment vendors to substantially complete its 2.5G networks by the end of 2005. Including the cost of the anticipated overlays, total capital expenditures for 2005 are expected to be approximately $100 million.

In 2003, the Company entered into a five-year $56.6 million purchase commitment with a vendor to install 2.5G network equipment, pursuant to which, through December 31, 2004, the Company had incurred $34.2 million in equipment purchases.

Off-Balance Sheet Financings and Liabilities

The Company does not have any off-balance sheet financing arrangements or liabilities. The Company does not have any majority-owned subsidiaries or any interests in, or relationships with, any material special-purpose entities that are not included in the consolidated financial statements.

10. Defined Contribution Plan:

The Company has a defined contribution savings and profit-sharing plan for employees who meet certain age and service requirements. Under the savings portion of the plan, employees may elect to contribute a percentage of their salaries to the plan, with the Company contributing a matching percentage of the employees’ contributions. Under the profit-sharing portion of the plan, the Company contributes a percentage of employees’ salaries. Contributions charged to operations for the years ended December 31, 2004, 2003, and 2002 were $781,000, $599,000, and $570,000, respectively. The percentages the Company matches under the savings portion of the plan and contributes under the profit-sharing portion of the plan are determined annually by the Company’s Board of Directors.

11. Supplemental Cash Flow Information (in thousands):

	Years ended December 31,
	2004	2003	2002
Cash paid for:
Interest, net of amounts capitalized	$101,405	$86,801	$86,775
Noncash financing transactions:
Preferred stock dividends.	$12,915	$38,877	$60,556

12. Quarterly Results of Operations (Unaudited):

Certain unaudited quarterly results for 2004 and 2003 are set forth below (in thousands, except per share data):

	2004 Quarter Ended				2003 Quarter Ended
	Mar	Jun	Sep	Dec	Mar	Jun	Sep	Dec
Revenue:
Service	$88,585	$94,979	$97,093	$96,562	$80,923	$90,904	$92,530	$90,681
Roaming	25,740	26,266	29,739	23,759	29,062	31,789	37,598	33,447
Equipment	5,523	5,338	5,589	5,644	3,876	4,427	6,462	5,690

Total Revenue	$119,848	$126,583	$132,421	$125,965	$113,861	$127,120	$136,590	$129,818
Operating income (loss)	$38,831	$38,291	$40,156	$(15,565)	$31,101	$41,232	$7,005	$43,912
Net income (loss)	$(15,348)	$6,597	$5,437	$(55,627)	$5,708	$16,991	$(38,121)	$4,217
Net income (loss) applicable to common shares	$(18,482)	$3,403	$2,184	$(58,961)	$(10,465)	$382	$(41,140)	$1,141
Net income (loss) per basic share	$(1.51)	$0.28	$0.18	$(4.81)	$(0.87)	$0.03	$(3.41)	$0.09
Net income (loss) per diluted share	$(1.51)	$0.27	$0.17	$(4.81)	$(0.87)	$0.03	$(3.41)	$0.09

13. Assets and Liabilities of Operations Held for Sale

On October 14, 2003, the Company entered into a definitive agreement with AT&T Wireless (“AWE”) to exchange certain wireless properties. This transaction closed on March 1, 2004. Under the agreement, the Company transferred to AWE its operations in Oregon RSA 4, covering 226,000 POPs and including 37 cell sites and approximately 35,000 customers as of December 31, 2003. RCC received from AWE operations in Alabama and Mississippi covering 754,000 total POPs, 545,000 incremental POPs, 96 cell sites and approximately 14,000 customers as of December 31, 2003. In addition, RCC received from AWE unbuilt PCS licenses covering portions of RCC’s South, Midwest, and Northwest regions that incorporate 2.4 million total POPs and 1.3 million incremental POPs. RCC also received $13.5 million in cash, which was used to pay amounts outstanding under the Company’s former credit agreement.

The acquisition of licenses in the exchange was accounted for as a purchase by the Company and the transfer of the properties by the Company to AWE was accounted for as a sale. The Company’s consolidated balance sheet as of December 31, 2003 reflects the assets and liabilities transferred as assets and liabilities of operations held for sale in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The results of operations of the markets transferred were included in continuing operations through March 1, 2004. In connection with the property exchange with AWE, the Company recorded a noncash impairment charge on assets held for sale of $42.2 million (included in operating expenses) in the third quarter of 2003, pursuant to SFAS No. 144. The final purchase price allocation was completed using the purchase method of accounting during the fourth quarter of 2004.

14. Guarantor/Non-Guarantor Condensed Consolidating Financial Information

RCC’s obligations under the Senior Secured Floating Rate Notes due 2010 and 8 1/4% Senior Secured Notes due 2012 are senior secured obligations and are fully and unconditionally guaranteed on a senior, secured, second-priority basis by certain of its subsidiaries. Wireless Alliance, LLC is not a guarantor of the notes.

The Company accounts for its investment in subsidiaries using the equity method for purposes of the supplemental consolidating presentation. The principal eliminating entries eliminate investments in subsidiaries and inter-company balances and transactions. For financial reporting purposes, each subsidiary computes income tax expense (benefit), income taxes payable, and deferred income taxes on a separate company basis as if they filed separate federal and state income tax returns. The differences between the separate company basis and consolidated income taxes is then adjusted in the elimination column of the condensed consolidating financial information.

The financial accounting records of RGI Group, Inc. (“RGI”), a guarantor subsidiary, are not maintained on a stand-alone basis and, accordingly, are included in the parent company financial presentation. RGI’s assets were approximately $7 million and $6 million as of December 31, 2004 and 2003, respectively.

The following consolidating financial information as of the dates and for the periods indicated of Rural Cellular Corporation (the Parent), its guarantor subsidiaries, and its non-guarantor subsidiaries reflects all inter-company revenue and expense.

Balance Sheet Information as of December 31, 2004 (in thousands, except per share data):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$84,068	$1,253	$18	$—	$85,339
Accounts receivable, less allowance for doubtful accounts	17,047	43,252	2,250	—	62,549
Inventories	1,905	5,435	318	—	7,658
Other current assets	1,669	2,425	81	—	4,175

Total current assets	104,689	52,365	2,667	—	159,721

PROPERTY AND EQUIPMENT, net	61,016	203,148	11,969	—	276,133

LICENSES AND OTHER ASSETS:
Licenses, net	—	539,834	8,679	—	548,513
Goodwill, net	3,149	345,533	—	—	348,682
Customer lists, net	1,268	46,600	—	—	47,868
Deferred debt issuance costs, net	30,228	—	—	—	30,228
Investment in consolidated subsidiaries	1,102,255	—	—	(1,102,255)	—
Other assets, net	3,453	10,245	2,518	(9,911)	6,305

Total licenses and other assets	1,140,353	942,212	11,197	(1,112,166)	981,596

	$1,306,058	$1,197,725	$25,833	$(1,112,166)	$1,417,450

CURRENT LIABILITIES:
Accounts payable	$22,609	$28,991	$865	$—	$52,465
Current portion of long-term debt	81	—	—	—	81
Advance billings and customer deposits	2,147	8,619	310	—	11,076
Accrued interest	41,112	—	—	—	41,112
Other accrued expenses	34,442	49,248	42	(74,053)	9,679

Total current liabilities	100,391	86,858	1,217	(74,053)	114,413
LONG-TERM LIABILITIES	1,718,256	1,852,703	41,025	(1,878,905)	1,733,079

Total liabilities	1,818,647	1,939,561	42,242	(1,952,958)	1,847,492

REDEEMABLE PREFERRED STOCK	166,296	—	—	—	166,296
SHAREHOLDERS’ EQUITY (DEFICIT):

Class A common stock; $.01 par value; 200,000 shares authorized, 11,836 issued	118	918	—	(918)	118
Class B common stock; $.01 par value; 10,000 shares authorized, 539 issued	5	—	—	—	5

Additional paid-in capital	193,347	349	31,679	(32,028)	193,347

Accumulated earnings (deficit)	(873,993)	(743,103)	(48,088)	873,738	(791,446)

Unearned compensation	(698)	—	—	—	(698)

Accumulated other comprehensive income.	2,336	—	—	—	2,336

Total shareholders’ equity (deficit)	(678,885)	(741,836)	(16,409)	840,792	(596,338)

	$1,306,058	$1,197,725	$25,833	$(1,112,166)	$1,417,450

Statement of Operations information for the year ended December 31, 2004 (in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUE:
Service	$86,138	$282,453	$8,944	$(316)	$377,219
Roaming	15,555	82,727	7,230	(8)	105,504
Equipment	5,667	15,652	775	—	22,094

Total revenue	107,360	380,832	16,949	(324)	504,817

OPERATING EXPENSES:

Network costs, excluding depreciation	18,298	82,602	3,435	(264)	104,071
Cost of equipment sales	8,671	30,627	1,074	—	40,372
Selling, general and administrative	33,657	96,341	5,232	(60)	135,170
Depreciation and amortization	15,630	57,188	3,537	—	76,355
Impairment of assets	—	47,136	—	—	47,136

Total operating expenses	76,256	313,894	13,278	(324)	403,104

OPERATING INCOME	31,104	66,938	3,671	—	101,713

OTHER INCOME (EXPENSE):

Interest expense	(163,870)	(166,004)	(2,438)	168,335	(163,977)
Interest and dividend income	170,044	18	—	(168,335)	1,727
Inter-company charges	(26,971)	26,971	—	—	—
Equity in subsidiaries	(84,655)	—	—	84,652	(3)
Other	(6)	(67)	—	—	(73)

Other expense, net	(105,458)	(139,082)	(2,438)	84,652	(162,326)

NET INCOME (LOSS) BEFORE INCOME TAXES	(74,354)	(72,144)	1,233	84,652	(60,613)

INCOME TAX PROVISION (BENEFIT)	—	13,742	—	(15,414)	(1,672)

NET INCOME (LOSS)	(74,354)	(85,886)	1,233	100,066	(58,941)

PREFERRED STOCK DIVIDEND	(12,915)	—	—	—	(12,915)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(87,269)	$(85,886)	$1,233	$100,066	$(71,856)

Statements of cash flows information for the year ended December 31, 2004 (in thousands):

		Guarantor	Non Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(74,354)	$(85,886)	$1,233	$100,066	$(58,941)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	15,630	57,188	3,537	—	76,355
Loss on write-off of debt and preferred stock issuance costs	12,605	—	—	—	12,605
Mark-to-market adjustments – financial instruments	4,339	—	—	—	4,339
Gain on redemption of preferred stock	(22,573)	—	—	—	(22,573)
Non-cash preferred stock dividends	28,626	—	—	—	28,626
Impairment of assets	—	47,136	—	—	47,136
Deferred income taxes	—	13,741	—	(15,413)	(1,672)
Other	5,635	2,143	(44)	—	7,734
Change in other operating elements:
Accounts receivable	2,425	(3,690)	(556)	—	(1,821)
Inventories	(131)	704	(26)	—	547
Other current assets	600	(511)	—	—	89
Accounts payable	(4,877)	11,276	(246)	—	6,153
Advance billings and customer deposits	(115)	558	39	—	482
Accrued preferred stock dividends	26,747	—	—	—	26,747
Accrued interest	6,598	—	—	—	6,598
Other accrued expenses	(1,376)	(680)	(71)	—	(2,127)

Net cash provided by (used in) operating activities	(221)	41,979	3,866	84,653	130,277

INVESTING ACTIVITIES:
Purchases of property and equipment, net	(24,768)	(66,956)	(2,693)	—	(94,417)
Purchases of wireless properties, net	—	(725)	—	—	(725)
Net proceeds from property exchange	—	13,567	—	—	13,567
Proceeds from sale of property and equipment	25	67	—	—	92
Other	231	(207)	—	—	24

Net cash used in investing activities	(24,512)	(54,254)	(2,693)	—	(81,459)

FINANCING ACTIVITIES:
Change in parent company receivable and payable	73,564	12,262	(1,173)	(84,653)	—
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	188	—	—	—	188
Repayments of long-term debt under the credit agreement	(525,724)	—	—	—	(525,724)
Proceeds from issuance of 8 1/4% senior secured notes	350,000	—	—	—	350,000
Proceeds from issuance of floating rate senior secured notes	160,000	—	—	—	160,000
Redemption of preferred stock	(68,351)	—	—	—	(68,351)
Payments to settle interest rate swaps	(7,645)	—	—	—	(7,645)
Payments of debt issuance costs	(14,293)	—	—	—	(14,293)
Other	(201)	—	—	—	(201)

Net cash (used in) provided by financing activities	(32,462)	12,262	(1,173)	(84,653)	(106,026)

NET DECREASE IN CASH	(57,195)	(13)	—	—	(57,208)
CASH AND CASH EQUIVALENTS, at beginning of year	141,263	1,266	18	—	142,547

CASH AND CASH EQUIVALENTS, at end of year	$84,068	$1,253	$18	$—	$85,339

Balance Sheet Information as of December 31, 2003 (In thousands, except per share data):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CURRENT ASSETS:
Cash and cash equivalents	$141,263	$1,266	$18	$—	$142,547
Accounts receivable, less allowance for doubtful accounts	19,472	36,577	1,694	—	57,743
Inventories	1,774	5,971	292	—	8,037
Other current assets	2,269	1,909	81	—	4,259
Assets of operations held for sale	—	3,189	—	—	3,189

Total current assets	164,778	48,912	2,085	—	215,775

PROPERTY AND EQUIPMENT, net	54,543	159,193	12,466	—	226,202
LICENSES AND OTHER ASSETS:
Licenses, net	8,656	545,948	8,679	—	563,283
Goodwill, net	3,262	357,534	—	—	360,796
Customer lists, net	1,578	62,997	—	—	64,575
Deferred debt issuance costs, net	34,479	—	—	—	34,479
Long-term assets of operations held for sale	—	50,153	—	—	50,153
Investments in consolidated subsidiaries	1,165,135	1,354	—	(1,166,489)	—
Other assets, less accumulated amortization	2,864	21,063	2,819	(20,951)	5,795

Total licenses and other assets	1,215,974	1,039,049	11,498	(1,187,440)	1,079,081

	$1,435,295	$1,247,154	$26,049	$(1,187,440)	$1,521,058

CURRENT LIABILITIES:
Accounts payable	$28,076	$16,621	$1,111	$—	$45,808
Current portion of long-term debt	27,262	—	—	—	27,262
Advance billings and customer deposits	2,262	7,921	271	—	10,454
Accrued interest	34,084	—	—	—	34,084
Other accrued expenses	33,607	32,872	113	(55,316)	11,276
Liabilities of operations held for sale	—	756	—	—	756

Total current liabilities	125,291	58,170	1,495	(55,316)	129,640
LONG-TERM LIABILITIES	1,750,587	1,844,934	42,196	(1,872,850)	1,764,867

Total liabilities	1,875,878	1,903,104	43,691	(1,928,166)	1,894,507

REDEEMABLE PREFERRED STOCK	153,381	—	—	—	153,381
SHAREHOLDERS’ DEFICIT:
Class A common stock; $.01 par value; 200,000 shares authorized, 11,522 issued	115	918	—	(918)	115
Class B common stock; $.01 par value; 10,000 shares authorized, 552 issued	6	—	—	—	6
Additional paid-in capital	192,423	349	31,679	(32,028)	192,423
Accumulated earnings (deficit)	(786,724)	(657,217)	(49,321)	773,672	(719,590)
Accumulated other comprehensive income	216	—	—	—	216

Total shareholders’ equity (deficit)	(593,964)	(655,950)	(17,642)	740,726	(526,830)

	$1,435,295	$1,247,154	$26,049	$(1,187,440)	$1,521,058

Statement of Operations information for the year ended December 31, 2003 (In thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUE:
Service	$71,073	$275,224	$8,893	$(152)	$355,038
Roaming	15,410	112,300	4,199	(13)	131,896
Equipment	4,433	15,101	921	—	20,455

Total revenue	90,916	402,625	14,013	(165)	507,389

OPERATING EXPENSES:
Network costs, excluding depreciation	16,922	76,037	3,275	(165)	96,069
Cost of equipment sales	6,661	29,548	1,427	—	37,636
Selling, general and administrative	30,670	95,564	5,527	—	131,761
Depreciation and amortization	15,290	57,868	3,271	—	76,429
Loss on assets held for sale	—	42,244	—	—	42,244

Total operating expenses	69,543	301,261	13,500	(165)	384,139

OPERATING INCOME	21,373	101,364	513	—	123,250

OTHER INCOME (EXPENSE):
Interest expense	(135,590)	(143,975)	(2,330)	145,633	(136,262)
Interest and dividend income	146,522	25	2	(145,633)	916
Inter-company charges	(15,815)	16,297	(482)	—	—
Equity in subsidiaries	(50,972)	—	—	50,972	—
Other	998	(107)	—	—	891

Other expense, net	(54,857)	(127,760)	(2,810)	50,972	(134,455)

NET INCOME (LOSS) BEFORE INCOME TAXES	(33,484)	(26,396)	(2,297)	50,972	(11,205)

INCOME TAX PROVISION (BENEFIT)	14,308	22,279	—	(36,587)	—
NET INCOME (LOSS)	(47,792)	(48,675)	(2,297)	87,559	(11,205)

PREFERRED STOCK DIVIDEND	(38,877)	—	—	—	(38,877)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(86,669)	$(48,675)	$(2,297)	$87,559	$(50,082)

Statement of Cash Flows Information for the Year Ended December 31, 2003 (In thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

OPERATING ACTIVITIES:
Net income (loss)	$(47,792)	$(48,675)	$(2,297)	$87,559	$(11,205)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	15,290	57,868	3,271	—	76,429
Loss on write-off of debt and preferred stock issuance costs	6,134	—	—	—	6,134
Mark-to-market adjustments-financial instruments	(2,225)	—	—	—	(2,225)
Non-cash preferred stock dividends	13,074	—	—	—	13,074
Deferred income taxes	14,308	22,279	—	(36,587)	—
Impairment of assets	—	42,244	—	—	42,244
Other	3,596	401	16	—	4,013
Change in other operating elements:
Accounts receivable	(6,483)	(7,597)	(206)	—	(14,286)
Inventories	(889)	(704)	12	—	(1,581)
Other current assets	(1,249)	174	(1)	—	(1,076)
Accounts payable	4,428	248	2	—	4,678
Advance billings and customer deposits	(219)	729	(364)	—	146
Accrued preferred stock dividends	14,899	—	—	—	14,899
Accrued interest	12,188	—	—	—	12,188
Other accrued expenses	1,578	(338)	(151)	—	1,089

Net cash provided by operating activities	26,638	66,629	282	50,972	144,521

INVESTING ACTIVITIES:
Purchases of property and equipment	(17,496)	(33,625)	(2,583)	—	(53,704)
Proceeds from sale of property and equipment	121	503	—	—	624
Purchase of wireless properties	—	(7,200)	—	—	(7,200)
Other	(176)	2	—	—	(174)

Net cash used in investing activities	(17,551)	(40,320)	(2,583)	—	(60,454)

FINANCING ACTIVITIES:
Change in parent company receivable and payable	68,722	(20,035)	2,285	(50,972)	—
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	131	—	—	—	131
Proceeds from issuance of long-term debt under the credit agreement	120,000	—	—	—	120,000
Repayments of long-term debt under the credit agreement	(388,128)	(6,500)	—	—	(394,628)
Proceeds from issuance of 9 7/8% senior secured notes	325,000	—	—	—	325,000
Repayment of swaption	(34,184)	—	—	—	(34,184)
Proceeds from unwinding derivative hedge agreements	2,632	—	—	—	2,632
Payments of debt issuance costs	(13,374)	—	—	—	(13,374)
Other	(885)	—	—	—	(885)

Net cash provided by (used in) financing activities	79,914	(26,535)	2,285	(50,972)	4,692

NET (DECREASE) INCREASE IN CASH	89,001	(226)	(16)	—	88,759
CASH AND CASH EQUIVALENTS, at beginning of year	52,262	1,492	34	—	53,788

CASH AND CASH EQUIVALENTS, at end of year	$141,263	$1,266	$18	$—	$142,547

Statement of Operations Information for the Year Ended December 31, 2002 (In thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUE:
Service	$65,518	$245,973	$8,618	$(176)	$319,933
Roaming	19,471	99,385	3,875	(28)	122,703
Equipment	9,042	10,640	760	—	20,442

Total revenue	94,031	355,998	13,253	(204)	463,078

OPERATING EXPENSES:
Network costs, excluding depreciation	17,719	76,842	2,843	(204)	97,200
Cost of equipment sales	9,394	18,257	1,533	—	29,184
Selling, general and administrative	26,276	87,228	5,681	—	119,185
Depreciation and amortization	16,902	62,470	3,125	—	82,497

Total operating expenses	70,291	244,797	13,182	(204)	328,066

OPERATING INCOME	23,740	111,201	71	—	135,012

OTHER INCOME (EXPENSE):
Interest expense	(114,455)	(113,064)	(2,420)	115,461	(114,478)
Interest and dividend income	115,982	41	—	(115,461)	562
Inter-company charges	(18,409)	18,409	—	—	—
Equity in subsidiaries	(401,908)	—	—	401,904	(4)
Other	6	64	—	—	70

Other expense, net	(418,784)	(94,550)	(2,420)	401,904	(113,850)

NET INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE	(395,044)	16,651	(2,349)	401,904	21,162

INCOME TAX PROVISION (BENEFIT)	4,423	48,562	—	(52,985)	—

NET INCOME (LOSS) BEFORE CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE	(399,467)	(31,911)	(2,349)	454,889	21,162

CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	—	(367,644)	—	(49,420)	(417,064)

NET INCOME (LOSS)	(399,467)	(399,555)	(2,349)	405,469	(395,902)

PREFERRED STOCK DIVIDEND	(60,556)	—	—	—	(60,556)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(460,023)	$(399,555)	$(2,349)	$405,469	$(456,458)

Statement of Cash Flows Information for the Year Ended December 31, 2002 (In thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

OPERATING ACTIVITIES:
Net income (loss)	$(399,467)	$(399,555)	$(2,349)	$405,469	$(395,902)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	16,902	62,470	3,125	—	82,497
Loss on write-off of debt and preferred stock issuance costs	3,319	—	—	—	3,319
Mark-to-market adjustments-financial instruments	15,104	—	—	—	15,104
Cumulative change in accounting principle	—	367,644	—	49,420	417,064
Deferred income taxes	4,423	48,562		(52,985)	—
Other	2,327	882	—	—	3,209
Change in other operating elements:
Accounts receivable	826	(562)	(739)	—	(475)
Inventories	145	52	(204)	—	(7)
Other current assets	(110)	(677)	(22)	—	(809)
Accounts payable	6,859	(477)	84	—	6,466
Advance billings and customer deposits	405	388	319	—	1,112
Accrued interest	5,444	—	—	—	5,444
Other accrued expenses	1,018	257	25	—	1,300

Net cash used in (provided by) operating activities	(342,805)	78,984	239	401,904	138,322

INVESTING ACTIVITIES:
Purchases of property and equipment, net	(18,495)	(39,983)	(1,357)	—	(59,835)
Proceeds from sale of property and equipment	94	357	11	—	462
Proceeds from sale of other long-lived assets	650	—	—	—	650
Other	79	48	—	—	127

Net cash used in investing activities	(17,672)	(39,578)	(1,346)	—	(58,596)

FINANCING ACTIVITIES:
Change in parent company receivable and payable	439,583	(38,784)	1,105	(401,904)	—
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	331	—	—	—	331
Proceeds from issuance of long-term debt under the credit agreement	62,550	—	—	—	62,550
Repayments of long-term debt under the credit agreement	(380,207)	(1)	—	—	(380,208)
Proceeds from issuance of 9 3/4% senior secured notes	300,000	—	—	—	300,000
Payments of debt issuance costs	(10,322)	—	—	—	(10,322)
Other	(283)	(1)	—	—	(284)

Net cash (used in) provided by financing activities	411,652	(38,786)	1,105	(401,904)	(27,933)

NET (DECREASE) INCREASE IN CASH	51,175	620	(2)	—	51,793
CASH AND CASH EQUIVALENTS, at beginning of year	1,087	872	36	—	1,995

CASH AND CASH EQUIVALENTS, at end of year	$52,262	$1,492	$34	$—	$53,788

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
Schedule II — Valuation and Qualifying Accounts

Allowance for Doubtful Accounts:

	Years Ended December 31,
(in thousands)	2004	2003		2002
Balance, at beginning of year	$3,333	$3,096		$4,016
Additions charged to income	12,584	12,784		10,809
Write-offs, net of recoveries	(13,461)	(12,547)		(11,729)

Balance, at end of year	$2,456	$3,333	(1)	$3,096

(1)	Includes an allowance of $146,000 included within Assets of operations held for sale.

Included on the following pages are the financial statements for RCC Minnesota, Inc., a wholly-owned subsidiary of Rural Cellular Corporation. Rural Cellular Corporation is required to provide these financial statements under Regulation S-X Rule No. 3-16, “Financial Statements of Affiliates Whose Securities Collateralize an Issue Registered or Being Registered.” The securities of RCC Minnesota, Inc. collateralize RCC’s Senior Secured Floating Rate Notes due 2010 and 8 1/4% Senior Secured Notes due 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Rural Cellular Corporation and Subsidiaries
Alexandria, Minnesota

We have audited the accompanying balance sheets of RCC Minnesota, Inc. (“RCCM”), a wholly owned subsidiary of Rural Cellular Corporation (“RCC”), as of December 31, 2004 and 2003, and the related statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of RCCM’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of RCCM as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, on January 1, 2002, RCCM adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and changed its method of accounting for licenses.

The accompanying financial statements have been prepared from the separate records maintained by Rural Cellular Corporation and may not necessarily be indicative of the conditions that would have existed or the results of operations if RCCM had been operated as an unaffiliated company. Portions of certain income and expenses represent allocations made to and from RCCM, as discussed in Note 2 to the financial statements.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
March 11, 2005

RCC MINNESOTA, INC.
(A WHOLLY-OWNED SUBSIDIARY OF RURAL CELLULAR CORPORATION)

BALANCE SHEETS

	As of December 31,
	2004	2003
	(In thousands,
	except shares and per share data)
ASSETS
LICENSES AND OTHER ASSETS:
Licenses, net	$445,098	$356,075
License held for sale	—	34,175
Deferred tax asset	9,905	20,756

Total assets	$455,003	$411,006

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Inter-company taxes payable	$20,940	$18,740
LONG-TERM LIABILITIES:
Inter-company long-term debt	418,529	396,308

Total liabilities	439,469	415,048

SHAREHOLDERS’ EQUITY (DEFICIT):
Common stock; $0.01 par value; 200,000 shares authorized; 1,000 issued and outstanding	—	—
Additional paid-in capital	1	1
Accumulated equity (deficit)	15,533	(4,043)

Total shareholders’ equity (deficit)	15,534	(4,042)

	$455,003	$411,006

The accompanying notes are an integral part of these financial statements.

RCC MINNESOTA, INC.
(A WHOLLY-OWNED SUBSIDIARY OF RURAL CELLULAR CORPORATION)

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2004	2003	2002
(In thousands)
REVENUE:
License management revenue	$99,058	$108,349	$95,703

Total revenue	99,058	108,349	95,703

OPERATING EXPENSES:
Corporate management expense	3,775	3,714	2,907
Other operating	407	280	277
Impairment of assets	24,307	28,318	—

Total operating expenses	28,489	32,312	3,184

OPERATING INCOME	70,569	76,037	92,519

OTHER EXPENSE:
Inter-company interest	37,942	34,206	30,311

INCOME BEFORE INCOME TAX PROVISION AND CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE	32,627	41,831	62,208

INCOME TAX PROVISION	13,051	16,732	23,907

INCOME BEFORE CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE	19,576	25,099	38,301
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAXES	—	—	(79,171)

NET INCOME (LOSS)	$19,576	$25,099	$(40,870)

The accompanying notes are an integral part of these financial statements.

RCC MINNESOTA, INC.
(A WHOLLY-OWNED SUBSIDIARY OF RURAL CELLULAR CORPORATION)

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
For the years ended December 31, 2004, 2003, and 2002

	Additional	Accumulated	Total
	Paid-In	Earnings	Shareholders’
	Capital	(Deficit)	Equity (Deficit)
		(In thousands)
BALANCE, December 31, 2001	$1	$11,728	$11,729

Net loss	—	(40,870)	(40,870)

BALANCE, December 31, 2002.	1	(29,142)	(29,141)

Net income	—	25,099	25,099

BALANCE, December 31, 2003.	1	(4,043)	(4,042)

Net income	—	19,576	19,576

BALANCE, December 31, 2004.	$1	$15,533	$15,534

The accompanying notes are an integral part of these financial statements.

RCC MINNESOTA, INC.
(A WHOLLY-OWNED SUBSIDIARY OF RURAL CELLULAR CORPORATION)

STATEMENTS OF CASH FLOWS (1)

	Years ended December 31,
	2004	2003	2002
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$19,576	$25,099	$(40,870)
Adjustments to reconcile to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	—	79,171
Impairment of assets	24,307	28,318	—
Income taxes	13,051	16,732	23,907
Change in other current assets	—	—	23

Net cash provided by operating activities	56,934	70,149	62,231

INVESTING ACTIVITIES:
Assignment of licenses from wholly-owned subsidiaries of RCC	(98,804)	—	—
Acquisition of licenses	(14,526)	(7,200)	—
Disposition of licenses	34,175	—	—

Net cash used in investing activities	(79,155)	(7,200)	—

FINANCING ACTIVITIES:
Net change in inter-company long-term debt	22,221	(62,949)	(62,231)

Net cash provided by (used in) financing activities	22,221	(62,949)	(62,231)

NET (DECREASE) INCREASE IN CASH	—	—	—

CASH AND CASH EQUIVALENTS, at beginning of year	—	—	—

CASH AND CASH EQUIVALENTS, at end of year	$—	$—	$—

(1)	All transactions between RCC Minnesota, Inc. and the parent are transacted via intercompany note transactions. Cash is not held by RCC Minnesota, Inc. The activity herein reflects all such activity as if it were transacted in cash.

The accompanying notes are an integral part of these financial statements.

RCC MINNESOTA, INC.
(A WHOLLY-OWNED SUBSIDIARY OF RURAL CELLULAR CORPORATION)

NOTES TO FINANCIAL STATEMENTS

Background and Basis of Presentation:

RCC Licenses, Inc., a wholly-owned subsidiary of Rural Cellular Corporation (“RCC”), was incorporated in 1997. In July 1998, RCC Licenses, Inc. changed its name to RCC Minnesota, Inc. (“RCCM”). RCCM’s operations are subject to the applicable rules and regulations of the Federal Communications Commission (“FCC”). Since inception, this subsidiary has not engaged in any business activity other than acquiring and holding FCC licenses and conducting business activities incidental to holding and acquiring FCC licenses.

The financial statements of RCCM are presented to comply with the requirement under Rule 3-16 of Regulation S-X of the Securities and Exchange Commission to provide financial statements of affiliates whose securities collateralize registered securities if certain significance tests are met.

History of RCC Minnesota, Inc.

1) The following reflects the history of RCC Licenses, Inc. founded in 1997 and renamed RCC Minnesota, Inc. in 1998:

•	October 1997, RCC assigned its cellular licenses in its Midwest region to RCC Licenses, Inc.

•	July 1998, RCC Licenses, Inc. changed its name to RCC Minnesota, Inc.

•	December 2000, RGI Group, Inc., Western Maine Cellular, Inc., RCC Holdings, Inc., and MRCC, Inc., wholly-owned subsidiaries of RCC, assigned certain licenses to RCCM. Management agreements between RCCM and RCC operating subsidiaries commenced on December 1, 2000.

•	January 2001, Star Cellular, a wholly-owned subsidiary of RCC, was acquired by RCC and assigned certain licenses to RCCM.

•	February 2001, RCCM entered into an agreement to sell its 10MHz PCS licenses in its Northwest region.

•	October 2003, RCCM acquired 1900 MHz spectrum from AT&T Wireless Services, Inc. (“AWE”) and one of its affiliates.

•	March 2004, RCCM exchanged certain wireless properties with AWE. Under the agreement, RCCM sold to AWE its Oregon RSA 4 license. RCCM received from AWE licenses in Alabama and Mississippi. In addition, RCCM received from AWE unbuilt PCS licenses covering portions of RCC’s South, Midwest, and Northwest regions.

•	May 2004, RCC Holdings, a wholly-owned subsidiary of RCC, assigned licenses in its Alabama and Mississippi markets to RCCM.

•	November 2004, RCCM acquired additional 1900 MHz PCS licenses, which cover selected areas in its Midwest and Northwest regions.

Principles of Presentation

The financial statements include all of the accounts of RCC Minnesota, Inc., a wholly-owned, license-only subsidiary of Rural Cellular Corporation.

The financial information included herein may not necessarily be indicative of the financial position, results of operations or cash flows of RCCM in the future or what the financial position, results of operations or cash flows would have been if RCCM had been a separate, independent company during the periods presented.

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

2) Summary of Significant Accounting Policies:

Revenue Recognition — License management revenue

RCCM recognizes inter-company management revenue based upon agreements with RCC’s other operating subsidiaries, which have assigned all or a portion of their licenses to RCCM. This allocation is based on 85% of the respective subsidiary’s operating income (excluding impairment charges) relating to such assigned licenses.

Effective January 1, 2005, RCCM entered into new agreements with RCC’s other operating subsidiaries to amend the method used by RCCM to charge license management fees. Pursuant to the new agreements, RCCM will charge each of the other operating subsidiaries a fixed monthly amount for the use of the licenses based on a detailed transfer pricing analysis conducted by RCC.

Expense Recognition

Corporate management expense. RCCM recognizes an inter-company corporate management charge in accordance with an agreement with RCC’s other operating subsidiaries reflecting a proportionate share of RCC’s operating expenses. The allocation to RCCM is based on relative revenues.

Other operating expenses. RCCM recognizes other operating expenses, including costs directly related to legal and FCC license renewal fees.

Interest expense. In the year ended December 31, 2004, RCCM recognized inter-company interest expense using a rate equal to the weighted average rate of RCC’s total external debt, including preferred securities.

Income Tax Provision

The income and expenses of RCCM are included in the consolidated federal income tax return of Rural Cellular Corporation and Subsidiaries. Any tax benefit or provision generated by RCCM from such inclusion in Rural Cellular Corporation and Subsidiaries consolidated federal income tax return is accounted for in taxes payable and deferred tax accounts. For financial reporting purposes, the income tax provision or benefit of RCCM has been computed as if it had filed separate federal and state income tax returns.

RCCM uses the asset and liability approach to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in our tax provision in the period of change.

Licenses

RCCM holds licenses either granted to it by the FCC, received through acquisition, or assigned to it from Rural Cellular Corporation’s other subsidiaries. The valuation of RCCM’s licenses reflects their original acquisition cost adjusted by subsequent impairment adjustments as determined by the application of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets”(“SFAS No. 142”).

The changes in carrying amount of licenses are as follows (in thousands):

	Years Ended December 31,
	2004	2003
Beginning of year	$356,075	$411,368
Acquisitions	14,526	7,200
Impairment of assets	(24,307)	(28,318)
License held for sale	—	(34,175)
Assigned from RCC wholly-owned subsidiary	98,804	—

End of year	$445,098	$356,075

RCCM is a wholly-owned subsidiary of RCC and applies SFAS No. 142, in evaluating license impairment. Impairment tests for indefinite-lived intangible assets, consisting of FCC licenses, are required to be performed on an annual basis or on an interim basis if an event occurs or circumstances change that would indicate the asset might be impaired. In accordance with Emerging Issues Task Force (“EITF”) No. 02-7, Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, impairment tests for FCC licenses are performed on an aggregate basis by reporting unit. RCCM utilizes a fair value approach, incorporating discounted cash flows, to complete the test. This approach determines the fair value of the FCC licenses, using start-up model assumptions and, accordingly, incorporates cash flow assumptions regarding the investment in a network, the development of distribution channels, and other inputs for making the business operational. These inputs are included in determining free cash flows of the reporting unit, using assumptions of weighted average costs of capital and the long-term rate of growth for the reporting unit. RCCM believes that its estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. If any of the assumptions were to change, FCC licenses may become impaired.

RCC as a consolidated entity also tests for impairment as required under SFAS No. 142. This is done at the lowest reporting level for which identifiable cash flows exist. Under this guidance RCC has identified four separate reporting units. RCCM owns and manages the licenses used in the operation of these four reporting units. The testing required by SFAS No. 142 at the RCC level resulted in license impairments of $24.3 million for 2004, none for 2003 and $79.2 million for 2002 on licenses held by RCCM.

In connection with the property exchange with AWE, RCCM recorded a $28.3 million non-cash impairment charge on assets held for sale in the third quarter of 2003. (See Note 3)

Inter-company debt:

RCC funds RCCM through an inter-company note. The note balance adjusts as RCCM earns revenue and recognizes expense or as licenses are acquired or sold. Interest is computed monthly and is added to the note balance.

3) License Held for Sale:

License Held for Sale. In October 2003, RCC entered into a definitive agreement with AWE to exchange certain wireless properties. This transaction closed on March 1, 2004. Under the agreement, RCCM sold to AWE its license in Oregon RSA 4, covering 226,000 POPs. RCCM received from AWE licenses in Alabama and Mississippi covering 754,000 total POPs. In addition, RCCM received from AWE unbuilt PCS licenses covering portions of RCC’s South, Midwest, and Northwest regions that incorporate 1.1 million incremental POPs.

The exchange of licenses with AWE was accounted for as a purchase and a sale by RCCM. RCCM’s balance sheet as of December 31, 2003 reflects the licenses to be sold as licenses held for sale in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The results of operations of the licenses to be sold continued to be presented as continuing operations. In connection with this transaction, RCCM recorded an impairment charge on licenses held for sale of $28.3 million. Upon closing, no further charge to operations was taken and RCCM received licenses from AWE with a fair value of $13.8 million. The purchase price allocation has been completed using the purchase method under SFAS No. 141, “Business Combinations.”

4) Income Taxes:

RCCM’s reconciliation of income tax computed at the U.S. federal statutory rate to the income tax benefit recorded in its financial statements was as follows:

	Years Ended December 31,
	2004	2003	2002
Tax at statutory rate	35.0%	35.0%	35.0%
State taxes	5.0	5.0	3.4

	40.0%	40.0%	38.4%

The components of the RCCM’s current year income tax provision of $13.1 million consists of the following (in thousands):

	Years Ended December 31,
(in thousands)	2004	2003	2002
Current
Federal	$1,919	$13,703	$2,694
State	281	1,958	385

	2,200	15,661	3,079

Deferred
Federal	9,495	986	(26,333)
State	1,356	85	(2,257)

	10,851	1,071	(28,590)

Total	$13,051	$16,732	$(25,511)

The income tax effect of the items that create deferred income tax assets are as follows:

	As of December 31,
(in thousands)	2004	2003
Deferred income tax assets:
Intangible assets	$9,905	$20,756

Total deferred income tax assets	$9,905	$20,756

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

EXHIBIT INDEX

Exhibit No.	Document
3.1(a)	Articles of Incorporation	[1]
3.1(b)	Amendment to Articles of Incorporation effective March 24, 2000	[1]
3.2(a)	Amended and Restated Bylaws	[1]
3.2(b)	Amendment to Amended and Restated Bylaws effective March 22, 2000	[1]
4.1(a)	Indenture dated March 25, 2004, between Rural Cellular Corporation, as Issuer, and U.S. Bank National Association, as trustee, with respect to the senior secured notes, including the forms of Senior Secured Notes.	[2]
4.1(b)	Collateral Agreement dated as of March 25, 2004, made by Rural Cellular Corporation and each of its subsidiaries that are signatories in favor of U.S. Bank National Association, as Collateral Trustee.	[2]
4.2	Indenture dated August 1, 2003 between Rural Cellular Corporation, as Issuer, and U.S. Bank National Association, as Trustee, with respect to the 9 7/8% Senior Notes Due 2010, including the form of 9 7/8% Senior Notes Due 2010	[3]
4.3	Indenture dated January 16, 2002 between Rural Cellular Corporation, as Issuer, and Wells Fargo Bank Minnesota, N.A., as Trustee, with respect to the 9 3/4% Senior Subordinated Notes Due 2010, including form of 9 3/4% Senior Subordinated Notes Due 2010	[4]
4.4	Indenture dated May 14, 1998 between Rural Cellular Corporation, as Issuer, and Norwest Bank Minnesota, N.A., as Trustee, with respect to the 9 5/8% Senior Subordinated Notes Due 2008, including form of 9 5/8% Senior Subordinated Notes Due 2008	[5]
4.5	Certificate of Designation of 11 3/8% Senior Exchangeable Preferred Stock	[5]
4.6	Certificate of Designation of 12 1/4% Junior Exchangeable Preferred Stock	[1]
4.7(a)	Class A Share Rights Agreement dated April 30, 1999	[6]
4.7(b)	Amendment to the Class A Share Rights Agreement dated March 31, 2000	[7]
4.8(a)	Recapitalization Agreement dated October 31, 1999 by and between Rural Cellular Corporation and Telephone and Data Systems, Inc.	[8]
4.8(b)	First Amendment to Recapitalization Agreement dated October 31, 1999 by and between Rural Cellular Corporation and Telephone and Data Systems, Inc.	[8]
4.8(c)	Second Amendment to Recapitalization Agreement dated October 31, 1999 by and between Rural Cellular Corporation and Telephone and Data Systems, Inc.	[8]
4.8(d)	Registration Rights Agreement dated March 31, 2000 by and between Rural Cellular Corporation and Telephone and Data Systems, Inc.	[8]
4.8(e)	Certificate of Designation of Voting Power, Preferences and Relative Participating, Optional and Other Special Rights, Qualifications and Restrictions of Class T Convertible Preferred Stock of Rural Cellular Corporation	[8]
4.9(a)	Preferred Stock Purchase Agreement dated April 3, 2000 among Rural Cellular Corporation, Madison Dearborn Capital Partners III, L.P., Madison Dearborn Special Equity III, L.P., Special Advisors Fund I, LLC, Boston Ventures Limited Partnership V and Toronto Dominion Investment, Inc. (collectively “Class M Investors”)	[8]
4.9(b)	Certificate of Designation of Voting Power, Preferences and Relative Participating, Optional and Other Special Rights, Qualifications and Restrictions of Class M Redeemable Voting Convertible Preferred Stock of Rural Cellular Corporation	[8]
4.9(c)	Registration Rights Agreement dated April 3, 2000 among Rural Cellular Corporation and Class M Investors	[8]
10.1(a)	Credit Agreement dated as of March 25, 2004 among Rural Cellular Corporation, Lehman Commercial Paper, Inc., as Administrative Agent, and Bank of America, N.A., as Documentation Agent.	[2]
10.1(b)	Guarantee and Collateral Agreement dated as of March 25, 2004 among Rural Cellular Corporation, Lehman Commercial Paper Inc., as Administrative Agent, and Bank of America, N.A., as Documentation Agent.	[2]
10.1(c)	Intercreditor Agreement, dated as of March 25, 2004, among Lehman Commercial Paper Inc., as Senior Agent and Account Agent, U.S. Bank National Association, as Indenture Trustee and Collateral Trustee, Rural Cellular Corporation, a Minnesota corporation, and the Guarantors.	[2]
*10.2	1995 Stock Compensation Plan, as amended to date	[9]
*10.2(a)	Form of Restricted Stock Award Agreement pursuant to 1995 Stock Compensation Plan.
*10.3	Stock Option Plan for Nonemployee Directors, as amended to date	[10]
*10.4(a)	Employment Agreement with Richard P. Ekstrand effective January 22, 1999	[11]
*10.4(b)	Amendment to Employment Agreement with Richard P. Ekstrand effective January 1, 2001	[12]
*10.4(c)	Second Amendment to Employment Agreement with Richard P. Ekstrand effective July 24, 2001	[13]
*10.4(d)	Third Amendment to Employment Agreement with Richard P. Ekstrand effective August 23, 2001	[13]
*10.4(e)	Fourth Amendment to Employment Agreement with Richard P. Ekstrand effective February 27, 2003	***
*10.5(a)	Employment Agreement with Wesley E. Schultz effective January 22, 1999	[11]
*10.5(b)	Amendment to Employment Agreement with Wesley E. Schultz effective January 1, 2001	[12]
*10.5(c)	Second Amendment to Employment Agreement with Wesley E. Schultz effective July 24, 2001	[13]
*10.5(d)	Third Amendment to Employment Agreement with Wesley E. Schultz effective August 23, 2001	[13]
*10.6(a)	Employment Agreement with Ann K. Newhall effective February 6, 1999	[14]
*10.6(b)	Amendment to Employment Agreement with Ann K. Newhall effective January 1, 2001	[12]
*10.6(c)	Second Amendment to Employment Agreement with Ann K. Newhall effective July 24, 2001	[13]
*10.6(d)	Third Amendment to Employment Agreement with Ann K. Newhall effective August 23, 2001	[13]
*10.7(a)	Change of Control Agreement with David Del Zoppo effective January 2, 2001	[12]
*10.7(b)	Amendment to Change of Control Agreement with David Del Zoppo effective July 24, 2001	[13]
*10.8(a)	Key Employee Deferred Compensation Plan	[15]
*10.8(b)	Amendment to Key Employee Deferred Compensation Plan	[16]
*10.9	Management Incentive Plan	[17]
**10.10	CRM and Billing Managed Services Agreement dated February 5, 2004, between Rural Cellular Corporation and Amdocs Software Systems Limited.	[2]

Exhibit No.	Document
**10.11(a)	Master Purchase Agreement dated March 14, 2002 by and between Rural Cellular Corporation and Ericsson Inc.	[18]
**10.11(b)	Addendum dated August 4, 2003 to Master Purchase Agreement	[18]
**10.12(a)	Intercarrier Multi-Standard Roaming and Colocation Agreement by and between Cingular Wireless LLC and Rural Cellular Corporation effective June 6, 2003 (“Roaming Agreement”)	***
**10.12(b)	Amendment No. 1 to Roaming Agreement	***
21	Subsidiaries of Registrant	***
23.1	Consent of Deloitte & Touche LLP	***
23.2	Consent of Deloitte & Touche LLP	***
31.1	Section 302 Certification Sarbanes-Oxley Act of 2002	***
31.2	Section 302 Certification Sarbanes-Oxley Act of 2002	***
32.1	Certification of principal executive officer and principal financial officer	***

[1]	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
[2]	Filed as an exhibit to Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.
[3]	Filed with Report on Form 10-Q for quarter ended June 30, 2003, and incorporated herein by reference
[4]	Filed as an Exhibit to Report on Form 10-K for year ended December 31, 2001, and incorporated herein by reference
[5]	Filed as an exhibit to Registration Statement on Form S-4 (SEC No. 333-57677), filed June 25, 1998, and incorporated herein by reference.
[6]	Filed as an exhibit to Registration Statement on Form 8-A filed May 19, 1999 and incorporated herein by reference.
[7]	Filed as an exhibit to Registration Statement on Form 8-A/A-1 filed April 18, 2000 and incorporated herein by reference.
[8]	Filed as an exhibit to Report on Form 8-K dated April 1, 2000 and incorporated herein by reference.
[9]	Filed with definitive Proxy Statement for 2000 Annual Meeting on April 7, 2000 and incorporated herein by reference.
[10]	Filed with definitive Proxy Statement for 2002 Annual Meeting on April 8, 2002 and incorporated herein by reference.
[11]	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.
[12]	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.
[13]	Filed as an exhibit to Report on Form 10-Q/A for the quarter ended September 30, 2001, and incorporated herein by reference.
[14]	Filed as an exhibit to Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.
[15]	Filed as an exhibit to Report on Form 10-Q/A for the quarter ended June 30, 2001, and incorporated herein by reference.
[16]	Filed as an exhibit to Report on Form 10-K for year ended December 31, 2002, and incorporated herein by reference
[17]	Filed with definitive Proxy Statement for 2001 Annual Meeting on April 9, 2001, and incorporated herein by reference.
[18]	Filed as an exhibit to Report on Form 10-K/A for the year ended December 31, 2003, and incorporated herein by reference.
*	Management contract or compensation plan or arrangement required to be filed as an exhibit to this Form.
**	Portions of this exhibit have been omitted and filed separately with the Secretary of the Securities and Exchange Commission pursuant to Registrant’s request for confidential treatment of such information under Rule 24b-2 of the Securities Exchange Act of 1934.
***	Filed herewith.