Form 10-Q
period 2005-03-31
RURAL CELLULAR CORP
filed 2005-05-10
CIK 869561

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2005.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES ☑  NO ☐

     Number of shares of common stock outstanding as of the close of business on April 28, 2005.

Class A	11,935,602
Class B	539,291

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

	March 31,	December 31,
(In Thousands)	2005	2004
CURRENT ASSETS:
Cash and cash equivalents	$46,367	$85,339
Accounts receivable, less allowance for doubtful accounts of $2,645 and $2,456	57,925	62,549
Inventories	12,544	7,658
Other current assets	3,307	4,175

Total current assets	120,143	159,721

PROPERTY AND EQUIPMENT, net	283,877	276,133

LICENSES AND OTHER ASSETS:
Licenses, net	548,513	548,513
Goodwill, net	348,684	348,682
Customer lists, net	43,226	47,868
Deferred debt issuance costs, net	28,860	30,228
Other assets, net	6,260	6,305

Total licenses and other assets	975,543	981,596

	$1,379,563	$1,417,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ DEFICIT
(Unaudited)

	March 31,	December 31,
(In thousands, except per share data)	2005	2004
CURRENT LIABILITIES:
Accounts payable	$38,523	$52,465
Current portion of long-term debt	59	81
Advance billings and customer deposits	11,044	11,076
Accrued interest	21,719	41,112
Other accrued expenses	9,929	9,679

Total current liabilities	81,274	114,413
LONG-TERM LIABILITIES	1,746,560	1,733,079

Total liabilities	1,827,834	1,847,492

REDEEMABLE PREFERRED STOCK	169,630	166,296

SHAREHOLDERS’ DEFICIT:
Class A common stock; $.01 par value; 200,000 shares authorized, 11,936 and 11,836 outstanding	119	118
Class B common stock; $.01 par value; 10,000 shares authorized, 540 and 540 outstanding	5	5
Additional paid-in capital	193,774	193,347
Accumulated deficit	(813,250)	(791,446)
Unearned compensation	(713)	(698)
Accumulated other comprehensive income	2,164	2,336

Total shareholders’ deficit	(617,901)	(596,338)

	$1,379,563	$1,417,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended March 31,
(In thousands, except per share data)	2005	2004
REVENUE:
Service	$94,695	$88,585
Roaming	19,622	25,740
Equipment	9,054	5,523

Total revenue	123,371	119,848

OPERATING EXPENSES:
Network costs, excluding depreciation	26,722	23,501
Cost of equipment sales	14,378	9,966
Selling, general and administrative	35,490	30,406
Depreciation and amortization	22,967	17,144

Total operating expenses	99,557	81,017

OPERATING INCOME	23,814	38,831

OTHER INCOME (EXPENSE):
Interest expense	(42,707)	(54,789)
Interest and dividend income	338	618
Other	(19)	(8)

Other expense, net	(42,388)	(54,179)

LOSS BEFORE INCOME TAX BENEFIT	(18,574)	(15,348)

INCOME TAX BENEFIT	(105)	—

NET LOSS	(18,469)	(15,348)

PREFERRED STOCK DIVIDEND	(3,335)	(3,134)

LOSS APPLICABLE TO COMMON SHARES	$(21,804)	$(18,482)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES USED TO COMPUTE LOSS PER SHARE:	12,316	12,206

NET LOSS PER BASIC AND DILUTED SHARES	$(1.77)	$(1.51)

COMPREHENSIVE LOSS:
NET LOSS APPLICABLE TO COMMON SHARES	$(21,804)	$(18,482)
Adjustments – derivative financial instruments	(172)	2,635

TOTAL COMPREHENSIVE LOSS	$(21,976)	$(15,847)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
(In Thousands)	2005	2004
OPERATING ACTIVITIES:
Net loss	$(18,469)	$(15,348)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	22,967	17,144
Loss on write-off of debt	—	11,815
Mark-to-market adjustments – financial instruments	—	4,339
Gain on redemption of preferred stock	—	(3,198)
Non-cash preferred stock dividends	7,711	6,837
Deferred income taxes	(105)	—
Other	1,331	1,513
Change in other operating elements:
Accounts receivable	4,624	5,041
Inventories	(4,886)	925
Other current assets	868	1,291
Accounts payable	(13,942)	(1,148)
Advance billings and customer deposits	(32)	573
Accrued preferred stock dividends	5,944	7,769
Accrued interest	(19,508)	(14,235)
Other accrued expenses	250	(3,151)

Net cash (used in) provided by operating activities	(13,247)	20,167

INVESTING ACTIVITIES:
Purchases of property and equipment	(26,056)	(13,701)
Net proceeds from property exchange	—	13,623
Proceeds from sale of property and equipment	63	32
Other	(69)	—

Net cash used in investing activities	(26,062)	(46)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	380	155
Repayments of long-term debt under the credit agreement	—	(525,725)
Proceeds from issuance of 8 1/4% senior secured notes	—	350,000
Proceeds from issuance of floating rate senior secured notes	—	160,000
Redemption of preferred stock	—	(13,350)
Payments to settle interest rate swaps	—	(7,645)
Payments of debt issuance costs	—	(12,747)
Other	(43)	(54)

Net cash provided by (used in) financing activities	337	(49,366)

NET DECREASE IN CASH	(38,972)	(29,245)
CASH AND CASH EQUIVALENTS, at beginning of year	85,339	142,547

CASH AND CASH EQUIVALENTS, at end of period	$46,367	$113,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1) BASIS OF PRESENTATION:

Throughout this document, Rural Cellular Corporation and its subsidiaries are referred to as “RCC,” “we,” “our,” or “us.”

The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2005 and 2004 have been prepared by management. In the opinion of management, only normal recurring adjustments necessary to fairly present the financial position, results of operations, and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the operating results for the full fiscal year or for any other interim periods.

2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

For a detailed discussion of our significant accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material changes in the application of our significant accounting policies. Applications of these policies in preparing the first quarter 10-Q require that estimates be made by management to fairly present the financial position of RCC.

3) ACCOUNTING FOR STOCK OPTIONS:

We account for stock option plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation expense is recognized. The following schedule shows our net loss and net loss per share for the three months ended March 31, 2005 and 2004, had compensation expense been determined consistent with the SFAS No. 123, “Accounting for Stock-Based Compensation.” The pro forma information presented below is based on several assumptions and should not be viewed as indicative of future periods.

	Three months ended
	March 31,
(in thousands, except for per share data)	2005	2004
Net loss applicable to common shares:
As reported	$(21,804)	$(18,482)
Fair value compensation expense	(607)	(727)

Pro forma	$(22,411)	$(19,209)

Net loss per basic and diluted share:
As reported	$(1.77)	$(1.51)
Fair value compensation expense	(.05)	(0.06)

Pro forma	$(1.82)	$(1.57)

4) LICENSES AND OTHER INTANGIBLE ASSETS:

Licenses consist of the value assigned to our personal communications services (“PCS”) licenses and cellular licenses. Other intangibles, resulting primarily from acquisitions, include the value assigned to customer lists and goodwill. Amortization is computed using the straight-line method based on the estimated useful life of the asset. Customer lists are the only intangible asset with a definitive useful life; all others are considered to have indefinite useful lives.

Customer list amortization expense for the three months ended March 31, 2005 and 2004 was approximately $4.6 million. Annual customer list amortization expense is estimated to be approximately $18.5 million for the years ending December 31, 2005 and 2006, $8.4 million in 2007 and $2.5 million in 2008.

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

In accordance with Emerging Issues Task Force (“EITF”) No. 02-7 (“EITF 02-7”), Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, impairment tests for indefinite-lived intangible assets, including FCC licenses, are required to be performed on an annual basis or on an interim basis if an event occurs or circumstances change that would indicate the asset might be impaired. We utilize a fair value approach, incorporating discounted cash flows, to complete the test. This approach determines the fair value of the FCC licenses, using start-up model assumptions and, accordingly, incorporates cash flow assumptions regarding the investment in a network, the development of distribution channels, and other inputs for making the business operational. These inputs are included in determining free cash flows of the reporting unit, using assumptions of weighted average costs of capital and the long-term rate of growth for each reporting unit. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. If any of the assumptions were to change, FCC licenses may become impaired. There was no impairment charge in the three months ended March 31, 2005 or 2004 related to our assessment under SFAS No. 142.

Deferred Debt Issuance Costs

Deferred debt issuance costs relate to the credit agreement, senior secured notes, senior notes, senior subordinated notes and certain preferred stock issuances. These costs are being amortized over the respective instruments’ terms. If the related debt issuance is extinguished prior to maturity, the debt issuance costs are immediately expensed. We recorded within interest expense $11.8 million of deferred debt issuance costs related to debt extinguishment in the three months ended March 31, 2004. We did not incur costs related to debt extinguishment in the three months ended March 31, 2005.

5) LONG-TERM LIABILITIES:

We had the following long-term liabilities outstanding (in thousands):

	March 31,	December 31,
	2005	2004
8 1/4% senior secured notes	350,000	350,000
Floating rate senior secured notes	160,000	160,000
9 7/8% senior notes	325,000	325,000
9 3/4% senior subordinated notes	300,000	300,000
9 5/8% senior subordinated notes	125,000	125,000

11 3/8% senior exchangeable preferred stock	174,176	174,176
Accrued dividends on 11 3/8% senior exchangeable preferred stock	40,788	34,844
12 1/4% junior exchangeable preferred stock	255,558	247,984
Deferred tax liability	13,875	13,979
Other	2,163	2,096

Long-term liabilities	$1,746,560	$1,733,079

Credit Agreement – As of March 31, 2005, we had $60 million in undrawn availability under our revolving credit agreement at a rate of LIBOR plus 3.0%. The credit agreement is subject to various covenants, including the ratio of senior secured indebtedness to annualized operating cash flow (as defined in the credit agreement), the ratio of total indebtedness to annualized operating cash, and the ratio of annualized operating cash flow to interest expense. Although the credit agreement financial covenants are not applicable unless we draw against the credit facility, we were in compliance with all financial covenants at March 31, 2005.

Senior Secured Notes – In March 2004, we issued $160 million aggregate principal amount of senior secured floating rate notes due March 15, 2010 (“2010 notes”) and $350 million aggregate principal amount of 8 1/4% senior secured notes due March 15, 2012 (“2012 notes”). The effective interest rate on the 2010 notes was 7.51% at March 31, 2005. Interest on the 2010 notes is reset quarterly and payable on March 15, June 15, September 15, and December 15 of each year. Interest on the 2012 notes is payable on March 15 and September 15 of each year.

After March 15, 2006, we may redeem the 2010 notes, in whole or in part, at prices starting at 102.000% of the principal amount at March 15, 2006, and declining to 101.000% at March 15, 2007 and to 100.000% at March 15, 2008, plus accrued and unpaid interest to but excluding the date fixed for redemption. At any time, which may be more than once, before March 15, 2006, we can choose to redeem up to 35% of the 2010 notes with proceeds from certain equity offerings for 100% of the aggregate principal amount of the 2010 notes redeemed plus a premium equal to the interest rate per annum on the 2010 notes applicable on the date on which notice of redemption is given, plus accrued and unpaid interest to, but excluding, the date of redemption. At least 65% of the aggregate principal amount of the 2010 notes issued under the indenture must remain outstanding after the redemption.

After March 15, 2008, we may redeem the 2012 notes, in whole or in part, at prices starting at 104.125% of the principal amount at March 15, 2008, and declining to 102.063% at March 15, 2009 and 100.000% at March 15, 2010, plus accrued and unpaid interest to but excluding the date fixed for redemption. At any time, which may be more than once, before March 15, 2007, we can choose to redeem up to 35% of the 2012 notes with proceeds from certain equity offerings for 108.250% of the aggregate principal amount of the 2012 notes redeemed, plus accrued and unpaid interest to, but excluding, the date of redemption. At least 65% of the aggregate principal amount of the 2012 notes issued under the indenture must remain outstanding after the redemption.

9 7/8 % Senior Notes - In 2003, RCC issued $325 million principal amount of 9 7/8% senior notes due 2010. Interest is payable on February 1 and August 1 of each year. The notes will mature on February 1, 2010. After August 1, 2007, at our option, we may redeem the 9 7/8% notes at prices starting at 104.938% of the principal amount at August 1, 2007, declining to 102.469% at August 1, 2008 and 100% at August 1, 2009, plus accrued and unpaid interest to but excluding the date fixed for redemption. Prior to August 1, 2006, we may redeem up to 35% of the outstanding principal amount of the 9 7/8% notes at 109.875% of the principal amount plus accrued and unpaid interest to but excluding the date fixed for redemption with the net cash proceeds of certain equity offerings.

9 3/4 % Senior Subordinated Notes - In 2002, we issued $300 million principal amount of 9 3/4% senior subordinated notes due 2010. Interest on the 9 3/4% senior subordinated notes is payable semi-annually on January 15 and July 15. The 9 3/4% senior subordinated notes will mature on January 15, 2010. After January 15, 2006, at our option, we may redeem the 9 3/4% notes at prices starting at 104.875% of the principal amount at January 15, 2006, declining to 103.250%, 101.625%, and 100.000% at January 15, 2007, 2008, and 2009, respectively, plus accrued and unpaid interest to but excluding the date fixed for redemption.

9 5/8 % Senior Subordinated Notes - In 1998, RCC issued $125 million principal amount of 9 5/8% senior subordinated notes due 2008. Interest on the senior subordinated notes is payable semi-annually on May 15 and November 15. The senior subordinated notes will mature on May 15, 2008, and are redeemable, in whole or in part, at our option. We may redeem these notes at a rate of 101.604% of the principal amount at May 15, 2005, declining to 100.000% at May 15, 2006, plus accrued and unpaid interest to but excluding the date fixed for redemption.

11 3/8% Senior Exchangeable Preferred Stock – Due May 15, 2010. Dividends on the senior exchangeable preferred stock are cumulative, are payable quarterly, and were payable, until May 15, 2003, at our option either in cash or by the issuance of additional shares of senior exchangeable preferred stock having an aggregate liquidation preference equal to the amount of such dividends. We have not declared or paid the cash dividends due since August 2003.

We may redeem the senior exchangeable preferred stock, in whole or in part, at any time at a redemption price equal to 104.266% of the liquidation preference at May 15, 2004, declining to 102.844% at May 15, 2005, 101.422% at May 15, 2006, and 100.000% at May 15, 2007, plus accumulated and unpaid dividends, if any, to but excluding the redemption date. We have accrued the undeclared dividends by increasing the carrying amount of the senior exchangeable preferred stock. At March 31, 2005, RCC had accrued $40.8 million in undeclared dividends with respect to our senior exchangeable preferred stock, which will be payable at the senior preferred mandatory redemption date, if not sooner declared and paid.

Because we have failed to pay at least six quarterly dividends on our senior exchangeable preferred stock, the holders of senior exchangeable preferred stock have the right to elect the lesser of two directors or the number of directors constituting 25% of the members of our board, if they so choose, by following the procedures set forth in the certificate of designation. We anticipate that two directors will be elected by the holders of the senior exchangeable preferred stock at the upcoming annual meeting on May 24, 2005.

Gain on redemption of preferred stock. During the three months ended March 31, 2005, we did not repurchase any of our senior exchangeable preferred stock. During the three months ended March 31, 2004, we repurchased 15,000 shares of 11 3/8% senior exchangeable preferred stock for $13.4 million. These shares had accrued $1.5 million in unpaid dividends. This repurchase resulted in a gain on redemption of $3.2 million.

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

We may redeem the junior exchangeable preferred stock, in whole or in part, at any time, at a redemption price equal to 106.125% of the liquidation preference at February 15, 2005, declining to 104.594% at February 15, 2006, 103.063% at February 15, 2007, 101.531% at February 15, 2008, and 100.000% at February 15, 2009, plus accumulated and unpaid dividends, if any, to but excluding the redemption date.

The shares of senior and junior exchangeable preferred stock are non-voting, except as otherwise required by law and as provided in their respective Certificates of Designation. Each Certificate of Designation provides that at any time dividends on the outstanding exchangeable preferred stock are in arrears and unpaid for six or more quarterly dividend periods (whether or not consecutive), the holders of a majority of the outstanding shares of the affected exchangeable preferred stock, voting as a class, will be entitled to elect the lesser of two directors or that number of directors constituting 25% of the members of our Board of Directors. The voting rights continue until such time as all dividends in arrears on the affected class of exchangeable preferred stock are paid in full (and, in the case of the senior exchangeable preferred stock after May 15, 2003, or in the case of the junior exchangeable preferred stock after February 15, 2005, are paid in cash), at which time the terms of any directors elected pursuant to such voting rights will terminate. Voting rights may also be triggered by other events described in the Certificates of Designation.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. Our 11 3/8% Senior Exchangeable and 12 1/4% Junior Exchangeable Preferred securities, as a result of adopting SFAS No. 150 effective July 1, 2003, have been reclassified into Long-Term Liabilities. The dividend expense related to these instruments, which was previously reported as a component of “Preferred Stock Dividend” in our consolidated statements of operations, is now classified as interest expense.

6) PREFERRED SECURITIES:

We have issued the following preferred stock with liquidation preferences of $1,000 per share:

				Other		Accrued
			Conversion	features,	Number of	dividends at
		Dividend	price to	rights,	shares	March 31,	Total
	Redemption	rate per	common	preferences	originally	2005	Valuation
	Date	annum	stock	and powers	issued	(In thousands)	(In thousands)
Class M Voting Convertible Preferred Stock	April 3, 2012	8.000%	$53.000	Voting	110,000	$53,358	$163,358

Class T Convertible Preferred Stock	April 1, 2020	4.000%	$50.631	Non-Voting	7,541	1,507	9,048

Total					117,541	$54,865	$172,406

Preferred security balance sheet reconciliation (in thousands):

As of
March 31, 2005
Preferred securities originally issued	$117,541
Accrued dividends	54,865
Unamortized issuance costs	(2,776)

$169,630

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

In order to comply with the FCC rules regarding cross-ownership of cellular licensees within a given market, we issued 7,541 shares of Class T convertible preferred stock with a liquidation preference of $1,000 per share to Telephone and Data Systems, Inc. (“TDS”) on March 31, 2000 in exchange for 43,000 shares of Class A common stock and 105,940 shares of Class B common stock owned by TDS or its affiliates. TDS or RCC can convert the convertible preferred stock into the original number of shares of Class A or Class B common stock in the future if ownership by TDS or its affiliates of the common stock would then be permissible under FCC rules. Dividends on the Class T convertible preferred stock are cumulative, have a fixed coupon rate of 4% per annum, and are payable in April 2020. Dividends are not payable if the shares are converted. Shares of Class T convertible preferred stock are non-voting, except as otherwise required by law and as provided in the Certificate of Designation.

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

7) NET INTEREST EXPENSE

Components of interest expense are as follows:

	Three months ended
	March 31,
(in thousands)	2005	2004
Interest expense on credit agreement	$—	$4,884
Interest expense on senior secured notes	10,058	526
Interest expense on senior notes	8,023	8,023
Interest expense on senior subordinated notes	10,320	10,320
Amortization of debt issuance costs	1,170	1,258
Write-off of debt issuance costs	—	11,815
Senior and junior preferred stock dividends	13,654	14,606
Effect of derivative instruments	(171)	5,723
Gain on redemption of senior exchangeable preferred stock	—	(3,198)
Other	(347)	832

	$42,707	$54,789

Gain on redemption of preferred stock. During the three months ended March 31, 2005, we did not repurchase 11 3/8% senior exchangeable preferred stock. During the three months ended March 31, 2004, we repurchased 15,000 shares of 11 3/8% senior exchangeable preferred stock, for $13.4 million. These shares had accrued $1.5 million in unpaid dividends. The corresponding $3.2 million gain on the redemption of preferred shares, not including transaction commissions and other related fees, was recorded as a reduction of interest expense within the condensed statement of operations.

9) GUARANTOR/NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL INFORMATION

RCC’s obligations under the Senior Secured Floating Rate Notes due 2010 and 8 1/4% Senior Secured Notes due 2012 are senior secured obligations and are fully and unconditionally guaranteed on a senior, secured, second-priority basis by certain of RCC’s subsidiaries. Wireless Alliance, LLC is not a guarantor of the notes.

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

The financial accounting records of RGI Group, Inc. (“RGI”), a guarantor subsidiary, are not maintained on a stand-alone basis and, accordingly, are included in the parent company financial presentation. RGI’s assets were approximately $6 million as of March 31, 2005 and December 31, 2004.

THE FOLLOWING CONSOLIDATING FINANCIAL INFORMATION AS OF THE DATES AND FOR THE PERIODS INDICATED OF RURAL CELLULAR CORPORATION (THE PARENT), ITS GUARANTOR SUBSIDIARIES, AND ITS NON-GUARANTOR SUBSIDIARY REFLECTS ALL INTER-COMPANY REVENUE AND EXPENSE.

Balance Sheet Information as of March 31, 2005 (unaudited)
(In thousands, except per share data):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$44,625	$1,724	$18	$—	$46,367
Accounts receivable, less allowance for doubtful accounts	15,780	40,251	1,894	—	57,925
Inventories	1,662	10,553	329	—	12,544
Other current assets	1,126	2,112	69	—	3,307
Intercompany receivable	25,653	—	—	(25,653)	—

Total current assets	88,846	54,640	2,310	(25,653)	120,143

PROPERTY AND EQUIPMENT, net	61,154	211,798	10,925	—	283,877

LICENSES AND OTHER ASSETS:

Licenses, net	—	539,834	8,679	—	548,513
Goodwill, net	3,149	345,535	—	—	348,684
Customer lists, net	1,190	42,036	—	—	43,226
Deferred debt issuance costs, net	28,860	—	—	—	28,860
Investment in consolidated subsidiaries	1,175,087	—	—	(1,175,087)	—
Other assets, net	3,479	8,974	2,443	(8,636)	6,260

Total licenses and other assets	1,211,765	936,379	11,122	(1,183,723)	975,543

	$1,361,765	$1,202,817	$24,357	$(1,209,376)	$1,379,563

CURRENT LIABILITIES:

Accounts payable	$20,557	$17,062	$904	—	$38,523
Current portion of long-term debt	59	—	—	—	59
Advance billings and customer deposits	2,198	8,571	275	—	11,044
Accrued interest	21,719	—	—	—	21,719
Other accrued expenses	33,672	50,947	(26)	(74,664)	9,929
Intercompany liabilities	—	27,150	(1,497)	(25,653)	—

Total current liabilities	78,205	103,730	(344)	(100,317)	81,274
LONG-TERM LIABILITIES	1,731,831	1,091,556	41,025	(1,117,852)	1,746,560

Total liabilities	1,810,036	1,195,286	40,681	(1,218,169)	1,827,834

REDEEMABLE PREFERRED STOCK	169,630	—	—	—	169,630

SHAREHOLDERS’ EQUITY (DEFICIT):

Class A common stock; $.01 par value; 200,000 shares authorized,11,936 outstanding	119	918	—	(918)	119
Class B common stock; $.01 par value; 10,000 shares authorized, 540 outstanding	5	—	—	—	5

Additional paid-in capital	193,774	760,152	31,679	(791,831)	193,774

Accumulated earnings (deficit)	(813,250)	(753,539)	(48,003)	801,542	(813,250)

Unearned compensation	(713)	—	—	—	(713)

Accumulated other comprehensive income.	2,164	—	—	—	2,164

Total shareholders’ equity (deficit)	(617,901)	7,531	(16,324)	8,793	(617,901)

	$1,361,765	$1,202,817	$24,357	$(1,209,376)	$1,379,563

Balance Sheet Information as of December 31, 2004 (in thousands, except per share data):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$84,068	$1,253	$18	$—	$85,339
Accounts receivable, less allowance for doubtful accounts	17,047	43,252	2,250	—	62,549
Inventories	1,905	5,435	318	—	7,658
Other current assets	1,669	2,425	81	—	4,175

Total current assets	104,689	52,365	2,667	—	159,721

PROPERTY AND EQUIPMENT, net	61,016	203,148	11,969	—	276,133
LICENSES AND OTHER ASSETS:
Licenses, net	—	539,834	8,679	—	548,513
Goodwill, net	3,149	345,533	—	—	348,682
Customer lists, net	1,268	46,600	—	—	47,868
Deferred debt issuance costs, net	30,228	—	—	—	30,228
Investment in consolidated subsidiaries	1,184,801	—	—	(1,184,801)	—
Other assets, net	3,453	10,245	2,518	(9,911)	6,305

Total licenses and other assets	1,222,899	942,212	11,197	(1,194,712)	981,596

	$1,388,604	$1,197,725	$25,833	$(1,194,712)	$1,417,450

CURRENT LIABILITIES:

Accounts payable	$22,609	$28,991	$865	$—	$52,465
Current portion of long-term debt	81	—	—	—	81
Advance billings and customer deposits	2,147	8,619	310	—	11,076
Accrued interest	41,112	—	—	—	41,112
Other accrued expenses	34,442	49,248	42	(74,053)	9,679

Total current liabilities	100,391	86,858	1,217	(74,053)	114,413
LONG-TERM LIABILITIES	1,718,255	1,852,703	41,025	(1,878,904)	1,733,079

Total liabilities	1,818,646	1,939,561	42,242	(1,952,957)	1,847,492

REDEEMABLE PREFERRED STOCK	166,296	—	—	—	166,296

SHAREHOLDERS’ EQUITY (DEFICIT):

Class A common stock; $.01 par value; 200,000 shares authorized, 11,836 outstanding	118	918	—	(918)	118
Class B common stock; $.01 par value; 10,000 shares authorized, 540 outstanding	5	—	—	—	5
Additional paid-in capital	193,347	349	31,679	(32,028)	193,347
Accumulated earnings (deficit)	(791,446)	(743,103)	(48,088)	791,191	(791,446)
Unearned compensation	(698)	—	—	—	(698)
Accumulated other comprehensive income	2,336	—	—	—	2,336

Total shareholders’ equity (deficit)	(596,338)	(741,836)	(16,409)	758,245	(596,338)

	$1,388,604	$1,197,725	$25,833	$(1,194,712)	$1,417,450

Statement of Operations Information for the Three Months Ended March 31, 2005
(unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUE:
Service	$22,212	$70,698	$1,997	$(212)	$94,695
Roaming	3,824	13,843	1,956	(1)	19,622
Equipment	1,551	7,352	151	—	9,054

Total revenue	27,587	91,893	4,104	(213)	123,371

OPERATING EXPENSES:
Network costs, excluding depreciation	4,979	21,155	725	(137)	26,722
Cost of equipment sales	2,868	11,243	267	—	14,378
Selling, general and administrative	8,390	25,904	1,272	(76)	35,490
Depreciation and amortization	4,561	17,360	1,046	—	22,967

Total operating expenses	20,798	75,662	3,310	(213)	99,557

OPERATING INCOME	6,789	16,231	794	—	23,814

OTHER INCOME (EXPENSE):

Interest expense	(42,683)	(25,926)	(709)	26,611	(42,707)
Interest and dividend income	26,940	9	—	(26,611)	338
Inter-company charges	266	(266)	—	—	—
Equity in subsidiaries	(9,787)	—	—	9,787	—
Other	6	(25)	—	—	(19)

Other expense, net	(25,258)	(26,208)	(709)	9,787	(42,388)

INCOME (LOSS) BEFORE INCOME TAXES	(18,469)	(9,977)	85	9,787	(18,574)

INCOME TAX PROVISION (BENEFIT)	—	459	—	(564)	(105)
NET INCOME (LOSS)	(18,469)	(10,436)	85	10,351	(18,469)

PREFERRED STOCK DIVIDEND	(3,335)	—	—	—	(3,335)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(21,804)	$(10,436)	$85	$10,351	$(21,804)

Statement of Operations Information for the Three Months Ended March 31, 2004
(unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUE:
Service	$17,858	$68,580	$2,192	$(45)	$88,585
Roaming	2,152	22,214	1,376	(2)	25,740
Equipment	1,210	4,106	207	—	5,523

Total revenue	21,220	94,900	3,775	(47)	119,848

OPERATING EXPENSES:
Network costs, excluding depreciation	3,835	18,767	946	(47)	23,501
Cost of equipment sales	1,648	8,007	311	—	9,966
Selling, general and administrative	6,401	22,686	1,319	—	30,406
Depreciation and amortization	3,278	12,997	869	—	17,144

Total operating expenses	15,162	62,457	3,445	(47)	81,017

OPERATING INCOME	6,058	32,443	330	—	38,831

OTHER INCOME (EXPENSE):
Interest expense	(54,762)	(37,837)	(573)	38,383	(54,789)
Interest and dividend income	39,001	—	—	(38,383)	618
Inter-company charges	(4,648)	4,713	(65)	—	—
Equity in subsidiaries	(1,020)	—	—	1,020	—
Other	(1)	(7)	—	—	(8)

Other expense, net	(21,430)	(33,131)	(638)	1,020	(54,179)

INCOME (LOSS) BEFORE INCOME TAXES	(15,372)	(688)	(308)	1,020	(15,348)

INCOME TAX PROVISION (BENEFIT)	(24)	5,893	—	(5,869)	—

NET INCOME (LOSS)	(15,348)	(6,581)	(308)	6,889	(15,348)

PREFERRED STOCK DIVIDEND	(3,134)	—	—	—	(3,134)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(18,482)	$(6,581)	$(308)	$6,889	$(18,482)

Statement of Cash Flows Information for Three Months Ended March 31, 2005
(unaudited) (in thousands):

		Guarantor	Non Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(18,469)	$(10,436)	$85	$10,351	$(18,469)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization	4,561	17,360	1,046	—	22,967
Non-cash preferred stock dividends	7,711	—	—	—	7,711
Deferred income taxes	—	459	—	(564)	(105)
Other	1,306	25	—	—	1,331
Change in other operating elements:
Accounts receivable	1,267	3,001	356	—	4,624
Inventories	243	(5,118)	(11)	—	(4,886)
Other current assets	543	314	11	—	868
Accounts payable	(2,052)	(11,929)	39	—	(13,942)
Advance billings and customer deposits	49	(47)	(34)	—	(32)
Accrued preferred stock dividends	5,944	—	—	—	5,944
Accrued interest	(19,508)	—	—	—	(19,508)
Other accrued expenses	(770)	1,088	(68)	—	250

Net cash (used in) provided by operating activities	(19,175)	(5,283)	1,424	9,787	(13,247)

INVESTING ACTIVITIES:
Purchases of property and equipment, net	(4,782)	(21,348)	74	—	(26,056)
Proceeds from sale of property and equipment	9	54	—	—	63
Other	(69)	—	—	—	(69)

Net cash (used in) provided by investing activities	(4,842)	(21,294)	74	—	(26,062)

FINANCING ACTIVITIES:
Change in parent company receivable and payable	(15,763)	27,048	(1,498)	(9,787)	—
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	380	—	—	—	380
Other	(43)	—	—	—	(43)

Net cash (used in) provided by financing activities	(15,426)	27,048	(1,498)	(9,787)	337

NET INCREASE (DECREASE) IN CASH	(39,443)	471	—	—	(38,972)
CASH AND CASH EQUIVALENTS, at beginning of year	84,068	1,253	18	—	85,339

CASH AND CASH EQUIVALENTS, at end of period	$44,625	$1,724	$18	$—	$46,367

Statement of Cash Flows information for the Three months Ended March 31, 2004
(unaudited) (in thousands):

		Guarantor	Non Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(15,348)	$(6,581)	$(308)	$6,889	$(15,348)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	3,277	12,998	869	—	17,144
Loss on write-off of debt	11,815	—	—	—	11,815
Mark-to-market adjustments – financial instruments	4,339	—	—	—	4,339
Gain on redemption of preferred stock	(3,198)	—	—	—	(3,198)
Non-cash preferred stock dividends	6,837	—	—	—	6,837
Deferred income taxes	(24)	5,893	—	(5,869)	—
Other	1,590	(34)	(43)	—	1,513
Change in other operating elements:
Accounts receivable	1,050	4,024	(33)	—	5,041
Inventories	327	472	126	—	925
Other current assets	1,180	9	102	—	1,291
Accounts payable	(2,466)	1,357	(39)	—	(1,148)
Advance billings and customer deposits	(19)	569	23	—	573
Accrued preferred stock dividends	7,769	—	—	—	7,769
Accrued interest	(14,235)	—	—	—	(14,235)
Other accrued expenses	(2,480)	(600)	(71)	—	(3,151)

Net cash provided by operating activities	414	18,107	626	1,020	20,167

INVESTING ACTIVITIES:
Purchases of property and equipment, net	(5,460)	(8,052)	(189)	—	(13,701)
Net proceeds from property exchange	(363)	13,986	—	—	13,623
Proceeds from sale of property and equipment	18	14	—	—	32
Investments in consolidated subsidiaries	25,380	(25,380)	—	—	—
Other	—	—	—	—	—

Net cash provided by (used in) investing activities	19,575	(19,432)	(189)	—	(46)

FINANCING ACTIVITIES:
Change in parent company receivable and payable	—	1,457	(437)	(1,020)	—
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	155	—	—	—	155
Repayments of long-term debt under the credit agreement	(525,725)	—	—	—	(525,725)
Proceeds from issuance of 8 1/4% senior secured notes	350,000	—	—	—	350,000
Proceeds from issuance of floating rate senior secured notes	160,000	—	—	—	160,000
Redemption of preferred stock	(13,350)	—	—	—	(13,350)
Payments to settle interest rate swaps	(7,645)		—	—	(7,645)
Payments of debt issuance costs	(12,747)	—	—	—	(12,747)
Other	(54)	—	—	—	(54)

Net cash (used in) provided by financing activities	(49,366)	1,457	(437)	(1,020)	(49,366)

NET INCREASE (DECREASE) IN CASH	(29,377)	132	—	—	(29,245)
CASH AND CASH EQUIVALENTS, at beginning of year	141,263	1,266	18	—	142,547

CASH AND CASH EQUIVALENTS, at end of period	$111,886	$1,398	$18	$—	$113,302

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

We are a wireless communications service provider focusing primarily on rural markets in the United States. Our principal operating objective is to increase revenue and achieve profitability through increased penetration in existing wireless markets.

Our operating regions include portions of five states in the Northeast, three states in the Northwest, four states in the Midwest, and three states in the South. Within each of our four regions, we have deployed a strong local sales and customer service presence in the communities we serve. Our marketed networks covered a total population of approximately 6.4 million POPs and served approximately 727,000 voice customers as of March 31, 2005.

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

Summary of three months ended March 31, 2005

Our first quarter operating highlights reflect:

•	Continued construction of our 2.5G networks and transition of our 2.0G customers to 2.5G handsets,

•	Increase of 2.5G roaming minutes,

•	Increased service revenue, primarily reflecting higher LSR and USF support, and

•	Increased costs required to support and market 2.5G networks, products, and customers.

Service revenue increased 6.9% to $94.7 million. LSR increased to $47 for the first quarter of 2005 as compared with $43 last year. Contributing to the increase in LSR were increased levels of USF and increased access and features revenue.

During the three months ended March 31, 2005, our total customers decreased by 3,064 to 726,747 at March 31, 2005 as compared to 729,811 at December 31, 2004. We believe the primary factors contributing to the decline in customers include the transitional stage of our networks, products and services and increased competition. Also affecting our customer retention this quarter were customer service challenges, which we encountered during the commercial introduction of our 2.5G network products and services in our Northeast and Northwest regions.

Roaming revenue for the three months ended March 31, 2005 was $19.6 million as compared to $25.7 million in the three months ended March 31, 2004. The decline in roaming revenue reflects the following:

•	Outcollect roaming yield declining to $0.14 per minute in 2005 as compared to $0.18 per minute in 2004,

•	The interim status of our next generation overbuild, and

•	The Oregon 4 property exchange with AT&T Wireless (“AWE”), which occurred on March 1, 2004.

At March 31, 2005, approximately 72% of our 917 cell sites have been overlaid with 2.5G technology. The accelerated transition by our national roaming partners to next generation handsets has challenged us to accelerate the construction of our GSM networks and, we believe, negatively impacted our roaming revenue during the three months ended March 31, 2005. During the three months ended March 31, 2005 and 2004, 2.5G outcollect minutes accounted for 57% and 22%, respectively, of our total outcollect minutes. Our South region, the last remaining region to convert its network to next generation networks, started to report next generation roaming activity in late March 2005 and was commercially launched to our customers in early May 2005.

We expect capital spending for 2005 to be approximately $100 million as compared to $94.4 million in 2004. Through March 31, 2005, capital expenditures totaled $26.1 million.

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

Operating expenses

Our operating expenses include network costs, cost of equipment sales, selling, general and administrative expenses, and depreciation and amortization, each of which is described below:

•	Network costs include switching and transport expenses and expenses associated with the maintenance and operation of our wireless network facilities, including salaries for employees involved in network operations, site costs, charges from other service providers for resold minutes, and the expense associated with incollect revenue.

•	Cost of equipment sales includes costs associated with telephone equipment and accessories sold to customers. In recent years, we and other wireless providers have increased the use of discounts on phone equipment as competition between service providers has intensified. As a result, we have incurred, and expect to continue to incur, losses on equipment sales per gross additional customer. We expect to continue these discounts and promotions because we believe they will increase the number of our wireless customers and, consequently, increase service revenue.

•	Selling, general and administrative (“SG&A”) expenses include salaries, benefits, and operating expenses such as marketing, commissions, customer support, accounting, administration, and billing. We also include in SG&A contributions payable to the USF.

•	Depreciation and amortization represents the costs associated with the depreciation of fixed assets and the amortization of customer lists and spectrum relocation. Pursuant to SFAS No. 142, RCC treats licenses and goodwill as having indefinite useful lives and, therefore, since January 1, 2002, these assets have not been amortized.

Other expenses

In addition to the operating expenses discussed above, RCC also incurs other expenses, primarily interest and dividends on preferred stock.

•	Interest expense primarily results from borrowings under our credit agreement and the issuance of outstanding notes and exchangeable preferred stock, the proceeds of which were used to finance acquisitions, repay other borrowings, and further develop our wireless network.

Interest expense includes the following:

o	Interest expense on our credit agreement, senior secured notes, senior notes, and senior subordinated notes,

o	Amortization of debt issuance costs,

o	Early extinguishment of debt issuance costs,

o	Dividends on senior and junior exchangeable preferred stock,

o	Amortization of stock issuance costs,

o	Gain (loss) on derivative instruments, and

o	Gains on repurchase of preferred stock.

•	Preferred stock dividends are accrued on our outstanding Class M convertible preferred stock and Class T convertible preferred stock.

Customer Base

At March 31, 2005, our customer base consisted of three types of customers: postpaid, wholesale, and prepaid. Postpaid customers accounted for the largest portion of our customer base as of that date, at 86.2%. These customers pay a monthly access fee for a wireless service plan that generally includes a fixed number of minutes and certain service features. In addition to the monthly access fee, these customers are typically billed in arrears for long-distance charges, roaming charges, and minutes of use exceeding the rate plans. Our wholesale customers are similar to our postpaid customers in that they pay monthly fees to utilize our network and services; however, the customers are billed by a third party (reseller), who has effectively resold our service to the end user (customer). We in turn bill the third party for the monthly usage of the end user. Wholesale customers accounted for 11.1% of our total customer base as of March 31, 2005. Our prepaid customers accounted for 2.7% of our customer base as of March 31, 2005.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of revenue, expenses, assets, and liabilities during the periods reported. Estimates are used when accounting for certain items such as unbilled revenue, allowance for doubtful accounts, depreciation and amortization period, income taxes, valuation of intangible assets, and litigation contingencies. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. We believe that certain significant accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

For a detailed discussion of our significant accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material changes in the application of our significant accounting policies subsequent to the report. Applications of these policies in preparing the first quarter 10-Q require that estimates be made by management to fairly present the financial position of RCC.

Recently Issued Accounting Pronouncements

Accounting for Share-Based Compensation. On December 16, 2004, the Financial Accounting Standards Board (“’FASB”) issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for us as of January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We are currently assessing the impact of adopting SFAS No. 123(R) on our consolidated results of operations.

Accounting for Nonmonetary Exchanges. In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets, which requires that the accounting for the exchange be based on the recorded amount of the asset relinquished, and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” The provisions in SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. We are currently assessing the impact of adopting SFAS No. 153 on our consolidated results of operations.

RESULTS OF OPERATIONS

The following tables present certain consolidated statement of operations data as a percentage of total revenue as well as other operating data for the periods indicated.

		Unaudited
		Three months ended March 31,
	2005		2004
		%		%
(in thousands)	Actual	of revenue	Actual	of revenue

REVENUE:

Service	$94,695	76.8%	$88,585	73.9%

Roaming	19,622	15.9	25,740	21.5

Equipment	9,054	7.3	5,523	4.6

Total revenue	123,371	100.0	119,848	100.0

OPERATING EXPENSES:

Network costs, excluding depreciation	26,722	21.7	23,501	19.6

Cost of equipment sales	14,378	11.7	9,966	8.3

Selling, general and administrative	35,490	28.8	30,406	25.4

Depreciation and amortization	22,967	18.6	17,144	14.3

Total operating expenses	99,557	80.8	81,017	67.6

OPERATING INCOME	23,814	19.2	38,831	32.4

OR INCOME (EXPENSE):

Interest expense	(42,707)	(34.6)	(54,789)	(45.7)

Interest and dividend income	338	0.3	618	0.5

Other	(19)	—	(8)	—

Other expense, net	(42,388)	(34.3)	(54,179)	(45.2)

LOSS BEFORE INCOME TAX BENEFIT	(18,574)	(15.1)	(15,348)	(12.8)

INCOME TAX BENEFIT	(105)	(0.1)	—	—

NET LOSS	(18,469)	(15.0)	(15,348)	(12.8)

PREFERRED STOCK DIVIDEND	(3,335)	(2.7)	(3,134)	(2.6)

LOSS APPLICABLE TO COMMON SHARES	$(21,804)	(17.7)%	$(18,482)	(15.4)%

Consolidated Operating Data:

	Three months ended
	March 31,
	2005	2004
Penetration (1) (2)	10.1%	10.5%
Retention (3)	97.6%	98.0%
Average monthly revenue per customer (4)	$58	$56
Average monthly revenue per customer, less incollect cost (4)	$52	$51
Local service revenue per customer (5)	$47	$43
Acquisition cost per customer (6)	$461	$393

Voice customers at period end
Postpaid	626,189	635,493
Prepaid	19,886	23,338
Wholesale	80,672	74,532

Total customers	726,747	733,363

Direct marketed POPs (1)
RCC Cellular	5,651,000	5,525,000
Wireless Alliance	754,000	754,000

Total POPs	6,405,000	6,279,000

(1)	Reflects 2000 U.S. Census Bureau data updated for December 2002.

(2)	Represents the ratio of wireless voice customers, excluding wholesale customers, at the end of the period to population served (“POPs”).

(3)	Determined for each period by dividing total postpaid wireless voice customers discontinuing service during such period by the average postpaid wireless voice customers for such period (customers at the beginning of the period plus customers at the end of the period, divided by two), dividing that result by the number of months in the period, and subtracting such result from one.

(4)	Determined for each period by dividing service revenue (not including pass-through regulatory fees) and roaming revenue by the monthly average postpaid customers for such period.

(5)	Determined for each period by dividing service revenue (not including pass-through regulatory fees) by the monthly average postpaid customers for such period.

(6)	Determined for each period by dividing selling and marketing expenses, net cost of equipment sales, and depreciation of rental telephone equipment by the gross postpaid wireless voice customers added during such period.

Three months ended March 31, 2005 and 2004

Revenue

Operating Revenue:

	Three months ended March 31,
			$ Increase	% Increase
(In thousands)	2005	2004	(Decrease)	(Decrease)
Service	$94,695	$88,585	$6,110	6.9%
Roaming	19,622	25,740	(6,118)	(23.8)%
Equipment	9,054	5,523	3,531	63.9%

Total operating revenue	$123,371	$119,848	$3,523	2.9%

Service Revenue. Service revenue growth for the three months ended March 31, 2005 primarily reflects LSR increasing to $47 for the three months ended March 31, 2005 compared to $43 for the three months ended March 31, 2004. Driving the higher LSR were increased access and features revenue together with increased USF payments.

We are currently receiving USF support in the states of Alabama, Kansas, Maine, Minnesota, Mississippi, Oregon, Vermont, and Washington. We have filed additional applications for ETC designation in New Hampshire and South Dakota. USF support payments increased to $8.4 million for the three months ended March 31, 2005 as compared to $2.8 million for the three months ended March 31, 2004. Reflecting the expansion of USF qualified service areas in the states of Maine, Minnesota and Oregon, we expect the amount of USF support in 2005 to increase to approximately $36 million. Reflecting FCC changes to the USF rate structure, our customer pass-through charges were $3.4 million during the three months ended March 31, 2005 as compared to $2.4 million for the three months ended March 31, 2004.

Service revenue was negatively impacted by a decrease in customers resulting from the AWE property exchange completed on March 1, 2004 and customers lost due to the transition of our TDMA networks to 2.5G technology. As part of the AWE property exchange, on March 1, 2004, we transferred approximately 35,000 Oregon RSA 4 customers to AWE. We received from AWE operations in Alabama and Mississippi, including approximately 14,000 customers.

Customers. Our total customers decreased to 726,747 at March 31, 2005 as compared to 733,363 at March 31, 2004. We believe the primary factors contributing to the decline in customers include the transitional stage of our networks, products and services and increased competition. Also affecting our customer retention this quarter were TDMA customer service challenges in our Northeast and Northwest regions. We believe the primary drivers for this TDMA churn have been technical issues on our TDMA network and the saturation of our call centers resulting from activations and migrations and other calls dealing with billing and technical questions.

Roaming Revenue. The 23.8% decrease in roaming revenue during the three months ended March 31, 2005 primarily reflects a decline in roaming yield that was not offset with increased outcollect minutes. Our outcollect yield for the three months ended March 31, 2005 was $0.14 per minute as compared to $0.18 per minute in the three months ended March 31, 2004. Declines in TDMA outcollect minutes were offset by increases in next generation GSM and CDMA outcollect minutes. On a pro forma basis, giving effect to the AWE exchange, outcollect minutes during both the three months ended March 31, 2005 and 2004 were approximately 128 million. Also contributing to the decline was the effect of the transfer of our Northwest Region Oregon 4 (“Oregon 4”) service area to AWE on March 1, 2004.

Also impacting roaming revenue during the three months ended March 31, 2005 was the accelerated transition by our national roaming partners to 2.5G technology handsets. Because these partners converted their customer base to this new technology before we had completed our network overlays, we did not capture, primarily in our South region, a significant portion of available roaming revenue.

At March 31, 2005, approximately 72% of our 917 cell sites have been overlaid with 2.5G. During the three months ended March 31, 2005 and 2004, 2.5G outcollect minutes accounted for 57% and 22%, respectively, of our total outcollect minutes.

For the three months ended March 31, 2005 and 2004, Cingular (on a pro forma basis giving effect to its merger with AWE), Verizon Wireless, and T-Mobile accounted for approximately 89% of our total outcollect roaming minutes. For the three months ended March 31, 2005 and 2004, Cingular (on a pro forma basis giving effect to its merger with AWE) accounted for approximately 6.7% and 12.2% of our total revenue.

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

Equipment Revenue. Equipment revenue increased 63.9% to $9.1 million for the three months ended March 31, 2005 as compared to $5.5 million during the three months ended March 31, 2004. Contributing to equipment revenue this quarter were gross postpaid customer additions increasing to approximately 43,000 as compared to approximately 39,000 during the three months ended March 31, 2004. Also contributing to equipment revenue were customer migrations of approximately 56,000, primarily to next generation handsets, during the three months ended March 31, 2005 as compared to approximately 30,000 during the three months ended March 31, 2004.

Operating Expenses

	Three months ended March 31,
(In thousands)	2005	2004	$ Increase	% Increase
Network cost
Incollect cost	$11,149	$10,339	$810	7.8%
Other network cost	15,573	13,162	2,411	18.3%

	26,722	23,501	3,221	13.7%

Cost of equipment sales	14,378	9,966	4,412	44.3%
Selling, general and administrative	35,490	30,406	5,084	16.7%
Depreciation and amortization	22,967	17,144	5,823	34.0%

Total operating expenses	$99,557	$81,017	$18,540	22.9%

Network Cost. Network cost, as a percentage of total revenues, increased to 21.7% in the three months ended March 31, 2005 as compared to 19.6% in the three months ended March 31, 2004. Our network cost for three months ended March 31, 2005 increased 13.7% to $26.7 million, reflecting additional costs of operating multiple networks (analog, TDMA and 2.5G networks), increased incollect expense and additional cell sites costs resulting from the AWE property exchange. Per minute incollect cost for the three months ended March 31, 2005 was approximately $0.12 per minute as compared to $0.13 in three months ended March 31, 2004.

Cost of Equipment Sales. Cost of equipment sales increased 44.3% to $14.4 million for the three months ended March 31, 2005, reflecting the cost of increased customer migration to next generation handsets together with increases in gross customer additions. As a percentage of revenue, cost of equipment sales for the three months ended March 31, 2005 increased to 11.7% as compared to 8.3% in the three months ended March 31, 2004. We migrated approximately 56,000 customers to primarily next generation handsets during the three months ended March 31, 2005. During the three months ended March 31, 2004, we migrated approximately 30,000 customers to upgraded TDMA handsets. Postpaid gross customer additions in the three months ended March 31, 2005 were approximately 43,000 as compared to approximately 39,000 in the three months ended March 31, 2004.

Selling, General and Administrative. Contributing to the increase in SG&A was an increase in regulatory pass-through fees to $3.4 million in the three months ended March 31, 2005 as compared to $2.5 million in the three months ended March 31, 2004. Additionally, sales and marketing costs increased by 21.1% as a result of the market launch of next-generation technology products and costs relating to brand name change activities. As a percentage of revenue, SG&A increased to 28.8% in the three months ended March 31, 2005 as compared to 25.4% during the three months ended March 31, 2004.

Components of SG&A are as follows:

	Three months ended March 31,
(in thousands)	2005	2004	$ Increase	% Increase
General and administrative	$14,766	$13,561	$1,205	8.9%

Sales and marketing	14,866	12,276	2,590	21.1%
Bad debt	2,422	2,106	316	15.0%
Regulatory pass-through fees	3,436	2,463	973	39.5%

	$35,490	$30,406	$5,084	16.7%

Depreciation and Amortization. Depreciation expense increased 34.0% during the three months ended March 31, 2005 to $23.0 million as compared to $17.1 million for the three months ended March 31, 2004. This increase primarily reflects the accelerated depreciation of our 2.0G TDMA networks and depreciation on the recently activated 2.5G networks in our Northeast and Northwest regions. We expect 2.5G networks to eventually replace 2.0G networks. As of March 31, 2005, three of our four regions were operating both 2.0G and 2.5G networks. Our South region commercially launched its 2.5G network in early May of 2005. As of March 31, 2005, our network had 917 cell sites, of which approximately 72% have been overlaid with 2.5G technology.

Other Income (Expense)

Interest Expense. Interest expense for the three months ended March 31, 2005, decreased 22.1% to $42.7 million as compared to $54.8 million in the three months ended March 31, 2004. The decrease primarily reflects the $11.8 million write-off of debt issuance costs under our former credit agreement in March 2004, which was partially offset by a $3.2 million gain on redemption of preferred stock. We did not incur a write-off of debt issuance costs and did not repurchase preferred securities in 2005.

Components of interest expense are as follows:

	Three months ended
	March 31,
(in thousands)	2005	2004
Interest expense on credit agreement	$—	$4,884
Interest expense on senior secured notes	10,058	526
Interest expense on senior notes	8,023	8,023
Interest expense on senior subordinated notes	10,320	10,320
Amortization of debt issuance costs	1,170	1,258
Write-off of debt issuance costs	—	11,815
Senior and junior preferred stock dividends	13,654	14,606
Effect of derivative instruments	(171)	5,723
Gain on redemption of senior exchangeable preferred stock	—	(3,198)
Other	(347)	832

	$42,707	$54,789

Gain on redemption of preferred stock. During the three months ended March 31, 2004, we repurchased 15,000 shares of 11 3/8% senior exchangeable preferred stock for $13.4 million. These shares had accrued $1.5 million in unpaid dividends. The corresponding $3.2 million gain on the redemption of preferred shares, not including transaction commissions and other related fees, was recorded as a reduction of interest expense within the condensed statement of operations.

Preferred Stock Dividends

Preferred stock dividends for the three months ended March 31, 2005 increased by 6.4% to $3.3 million as compared to $3.1 million in the three months ended March 31, 2004. The increase in preferred stock dividends reflects the compounding effect of the accrual of past dividends.

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

RCC’s total liquidity at March 31, 2005 declined as compared to December 31, 2004, primarily reflecting the cash interest payments that are due in the first and third quarters of each year. At March 31, 2005, our total liquidity was $106.4 million, consisting of cash and cash equivalents totaling $46.4 million and $60.0 million available under our revolving credit facility. Total liquidity at December 31, 2004 was $145.3 million, consisting of cash and cash equivalents of $85.3 million together with $60.0 million available under our revolving credit facility. Cash interest payments during the three months ended March 31, 2005 were $47.2 million, as compared to $7.9 million during the three months ended December 31, 2004.

Also contributing to the decline in liquidity were increased capital expenditures. Capital expenditures for the three months ended March 31, 2005 were approximately $26.1 million compared to approximately $13.7 million for the three months ended March 31, 2004, reflecting the continued expansion of our existing wireless coverage and the implementation of 2.5G network overlays in all of our markets.

We have made commitments to our roaming partners and to equipment vendors to substantially complete our 2.5G networks by the end of 2005. At March 31, 2005, approximately 72% of our 917 cell sites had been overlaid with next-generation technology. Including the cost of these anticipated overlays, our total capital expenditures for 2005 are expected to be approximately $100 million. We expect to fund these capital expenditures primarily from cash on hand, operating cash flow, and borrowings under our revolving credit agreement, under which we have $60 million available.

We do not have any off-balance sheet financing arrangements or liabilities. We do not have any majority-owned subsidiaries or any interests in, or relationships with, any material special-purpose entities that are not included in the consolidated financial statements. Until August 2003, we paid the dividends on our senior exchangeable preferred stock by issuing additional shares of exchangeable preferred stock. Under the terms of the certificate of designation for our senior exchangeable preferred stock, beginning in August 2003 we were required to make quarterly dividends on such shares in cash. We have not declared or paid the cash dividends on the senior exchangeable preferred stock since August 2003. Accrued dividends in arrears, through March 31, 2005, were approximately $40.8 million.

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

Beginning in May 2005 our junior exchangeable preferred stock dividends are to be paid in cash. On April 20, 2005, we announced that we will not declare the quarterly dividend payable in May on the 12 1/4% Junior Exchangeable Preferred Stock. Accordingly, if we elect not to pay the required cash dividends on our junior exchangeable preferred stock for six quarters, the holders of junior exchangeable preferred stock will also have right to elect directors.

Credit Agreement – In March 2004, we entered into a revolving credit agreement that is undrawn and provides up to $60 million in borrowing capacity at a rate of LIBOR plus 3.00%. The credit agreement is subject to various covenants, including the ratio of senior indebtedness to annualized operating cash flow (as defined in the credit agreement), the ratio of total indebtedness to annualized operating cash flow, and the ratio of annualized operating cash flow to interest expense. Although the credit agreement financial covenants are not applicable unless we draw against the credit facility, we were in compliance with all financial covenants at March 31, 2005.

Senior Secured Notes – In March 2004, we issued $350 million aggregate principal amount of 8 1 / 4 % senior secured notes due 2012 and $160 million aggregate principal amount of senior secured floating rate notes due 2010. The net proceeds from these notes were used to repay outstanding obligations under our former credit agreement, terminate interest rate exchange agreements associated with the former credit agreement, and pay fees and expenses associated with the notes offering and the revolving credit agreement. In connection with the retirement of the former credit facility, we terminated two financial instruments, which had a total notional amount of $284.0 million, for aggregate cash consideration of $9.2 million, including accrued and unpaid interest through the date of termination.

Cash Flows for the three months ended March 31, 2005, compared with the three months ended March 31, 2004

	March 31,	March 31,
	2005	2004	Change
Net cash (used in) provided by operating activities	$(13,247)	$20,167	$(33,414)
Net cash used in investing activities	(26,062)	(46)	(26,016)
Net cash provided by (used in) financing activities	337	(49,366)	49,703

Net decrease in cash and cash equivalents	(38,972)	(29,245)	(9,727)

Cash and cash equivalents at beginning of year	85,339	142,547	(57,208)

Cash and cash equivalents at end of period	$46,367	$113,302	$(66,935)

Net cash used in operating activities was $13.2 million for the three months ended March 31, 2005. Adjustments to the $18.5 million net loss to reconcile to net cash used in operating activities include $23.0 million in depreciation and amortization, a $4.9 million increase in inventory, a $5.9 million increase in accrued preferred stock dividends, and $7.7 million in noncash preferred stock dividends, which was more than offset by a $13.9 million decrease in accounts payable, and a $19.5 million decrease in accrued interest. The increase in inventory reflects the anticipated strong demand for next generation handsets.

Net cash used in investing activities for the three months ended March 31, 2005 was $26.1 million for purchases of property and equipment. The majority of property and equipment purchases reflect capital expenditures related to our 2.5G network overlay.

Net cash provided by financing activities for the three months ended March 31, 2005 was $337,000, primarily reflecting the proceeds from purchases under the employee stock purchase plan.

Under the indenture governing our senior secured notes, we are able to make limited restricted payments, including the repurchase of senior subordinated notes or preferred stock and the payment of dividends to holders of our equity securities. As of March 31, 2005, we had approximately $89 million of restricted payments capacity.

Based upon existing market conditions and our present capital structure, we believe that cash flows from operations and funds from currently available credit facilities will be sufficient to enable us to meet required cash commitments through the next twelve-month period.

Supplemental Disclosure of Condensed Consolidated Cash Flow Information

	Three months ended
(in thousands)	March 31,
	2005	2004
Cash paid for:
Interest	$47,247	$39,451

Forward-Looking Statements

Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although RCC believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. A number of factors could cause actual results, performance, achievements of RCC, or industry results to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These factors include but are not limited to, competitive considerations, success of customer enrollment initiatives, the ability to increase wireless usage and reduce customer acquisition costs, the successful integration of newly acquired operations with RCC’s existing operations, the ability to negotiate favorable roaming agreements, the ability to service debt, the completion of network upgrades, and other factors discussed in RCC’s Report on Form 10-K for the year ended December 31, 2004 and in other filings with the Securities and Exchange Commission. Investors are cautioned that all forward-looking statements involve risks and uncertainties.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have used senior secured notes, senior notes, senior subordinated notes, preferred securities, and bank credit facilities to finance, in part, our capital requirements and operations. These financial instruments, to the extent they provide for variable rates of interest, expose us to interest rate risk. One percentage point of an interest rate adjustment would have changed our cash interest payments on an annual basis by approximately $1.6 million in 2005.

The notional and estimated fair market values and carrying amounts of RCC’s financial instruments are set forth in the table below. Fair market values are based on quoted market prices, if available.

	Carrying Value		Estimated Fair Market Value
	March 31,	December 31,	March 31,	December 31,
(Dollars in thousands)	2005	2004	2005	2004
Financial liabilities
Credit Agreement	$—	$—	$—	$—
8 1/4% senior secured notes	350,000	350,000	362,250	370,125
Senior secured floating rate notes	160,000	160,000	165,600	165,600
9 7/8 % senior notes	325,000	325,000	331,500	330,688
9 5/8 % senior subordinated notes	125,000	125,000	120,625	118,750
9 3/4 % senior subordinated notes	300,000	300,000	276,000	271,500
11 3/8% senior exchangeable preferred stock	174,176	174,176	155,888	140,212
12 1/4% junior exchangeable preferred stock	255,558	247,984	155,796	131,432
Class M convertible preferred stock (1)	163,358	160,198	163,358	160,198
Class T convertible preferred stock (1)	9,048	8,973	9,048	8,973

	1,862,140	1,851,331	1,740,065	1,697,478

Accrued 11 3/8% senior exchangeable preferred stock dividends	40,788	34,844	40,788	34,844
Other long-term liabilities	2,163	2,097	2,163	2,097

Total financial liabilities	$1,905,091	$1,888,272	$1,783,016	$1,734,419

(1)	These financial instruments are not actively traded and, therefore, the estimated fair market value is stated at the carrying value.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of March 31, 2005, based on an evaluation carried out under the supervision and with the participation of RCC’s management, including the chief executive officer (CEO) and the chief financial officer (CFO), of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that RCC’s disclosure controls and procedures are effective.

There was no change in our internal control over financial reporting during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

We are currently in the process of installing a new customer care and billing system. This process began during the first quarter; however, based on management’s assessment, there was no material impact on our internal controls during the period ended March 31, 2005. We anticipate that as implementation of the new billing system proceeds, the transition from our current systems to the new system will result in a change in internal control over financial reporting, most likely beginning in the second quarter.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved from time to time in routine legal matters and other claims incidental to our business. We believe that the resolution of such routine matters and other incidental claims, taking into account established reserves and insurance, will not have a material adverse impact on our consolidated financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(b) Preferred Stock Dividends.

Our board of directors determined not to declare or pay the quarterly dividends on our 11 3/8% Senior Exchangeable Preferred Stock starting in August 2003. Accrued dividends in arrearage, through May 10, 2005 were approximately $42.8 million. Because we have failed to pay at least six quarterly dividends on our senior exchangeable preferred stock, the holders of senior exchangeable preferred stock have the right to elect the lesser of two directors or the number of directors constituting 25% of the members of our board, if they so choose, by following the procedures set forth in the certificate of designation. We anticipate that two directors will be elected by the holders of the senior exchangeable preferred stock at the upcoming annual meeting on May 24, 2005.

Our board of directors determined not to declare or pay the quarterly dividends on our 121/4% Junior Exchangeable Preferred Stock starting in May 2005. Accrued dividends in arrearage, through May 10, 2005 were approximately $6.5 million. The 121/4% Junior Exchangeable Preferred Stock is non-voting, except as otherwise required by law and as provided in the Certificate of Designation. The Certificate of Designation provides that if dividends on the outstanding 121/4% Junior Exchangeable Preferred Stock are in arrears and unpaid for six or more quarterly dividend periods (whether or not consecutive), the holders of a majority of the outstanding shares of the senior exchangeable preferred stock, voting as a class, are entitled to elect the lesser of two directors or that number of directors constituting 25% of the members of the Board of Directors.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

     The following exhibits are filed with this report.

10.1	Fifth Amendment to Employment Agreement with Richard P. Ekstrand effective February 17, 2005

10.2	Fourth Amendment to Employment Agreement with Wesley E. Schultz effective February 17, 2005

10.3	Fourth Amendment to Employment Agreement with Ann K. Newhall effective February 17, 2005

31.1	Certification of Rural Cellular Corporation’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Rural Cellular Corporation’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RURAL CELLULAR CORPORATION
(Registrant)

Date: May 10, 2005	/s/ Richard P. Ekstrand

Richard P. Ekstrand
President and Chief Executive Officer

Date: May 10, 2005	/s/ Wesley E. Schultz

Wesley E. Schultz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)