Form 10-Q
period 2005-06-30
RURAL CELLULAR CORP
filed 2005-08-09
CIK 869561

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2005.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________to__________.
Commission File Number 0-27416
RURAL CELLULAR CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1693295 (I.R.S. Employer Identification No.)
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
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES ☑   NO ☐
     Number of shares of common stock outstanding as of the close of business on August 1, 2005.

Class A	11,947,522
Class B	539,291

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

	June 30,	December 31,
(In Thousands)	2005	2004
CURRENT ASSETS:
Cash and cash equivalents	$40,471	$85,339
Accounts receivable, less allowance for doubtful accounts of $3,452 and $2,456	70,123	62,549
Inventories	9,345	7,658
Other current assets	5,385	4,175

Total current assets	125,324	159,721

PROPERTY AND EQUIPMENT, net	281,311	276,133

LICENSES AND OTHER ASSETS:
Licenses, net	548,513	548,513
Goodwill, net	348,684	348,682
Customer lists, net	38,585	47,868
Deferred debt issuance costs, net	27,332	30,228
Other assets, net	6,199	6,305

Total licenses and other assets	969,313	981,596

	$1,375,948	$1,417,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ DEFICIT
(Unaudited)

	June 30,	December 31,
(In thousands, except per share data)	2005	2004
CURRENT LIABILITIES:
Accounts payable	$34,905	$52,465
Current portion of long-term debt	37	81
Advance billings and customer deposits	11,485	11,076
Accrued interest	37,340	41,112
Other accrued expenses	11,203	9,679

Total current liabilities	94,970	114,413
LONG-TERM LIABILITIES	1,745,514	1,733,079

Total liabilities	1,840,484	1,847,492

REDEEMABLE PREFERRED STOCK	173,063	166,296

SHAREHOLDERS’ DEFICIT:
Class A common stock; $.01 par value; 200,000 shares authorized, 11,946 and 11,836 outstanding	119	118
Class B common stock; $.01 par value; 10,000 shares authorized, 540 and 540 outstanding	5	5
Additional paid-in capital	193,796	193,347
Accumulated deficit	(832,847)	(791,446)
Unearned compensation	(665)	(698)
Accumulated other comprehensive income	1,993	2,336

Total shareholders’ deficit	(637,599)	(596,338)

	$1,375,948	$1,417,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited)

(In thousands,	For the Three Months Ended		For the Six Months Ended
except per share data)	June 30,		June 30,
	2005	2004	2005	2004
REVENUE:
Service	$98,865	$94,979	$193,560	$183,564
Roaming	25,112	26,266	44,734	52,006
Equipment	9,420	5,338	18,474	10,861

Total revenue	133,397	126,583	256,768	246,431

OPERATING EXPENSES:
Network costs, excluding depreciation	28,770	25,804	55,492	49,305
Cost of equipment sales	14,631	10,626	29,009	20,592
Selling, general and administrative	37,984	33,091	73,474	63,497
Depreciation and amortization	23,959	18,771	46,926	35,915
Impairment of assets	7,020	—	7,020	—

Total operating expenses	112,364	88,292	211,921	169,309

OPERATING INCOME	21,033	38,291	44,847	77,122

OTHER INCOME (EXPENSE):
Interest expense	(37,621)	(31,966)	(80,328)	(86,755)
Interest and dividend income	324	328	662	946
Other	(5)	(56)	(24)	(64)

Other expense, net	(37,302)	(31,694)	(79,690)	(85,873)

INCOME (LOSS) BEFORE INCOME TAX BENEFIT	(16,269)	6,597	(34,843)	(8,751)

INCOME TAX BENEFIT	(104)	—	(209)	—

NET INCOME (LOSS)	(16,165)	6,597	(34,634)	(8,751)

PREFERRED STOCK DIVIDEND	(3,432)	(3,194)	(6,767)	(6,328)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(19,597)	$3,403	$(41,401)	$(15,079)

NET INCOME (LOSS) PER BASIC SHARE	$(1.59)	$0.28	$(3.36)	$(1.23)

NET INCOME (LOSS) PER DILUTED SHARE	$(1.59)	$0.27	$(3.36)	$(1.23)

WEIGHTED AVERAGE SHARES USED TO COMPUTE
INCOME (LOSS) PER SHARE:
Basic	12,330	12,244	12,323	12,225
Diluted	12,330	12,819	12,323	12,225

COMPREHENSIVE LOSS:
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(19,597)	$3,403	$(41,401)	$(15,079)

Adjustments — derivative financial instruments	(171)	(172)	(343)	2,635

TOTAL COMPREHENSIVE INCOME (LOSS)	$(19,768)	$3,231	$(41,744)	$(12,444)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
(In Thousands)	2005	2004
OPERATING ACTIVITIES:
Net loss	$(34,634)	$(8,751)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	46,926	35,915
Loss on write-off of debt issuance costs	151	12,336
Mark-to-market adjustments — financial instruments	—	4,339
Gain on repurchase of preferred stock	(5,554)	(15,276)
Non-cash preferred stock dividends	3,797	13,883
Impairment of assets	7,020	—
Deferred income taxes	(209)	—
Other	2,602	2,775
Change in other operating elements:
Accounts receivable	(5,228)	2,248
Inventories	(1,687)	294
Other current assets	(677)	(484)
Accounts payable	(5,223)	(9,016)
Advance billings and customer deposits	409	1,477
Accrued preferred stock dividends	23,873	14,897
Accrued interest	26	5,836
Other accrued expenses	1,189	(1,786)

Net cash provided by operating activities	32,781	58,687

INVESTING ACTIVITIES:
Purchases of property and equipment	(64,649)	(36,559)
Net proceeds from property exchange	—	13,583
Proceeds from sale of property and equipment	89	35
Other	(77)	(13)

Net cash used in investing activities	(64,637)	(22,954)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	408	169
Repayments of long-term debt under the credit agreement	—	(525,724)
Proceeds from issuance of 8 1/4% senior secured notes	—	350,000
Proceeds from issuance of senior secured floating rate notes	—	160,000
Repurchase of preferred stock	(13,355)	(49,385)
Payments to settle interest rate swaps	—	(7,645)
Payments of debt issuance costs	—	(13,713)
Other	(65)	(109)

Net cash used in financing activities	(13,012)	(86,407)

NET DECREASE IN CASH	(44,868)	(50,674)
CASH AND CASH EQUIVALENTS, at beginning of year	85,339	142,547

CASH AND CASH EQUIVALENTS, at end of period	$40,471	$91,873

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1) BASIS OF PRESENTATION:
Throughout this document, Rural Cellular Corporation and its subsidiaries are referred to as “RCC,” “we,” “our,” or “us.”
The accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2005 and 2004 have been prepared by management. In the opinion of management, only normal recurring adjustments necessary to fairly present the financial position, results of operations, and cash flows for all periods presented have been made.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the operating results for the full fiscal year or for any other interim periods.
2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
For a detailed discussion of our significant accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material changes in the application of our significant accounting policies. Applications of these policies in preparing the second quarter 10-Q require that estimates be made by management to fairly present the financial position of RCC.
Impairment of Long lived assets
Fixed assets and definite life intangibles are evaluated for impairment whenever indicators of impairment exist. Accounting standards require that if an impairment indicator is present, RCC must assess whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. If the carrying amount is more than the recoverable amount, an impairment charge must be recognized, based on the fair value of the asset.
Effective on June 28, 2005, the Customer Relationship Management and Billing Managed Services Agreement between Rural Cellular Corporation and Amdocs Software Systems Limited (the “Vendor”) was mutually terminated. Our GSM customers are currently being served through a transitional Vendor system implemented earlier this year. We expect that current and new GSM customers will be serviced through this transitional system until a replacement billing system becomes available. There will be no further development or implementation of the Vendor billing system. Reflecting the termination of the Agreement, we recorded a charge to operations during the three months ended June 30, 2005 of $7.0 million, reflecting the write down of certain development costs previously capitalized. Should either party not meet certain performance requirements under the termination agreement, RCC may incur additional charges by yearend.

3) ACCOUNTING FOR STOCK OPTIONS:
We account for stock option plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation expense is recognized. The following schedule shows our net income (loss) and net income (loss) per share for the three and six months ended June 30, 2005 and 2004, had compensation expense been determined consistent with the Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” The pro forma information presented below is based on several assumptions and should not be viewed as indicative of future periods.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except for per share data)	2005	2004	2005	2004
Net income (loss) applicable to common shares:
As reported	$(19,597)	$3,403	$(41,401)	$(15,079)
Fair value compensation expense	(607)	(727)	(1,214)	(1,454)

Pro forma	$(20,204)	$2,676	$(42,615)	$(16,533)

Net income (loss) per basic share:
As reported	$(1.59)	$0.28	$(3.36)	$(1.23)
Fair value compensation expense	(0.05)	(0.06)	(0.10)	(0.12)

Pro forma	$(1.64)	$0.22	$(3.46)	$(1.35)

Net income (loss) per diluted share:
As reported	$(1.59)	$0.27	$(3.36)	$(1.23)
Fair value compensation expense	(0.05)	(0.06)	(0.10)	(0.12)

Pro forma	$(1.64)	$0.21	$(3.46)	$(1.35)

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
Customer list amortization expense for the three and six months ended June 30, 2005 was approximately $4.6 million and $9.3 million, respectively. Customer list amortization expense for the three and six months ended June 30, 2004 was approximately $4.6 million and $9.2 million, respectively. Annual customer list amortization expense is estimated to be approximately $18.5 million for each of the years ending December 31, 2005 and 2006, $8.4 million in 2007 and $2.5 million in 2008.
We review goodwill and other indefinite-lived intangible assets for impairment based on the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). In accordance with this statement, goodwill is tested for impairment at the reporting unit level on an annual basis as of October 1st or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. These events or circumstances would include a significant change in the business climate, legal developments, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. In analyzing goodwill for potential impairment, we use projections of future cash flows from the reporting units. These projections are based on our view of growth rates, anticipated future economic conditions, the appropriate discount rates relative to risk, and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. If changes in growth rates, future economic conditions, discount rates, or estimates of residual values were to occur, goodwill may become impaired.

In accordance with Emerging Issues Task Force (“EITF”) No. 02-7 (“EITF 02-7”), Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, impairment tests for indefinite-lived intangible assets, including FCC licenses, are required to be performed on an annual basis or on an interim basis if an event occurs or circumstances change that would indicate the asset might be impaired. We utilize a fair value approach, incorporating discounted cash flows, to complete the test. This approach determines the fair value of the FCC licenses, using start-up model assumptions and, accordingly, incorporates cash flow assumptions regarding the investment in a network, the development of distribution channels, and other inputs for making the business operational. These inputs are included in determining free cash flows of the reporting unit, using assumptions of weighted average costs of capital and the long-term rate of growth for each reporting unit. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. If any of the assumptions were to change, FCC licenses may become impaired. There was no impairment charge in the three or six months ended June 30, 2005 and 2004 related to our assessment under SFAS No. 142.
Deferred Debt Issuance Costs
Deferred debt issuance costs relate to the credit agreement, senior secured notes, senior notes, senior subordinated notes and certain preferred stock issuances. These costs are being amortized over the terms of the respective instruments. If the related debt issuance is extinguished prior to maturity, the debt issuance costs are immediately expensed. We recorded within interest expense $151,000 of deferred debt issuance costs related to debt extinguishment in the three and six months ended June 30, 2005. We recorded within interest expense $521,000 and $12.3 million of deferred debt issuance costs related to debt extinguishment in the three and six months ended June 30, 2004, respectively.
5) LONG-TERM LIABILITIES:
     We had the following long-term liabilities outstanding (in thousands):

	June 30,	December 31,
	2005	2004
8 1/4% senior secured notes	$350,000	$350,000
Senior secured floating rate notes	160,000	160,000
9 7/8% senior notes	325,000	325,000
9 3/4% senior subordinated notes	300,000	300,000
9 5/8% senior subordinated notes	125,000	125,000
11 3/8% senior exchangeable preferred stock	159,244	174,176
Accrued dividends on 11 3/8% senior exchangeable preferred stock	42,880	34,844
12 1/4% junior exchangeable preferred stock	255,558	247,984
Accrued dividends on 12 1/4% junior exchangeable preferred stock	11,859	—
Deferred tax liability	13,770	13,979
Other	2,203	2,096

Long-term liabilities	$1,745,514	$1,733,079

Credit Agreement – As of June 30, 2005, we had $60 million in undrawn availability under our revolving credit agreement at a rate of LIBOR plus 3.0%. The credit agreement is subject to various covenants, including the ratio of senior secured indebtedness to annualized operating cash flow (as defined in the credit agreement), the ratio of total indebtedness to annualized operating cash flow, and the ratio of annualized operating cash flow to interest expense. Although the credit agreement financial covenants are not applicable unless we draw against the credit facility, we were in compliance with all of the credit agreement financial covenants at June 30, 2005. Because we have failed to pay six or more quarterly dividends on our 11 3/8% senior exchangeable preferred stock, a “Voting Rights Triggering Event” as defined in the terms of our senior preferred stock currently exists. While a “Voting Rights Triggering Event” exists, certain terms of our senior preferred stock, if enforceable, may prohibit incurrence of additional indebtedness, including borrowings under our credit facility.

Senior Secured Notes — In March 2004, we issued $160 million aggregate principal amount of senior secured floating rate notes due March 15, 2010 (“2010 notes”) and $350 million aggregate principal amount of 8 1/4% senior secured notes due March 15, 2012 (“2012 notes”). Interest on the 2010 notes is reset quarterly and payable on March 15, June 15, September 15, and December 15 of each year. The effective interest rate on the 2010 notes was 7.91% at June 30, 2005. Interest on the 2012 notes is payable on March 15 and September 15 of each year.
After March 15, 2006, we may redeem the 2010 notes, in whole or in part, at prices starting at 102.000% of the principal amount at March 15, 2006, and declining to 101.000% at March 15, 2007 and to 100.000% at March 15, 2008, plus accrued and unpaid interest to but excluding the date fixed for repurchase. At any time, which may be more than once, before March 15, 2006, we can choose to redeem up to 35% of the 2010 notes with proceeds from certain equity offerings for 100% of the aggregate principal amount of the 2010 notes redeemed plus a premium equal to the interest rate per annum on the 2010 notes applicable on the date on which notice of repurchase is given, plus accrued and unpaid interest to, but excluding, the date of repurchase. At least 65% of the aggregate principal amount of the 2010 notes issued under the indenture must remain outstanding after the repurchase.
After March 15, 2008, we may redeem the 2012 notes, in whole or in part, at prices starting at 104.125% of the principal amount at March 15, 2008, and declining to 102.063% at March 15, 2009 and 100.000% at March 15, 2010, plus accrued and unpaid interest to but excluding the date fixed for repurchase. At any time, which may be more than once, before March 15, 2007, we can choose to redeem up to 35% of the 2012 notes with proceeds from certain equity offerings for 108.250% of the aggregate principal amount of the 2012 notes redeemed, plus accrued and unpaid interest to, but excluding, the date of repurchase. At least 65% of the aggregate principal amount of the 2012 notes issued under the indenture must remain outstanding after the repurchase.
9 7/8 % Senior Notes — In 2003, RCC issued $325 million principal amount of 9 7/8% senior notes due 2010. Interest is payable on February 1 and August 1 of each year. The notes will mature on February 1, 2010. After August 1, 2007, at our option, we may redeem the 9 7/8% notes at prices starting at 104.938% of the principal amount at August 1, 2007, declining to 102.469% at August 1, 2008 and 100% at August 1, 2009, plus accrued and unpaid interest to but excluding the date fixed for repurchase. Prior to August 1, 2006, we may redeem up to 35% of the outstanding principal amount of the 9 7/8% notes at 109.875% of the principal amount plus accrued and unpaid interest to but excluding the date fixed for repurchase with the net cash proceeds of certain equity offerings.
9 3/4 % Senior Subordinated Notes — In 2002, we issued $300 million principal amount of 9 3/4% senior subordinated notes due 2010. Interest on the 9 3/4% senior subordinated notes is payable semi-annually on January 15 and July 15. The 9 3/4% senior subordinated notes will mature on January 15, 2010. After January 15, 2006, at our option, we may redeem the 9 3/4% notes at prices starting at 104.875% of the principal amount at January 15, 2006, declining to 103.250%, 101.625%, and 100.000% at January 15, 2007, 2008, and 2009, respectively, plus accrued and unpaid interest to but excluding the date fixed for repurchase.
9 5/8 % Senior Subordinated Notes — In 1998, RCC issued $125 million principal amount of 9 5/8% senior subordinated notes due 2008. Interest on the senior subordinated notes is payable semi-annually on May 15 and November 15. The senior subordinated notes will mature on May 15, 2008, and are redeemable, in whole or in part, at our option, at a rate of 101.604% of the principal amount at May 15, 2005, declining to 100.000% at May 15, 2006, plus accrued and unpaid interest to but excluding the date fixed for repurchase.

11 3/8% Senior Exchangeable Preferred Stock — Due May 15, 2010. Dividends on the senior exchangeable preferred stock are cumulative, are payable quarterly, and were payable, until May 15, 2003, at our option either in cash or by the issuance of additional shares of senior exchangeable preferred stock having an aggregate liquidation preference equal to the amount of such dividends. We have not declared or paid the cash dividends due since August 2003.
We may redeem the senior exchangeable preferred stock, in whole or in part, at any time at a repurchase price equal to 102.844% at May 15, 2005, declining to 101.422% at May 15, 2006, and 100.000% at May 15, 2007, plus accumulated and unpaid dividends, if any, to but excluding the repurchase date. We have accrued the undeclared dividends by increasing the carrying amount of the senior exchangeable preferred stock. At June 30, 2005, RCC had accrued $42.9 million in undeclared dividends with respect to our senior exchangeable preferred stock, which will be payable at the senior preferred mandatory repurchase date, if not sooner declared and paid.
Because we have failed to pay at least six quarterly dividends on our senior exchangeable preferred stock, the holders of senior exchangeable preferred stock exercised their right to elect two directors. James V. Continenza and Jacques Leduc were elected to our board at our annual meeting on May 24, 2005.
Gain on repurchase of preferred stock.
During the three months ended June 30, 2005, we repurchased 14,932 shares of our senior exchangeable preferred stock, for $13.4 million. These shares had accrued $4.0 million in unpaid dividends. The resulting $5.6 million gain on repurchase of preferred shares was recorded as a reduction of interest expense. We did not repurchase any of our senior exchangeable preferred stock during the three months ended March 31, 2005.
During the three and six months ended June 30, 2004, we repurchased 42,750 and 57,750 shares of our senior exchangeable preferred stock for $36.0 million and $49.4 million, respectively. During the three and six months ended June 30, 2004, the repurchases resulted in gains on repurchase of $12.1 million and $15.3 million, respectively. The resulting gains on repurchase of preferred shares were recorded as a reduction of interest expense.
12 1/4% Junior Exchangeable Preferred Stock — Due February 15, 2011. Dividends on the junior exchangeable preferred stock are cumulative, are payable quarterly, and were payable until February 15, 2005, at our option, either in cash or by the issuance of additional shares of junior exchangeable preferred stock having an aggregate liquidation preference equal to the amount of such dividends. We have not declared or paid the cash dividends due on May 15, 2005 or August 15, 2005.
We may redeem the junior exchangeable preferred stock, in whole or in part, at any time, at a repurchase price equal to 106.125% of the liquidation preference at February 15, 2005, declining to 104.594% at February 15, 2006, 103.063% at February 15, 2007, 101.531% at February 15, 2008, and 100.000% at February 15, 2009, plus accumulated and unpaid dividends, if any, to but excluding the repurchase date.
If we fail to pay at least six quarterly dividends on our junior exchangeable preferred stock, the holders of junior exchangeable preferred stock will have the right to elect the lesser of two directors or the number of directors constituting 25% of the members of our board by following the procedures set forth in the certificate of designation.
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

At June 30, 2005, RCC had accrued $42.9 million and $11.9 million in undeclared dividends with respect to our senior and junior exchangeable preferred securities, respectively, which will be payable at their mandatory repurchase dates, if not sooner declared and paid.
6) PREFERRED SECURITIES:
We have issued the following preferred stock with liquidation preferences of $1,000 per share:

				Other
			Conversion	features,	Number of	Accrued
		Dividend	price to	rights,	shares	dividends at	Total
	Repurchase	rate per	common	preferences	originally	June 30, 2005	Valuation
	Date	annum	stock	and powers	issued	(In thousands)	(In thousands)
Class M Voting Convertible Preferred Stock	April 3, 2012	8.000%	$53.000	Voting	110,000	$56,616	$166,616
Class T Convertible Preferred Stock	April 1, 2020	4.000%	$50.631	Non-Voting	7,541	1,583	9,124

Total					117,541	$58,199	$175,740

Preferred security balance sheet reconciliation (in thousands):

As of
June 30, 2005
Preferred securities originally issued	$117,541
Accrued dividends	58,199
Unamortized issuance costs	(2,677)

$173,063

Dividends on the Class M convertible preferred stock are compounded quarterly, accrue at 8% per annum, and are payable upon repurchase or upon liquidation of RCC. The Class M convertible preferred stock is convertible into our Class A common stock at $53.00 per share subject to certain adjustments. Dividends are not payable if the shares are converted. The holders of the Class M convertible preferred stock are entitled to vote on all matters submitted to the holders of the common stock on an as-converted basis.
In order to comply with the FCC rules regarding cross-ownership of cellular licensees within a given market, we issued 7,541 shares of Class T convertible preferred stock with a liquidation preference of $1,000 per share to Telephone and Data Systems, Inc. (“TDS”) on June 30, 2000 in exchange for 43,000 shares of Class A common stock and 105,940 shares of Class B common stock owned by TDS or its affiliates. TDS or RCC can convert the convertible preferred stock into the original number of shares of Class A or Class B common stock in the future if ownership by TDS or its affiliates of the common stock would then be permissible under FCC rules. Dividends on the Class T convertible preferred stock are cumulative, have a fixed coupon rate of 4% per annum, and are payable in April 2020. Dividends are not payable if the shares are converted. Shares of Class T convertible preferred stock are non-voting, except as otherwise required by law and as provided in the Certificate of Designation.
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
The senior exchangeable preferred stock, junior exchangeable preferred stock, Class M convertible preferred stock, and Class T convertible preferred stock are redeemable at 100% of their total liquidation preference plus accumulated and unpaid dividends at their respective repurchase dates.

7) NET INTEREST EXPENSE
Components of interest expense are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2005	2004	2005	2004
Interest expense on credit agreement	$—	$—	$—	$4,884
Interest expense on senior secured notes	10,277	9,788	20,334	10,314
Interest expense on senior notes	8,023	8,024	16,047	16,047
Interest expense on senior subordinated notes	10,320	10,321	20,641	20,641
Amortization of debt issuance costs	1,170	1,112	2,340	2,370
Write-off of debt issuance costs	151	521	151	12,336
Senior and junior preferred stock dividends	14,015	14,174	27,670	28,780
Effect of derivative instruments	(171)	(172)	(343)	5,552
Gain on repurchase of senior exchangeable preferred stock	(5,554)	(12,078)	(5,554)	(15,276)
Other	(610)	276	(958)	1,107

	$37,621	$31,966	$80,328	$86,755

Gain on repurchase of preferred stock. During the three months ended June 30, 2005, we repurchased 14,932 shares of 11 3/8% senior exchangeable preferred stock for $13.4 million. These shares had accrued $4.0 million in unpaid dividends. The corresponding $5.6 million gain on the repurchase of preferred shares, not including transaction commissions and other related fees, was recorded as a reduction of interest expense. We did not repurchase any of our senior exchangeable preferred stock during the first quarter of 2005.
During the three and six months ended June 30, 2004, we repurchased 42,750 and 57,750 shares of our senior exchangeable preferred stock for $36.0 million and $49.4 million, respectively. During the three and six months ended June 30, 2004, including the accrued unpaid dividends of $5.4 million and $6.9 million, the repurchases resulted in gains on repurchase of $12.1 million and $15.3 million, respectively. The corresponding gains on the repurchase of senior exchangeable preferred stock, not including transaction commissions and other related fees, were recorded as a reduction of interest expense.
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
The financial accounting records of RGI Group, Inc. (“RGI”), a guarantor subsidiary, are not maintained on a stand-alone basis and, accordingly, are included in the parent company financial presentation. RGI’s assets were approximately $6 million as of June 30, 2005 and December 31, 2004.

THE FOLLOWING CONSOLIDATING FINANCIAL INFORMATION AS OF THE DATES AND FOR THE PERIODS INDICATED OF RURAL CELLULAR CORPORATION (THE PARENT), ITS GUARANTOR SUBSIDIARIES, AND ITS NON-GUARANTOR SUBSIDIARY REFLECTS ALL INTER-COMPANY REVENUE AND EXPENSE.

Balance Sheet Information as of June 30, 2005 (unaudited)
(In thousands, except per share data):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$38,125	$2,316	$30	$—	$40,471
Accounts receivable, less allowance for doubtful accounts	19,112	48,789	2,222	—	70,123
Inventories	1,197	7,833	315	—	9,345
Other current assets	3,028	2,293	64	—	5,385
Intercompany receivable	46,545	—	—	(46,545)	—

Total current assets	108,007	61,231	2,631	(46,545)	125,324

PROPERTY AND EQUIPMENT, net	52,379	218,590	10,342	—	281,311

LICENSES AND OTHER ASSETS:
Licenses, net	—	539,834	8,679	—	548,513
Goodwill, net	3,149	345,535	—	—	348,684
Customer lists, net	1,113	37,472	—	—	38,585
Deferred debt issuance costs, net	27,332	—	—	—	27,332
Investment in consolidated subsidiaries	1,161,339	—	—	(1,161,339)	—
Other assets, net	3,495	7,984	2,369	(7,649)	6,199

Total licenses and other assets	1,196,428	930,825	11,048	(1,168,988)	969,313

	$1,356,814	$1,210,646	$24,021	$(1,215,533)	$1,375,948

CURRENT LIABILITIES:
Accounts payable	$16,200	$18,002	$703	$—	$34,905
Current portion of long-term debt	37	—	—	—	37
Advance billings and customer deposits	2,259	8,935	291	—	11,485
Accrued interest	37,340	—	—	—	37,340
Other accrued expenses	34,634	50,880	53	(74,364)	11,203
Intercompany liabilities	—	48,481	(1,936)	(46,545)	—

Total current liabilities	90,470	126,298	(889)	(120,909)	94,970
LONG-TERM LIABILITIES	1,730,880	1,089,680	41,024	(1,116,070)	1,745,514

Total liabilities	1,821,350	1,215,978	40,135	(1,236,979)	1,840,484

REDEEMABLE PREFERRED STOCK	173,063	—	—	—	173,063

SHAREHOLDERS’ EQUITY (DEFICIT):
Class A common stock; $.01 par value; 200,000 shares authorized,11,946 outstanding	119	918	—	(918)	119
Class B common stock; $.01 par value; 10,000 shares authorized, 540 outstanding	5	—	—	—	5
Additional paid-in capital	193,796	760,152	31,679	(791,831)	193,796
Accumulated earnings (deficit)	(832,847)	(766,402)	(47,793)	814,195	(832,847)
Unearned compensation	(665)	—	—	—	(665)
Accumulated other comprehensive income	1,993	—	—	—	1,993

Total shareholders’ equity (deficit)	(637,599)	(5,332)	(16,114)	21,446	(637,599)

	$1,356,814	$1,210,646	$24,021	$(1,215,533)	$1,375,948

Balance Sheet Information as of December 31, 2004 (in thousands, except per share data):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$84,068	$1,253	$18	$—	$85,339
Accounts receivable, less allowance for doubtful accounts	17,047	43,252	2,250	—	62,549
Inventories	1,905	5,435	318	—	7,658
Other current assets	1,669	2,425	81	—	4,175

Total current assets	104,689	52,365	2,667	—	159,721

PROPERTY AND EQUIPMENT, net	61,016	203,148	11,969	—	276,133

LICENSES AND OTHER ASSETS:
Licenses, net	—	539,834	8,679	—	548,513
Goodwill, net	3,149	345,533	—	—	348,682
Customer lists, net	1,268	46,600	—	—	47,868
Deferred debt issuance costs, net	30,228	—	—	—	30,228
Investment in consolidated subsidiaries	1,184,801	—	—	(1,184,801)	—
Other assets, net	3,453	10,245	2,518	(9,911)	6,305

Total licenses and other assets	1,222,899	942,212	11,197	(1,194,712)	981,596

	$1,388,604	$1,197,725	$25,833	$(1,194,712)	$1,417,450

CURRENT LIABILITIES:
Accounts payable	$22,609	$28,991	$865	$—	$52,465
Current portion of long-term debt	81	—	—	—	81
Advance billings and customer deposits	2,147	8,619	310	—	11,076
Accrued interest	41,112	—	—	—	41,112
Other accrued expenses	34,442	49,248	42	(74,053)	9,679

Total current liabilities	100,391	86,858	1,217	(74,053)	114,413
LONG-TERM LIABILITIES	1,718,255	1,852,703	41,025	(1,878,904)	1,733,079

Total liabilities	1,818,646	1,939,561	42,242	(1,952,957)	1,847,492

REDEEMABLE PREFERRED STOCK	166,296	—	—	—	166,296

SHAREHOLDERS’ EQUITY (DEFICIT):

Class A common stock; $.01 par value; 200,000 shares authorized, 11,836 outstanding	118	918	—	(918)	118
Class B common stock; $.01 par value; 10,000 shares authorized, 540 outstanding	5	—	—	—	5
Additional paid-in capital	193,347	349	31,679	(32,028)	193,347
Accumulated earnings (deficit)	(791,446)	(743,103)	(48,088)	791,191	(791,446)
Unearned compensation	(698)	—	—	—	(698)
Accumulated other comprehensive income	2,336	—	—	—	2,336

Total shareholders’ equity (deficit)	(596,338)	(741,836)	(16,409)	758,245	(596,338)

	$1,388,604	$1,197,725	$25,833	$(1,194,712)	$1,417,450

Statement of Operations Information for the Three Months Ended June 30, 2005
(unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUE:
Service	$23,155	$74,059	$1,848	$(197)	$98,865
Roaming	4,768	18,173	2,172	(1)	25,112
Equipment	1,511	7,739	170	—	9,420

Total revenue	29,434	99,971	4,190	(198)	133,397

OPERATING EXPENSES:
Network costs, excluding depreciation	5,029	23,089	818	(166)	28,770
Cost of equipment sales	2,646	11,684	301	—	14,631
Selling, general and administrative	8,954	27,802	1,260	(32)	37,984
Depreciation and amortization	4,393	18,721	845	—	23,959
Impairment of assets	7,020	—	—	—	7,020

Total operating expenses	28,042	81,296	3,224	(198)	112,364

OPERATING INCOME	1,392	18,675	966	—	21,033

OTHER INCOME (EXPENSE):
Interest expense	(37,601)	(26,210)	(758)	26,948	(37,621)
Interest and dividend income	27,270	—	2	(26,948)	324
Inter-company charges	6,521	(6,521)	—	—	—
Equity in subsidiaries	(13,748)	—	—	13,748	—
Other	1	(6)	—	—	(5)

Other expense, net	(17,557)	(32,737)	(756)	13,748	(37,302)

INCOME (LOSS) BEFORE INCOME TAXES	(16,165)	(14,062)	210	13,748	(16,269)

INCOME TAX PROVISION (BENEFIT)	—	(1,199)	—	1,095	(104)

NET INCOME (LOSS)	(16,165)	(12,863)	210	12,653	(16,165)

PREFERRED STOCK DIVIDEND	(3,432)	—	—	—	(3,432)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(19,597)	$(12,863)	$210	$12,653	$(19,597)

Statement of Operations Information for the Six Months Ended June 30, 2005
(unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUE:
Service	$45,367	$144,757	$3,845	$(409)	$193,560
Roaming	8,592	32,016	4,128	(2)	44,734
Equipment	3,062	15,091	321	—	18,474

Total revenue	57,021	191,864	8,294	(411)	256,768

OPERATING EXPENSES:
Network costs, excluding depreciation	10,008	44,244	1,543	(303)	55,492
Cost of equipment sales	5,514	22,927	568	—	29,009
Selling, general and administrative	17,344	53,706	2,532	(108)	73,474
Depreciation and amortization	8,954	36,081	1,891	—	46,926
Impairment of assets	7,020	—	—	—	7,020

Total operating expenses	48,840	156,958	6,534	(411)	211,921

OPERATING INCOME	8,181	34,906	1,760	—	44,847

OTHER INCOME (EXPENSE):
Interest expense	(80,284)	(52,136)	(1,467)	53,559	(80,328)
Interest and dividend income	54,210	9	2	(53,559)	662
Inter-company charges	6,787	(6,787)	—	—	—
Equity in subsidiaries	(23,535)	—	—	23,535	—
Other	7	(31)	—	—	(24)

Other expense, net	(42,815)	(58,945)	(1,465)	23,535	(79,690)

INCOME (LOSS) BEFORE INCOME TAXES	(34,634)	(24,039)	295	23,535	(34,843)

INCOME TAX PROVISION (BENEFIT)	—	(740)	—	531	(209)

NET INCOME (LOSS)	(34,634)	(23,299)	295	23,004	(34,634)

PREFERRED STOCK DIVIDEND	(6,767)	—	—	—	(6,767)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(41,401)	$(23,299)	$295	$23,004	$(41,401)

Statement of Operations Information for the Three Months Ended June 30, 2004
(unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUE:
Service	$22,949	$69,912	$2,169	$(51)	$94,979
Roaming	3,444	21,163	1,660	(1)	26,266
Equipment	1,193	3,945	200	—	5,338

Total revenue	27,586	95,020	4,029	(52)	126,583

OPERATING EXPENSES:
Network costs, excluding depreciation	4,311	20,550	995	(52)	25,804
Cost of equipment sales	1,686	8,666	274	—	10,626
Selling, general and administrative	8,988	22,843	1,260	—	33,091
Depreciation and amortization	3,849	14,036	886	—	18,771

Total operating expenses	18,834	66,095	3,415	(52)	88,292

OPERATING INCOME	8,752	28,925	614	—	38,291

OTHER INCOME (EXPENSE):
Interest expense	(31,926)	(41,785)	(587)	42,332	(31,966)
Interest and dividend income	42,655	5	—	(42,332)	328
Inter-company charges	(8,326)	8,261	65	—	—
Equity in subsidiaries	(4,524)	—	—	4,524	—
Other	(5)	(51)	—	—	(56)

Other expense, net	(2,126)	(33,570)	(522)	4,524	(31,694)

INCOME (LOSS) BEFORE INCOME TAXES	6,626	(4,645)	92	4,524	6,597

INCOME TAX PROVISION (BENEFIT)	29	7,549	—	(7,578)	—

NET INCOME (LOSS)	6,597	(12,194)	92	12,102	6,597

PREFERRED STOCK DIVIDEND	(3,194)	—	—	—	(3,194)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$3,403	$(12,194)	$92	$12,102	$3,403

Statement of Operations Information for the Six Months Ended June 30, 2004
(unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUE:
Service	$40,807	$138,492	$4,361	$(96)	$183,564
Roaming	5,596	43,377	3,036	(3)	52,006
Equipment	2,403	8,051	407	—	10,861

Total revenue	48,806	189,920	7,804	(99)	246,431

OPERATING EXPENSES:
Network costs, excluding depreciation	8,146	39,317	1,941	(99)	49,305
Cost of equipment sales	3,334	16,673	585	—	20,592
Selling, general and administrative	15,389	45,529	2,579	—	63,497
Depreciation and amortization	7,127	27,033	1,755	—	35,915

Total operating expenses	33,996	128,552	6,860	(99)	169,309

OPERATING INCOME	14,810	61,368	944	—	77,122

OTHER INCOME (EXPENSE):
Interest expense	(86,688)	(79,622)	(1,160)	80,715	(86,755)
Interest and dividend income	81,656	5	—	(80,715)	946
Inter-company charges	(12,974)	12,974	—	—	—
Equity in subsidiaries	(5,544)	—	—	5,544	—
Other	(6)	(58)	—	—	(64)

Other expense, net	(23,556)	(66,701)	(1,160)	5,544	(85,873)

INCOME (LOSS) BEFORE INCOME TAXES	(8,746)	(5,333)	(216)	5,544	(8,751)

INCOME TAX PROVISION (BENEFIT)	5	13,442	—	(13,447)	—

NET INCOME (LOSS)	(8,751)	(18,775)	(216)	18,991	(8,751)

PREFERRED STOCK DIVIDEND	(6,328)	—	—	—	(6,328)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(15,079)	$(18,775)	$(216)	$18,991	$(15,079)

Statement of Cash Flows Information for Six Months Ended June 30, 2005
(unaudited) (in thousands):

		Guarantor	Non Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(34,634)	$(23,299)	$295	$23,004	$(34,634)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization	8,954	36,081	1,891	—	46,926
Loss on write-off of debt issuance costs	151	—	—	—	151
Gain on repurchase of preferred stock	(5,554)	—	—	—	(5,554)
Non-cash preferred stock dividends	3,797	—	—	—	3,797
Impairment of assets	7,020	—	—	—	7,020
Deferred income taxes	—	(740)	—	531	(209)
Other	2,562	41	(1)	—	2,602
Change in other operating elements:
Accounts receivable	436	(5,691)	27	—	(5,228)
Inventories	708	(2,398)	3	—	(1,687)
Other current assets	(827)	133	17	—	(677)
Accounts payable	(6,409)	1,348	(162)	—	(5,223)
Advance billings and customer deposits	113	316	(20)	—	409
Accrued preferred stock dividends	23,873	—	—	—	23,873
Accrued interest	26	—	—	—	26
Other accrued expenses	(143)	1,322	10	—	1,189

Net cash provided by operating activities	73	7,113	2,060	23,535	32,781

INVESTING ACTIVITIES:
Purchases of property and equipment	(9,858)	(54,680)	(111)	—	(64,649)
Proceeds from sale of property and equipment	12	77	—	—	89
Other	(76)	(1)	—	—	(77)

Net cash used in investing activities	(9,922)	(54,604)	(111)	—	(64,637)

FINANCING ACTIVITIES:
Change in parent company receivable and payable	(23,082)	48,554	(1,937)	(23,535)	—
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	408	—	—	—	408
Repurchase of preferred stock	(13,355)	—	—	—	(13,355)
Other	(65)	—	—	—	(65)

Net cash (used in) provided by financing activities	(36,094)	48,554	(1,937)	(23,535)	(13,012)

NET INCREASE (DECREASE) IN CASH	(45,943)	1,063	12	—	(44,868)
CASH AND CASH EQUIVALENTS, at beginning of year	84,068	1,253	18	—	85,339

CASH AND CASH EQUIVALENTS, at end of period	$38,125	$2,316	$30	$—	$40,471

Statement of Cash Flows information for the Six months Ended June 30, 2004
(unaudited) (in thousands):

		Guarantor	Non Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(8,751)	$(18,775)	$(216)	$18,991	$(8,751)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	7,127	27,033	1,755	—	35,915
Loss on write-off of debt issuance costs	12,336	—	—	—	12,336
Mark-to-market adjustments – financial instruments	4,339	—	—	—	4,339
Gain on repurchase of preferred stock	(15,276)	—	—	—	(15,276)
Non-cash preferred stock dividends	13,883	—	—	—	13,883
Deferred income taxes	5	13,442	—	(13,447)	—
Other	2,825	(7)	(43)	—	2,775
Change in other operating elements:
Accounts receivable	2,851	(584)	(19)	—	2,248
Inventories	(52)	229	117	—	294
Other current assets	(719)	77	158	—	(484)
Accounts payable	(8,753)	(193)	(70)	—	(9,016)
Advance billings and customer deposits	26	1,426	25	—	1,477
Accrued preferred stock dividends	14,897	—	—	—	14,897
Accrued interest	5,836	—	—	—	5,836
Other accrued expenses	(2,010)	300	(76)	—	(1,786)

Net cash provided by operating activities	28,564	22,948	1,631	5,544	58,687

INVESTING ACTIVITIES:
Purchases of property and equipment	(11,987)	(24,139)	(433)	—	(36,559)
Net proceeds from property exchange	(403)	13,986	—	—	13,583
Proceeds from sale of property and equipment	18	17	—	—	35
Other	4	(17)	—	—	(13)

Net cash used in investing activities	(12,368)	(10,153)	(433)	—	(22,954)

FINANCING ACTIVITIES:
Change in parent company receivable and payable.	19,381	(12,647)	(1,190)	(5,544)	—
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	169	—	—	—	169
Repayments of long-term debt under the credit agreement	(525,724)	—	—	—	(525,724)
Proceeds from issuance of 8 1/4% senior secured notes	350,000	—	—	—	350,000
Proceeds from issuance of floating rate senior secured notes	160,000	—	—	—	160,000
Repurchase of preferred stock	(49,385)	—	—	—	(49,385)
Payments to settle interest rate swaps	(7,645)	—	—	—	(7,645)
Payments of debt issuance costs	(13,713)	—	—	—	(13,713)
Other	(109)	—	—	—	(109)

Net cash used in financing activities	(67,026)	(12,647)	(1,190)	(5,544)	(86,407)

NET INCREASE (DECREASE) IN CASH	(50,830)	148	8	—	(50,674)

CASH AND CASH EQUIVALENTS, at beginning of year	141,263	1,266	18	—	142,547

CASH AND CASH EQUIVALENTS, at end of period	$90,433	$1,414	$26	$—	$91,873

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS OVERVIEW
We are a wireless communications service provider focusing primarily on rural markets in the United States. Our principal operating objective is to increase revenue and achieve profitability through increased penetration in existing wireless markets.
Our operating regions include portions of five states in the Northeast, three states in the Northwest, four states in the Midwest, and three states in the South. Within each of our four regions, we have a strong local sales and customer service presence in the communities we serve.
Our marketed networks covered a total population of approximately 6.4 million POPs and served approximately 717,000 voice customers as of June 30, 2005. We have preferred roaming relationships with Cingular Wireless, LLC, T-Mobile, and Verizon Wireless in our various regions. We believe our network overlay and expansion efforts, which we expect to be substantially complete in 2005, will improve our ability to attract customers in addition to providing our roaming partners greater access to our networks.
We have recently decided to centralize and streamline our business processes in order to redeploy resources to better support our new products and services. RCC’s sales, customer service, network operations, and financial areas will now be managed on a functional basis through a centralized management structure. We believe this change should allow us to more efficiently apply best practices company-wide, streamline decision-making and reframe our relationship with customers.
Summary of three months ended June 30, 2005
Our second quarter operating highlights reflect:
•	Continued construction of our 2.5G networks and, accordingly, improved roaming minutes over the comparable period of the previous year,

•	Continued transition of our 2.0G customers to 2.5G handsets,

•	Increased service revenue, primarily reflecting higher Local Service Revenue (“LSR”) and Universal Service Fund (“USF”) support,

•	Increased costs required to support and market 2.5G networks, products, and customers,

•	Increased customer churn and declining customers reflecting;
°	Transitional stage of our networks,

°	Increased customer care needs, which we encountered during the commercial introduction of our GSM networks,

°	Network performance issues,

°	Next generation billing system issues, and

°	The mutual termination of a Customer Relationship Management and Billing Managed Services Agreement, which resulted in a $7.0 million net impairment charge.
For the three months ended June 30, 2005 as compared to the three months ended June 30, 2004, service revenue increased 4.1% to $98.9 million and LSR increased to $50 as compared with $47. Contributing to the increase in LSR were increased levels of USF and increased access and features revenue. During the three months ended June 30, 2005, our total customers decreased by 9,992 to 716,755 at June 30, 2005 as compared to 726,747 at March 31, 2005.
Roaming revenue for the three months ended June 30, 2005 was $25.1 million as compared to $26.3 million in the three months ended June 30, 2004. The decline in roaming revenue reflects the following:
•	Outcollect roaming yield declining to $0.14 per minute in the three months ended June 30, 2005 as compared to $0.16 per minute in the three months ended June 30, 2004, and

•	The transitional status of our next generation networks.

At June 30, 2005, approximately 88% of our 944 cell sites were equipped with next-generation technology. The accelerated transition by our national roaming partners to next generation handsets has challenged us to accelerate the construction of our GSM networks and, we believe, negatively impacted our roaming revenue during the three months ended June 30, 2005. During the three months ended June 30, 2005 and 2004, 2.5G outcollect minutes accounted for 72% and 32%, respectively, of our total outcollect minutes. Our South region, the last remaining region to convert to next generation networks, started to report GSM roaming activity in late March 2005 in Alabama. In June 2005, GSM roaming activity began in our South region’s Mississippi and Kansas markets.
We expect capital spending for 2005 to be approximately $100 million as compared to $94.4 million in 2004. Through June 30, 2005, capital expenditures totaled $64.6 million.
Operating revenue
Our revenue primarily consists of service, roaming, and equipment revenue, each of which is described below:
•	Service revenue includes monthly access charges, charges for airtime used in excess of the time included in the service package purchased, long distance charges derived from calls placed by customers, data related services, as well as wireless and paging equipment lease revenue.

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
•	Roaming revenue includes only outcollect revenue, which we receive when other wireless providers’ customers use our network.

•	Equipment revenue includes sales of wireless equipment and accessories to customers, network equipment reselling, and customer activation fees.
Operating expenses
Our operating expenses include network costs, cost of equipment sales, selling, general and administrative expenses, and depreciation and amortization, each of which is described below:
•	Network costs include switching and transport expenses and expenses associated with the maintenance and operation of our wireless network facilities, including salaries for employees involved in network operations, site costs, charges from other service providers for resold minutes, and the expense associated with incollect revenue.

•	Cost of equipment sales includes costs associated with telephone equipment and accessories sold to customers. In recent years, we and other wireless providers have increased the use of discounts on phone equipment as competition between service providers has intensified. As a result, we have incurred, and expect to continue to incur, losses on equipment sales per gross additional and migrated customer. We expect to continue these discounts and promotions because we believe they will increase the number of our wireless customers and, consequently, increase service revenue.

•	Selling, general and administrative (“SG&A”) expenses include salaries, benefits, and operating expenses such as marketing, commissions, customer support, accounting, administration, and billing. We also include in SG&A contributions payable to the USF.

•	Depreciation and amortization represents the costs associated with the depreciation of fixed assets and the amortization of customer lists and spectrum relocation. Pursuant to SFAS No. 142, RCC treats licenses and goodwill as having indefinite useful lives and, therefore, since January 1, 2002, these assets have not been amortized.

Other expenses
In addition to the operating expenses discussed above, RCC also incurs other expenses, primarily interest on debt and dividends on preferred stock.
•	Interest expense primarily results from the issuance of outstanding notes and exchangeable preferred stock, the proceeds of which were used to finance acquisitions, repay other borrowings, and further develop our wireless network.

Interest expense includes the following:
°	Interest expense on our credit agreement, senior secured notes, senior notes, and senior subordinated notes,

°	Amortization of debt issuance costs,

°	Early extinguishment of debt issuance costs,

°	Dividends on senior and junior exchangeable preferred stock,

°	Amortization of preferred stock issuance costs,

°	Gain (loss) on derivative instruments, and

°	Gains on repurchase of preferred stock.
•	Preferred stock dividends are accrued on our outstanding Class M convertible preferred stock and Class T convertible preferred stock.
Customer Base
At June 30, 2005, our customer base consisted of three types of customers: postpaid, wholesale, and prepaid. Postpaid customers accounted for the largest portion of our customer base as of that date, at 86.2%. These customers pay a monthly access fee for a wireless service plan that generally includes a fixed number of minutes and certain service features. In addition to the monthly access fee, these customers are typically billed in arrears for long-distance charges, roaming charges, and minutes of use exceeding the rate plans. Our wholesale customers are similar to our postpaid customers in that they pay monthly fees to utilize our network and services; however, the customers are billed by a third party (reseller), who has effectively resold our service to the end user (customer). We in turn bill the third party for the monthly usage of the end user. Wholesale customers accounted for 11.1% of our total customer base as of June 30, 2005. Our prepaid customers accounted for 2.7% of our customer base as of June 30, 2005.

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
Property, Plant and Equipment and Definite Life Intangibles Impairment
Fixed assets and definite life intangibles are evaluated for impairment whenever indicators of impairment exist. Accounting standards require that if an impairment indicator is present, we must assess whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. If the carrying amount is more than the recoverable amount, an impairment charge must be recognized, based on the fair value of the asset. We believe that the accounting estimate related to asset impairment is a “significant accounting estimate” because: (1) it requires us to make assumptions about future revenues and costs of sales over the life of the asset, (2) judgment is involved in determining the occurrence of a “triggering event,” and (3) recognizing an impairment could have a material impact on our financial position and results of operations. Our assumptions about future revenues require significant judgment because actual revenues have fluctuated in the past and may continue to do so. In estimating future revenues, we use our internal business forecasts. We develop our forecasts based on recent revenue data for existing products and services, planned timing of new products and services, and other industry and economic factors. When indicators are present, RCC tests for impairment.
Effective on June 28, 2005, the Customer Relationship Management and Billing Managed Services Agreement dated February 5, 2004 (the “Agreement”), between Rural Cellular Corporation and the Vendor was mutually terminated. Our GSM customers are currently being served through a transitional Vendor system implemented earlier this year. We expect that current and new GSM customers will be serviced through this transitional system until a replacement billing system becomes available. There will be no further development or implementation of the Vendor billing system. Reflecting the termination of the Agreement, we recorded a charge to operations during the second quarter of 2005 of $7.0 million, reflecting the write down of certain development costs previously capitalized. Should either party not meet certain performance requirements under the termination agreement, RCC may incur additional charges by yearend.
For a detailed discussion of our significant accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material changes in the application of our significant accounting policies subsequent to the report. Applications of these policies in preparing the second quarter 10-Q require that estimates be made by management to fairly present the financial position of RCC.

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

	Three months ended June 30,				Six months ended June 30,
	2005		2004		2005		2004
		%		%		%		%
(in thousands)	Actual	of revenue	Actual	of revenue	Actual	of revenue	Actual	of revenue
REVENUE:
Service	$98,865	74.1%	$94,979	75.0%	$193,560	75.4%	$183,564	74.5%
Roaming	25,112	18.8	26,266	20.8	44,734	17.4	52,006	21.1
Equipment	9,420	7.1	5,338	4.2	18,474	7.2	10,861	4.4

Total revenue	133,397	100.0	126,583	100.0	256,768	100.0	246,431	100.0

OPERATING EXPENSES:
Network costs, excluding depreciation	28,770	21.6	25,804	20.4	55,492	21.6	49,305	19.9
Cost of equipment sales	14,631	10.9	10,626	8.4	29,009	11.3	20,592	8.4
Selling, general and administrative	37,984	28.5	33,091	26.1	73,474	28.6	63,497	25.8
Depreciation and amortization	23,959	18.0	18,771	14.8	46,926	18.3	35,915	14.6
Impairment of assets	7,020	5.2	—	—	7,020	2.7	—	—

Total operating expenses	112,364	84.2	88,292	69.7	211,921	82.5	169,309	68.7

OPERATING INCOME	21,033	15.8	38,291	30.3	44,847	17.5	77,122	31.3

OTHER INCOME (EXPENSE):
Interest expense	(37,621)	(28.2)	(31,966)	(25.4)	(80,328)	(31.3)	(86,755)	(35.2)
Interest and dividend income	324	0.2	328	0.3	662	0.3	946	0.4
Other	(5)	0.0	(56)	0.0	(24)	0.0	(64)	0.0

Other expense, net	(37,302)	(28.0)	(31,694)	(25.1)	(76,690)	(31.0)	(85,873)	(34.8)

INCOME (LOSS) BEFORE INCOME TAX BENEFIT	(16,269)	(12.2)	6,597	5.2	(34,843)	(13.5)	(8,751)	(3.5)

INCOME TAX BENEFIT	(104)	(0.1)	—	—	(209)	(0.1)	—	—

NET INCOME (LOSS)	(16,165)	(12.1)	6,597	5.2	(34,634)	(13.4)	(8,751)	(3.5)
PREFERRED STOCK DIVIDEND	(3,432)	(2.6)	(3,194)	(2.5)	(6,767)	(2.6)	(6,328)	(2.6)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(19,597)	(14.7)%	$3,403	2.7%	$(41,401)	(16.0)%	$(15,079)	(6.1)%

	Three months ended		Six months ended
	June 30,		June 30,
Consolidated Operating Data:	2005	2004	2005	2004
Penetration (1) (2)	9.9%	10.5%	9.9%	10.5%
Retention (3)	97.3%	98.2%	97.4%	98.1%
Average monthly revenue per customer (4)	$64	$61	$61	$59
Average monthly revenue per customer, less incollect cost (4)	$57	$55	$55	$53
Local service revenue per customer (5)	$50	$47	$49	$45
Acquisition cost per customer (6)	$515	$454	$487	$424

Voice customers at period end
Postpaid			614,998	639,900
Prepaid			16,851	22,454
Wholesale			84,906	79,153

Total customers			716,755	741,507

Direct marketed POPs (1)
RCC Cellular			5,651,000	5,525,000
Wireless Alliance			754,000	754,000

Total POPs			6,405,000	6,279,000

(1)	Reflects 2000 U.S. Census Bureau data updated for December 2002.

(2)	Represents the ratio of wireless voice customers, excluding wholesale customers, at the end of the period to population served (“POPs”).

(3)	Determined for each period by dividing total postpaid wireless voice customers discontinuing service during such period by the average postpaid wireless voice customers for such period (customers at the beginning of the period plus customers at the end of the period, divided by two), dividing that result by the number of months in the period, and subtracting such result from one.

(4)	Determined for each period by dividing service revenue (not including pass-through regulatory fees) and roaming revenue by the monthly average postpaid customers for such period.

(5)	Determined for each period by dividing service revenue (not including pass-through regulatory fees) by the monthly average postpaid customers for such period.

(6)	Determined for each period by dividing selling and marketing expenses, net cost of equipment sales, and depreciation of rental telephone equipment by the gross postpaid wireless voice customers added during such period.

Three months ended June 30, 2005 and 2004
Revenue
Operating Revenue:

	Three months ended June 30,
			$ Increase	% Increase
(In thousands)	2005	2004	(Decrease)	(Decrease)
Service	$98,865	$94,979	$3,886	4.1%
Roaming	25,112	26,266	(1,154)	(4.4)%
Equipment	9,420	5,338	4,082	76.5%

Total operating revenue	$133,397	$126,583	$6,814	5.4%

Service Revenue. Service revenue growth for the three months ended June 30, 2005 primarily reflects LSR increasing to $50 for the three months ended June 30, 2005 compared to $47 for the three months ended June 30, 2004. Driving the higher LSR were increased access and features revenue together with increased USF payments. Contributing to the increase in LSR was approximately $1.50 in increased billing to our customers, with the other half being related to the increase in USF payments.
Service Revenue

	Three months ended June 30,
			$ Increase	% Increase
(In thousands)	2005	2004	(Decrease)	(Decrease)
Local service	$75,109	$74,590	$519	0.7%
USF support	11,137	8,623	2,514	29.2%
Regulatory pass through	3,729	2,422	1,307	54.0%
Other	8,890	9,344	(454)	(4.9)%

Total service revenue	$98,865	$94,979	$3,886	4.1%

Reflecting the increase in USF qualified service areas, USF support payments increased to $11.1 million for the three months ended June 30, 2005 as compared to $8.6 million for the three months ended June 30, 2004. We are currently receiving USF support in the states of Alabama, Kansas, Maine, Minnesota, Mississippi, Oregon, Vermont, and Washington. We recently received ETC designation in South Dakota and expect to begin receiving USF support in that state during the first quarter of 2006. We have pending applications for ETC designation for New Hampshire and for the additional markets in Alabama and Mississippi that we acquired in 2004. Given the expansion of USF qualified service areas in states that we serve, we expect the amount of USF support in 2005 to increase to approximately $40 million.
The increase in regulatory pass-through fees reflects a change in federally managed rates.
Customers. Primarily reflecting customer retention declining to 97.3% for the three months ended June 30, 2005, our total customers decreased to 716,755 at June 30, 2005 as compared to 741,507 at June 30, 2004. Our decline in customer retention reflects a multitude of technology related issues, including increased customer care needs (which we encountered during the commercial introduction of our GSM networks), GSM billing systems, and the transitional stage of our networks. Customer migrations and postpaid gross customer adds for the three months ended June 30, 2005 were 45,000 and 39,000, respectively. We expect to continue a more moderate and controlled rollout of GSM products, which we believe will eventually improve customer retention. At June 30, 2005, approximately 25% of our total customers were equipped with next generation products as compared to 15% at March 31, 2005.
We no longer plan to install a customer relationship and billing system, which was being developed by the Vendor. Most of our GSM customers are currently being served through a transitional system, developed by the Vendor, and implemented earlier this year. As noted in our Form 8-K filed on July 26, 2005, we expect to convert our GSM customers currently using the transitional system to a system developed by VeriSign, Inc. by the end of 2005. We no longer plan to move our CDMA or TDMA customers to a new billing system in 2005.
Roaming Revenue. The 4.4% decrease in roaming revenue during the three months ended June 30, 2005 primarily reflects a decline in roaming yield that was partially offset with increased outcollect minutes. Our outcollect yield for the three months ended June 30, 2005 was approximately $0.14 per minute as compared to $0.16 per minute in the three months ended June 30, 2004. Declines in TDMA outcollect minutes were offset by increases in next generation GSM and CDMA outcollect minutes. GSM and CDMA outcollect minutes accounted for approximately 72% of total outcollect minutes during the three months ended June 30, 2005 as compared to 32% during the three months ended June 30, 2004.

Also impacting roaming revenue during the three months ended June 30, 2005 was the accelerated transition by our national roaming partners to 2.5G technology handsets. Because these partners converted their customer base to this new technology before we had completed our network overlays, we did not capture a portion of available roaming revenue. At June 30, 2005, approximately 88% of our 944 cell sites were equipped with next-generation technology.
For the three months ended June 30, 2005 and 2004, Cingular, Verizon Wireless, and T-Mobile accounted for approximately 90.7% of our total outcollect roaming minutes.
Our roaming agreements with Cingular, T-Mobile, and Verizon are effective through December 2009, December 2007, and December 2007, respectively. Outcollect yields under these agreements will continue to decline over the terms of the agreements. In certain markets, these decreases may be offset by increases in outcollect minutes. Under these agreements, we are able to attain preferred roaming status by overlaying our existing TDMA networks with GSM/GPRS/EDGE or CDMA/2000/1XRTT technologies. Our Midwest region is overlaid with CDMA/2000/1XRTT technology. Our Northeast and Northwest regions are in the final stages of their GSM/GPRS/EDGE technology conversion. Our South region began its GSM/GPRS/EDGE technology conversion in the first quarter of 2005 and expects to have this process substantially complete by the end of 2005. We expect outcollect roaming yield for all of 2005 to be approximately $0.13 per minute.
Equipment Revenue. Equipment revenue increased 76.5% to $9.4 million for the three months ended June 30, 2005 as compared to $5.3 million during the three months ended June 30, 2004. Contributing to equipment revenue this quarter were gross postpaid customer additions of approximately 39,000 together with customer migrations of approximately 45,000. During the three months ended June 30, 2004, gross postpaid customer additions and migrations were approximately 39,000 and 33,000, respectively.
Operating Expenses

	Three months ended June 30,
(In thousands)	2005	2004	$ Increase	% Increase
Network cost
Incollect cost	$12,124	$11,442	$682	6.0%
Other network cost	16,646	14,362	2,284	15.9%

	28,770	25,804	2,966	11.5%

Cost of equipment sales	14,631	10,626	4,005	37.7%
Selling, general and administrative	37,984	33,091	4,893	14.8%
Depreciation and amortization	23,959	18,771	5,188	27.6%
Impairment of assets	7,020	—	7,020	N/A

Total operating expenses	$112,364	$88,292	$24,072	27.3%

Network Cost. Network cost, as a percentage of total revenues, increased to 21.6% in the three months ended June 30, 2005 as compared to 19.9% in the three months ended June 30, 2004. This increase reflects additional costs of operating multiple networks (analog, TDMA and 2.5G networks) and increased incollect usage by 2.5G customers. Per minute incollect cost for the three months ended June 30, 2005 was approximately $0.11 per minute as compared to $0.12 in three months ended June 30, 2004.
Cost of Equipment Sales. Cost of equipment sales increased 37.7% to $14.6 million for the three months ended June 30, 2005, reflecting the cost of increased customer migration to next generation handsets. As a percentage of revenue, cost of equipment sales for the three months ended June 30, 2005 increased to 10.9% as compared to 8.4% in the three months ended June 30, 2004. We migrated approximately 45,000 customers to primarily next generation handsets during the three months ended June 30, 2005. During the three months ended June 30, 2004, we migrated approximately 33,000 customers to upgraded handsets. Postpaid gross customer additions in the three months ended June 30, 2005 and June 30, 2004 were approximately 39,000.

Selling, General and Administrative. As a percentage of revenue, SG&A increased to 28.5% in the three months ended June 30, 2005 as compared to 26.1% during the three months ended June 30, 2004. Contributing to the increase in SG&A was an increase in regulatory pass-through fees to $3.7 million in the three months ended June 30, 2005 as compared to $2.4 million in the three months ended June 30, 2004, reflecting a change in federally managed rates. Sales and marketing costs increased by 16.4% as a result of the market launch of next-generation technology products while bad debt increased 37.6% to $3.0 million. The increase in bad debt is related to a resource realignment of our customer service departments to focus on customer service calls.
Components of SG&A are as follows:

	Three months ended June 30,
(in thousands)	2005	2004	$ Increase	% Increase
General and administrative	$16,108	$15,482	$626	4.0%
Sales and marketing	15,110	12,984	2,126	16.4%
Bad debt	3,025	2,198	827	37.6%
Regulatory pass-through fees	3,741	2,427	1,314	54.1%

	$37,984	$33,091	$4,893	14.8%

Depreciation and Amortization. Depreciation expense increased 27.6% during the three months ended June 30, 2005 to $24.0 million as compared to $18.8 million for the three months ended June 30, 2004. This increase primarily reflects the accelerated depreciation of our 2.0G TDMA networks and depreciation on the recently activated 2.5G networks in our Northeast and Northwest regions. We expect 2.5G networks to eventually replace 2.0G networks. With our South region’s initial launch of its 2.5G network in May 2005, all of our four regions are operating both 2.0G and 2.5G networks. At June 30, 2005, approximately 88% of our 944 cell sites were equipped with next-generation technology.
Impairment of Assets. Effective on June 28, 2005, the Customer Relationship Management and Billing Managed Services Agreement between Rural Cellular Corporation and the Vendor was mutually terminated. Our GSM customers are currently being served through a transitional Vendor system implemented earlier this year. We expect that current and new GSM customers will be serviced through this transitional system until a replacement billing system becomes available. There will be no further development or implementation of the Vendor billing system. Reflecting the termination of the Agreement, we recorded a charge to operations during the three months ended June 30, 2005 of $7.0 million, reflecting the write down of certain development costs previously capitalized. Should either party not meet certain performance requirements under the termination agreement, RCC may incur additional charges by yearend.
The termination was based upon RCC’s decision that the proposed systems would not meet its requirements given that the Vendor’s focus has become more orientated to national wireless providers. Under these circumstances, it was determined that the systems would not have been cost-effective to adapt and maintain over the long term.

Other Income (Expense)
Interest Expense. Interest expense for the three months ended June 30, 2005, increased 17.7% to $37.6 million as compared to $32.0 million in the three months ended June 30, 2004. The increase in interest expense for the three months ended June 30, 2005 primarily reflects a 54.0% decline in gain on repurchase of senior exchangeable preferred stock as compared to the three months ended June 30, 2004.

Components of Interest Expense	Three months ended
(in thousands)	June 30,
	2005	2004
Interest expense on credit agreement	$—	$—
Interest expense on senior secured notes	10,277	9,788
Interest expense on senior notes	8,023	8,024
Interest expense on senior subordinated notes	10,320	10,321
Amortization of debt issuance costs	1,170	1,112
Write-off of debt issuance costs	151	521
Senior and junior preferred stock dividends	14,015	14,174
Effect of derivative instruments	(171)	(172)
Gain on repurchase of senior exchangeable preferred stock	(5,554)	(12,078)
Other	(610)	276

	$37,621	$31,966

Gain on repurchase of preferred stock. During the three months ended June 30, 2005, we repurchased 14,932 shares of 11 3/8% senior exchangeable preferred stock for $13.4 million. These shares had accrued $4.0 million in unpaid dividends. The corresponding $5.6 million gain on the repurchase of preferred shares, not including transaction commissions and other related fees, was recorded as a reduction of interest expense.
During the three months ended June 30, 2004, we repurchased 42,750 shares of our 11 3/8% senior exchangeable preferred stock for $36.0 million. The corresponding $12.1 million gain on repurchase of preferred shares was recorded as a reduction of interest expense.
Preferred Stock Dividends
Preferred stock dividends for the three months ended June 30, 2005 increased by 7.5% to $3.4 million as compared to $3.2 million in the three months ended June 30, 2004. The increase in preferred stock dividends reflects the compounding effect of the accrual of past dividends.

Six months ended June 30, 2005 and 2004
Revenue
Operating Revenue:

	Six months ended June 30,
			$ Increase	% Increase
(In thousands)	2005	2004	(Decrease)	(Decrease)
Service	$193,560	$183,564	$9,996	5.4%
Roaming	44,734	52,006	(7,272)	(14.0)%
Equipment	18,474	10,861	7,613	70.1%

Total operating revenue	$256,768	$246,431	$10,337	4.2%

Service Revenue. Service revenue growth for the six months ended June 30, 2005 primarily reflects LSR increasing to $49 for the six months ended June 30, 2005 compared to $45 for the six months ended June 30, 2004. Driving the higher LSR were increased access and features revenue together with increased USF payments.
Service Revenue

	Six months ended June 30,
			$ Increase	% Increase
(In thousands)	2005	2004	(Decrease)	(Decrease)
Local service	$149,216	$148,048	$1,168	0.8%
USF support	19,500	11,465	8,035	70.1%
Regulatory pass through	7,127	4,777	2,350	49.2%
Other	17,717	19,274	(1,557)	(8.1)%

Total service revenue	$193,560	$183,564	$9,996	5.4%

Reflecting the increase in USF qualified service areas, USF support payments increased to $19.5 million for the six months ended June 30, 2005 as compared to $11.5 million for the six months ended June 30, 2004. We are currently receiving USF support in the states of Alabama, Kansas, Maine, Minnesota, Mississippi, Oregon, Vermont, and Washington. We recently received ETC designation in South Dakota and expect to begin receiving USF support in that state during the first quarter of 2006. We have pending applications for ETC designation for New Hampshire and for the additional markets in Alabama and Mississippi that we acquired in 2004. Given the expansion of USF qualified service areas in states that we serve, we expect the amount of USF support in 2005 to increase to approximately $40 million.
Service revenue was negatively impacted by a decrease in customers resulting from AT&T Wireless (“AWE”) property exchange completed on March 1, 2004 and customers lost due to the transition of our TDMA networks to 2.5G technology. As part of the AWE property exchange, on March 1, 2004, we transferred approximately 35,000 Oregon RSA 4 customers to AWE. We received from AWE operations in Alabama and Mississippi, including approximately 14,000 customers.
Customers. Primarily reflecting customer retention declining to 97.4% for the six months ended June 30, 2005, our total customers decreased to 716,755 at June 30, 2005 as compared to 741,507 at June 30, 2004. Our decline in customer retention reflects a multitude of technology related issues, including increased customer care needs (which we encountered during the commercial introduction of our GSM networks), GSM billing systems, and the transitional stage of our networks. Customer migrations and postpaid gross customer adds for the six months ended June 30, 2005 were 100,000 and 63,000, respectively. We expect to continue a more moderate and controlled rollout of GSM products, which we believe will eventually improve customer retention.

Roaming Revenue. The 14.0% decrease in roaming revenue during the six months ended June 30, 2005 primarily reflects a decline in roaming yield that was partially offset with increased outcollect minutes. Our outcollect yield for the six months ended June 30, 2005 was $0.14 per minute as compared to $0.17 per minute in the six months ended June 30, 2004. Declines in TDMA outcollect minutes were offset by increases in next generation GSM and CDMA outcollect minutes. Also contributing to the decline was the effect of the transfer of our Northwest Region Oregon RSA 4 service area to AWE on March 1, 2004.
Also impacting roaming revenue during the six months ended June 30, 2005 was the accelerated transition by our national roaming partners to 2.5G technology handsets. Because these partners converted their customer base to this new technology before we had completed our network overlays, we did not capture a portion of available roaming revenue. At June 30, 2005, approximately 88% of our 944 cell sites were equipped with next-generation technology. During the six months ended June 30, 2005 and 2004, 2.5G outcollect minutes accounted for 64% and 26%, respectively, of our total outcollect minutes. For the six months ended June 30, 2005 and 2004, Cingular, Verizon Wireless, and T-Mobile accounted for approximately 90.2% of our total outcollect roaming minutes.
Equipment Revenue. Equipment revenue increased 70.1% to $18.5 million for the six months ended June 30, 2005 as compared to $10.9 million during the six months ended June 30, 2004. Contributing to equipment revenue for the six months ended June 30, 2005 were gross postpaid customer additions increasing to approximately 81,770 as compared to approximately 78,340 during the six months ended June 30, 2004. Also contributing to equipment revenue were customer migrations of approximately 100,000, during the six months ended June 30, 2005 as compared to approximately 63,000 during the six months ended June 30, 2004.
Operating Expenses

	Six months ended June 30,
(In thousands)	2005	2004	$ Increase	% Increase
Network cost
Incollect cost	$23,272	$21,781	1,491	6.8%
Other network cost	32,220	27,524	4,696	17.1%

	55,492	49,305	6,187	12.5%

Cost of equipment sales	29,009	20,592	8,417	40.9%
Selling, general and administrative	73,474	63,497	9,977	15.7%
Depreciation and amortization	46,926	35,915	11,011	30.7%
Impairment of assets	7,020	—	7,020	N/A

Total operating expenses	$211,921	$169,309	$42,612	25.2%

Network Cost. Network cost, as a percentage of total revenues, increased to 21.6% in the six months ended June 30, 2005 as compared to 19.9% in the six months ended June 30, 2004. This increase reflects additional costs of operating multiple networks (analog, TDMA and 2.5G networks), increased incollect usage by 2.5G customers, and additional cell site costs resulting from the AWE property exchange. Per minute incollect cost for the six months ended June 30, 2005 was approximately $0.12 per minute as compared to $0.13 in six months ended June 30, 2004.
Cost of Equipment Sales. Cost of equipment sales increased 40.9% to $29.0 million for the six months ended June 30, 2005, reflecting the cost of increased customer migration to next generation handsets together with increases in gross customer additions. As a percentage of revenue, cost of equipment sales for the six months ended June 30, 2005 increased to 11.3% as compared to 8.4% in the six months ended June 30, 2004. We migrated approximately 100,000 customers to primarily next generation handsets during the six months ended June 30, 2005. During the six months ended June 30, 2004, we migrated approximately 63,000 customers to upgraded handsets. Postpaid gross customer additions in the six months ended June 30, 2005 were approximately 81,770 as compared to approximately 78,340 in the six months ended June 30, 2004.

Selling, General and Administrative. Contributing to the increase in SG&A was an increase in regulatory pass-through fees to $7.2 million in the six months ended June 30, 2005 as compared to $4.9 million in the six months ended June 30, 2004, reflecting a change in federally managed rates. Sales and marketing costs increased by 18.7% as a result of our market launch of next-generation technology products while bad debt increased 26.6% to $5.4 million. The increase in bad debt is related to a resource realignment of our customer service departments to focus on customer service calls. As a percentage of revenue, SG&A increased to 28.6% in the six months ended June 30, 2005 as compared to 25.8% during the six months ended June 30, 2004.
Components of SG&A are as follows:

(in thousands)	Six months ended June 30,
	2005	2004	$ Increase	% Increase
General and administrative	$30,874	$29,043	$1,831	6.3%
Sales and marketing	29,976	25,260	4,716	18.7%
Bad debt	5,447	4,304	1,143	26.6%
Regulatory pass-through fees	7,177	4,890	2,287	46.8%

	$73,474	$63,497	$9,977	15.7%

Depreciation and Amortization. Depreciation expense increased 30.7% during the six months ended June 30, 2005 to $46.9 million as compared to $35.9 million for the six months ended June 30, 2004. This increase primarily reflects the accelerated depreciation of our 2.0G TDMA networks and depreciation on the recently activated 2.5G networks in our Northeast and Northwest regions. We expect 2.5G networks to eventually replace 2.0G networks. With our South region’s initial launch of its 2.5G network in May 2005, all of our regions are operating both 2.0G and 2.5G networks. At June 30, 2005, approximately 88% of our 944 cell sites were equipped with next-generation technology.
Impairment of Assets. Effective on June 28, 2005, the Customer Relationship Management and Billing Managed Services Agreement between Rural Cellular Corporation and the Vendor was mutually terminated. Our GSM customers are currently being served through a transitional Vendor system implemented earlier this year. We expect that current and new GSM customers will be serviced through this transitional system until a replacement billing system becomes available. There will be no further development or implementation of the Vendor billing system. Reflecting the termination of the Agreement, we recorded a charge to operations during the three months ended June 30, 2005 of $7.0 million, reflecting the write down of certain development costs previously capitalized. Should either party not meet certain performance requirements under the termination agreement, RCC may incur additional charges by yearend.
The termination was based upon RCC’s decision that the proposed systems would not meet its requirements given that the Vendor’s focus has become more orientated to national wireless providers. Under these circumstances, it was determined that the systems would not have been cost-effective to adapt and maintain over the long term.

Other Income (Expense)
Interest Expense. Interest expense for the six months ended June 30, 2005, decreased 7.4% to $80.3 million as compared to $86.8 million in the six months ended June 30, 2004. The decrease primarily reflects the $12.3 million write-off of debt issuance costs under our former credit agreement in March 2004 partially offset by a $10.0 million increase in interest on the senior secured notes. Additionally, our gain on repurchase of senior exchangeable preferred stock declined 63.6% to $5.6 million during the six months ended June 30, 2005 as compared to the comparable period of the prior year.

	Six months ended
(in thousands)	June 30,
	2005	2004
Interest expense on credit agreement	$—	$4,884
Interest expense on senior secured notes	20,334	10,314
Interest expense on senior notes	16,047	16,047
Interest expense on senior subordinated notes	20,641	20,641
Amortization of debt issuance costs	2,340	2,370
Write-off of debt issuance costs	151	12,336
Senior and junior preferred stock dividends	27,670	28,780
Effect of derivative instruments	(343)	5,552
Gain on repurchase of senior exchangeable preferred stock	(5,554)	(15,276)
Other	(958)	1,107

	$80,328	$86,755

Gain on repurchase of preferred stock. During the six months ended June 30, 2005, we repurchased 14,932 shares of 11 3/8% senior exchangeable preferred stock for $13.4 million. These shares had accrued $4.0 million in unpaid dividends. The corresponding $5.6 million gain on the repurchase of preferred shares, not including transaction commissions and other related fees, was recorded as a reduction of interest expense.
During the six months ended June 30, 2004, we repurchased 57,750 shares of 11 3/8% senior exchangeable preferred stock for $49.4 million. These shares had accrued $6.9 million in unpaid dividends. The corresponding $15.3 million gain on the repurchase of preferred shares, not including transaction commissions and other related fees, was recorded as a reduction of interest expense.
Preferred Stock Dividends
Preferred stock dividends for the six months ended June 30, 2005 increased by 6.9% to $6.8 million as compared to $6.3 million in the six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES
We need cash primarily for working capital, capital expenditures, debt service, customer growth, and purchases of additional spectrum. We began a 2.5G technology network overlay process in late 2003, which we expect to be substantially complete in 2005. We are also pursuing a strategy of expanding our network coverage in all of our regions, which will result in an increase in the number of our cell sites and an increase in total marketed POPs. We believe our network overlay and expansion efforts will improve our ability to attract customers in addition to providing our roaming partners greater access to our networks. We have made commitments to our roaming partners and to equipment vendors to substantially complete our 2.5G networks by the end of 2005. At June 30, 2005, approximately 88% of our 944 cell sites were equipped with next-generation technology. Including the cost of these anticipated overlays, our total capital expenditures for 2005 are expected to be approximately $100 million. We expect to fund these capital expenditures primarily from cash on hand and operating cash flow.
Liquidity. RCC’s cash and cash equivalents at June 30, 2005 declined to $40.4 million as compared to $85.3 million at December 31, 2004. Because we have failed to pay six or more quarterly dividends on our 11 3/8% senior exchangeable preferred stock, a “Voting Rights Triggering Event” as defined in the terms of our senior preferred stock currently exists. While a “Voting Rights Triggering Event” exists, certain terms of our senior preferred stock, if enforceable, may prohibit incurrence of additional indebtedness, including borrowings under our credit facility.
Cash interest payments during the six months ended June 30, 2005 were $55.3 million as compared to $47.2 million during the six months ended June 30, 2004.
We do not have any off-balance sheet financing arrangements or liabilities. We do not have any majority-owned subsidiaries or any interests in, or relationships with, any material special-purpose entities that are not included in the consolidated financial statements. Until August 2003, we paid the dividends on our senior exchangeable preferred stock by issuing additional shares of exchangeable preferred stock and until February 15, 2005, we paid the dividends on our junior exchangeable preferred stock by issuing additional shares of junior preferred stock. Under the terms of the certificate of designation for our senior exchangeable preferred stock, beginning in August 2003 we were required to pay quarterly dividends on such shares in cash. We have not declared or paid the cash dividends on the senior exchangeable preferred stock since August 2003.
Beginning in May 2005 our junior exchangeable preferred stock dividends are to be paid in cash. On April 20, 2005, we announced that we would not declare the quarterly dividend payable in May on the junior exchangeable preferred stock. If we elect not to pay the required cash dividends on our junior exchangeable preferred stock for six quarters, the holders of junior exchangeable preferred stock will have right to elect directors.
Total accrued dividends in arrears for both the junior and senior exchangeable preferred securities, through June 30, 2005, were approximately $54.7 million.
Credit Agreement. Our revolving credit agreement is undrawn and provides up to $60 million in borrowing capacity at a rate of LIBOR plus 3.00%. The credit agreement is subject to various covenants, including the ratio of senior indebtedness to annualized operating cash flow (as defined in the credit agreement), the ratio of total indebtedness to annualized operating cash flow, and the ratio of annualized operating cash flow to interest expense. Although the credit agreement financial covenants are not applicable unless we draw against the credit facility, we were in compliance with all of the credit agreement financial covenants at June 30, 2005. Because we have failed to pay six or more quarterly dividends on our 11 3/8% senior exchangeable preferred stock, a “Voting Rights Triggering Event” as defined in the terms of our senior preferred stock currently exists. While a “Voting Rights Triggering Event” exists, certain terms of our senior preferred stock, if enforceable, may prohibit incurrence of additional indebtedness, including borrowings under our credit facility.

Cash flows for the six months ended June 30, 2005, compared with the six months ended June 30, 2004

	June 30,	June 30,
	2005	2004	Change
Net cash provided by operating activities	$32,781	$58,687	$(25,906)
Net cash used in investing activities	(64,637)	(22,954)	(41,683)
Net cash used in financing activities	(13,012)	(86,407)	73,395

Net decrease in cash and cash equivalents	(44,868)	(50,674)	5,806

Cash and cash equivalents at beginning of year	85,339	142,547	(57,208)

Cash and cash equivalents at end of period	$40,471	$91,873	$(51,402)

Net cash provided by operating activities was $32.8 million for the six months ended June 30, 2005. Adjustments to the $34.6 million net loss to reconcile to net cash provided by operating activities include $46.9 million in depreciation and amortization, a $1.7 million increase in inventory, a $23.9 million increase in accrued preferred stock dividends, and $3.8 million in noncash preferred stock dividends, which were offset by a $5.5 million decrease in accounts payable. The increase in inventory reflects the anticipated strong demand for next generation handsets.
Net cash used in investing activities for the six months ended June 30, 2005 was $64.6 million for purchases of property and equipment. The majority of property and equipment purchases are related to our 2.5G network overlay.
Net cash used in financing activities for the six months ended June 30, 2005 was $13.0 million, primarily reflecting the repurchase of 11 3/8% senior exchangeable preferred stock.
Under the indenture governing our senior secured notes, we are able to make limited restricted payments, including the repurchase of senior subordinated notes or preferred stock and the payment of dividends to holders of our equity securities. As of June 30, 2005, we had approximately $79 million of restricted payments capacity. Under certain terms of the senior preferred stock, this basket cannot currently be used to pay dividends on or repurchase junior stock.
Based upon existing market conditions and our present capital structure, we believe that cash flows from operations and funds from currently available credit facilities will be sufficient to enable us to meet required cash commitments through the next twelve-month period.
Supplemental Disclosure of Condensed Consolidated Cash Flow Information

	Six months ended
(in thousands)	June 30,
	2005	2004
Cash paid for:

Interest	$55,328	$47,191
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

	Carrying Value		Estimated Fair Market Value
	June 30,	December 31,	June 30,	December 31,
(Dollars in thousands)	2005	2004	2005	2004
Financial liabilities
Credit Agreement	$—	$—	$—	$—
8 1/4% senior secured notes	350,000	350,000	365,750	370,125
Senior secured floating rate notes	160,000	160,000	164,208	165,600
9 7/8 % senior notes	325,000	325,000	335,985	330,688
9 5/8 % senior subordinated notes	125,000	125,000	120,163	118,750
9 3/4 % senior subordinated notes	300,000	300,000	280,890	271,500
11 3/8% senior exchangeable preferred stock	159,244	174,176	142,523	140,212
12 1/4% junior exchangeable preferred stock	255,558	247,984	130,335	131,432
Class M convertible preferred stock (1)	166,616	160,198	166,616	160,198
Class T convertible preferred stock (1)	9,123	8,973	9,123	8,973

	1,850,541	1,851,331	1,715,593	1,697,478

Accrued 11 3/8% senior exchangeable preferred stock dividends	42,880	34,844	42,880	34,844
Accrued 12 1/4% senior exchangeable preferred stock dividends	11,859	—	11,859	—
Other long-term liabilities	2,202	2,097	2,202	2,097

Total financial liabilities	$1,907,482	$1,888,272	$1,772,534	$1,734,419

(1)	These financial instruments are not actively traded and, therefore, the estimated fair market value is stated at the carrying value.

Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of June 30, 2005, based on an evaluation carried out under the supervision and with the participation of RCC’s management, including the chief executive officer (CEO) and the chief financial officer (CFO), of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that RCC’s disclosure controls and procedures are effective.
There was no change in our internal control over financial reporting during the six months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
As noted in our Form 8-K filed on July 1, 2005, we terminated our plans to install the Amdocs Software Systems Limited billing system and are currently planning to implement an alternative billing solution for our GSM customers during 2005. We no longer plan to transition our remaining customers to a new billing system in 2005.
PART II. OTHER INFORMATION
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
(b) Preferred Stock Dividends
Our board of directors determined not to declare or pay the quarterly dividends on our 11 3/8% Senior Exchangeable Preferred Stock starting in August 2003. Accrued dividends in arrearage, through July 31, 2005 were approximately $44.8 million. Because we have failed to pay at least six quarterly dividends on our senior exchangeable preferred stock, the holders of senior exchangeable preferred stock exercised their right to elect two directors. Accordingly, James V. Continenza and Jacques Leduc were elected to our board by the holders of the senior exchangeable preferred stock at our annual meeting on May 24, 2005. This right of the holders of the senior exchangeable preferred stock to elect members of the Board of Directors will continue until such time as all past due dividends are paid in full in cash.
Our board of directors determined not to declare or pay the quarterly dividends on our 12 1/4% Junior Exchangeable Preferred Stock starting in May 2005. Accrued dividends in arrearage, through July 31, 2005 were approximately $14.5 million. If dividends on the outstanding junior exchangeable preferred stock are in arrears and unpaid for six or more quarterly dividend periods (whether or not consecutive), the holders of a majority of the outstanding shares of the junior exchangeable preferred stock, voting as a class, are entitled to elect the lesser of two directors or that number of directors constituting 25% of the members of the Board of Directors.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	We held an Annual Meeting of Shareholders on May 24, 2005.

(c)	The following matters were considered:
1.	Election of three Class II directors, each for a three-year term expiring in 2008:

Name	Affirmative	Authority Withheld
Ann K. Newhall	16,568,434	932,917
George M. Revering	16,292,614	1,208,737
Don C. Swenson	16,609,953	891,398
There were no abstentions or broker non-votes.

Paul J. Finnegan and Tony Bolland were elected unanimously by the holders of the Class M preferred stock to one-year terms.

Continuing as directors are Richard P. Ekstrand, Wesley E. Schultz, and George W. Wikstrom.
2.	Appointment of Deloitte & Touche LLP as independent auditors for 2005 fiscal year. Voting on ratification were 16,557,957 votes in favor, 909,345 opposed, 34,079 abstentions, and 0 broker non-votes.
As part of RCC’s annual meeting held on May 24, 2005, holders of our 11 3/8% Senior Exchangeable Preferred Stock elected James V. Continenza and Jacques Leduc to our Board of Directors. Additionally, Marvin C. Nicolai, a member of the Company’s board of directors since 1995, retired from the board effective May 31, 2005.
ITEM 6. EXHIBITS
     The following exhibits are filed with this report.

*10.1	Termination Agreement by and between Amdocs Software Systems Limited and Rural Cellular Corporation dated June 28, 2005.

31.1	Certification of Rural Cellular Corporation’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Rural Cellular Corporation’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted and filed separately with the Secretary of the Securities and Exchange Commission pursuant to Registrant’s request for confidential treatment of such information under Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RURAL CELLULAR CORPORATION (Registrant)
Date: August 8, 2005	/s/ Richard P. Ekstrand
Richard P. Ekstrand
President and Chief Executive Officer

Date: August 8, 2005	/s/ Wesley E. Schultz
Wesley E. Schultz
Executive Vice President and Chief Financial Officer (Principal Financial Officer)