Form 10-Q
period 2005-09-30
RURAL CELLULAR CORP
filed 2005-11-09
CIK 869561

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2005.

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
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES ☑       NO ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐       NO ☑
     Number of shares of common stock outstanding as of the close of business on November 1, 2005.

Class A	13,279,766
Class B	321,394

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

(In Thousands)	September 30,	December 31,
	2005	2004

CURRENT ASSETS:
Cash and cash equivalents	$35,766	$85,339
Accounts receivable, less allowance for doubtful accounts of $4,127 and $2,456	76,236	62,549
Inventories	8,806	7,658
Other current assets	4,766	4,175

Total current assets	125,574	159,721

PROPERTY AND EQUIPMENT, net	278,019	276,133

LICENSES AND OTHER ASSETS:
Licenses, net	548,513	548,513
Goodwill, net	348,684	348,682
Customer lists, net	33,946	47,868
Deferred debt issuance costs, net	25,882	30,228
Other assets, net	6,196	6,305

Total licenses and other assets	963,221	981,596

	$1,366,814	$1,417,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ DEFICIT
(Unaudited)

	September 30,	December 31,
(In thousands, except per share data)	2005	2004

CURRENT LIABILITIES:
Accounts payable	$37,000	$52,465
Current portion of long-term debt	15	81
Advance billings and customer deposits	12,062	11,076
Accrued interest	17,871	41,112
Other accrued expenses	12,368	9,679

Total current liabilities	79,316	114,413
LONG-TERM LIABILITIES	1,747,138	1,733,079

Total liabilities	1,826,454	1,847,492

REDEEMABLE PREFERRED STOCK	176,597	166,296

SHAREHOLDERS’ DEFICIT:

Class A common stock; $.01 par value; 200,000 shares authorized, 13,140 and 11,836 outstanding	131	118
Class B common stock; $.01 par value; 10,000 shares authorized, 453 and 540 outstanding	5	5

Additional paid-in capital	207,212	193,347
Accumulated deficit	(843,998)	(791,446)
Unearned compensation	(1,408)	(698)
Accumulated other comprehensive income	1,821	2,336

Total shareholders’ deficit	(636,237)	(596,338)

	$1,366,814	$1,417,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

(In thousands,	For the Three Months Ended		For the Nine Months Ended
except per share data)	September 30,		September 30,
	2005	2004	2005	2004

REVENUE:
Service	$98,287	$97,093	$291,847	$280,657
Roaming	41,785	29,739	86,519	81,745
Equipment	8,220	5,589	26,694	16,450

Total revenue	148,292	132,421	405,060	378,852

OPERATING EXPENSES:
Network costs, excluding depreciation	32,885	27,768	88,377	77,073
Cost of equipment sales	13,738	10,035	42,747	30,627
Selling, general and administrative	40,868	34,988	114,234	98,485
Depreciation and amortization	24,549	19,474	71,475	55,389
Stock based compensation	321	—	429	—
Impairment of assets	—	—	7,020	—

Total operating expenses	112,361	92,265	324,282	261,574

OPERATING INCOME	35,931	40,156	80,778	117,278

OTHER INCOME (EXPENSE):
Interest expense	(43,776)	(35,129)	(124,104)	(121,884)
Interest and dividend income	249	424	911	1,370
Other	(125)	(14)	(149)	(78)

Other expense, net	(43,652)	(34,719)	(123,342)	(120,592)

INCOME (LOSS) BEFORE INCOME TAX BENEFIT	(7,721)	5,437	(42,564)	(3,314)

INCOME TAX BENEFIT	(104)	—	(313)	—

NET INCOME (LOSS)	(7,617)	5,437	(42,251)	(3,314)

PREFERRED STOCK DIVIDEND	(3,534)	(3,253)	(10,301)	(9,581)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(11,151)	$2,184	$(52,552)	$(12,895)

NET INCOME (LOSS) PER BASIC SHARE	$(0.89)	$0.18	$(4.24)	$(1.05)

NET INCOME (LOSS) PER DILUTED SHARE	$(0.89)	$0.17	$(4.24)	$(1.05)

WEIGHTED AVERAGE SHARES USED TO COMPUTE INCOME (LOSS) PER SHARE:
Basic	12,517	12,251	12,388	12,234
Diluted	12,517	12,795	12,388	12,234

COMPREHENSIVE LOSS:

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(11,151)	$2,184	$(52,552)	$(12,895)

Adjustments — derivative financial instruments	(172)	(172)	(515)	2,291

TOTAL COMPREHENSIVE INCOME (LOSS)	$(11,323)	$2,012	$(53,067)	$(10,604)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
(In Thousands)	September 30,
	2005	2004

OPERATING ACTIVITIES:
Net loss	$(42,251)	$(3,314)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	71,475	55,389
Loss on write-off of debt and preferred securities issuance costs	243	12,605
Mark-to-market adjustments — financial instruments	—	4,339
Gain on repurchase of preferred stock	(5,685)	(22,573)
Non-cash preferred stock dividends	3,797	21,144
Impairment of assets	7,020	—
Stock based compensation	429	—
Deferred income taxes	(313)	—
Other	3,528	5,931
Change in other operating elements:
Accounts receivable	(13,893)	2,088
Inventories	(1,148)	846
Other current assets	(432)	(361)
Accounts payable	(3,936)	(8,827)
Advance billings and customer deposits	986	1,120
Accrued preferred stock dividends	37,842	20,967
Accrued interest	(19,443)	(13,024)
Other accrued expenses	2,591	(1,857)

Net cash provided by operating activities	40,810	74,473

INVESTING ACTIVITIES:
Purchases of property and equipment	(77,521)	(61,602)
Net proceeds from property exchange	—	13,573
Proceeds from sale of property and equipment	118	54
Other	(125)	4

Net cash used in investing activities	(77,528)	(47,971)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	587	187
Repayments of long-term debt under the credit agreement	—	(525,724)
Proceeds from issuance of 8 ¼% senior secured notes	—	350,000
Proceeds from issuance of senior secured floating rate notes	—	160,000
Repurchase of preferred stock	(13,355)	(68,351)
Payments to settle interest rate swaps	—	(7,645)
Payments of debt issuance costs	—	(13,928)
Other	(87)	(161)

Net cash used in financing activities	(12,855)	(105,622)

NET DECREASE IN CASH	(49,573)	(79,120)

CASH AND CASH EQUIVALENTS, at beginning of year	85,339	142,547

CASH AND CASH EQUIVALENTS, at end of period	$35,766	$63,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1) BASIS OF PRESENTATION:
Throughout this document, Rural Cellular Corporation and its subsidiaries are referred to as “RCC,” “we,” “our,” or “us.”
The accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2005 and 2004 have been prepared by management. In the opinion of management, only normal recurring adjustments necessary to fairly present the financial position, results of operations, and cash flows for all periods presented have been made.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the operating results for the full fiscal year or for any other interim periods.
2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
For a detailed discussion of our significant accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material changes in the application of our significant accounting policies. Applications of these policies in preparing the third quarter 10-Q require that estimates be made by management to fairly present the financial position of RCC.
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
Impairment of Assets. Effective on June 28, 2005, the Customer Relationship Management and Billing Managed Services Agreement between Rural Cellular Corporation and Amdocs Software Systems Limited (“Amdocs”) was mutually terminated. The termination was based upon RCC’s decision that the proposed systems would not meet its requirements given that Amdocs’s focus has become more orientated to national wireless providers. Under these circumstances, it was determined that the systems would not have been cost-effective to adapt and maintain over the long term.
Reflecting the termination of the Agreement, we recorded a charge to operations in June 2005 of approximately $7.0 million, reflecting the write-down of certain development costs previously capitalized.

3) ACCOUNTING FOR STOCK OPTIONS:
We account for stock option plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation expense is recognized. The following schedule shows our net income (loss) and net income (loss) per share for the three and nine months ended September 30, 2005 and 2004, had compensation expense been determined consistent with the Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” The pro forma information presented below is based on several assumptions and should not be viewed as indicative of future periods.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except for per share data)	2005	2004	2005	2004

Net income (loss) applicable to common shares:
As reported	$(11,151)	$2,184	$(52,552)	$(12,895)
Fair value compensation expense	(607)	(727)	(1,821)	(2,181)

Pro forma	$(11,758)	$1,457	$(54,373)	$(15,076)

Net income (loss) per basic share:
As reported	$(0.89)	$0.18	$(4.24)	$(1.05)
Fair value compensation expense	(0.05)	(0.06)	(0.15)	(0.18)

Pro forma	$(0.94)	$0.12	$(4.39)	$(1.23)

Net income (loss) per diluted share:
As reported	$(0.89)	$0.17	$(4.24)	$(1.05)
Fair value compensation expense	(0.05)	(0.06)	(0.15)	(0.18)

Pro forma	$(0.94)	$0.11	$(4.39)	$(1.23)

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
Customer list amortization expense for the three and nine months ended September 30, 2005 was approximately $4.6 million and $13.9 million, respectively. Customer list amortization expense for the three and nine months ended September 30, 2004 was approximately $4.6 million and $13.8 million, respectively. Annual customer list amortization expense is estimated to be approximately $18.5 million for each of the years ending December 31, 2005 and 2006, $8.2 million in 2007 and $2.5 million in 2008.
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

In accordance with Emerging Issues Task Force (“EITF”) No. 02-7 (“EITF 02-7”), Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, impairment tests for indefinite-lived intangible assets, including FCC licenses, are required to be performed on an annual basis or on an interim basis if an event occurs or circumstances change that would indicate the asset might be impaired. We utilize a fair value approach, incorporating discounted cash flows, to complete the test. This approach determines the fair value of the FCC licenses, using start-up model assumptions and, accordingly, incorporates cash flow assumptions regarding the investment in a network, the development of distribution channels, and other inputs for making the business operational. These inputs are included in determining free cash flows of the reporting unit, using assumptions of weighted average costs of capital and the long-term rate of growth for each reporting unit. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. If any of the assumptions were to change, FCC licenses may become impaired. There was no impairment charge in the three or nine months ended September 30, 2005 and 2004 related to our assessment under SFAS No. 142.
Deferred Debt Issuance Costs
Deferred debt issuance costs relate to the credit agreement, senior secured notes, senior notes, senior subordinated notes and certain preferred stock issuances. These costs are being amortized over the terms of the respective instruments. If the related debt issuance is extinguished prior to maturity, the debt issuance costs are immediately expensed. We recorded within interest expense $243,000 and $12.6 million of debt issuance costs in the nine months ended September 30, 2005 and September 30, 2004, respectively.
5) LONG-TERM LIABILITIES:
We had the following long-term liabilities outstanding (in thousands):

	September 30,	December 31,
	2005	2004

8 1/4% senior secured notes	$350,000	$350,000
Senior secured floating rate notes	160,000	160,000
9 ⅞% senior notes	325,000	325,000
9 3/4% senior subordinated notes	300,000	300,000
9 ⅝% senior subordinated notes	125,000	125,000
11 ⅜% senior exchangeable preferred stock	149,709	174,176
Accrued dividends on 11 ⅜% senior exchangeable preferred stock	45,716	34,844
12 ¼% junior exchangeable preferred stock	255,558	247,984
Accrued dividends on 12 ¼% junior exchangeable preferred stock	20,132	—
Deferred tax liability	13,665	13,979
Other	2,358	2,096

Long-term liabilities	$1,747,138	$1,733,079

Credit Agreement — As of September 30, 2005, we had $60 million in undrawn availability under our revolving credit agreement. The credit agreement is subject to various covenants, including the ratio of senior secured indebtedness to annualized operating cash flow (as defined in the credit agreement), the ratio of total indebtedness to annualized operating cash flow, and the ratio of annualized operating cash flow to interest expense.
Our borrowings under the revolving credit facility bear interest at rates based on, at our option, either (i) the one, two, three, six, or, if made available by the lender, nine or twelve month Eurodollar rate, which is determined by reference to the Adjusted LIBO rate, or (ii) the Alternate Base Rate, which is the higher of the prime lending rate on page 5 of the Telerate Service and the Federal Funds Effective Rate plus ½ of 1 percent. In each case, we are required to pay an additional margin of interest above the Eurodollar rate or the Alternate Base Rate. The margin is based on the ratio of our senior secured debt to our adjusted cashflow. The margin above the Alternate Base Rate ranges from 1.50% to 2.00%. The margin above the Eurodollar rate fluctuates from 2.50% to 3.00%.

Although the credit agreement financial covenants are not applicable unless we draw against the credit facility, we were in compliance with all of the credit agreement financial covenants at September 30, 2005. Because we had failed to pay six or more quarterly dividends on our 11 ⅜% senior exchangeable preferred stock (“senior exchangeable preferred stock”), a “Voting Rights Triggering Event” as defined in the terms of our senior exchangeable preferred stock existed at September 30, 2005. While a “Voting Rights Triggering Event” exists, certain terms of our senior exchangeable preferred stock, if enforceable, may prohibit incurrence of additional indebtedness, including borrowings under our revolving credit facility.
See Note 9, “Events Subsequent to September 30, 2005,” for information regarding our payment in October 2005 of four quarterly dividends on our senior exchangeable preferred stock and our draw of $58.0 million against the revolving credit facility on November 3, 2005.
Senior Secured Notes — In March 2004, we issued $160 million aggregate principal amount of senior secured floating rate notes due March 15, 2010 (“2010 notes”) and $350 million aggregate principal amount of 8 ¼% senior secured notes due March 15, 2012 (“2012 notes”). Interest on the 2010 notes is reset quarterly and payable on March 15, June 15, September 15, and December 15 of each year. The effective interest rate on the 2010 notes was 8.37% at September 30, 2005. Interest on the 2012 notes is payable on March 15 and September 15 of each year.
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
9 ⅞ % Senior Notes - In 2003, RCC issued $325 million principal amount of 9 ⅞% senior notes due 2010. Interest is payable on February 1 and August 1 of each year. The notes will mature on February 1, 2010. After August 1, 2007, at our option, we may redeem the 9 ⅞% notes at prices starting at 104.938% of the principal amount at August 1, 2007, declining to 102.469% at August 1, 2008 and 100% at August 1, 2009, plus accrued and unpaid interest to but excluding the date fixed for repurchase. Prior to August 1, 2006, we may redeem up to 35% of the outstanding principal amount of the 9 ⅞% notes at 109.875% of the principal amount plus accrued and unpaid interest to but excluding the date fixed for repurchase with the net cash proceeds of certain equity offerings.
9 ¾ % Senior Subordinated Notes - In 2002, we issued $300 million principal amount of 9 ¾% senior subordinated notes due 2010. Interest on the 9 ¾% senior subordinated notes is payable semi-annually on January 15 and July 15. The 9 ¾% senior subordinated notes will mature on January 15, 2010. After January 15, 2006, at our option, we may redeem the 9 ¾% notes at prices starting at 104.875% of the principal amount at January 15, 2006, declining to 103.250%, 101.625%, and 100.000% at January 15, 2007, 2008, and 2009, respectively, plus accrued and unpaid interest to but excluding the date fixed for repurchase.

9 ⅝% Senior Subordinated Notes - In 1998, RCC issued $125 million principal amount of 9 ⅝% senior subordinated notes due 2008 (“9 ⅝ Notes”). Interest on the senior subordinated notes is payable semi-annually on May 15 and November 15. The senior subordinated notes will mature on May 15, 2008, and are redeemable, in whole or in part, at our option, at a rate of 101.604% of the principal amount at May 15, 2005, declining to 100.000% at May 15, 2006, plus accrued and unpaid interest to but excluding the date fixed for repurchase.
11 ⅜% Senior Exchangeable Preferred Stock — Due May 15, 2010. Dividends on the senior exchangeable preferred stock are cumulative, are payable quarterly, and were payable, until May 15, 2003, at our option either in cash or by the issuance of additional shares of senior exchangeable preferred stock having an aggregate liquidation preference equal to the amount of such dividends.
We accrue undeclared dividends by increasing the carrying amount of the senior exchangeable preferred stock. At September 30, 2005, RCC had accrued $45.7 million in undeclared dividends with respect to our senior exchangeable preferred stock, which will be payable at the senior preferred mandatory repurchase date, if not sooner declared and paid.
Because we failed to pay six or more quarterly dividends on our senior exchangeable preferred stock, the holders of senior exchangeable preferred stock have the right to elect the lesser of two directors or the number of directors constituting 25% of the members of our board. Accordingly, James V. Continenza and Jacques Leduc were elected to our board by the holders of the senior exchangeable preferred stock at our annual meeting on May 24, 2005. The holders of senior exchangeable preferred stock have the right to elect two directors until all dividends in arrears are paid.
See Note 9, “Events Subsequent to September 30, 2005”, for information regarding our payment in October 2005 of four quarterly dividends on our outstanding 11 ⅜% senior exchangeable preferred stock.
We may redeem the senior exchangeable preferred stock, in whole or in part, at any time at a repurchase price equal to 102.844% at May 15, 2005, declining to 101.422% at May 15, 2006, and 100.000% at May 15, 2007, plus accumulated and unpaid dividends, if any, to but excluding the repurchase date.
Exchange of Senior Exchangeable Preferred Stock for Class A Common Stock. In September we exchanged an aggregate of 9,535 shares of our senior exchangeable preferred stock for an aggregate of 1,070,190 shares of our Class A common stock in negotiated transactions. The shares were issued in reliance upon the exemption from registration provided in Section 3(a)(9) of the Securities Act of 1933, as amended.
Gain on repurchase of senior exchangeable preferred stock. During the nine months ended September 30, 2005, we repurchased 14,932 shares of our senior exchangeable preferred stock for $13.4 million. These shares had accrued $4.0 million in unpaid dividends. The resulting $5.6 million gain was recorded as a reduction of interest expense.
During the three and nine months ended September 30, 2004, we repurchased 22,750 and 80,500 shares of our senior exchangeable preferred stock for $19.0 million and $68.4 million, respectively, resulting in gains of $7.3 million and $22.6 million, respectively, which were recorded as a reduction of interest expense.
12 ¼% Junior Exchangeable Preferred Stock — Due February 15, 2011 (“junior exchangeable preferred stock”). Dividends on the junior exchangeable preferred stock are cumulative, are payable quarterly, and were payable until February 15, 2005, at our option, either in cash or by the issuance of additional shares of junior exchangeable preferred stock having an aggregate liquidation preference equal to the amount of such dividends. We have not declared or paid the cash dividends due on May 15, 2005 or August 15, 2005.
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

If we fail to pay six or more quarterly dividends on our junior exchangeable preferred stock, the holders of junior exchangeable preferred stock will have the right to elect the lesser of two directors or the number of directors constituting 25% of the members of our board by following the procedures set forth in the certificate of designation.
At September 30, 2005, we had accrued $20.1 million in undeclared dividends with respect to our junior exchangeable preferred securities, which will be payable at the mandatory repurchase date, if not sooner declared and paid. The shares of senior and junior exchangeable preferred stock are non-voting, except as otherwise required by law and as provided in their respective Certificates of Designation. Each Certificate of Designation provides that at any time dividends on the outstanding exchangeable preferred stock are in arrears and unpaid for six or more quarterly dividend periods (whether or not consecutive), the holders of a majority of the outstanding shares of the affected exchangeable preferred stock, voting as a class, will be entitled to elect the lesser of two directors or that number of directors constituting 25% of the members of our Board of Directors. The voting rights continue until such time as all dividends in arrears on the affected class of exchangeable preferred stock are paid in full (and, in the case of the senior exchangeable preferred stock after May 15, 2003, or in the case of the junior exchangeable preferred stock after February 15, 2005, are paid in cash), at which time the terms of any directors elected pursuant to such voting rights will terminate. Voting rights may also be triggered by other events described in the Certificates of Designation.
6) REDEEMABLE PREFERRED STOCK:
We have issued the following preferred stock with liquidation preferences of $1,000 per share:

				Other		Accrued
			Conversion	features,	Number of	dividends at
		Dividend	price to	rights,	shares	September 30,	Total
	Repurchase	rate per	common	preferences	originally	2005	Valuation
	Date	annum	stock	and powers	issued	(In thousands)	(In thousands)
Class M Voting Convertible Preferred Stock	April 3, 2012	8.000%	$53.000	Voting	110,000	$59,975	$169,975

Class T Convertible Preferred Stock	April 1, 2020	4.000%	$50.631	Non-Voting	7,541	1,659	9,200

Total					117,541	$61,634	$179,175

Preferred security balance sheet reconciliation (in thousands):

As of
September 30, 2005
Preferred securities originally issued	$117,541
Accrued dividends	61,634
Unamortized issuance costs	(2,578)

$176,597

Dividends on the Class M convertible preferred stock are compounded quarterly, accrue at 8% per annum, and are payable upon repurchase or upon liquidation of RCC. The Class M convertible preferred stock is convertible into shares of our Class A common stock at an original conversion price of $53.00 per share, subsequently adjusted to $50.43 per share. Dividends are not payable if the shares are converted. The holders of the Class M convertible preferred stock are entitled to vote on all matters submitted to the holders of the common stock on an as-converted basis. The Class M convertible preferred stock is senior to our common stock with respect to dividend rights and rights on liquidation, winding-up and dissolution of RCC.
The senior exchangeable preferred stock, junior exchangeable preferred stock, Class M convertible preferred stock are redeemable at 100% of their total liquidation preference plus accumulated and unpaid dividends at their respective repurchase dates.

In order to comply with the FCC rules regarding cross-ownership of cellular licensees within a given market, we issued 7,541 shares of Class T convertible preferred stock with a liquidation preference of $1,000 per share to Telephone and Data Systems, Inc. (“TDS”) on September 30, 2000 in exchange for 43,000 shares of Class A common stock and 105,940 shares of Class B common stock owned by TDS or its affiliates. TDS or RCC can convert the convertible preferred stock into the original number of shares of Class A or Class B common stock at any time that ownership by TDS or its affiliates of the common stock would then be permissible under FCC rules.
See Note 9, “Events subsequent to September 30, 2005,” for information regarding our conversion of the Class T convertible preferred stock into common stock in October 2005.
7) NET INTEREST EXPENSE
Components of interest expense are as follows:

	Three months ended		Nine months ended
(in thousands)	September 30,		September 30,
	2005	2004	2005	2004

Interest expense on credit agreement	$—	$—	$—	$4,884
Interest expense on senior secured notes	10,531	9,564	30,865	19,878
Interest expense on senior notes	8,023	8,023	24,070	24,070
Interest expense on senior subordinated notes	10,320	10,320	30,961	30,961
Amortization of debt issuance costs	1,170	1,148	3,510	3,518
Write-off of debt issuance costs	92	269	243	12,605
Senior and junior preferred stock dividends	13,969	13,331	41,639	42,111
Effect of derivative instruments	(172)	(172)	(515)	5,380
Gain on repurchase and exchange of senior exchangeable preferred stock	(131)	(7,296)	(5,685)	(22,572)
Other	(26)	(58)	(984)	1,049

	$43,776	$35,129	$124,104	$121,884

Exchange of senior exchangeable preferred stock preferred stock for common stock. During the three months ended September 30, 2005, we exchanged an aggregate of 9,535 shares of our 11 ⅜% senior exchangeable preferred stock for an aggregate of 1,070,190 shares of our Class A common stock in negotiated transactions. The shares were issued in reliance upon the exemption from registration provided in Section 3(a)(9) of the Securities Act of 1933, as amended. These transactions resulted in a gain of $131,000, which was recorded as a reduction of interest expense.
Gain on repurchase of senior exchangeable preferred stock. During the nine months ended September 30, 2005, we repurchased 14,932 shares of our senior exchangeable preferred stock for $13.4 million. These shares had accrued $4.0 million in unpaid dividends. The resulting $5.6 million gain was recorded as a reduction of interest expense.
During the three and nine months ended September 30, 2004, we repurchased 22,750 and 80,500 shares of our senior exchangeable preferred stock for $19.0 million and $68.4 million, respectively. During the three and nine months ended September 30, 2004, the repurchases resulted in gains of $7.3 million and $22.6 million, respectively, which were recorded as a reduction of interest expense.
8) GUARANTOR/NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL INFORMATION
RCC’s obligations under the Senior Secured Floating Rate Notes due 2010 and 8 ¼% Senior Secured Notes due 2012 are senior secured obligations and are fully and unconditionally guaranteed on a senior, secured, third-priority basis by certain of RCC’s subsidiaries. Wireless Alliance, LLC is not a guarantor of the notes.

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
The financial accounting records of RGI Group, Inc. (“RGI”), a guarantor subsidiary, are not maintained on a stand-alone basis and, accordingly, are included in the parent company financial presentation. RGI’s assets were approximately $6 million as of September 30, 2005 and December 31, 2004.
THE FOLLOWING CONSOLIDATING FINANCIAL INFORMATION AS OF THE DATES AND FOR THE PERIODS INDICATED OF RURAL CELLULAR CORPORATION (THE PARENT), ITS GUARANTOR SUBSIDIARIES, AND ITS NON-GUARANTOR SUBSIDIARY REFLECTS ALL INTER-COMPANY REVENUE AND EXPENSE.

Balance Sheet Information as of September 30, 2005 (unaudited)
(In thousands, except per share data):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CURRENT ASSETS:
Cash and cash equivalents	$33,425	$2,283	$58	$—	$35,766
Accounts receivable, less allowance for doubtful accounts	31,852	41,784	2,600	—	76,236
Inventories	1,432	7,098	276	—	8,806
Other current assets	2,177	2,618	(29)	—	4,766
Intercompany receivable	38,691	—	—	(38,691)	—

Total current assets	107,577	53,783	2,905	(38,691)	125,574

PROPERTY AND EQUIPMENT, net	53,877	214,360	9,782	—	278,019

LICENSES AND OTHER ASSETS:
Licenses, net	—	539,834	8,679	—	548,513
Goodwill, net	3,151	345,533	—	—	348,684
Customer lists, net	1,033	32,913	—	—	33,946
Deferred debt issuance costs, net	25,882	—	—	—	25,882
Investment in consolidated subsidiaries	1,156,035	—	—	(1,156,035)	—
Other assets, net	3,571	6,805	2,294	(6,474)	6,196

Total licenses and other assets	1,189,672	925,085	10,973	(1,162,509)	963,221

	$1,351,126	$1,193,228	$23,660	$(1,201,200)	$1,366,814

CURRENT LIABILITIES:
Accounts payable	$22,200	$14,077	$723	$—	$37,000
Current portion of long-term debt	15	—	—	—	15
Advance billings and customer deposits	2,356	9,444	262	—	12,062
Accrued interest	17,871	—	—	—	17,871
Other accrued expenses	35,726	50,970	21	(74,349)	12,368
Intercompany liabilities	—	41,184	(2,492)	(38,692)	—

Total current liabilities	78,168	115,675	(1,486)	(113,041)	79,316
LONG-TERM LIABILITIES	1,732,598	1,088,647	41,023	(1,115,130)	1,747,138

Total liabilities	1,810,766	1,204,322	39,537	(1,228,171)	1,826,454

REDEEMABLE PREFERRED STOCK	176,597	—	—	—	176,597

SHAREHOLDERS’ EQUITY (DEFICIT):
Class A common stock; $.01 par value; 200,000 shares authorized,13,140 outstanding	131	918	—	(918)	131
Class B common stock; $.01 par value; 10,000 shares authorized, 453 outstanding	5	—	—	—	5
Additional paid-in capital	207,212	760,152	31,679	(791,831)	207,212

Accumulated earnings (deficit)	(843,998)	(772,164)	(47,556)	819,720	(843,998)

Unearned compensation	(1,408)	—	—	—	(1,408)

Accumulated other comprehensive income	1,821	—	—	—	1,821

Total shareholders’ equity (deficit)	(636,237)	(11,094)	(15,877)	26,971	(636,237)

	$1,351,126	$1,193,228	$23,660	$(1,201,200)	$1,366,814

Balance Sheet Information as of December 31, 2004 (in thousands, except per share data):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CURRENT ASSETS:
Cash and cash equivalents	$84,068	$1,253	$18	$—	$85,339
Accounts receivable, less allowance for doubtful accounts	17,047	43,252	2,250	—	62,549
Inventories	1,905	5,435	318	—	7,658
Other current assets	1,669	2,425	81	—	4,175

Total current assets	104,689	52,365	2,667	—	159,721

PROPERTY AND EQUIPMENT, net	61,016	203,148	11,969	—	276,133

LICENSES AND OTHER ASSETS:
Licenses, net	—	539,834	8,679	—	548,513
Goodwill, net	3,149	345,533	—	—	348,682
Customer lists, net	1,268	46,600	—	—	47,868
Deferred debt issuance costs, net	30,228	—	—	—	30,228
Investment in consolidated subsidiaries	1,184,801	—	—	(1,184,801)	—
Other assets, net	3,453	10,245	2,518	(9,911)	6,305

Total licenses and other assets	1,222,899	942,212	11,197	(1,194,712)	981,596

	$1,388,604	$1,197,725	$25,833	$(1,194,712)	$1,417,450

CURRENT LIABILITIES:
Accounts payable	$22,609	$28,991	$865	$—	$52,465
Current portion of long-term debt	81	—	—	—	81
Advance billings and customer deposits	2,147	8,619	310	—	11,076
Accrued interest	41,112	—	—	—	41,112
Other accrued expenses	34,442	49,248	42	(74,053)	9,679

Total current liabilities	100,391	86,858	1,217	(74,053)	114,413
LONG-TERM LIABILITIES	1,718,255	1,852,703	41,025	(1,878,904)	1,733,079

Total liabilities	1,818,646	1,939,561	42,242	(1,952,957)	1,847,492

REDEEMABLE PREFERRED STOCK	166,296	—	—	—	166,296

SHAREHOLDERS’ EQUITY (DEFICIT):
Class A common stock; $.01 par value; 200,000 shares authorized, 11,836 outstanding	118	918	—	(918)	118
Class B common stock; $.01 par value; 10,000 shares authorized, 540 outstanding	5	—	—	—	5

Additional paid-in capital	193,347	349	31,679	(32,028)	193,347

Accumulated earnings (deficit)	(791,446)	(743,103)	(48,088)	791,191	(791,446)

Unearned compensation	(698)	—	—	—	(698)

Accumulated other comprehensive income	2,336	—	—	—	2,336

Total shareholders’ equity (deficit)	(596,338)	(741,836)	(16,409)	758,245	(596,338)

	$1,388,604	$1,197,725	$25,833	$(1,194,712)	$1,417,450

Statement of Operations Information for the Three Months Ended September 30, 2005
(unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUE:
Service	$24,838	$71,833	$1,877	$(261)	$98,287
Roaming	9,961	29,683	2,141	—	41,785
Equipment	1,844	6,197	179	—	8,220

Total revenue	36,643	107,713	4,197	(261)	148,292

OPERATING EXPENSES:
Network costs, excluding depreciation	6,269	26,033	790	(207)	32,885
Cost of equipment sales	2,772	10,685	281	—	13,738
Selling, general and administrative	12,016	27,653	1,253	(54)	40,868
Depreciation and amortization	4,081	19,659	809	—	24,549
Stock based compensation	321	—	—	—	321

Total operating expenses	25,459	84,030	3,133	(261)	112,361

OPERATING INCOME	11,184	23,683	1,064	—	35,931

OTHER INCOME (EXPENSE):
Interest expense	(43,757)	(26,498)	(827)	27,306	(43,776)
Interest and dividend income	27,555	—	—	(27,306)	249
Inter-company charges	2,703	(2,703)	—	—	—
Equity in subsidiaries	(5,304)	—	—	5,304	—
Other	2	(127)	—	—	(125)

Other expense, net	(18,801)	(29,328)	(827)	5,304	(43,652)

INCOME (LOSS) BEFORE INCOME TAXES	(7,617)	(5,645)	237	5,304	(7,721)

INCOME TAX PROVISION (BENEFIT)	—	117	—	(221)	(104)

NET INCOME (LOSS)	(7,617)	(5,762)	237	5,525	(7,617)

PREFERRED STOCK DIVIDEND	(3,534)	—	—	—	(3,534)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(11,151)	$(5,762)	$237	$5,525	$(11,151)

Statement of Operations Information for the Nine Months Ended September 30, 2005
(unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUE:
Service	$70,205	$216,590	$5,722	$(670)	$291,847
Roaming	18,553	61,699	6,269	(2)	86,519
Equipment	4,906	21,288	500	—	26,694

Total revenue	93,664	299,577	12,491	(672)	405,060

OPERATING EXPENSES:
Network costs, excluding depreciation	16,277	70,277	2,333	(510)	88,377
Cost of equipment sales	8,286	33,612	849	—	42,747
Selling, general and administrative	29,252	81,359	3,785	(162)	114,234
Depreciation and amortization	13,035	55,740	2,700	—	71,475
Stock based compensation	429	—	—	—	429
Impairment of assets	7,020	—	—	—	7,020

Total operating expenses	74,299	240,988	9,667	(672)	324,282

OPERATING INCOME	19,365	58,589	2,824	—	80,778

OTHER INCOME (EXPENSE):
Interest expense	(124,041)	(78,634)	(2,294)	80,865	(124,104)
Interest and dividend income	81,765	9	2	(80,865)	911
Inter-company charges	9,490	(9,490)	—	—	—
Equity in subsidiaries	(28,839)	—	—	28,839	—
Other	9	(158)	—	—	(149)

Other expense, net	(61,616)	(88,273)	(2,292)	28,839	(123,342)

INCOME (LOSS) BEFORE INCOME TAXES	(42,251)	(29,684)	532	28,839	(42,564)

INCOME TAX PROVISION (BENEFIT)	—	(623)	—	310	(313)

NET INCOME (LOSS)	(42,251)	(29,061)	532	28,529	(42,251)

PREFERRED STOCK DIVIDEND	(10,301)	—	—	—	(10,301)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(52,552)	$(29,061)	$532	$28,529	$(52,552)

Statement of Operations Information for the Three Months Ended September 30, 2004
(unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUE:
Service	$22,969	$71,764	$2,425	$(65)	$97,093
Roaming	5,614	22,435	1,693	(3)	29,739
Equipment	1,668	3,717	204	—	5,589

Total revenue	30,251	97,916	4,322	(68)	132,421

OPERATING EXPENSES:
Network costs, excluding depreciation	4,680	22,453	700	(65)	27,768
Cost of equipment sales	2,517	7,234	284	—	10,035
Selling, general and administrative	8,703	25,013	1,275	(3)	34,988
Depreciation and amortization	4,138	14,446	890	—	19,474

Total operating expenses	20,038	69,146	3,149	(68)	92,265

OPERATING INCOME	10,213	28,770	1,173	—	40,156

OTHER INCOME (EXPENSE):
Interest expense	(35,103)	(42,956)	(570)	43,500	(35,129)
Interest and dividend income	43,925	(1)	—	(43,500)	424
Inter-company charges	(7,874)	7,874	—	—	—
Equity in subsidiaries	(5,435)	—	—	5,435	—
Other	—	(14)	—	—	(14)

Other expense, net	(4,487)	(35,097)	(570)	5,435	(34,719)

NET INCOME (LOSS) BEFORE INCOME TAXES	5,726	(6,327)	603	5,435	5,437

INCOME TAX PROVISION (BENEFIT)	289	5,296	—	(5,585)	—

NET INCOME (LOSS)	5,437	(11,623)	603	11,020	5,437

PREFERRED STOCK DIVIDEND	(3,253)	—	—	—	(3,253)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$2,184	$(11,623)	$603	$11,020	$2,184

Statement of Operations Information for the Nine Months Ended September 30, 2004
(unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUE:
Service	$63,776	$210,256	$6,786	$(161)	$280,657
Roaming	11,210	65,812	4,729	(6)	81,745
Equipment	4,071	11,768	611	—	16,450

Total revenue	79,057	287,836	12,126	(167)	378,852

OPERATING EXPENSES:
Network costs, excluding depreciation	12,826	61,770	2,641	(164)	77,073
Cost of equipment sales	5,851	23,907	869	—	30,627
Selling, general and administrative	24,092	70,542	3,854	(3)	98,485
Depreciation and amortization	11,265	41,479	2,645	—	55,389

Total operating expenses	54,034	197,698	10,009	(167)	261,574

OPERATING INCOME	25,023	90,138	2,117	—	117,278

OTHER INCOME (EXPENSE):
Interest expense	(121,791)	(122,578)	(1,730)	124,215	(121,884)
Interest and dividend income	125,581	4	—	(124,215)	1,370
Inter-company charges	(20,848)	20,848	—	—	—
Equity in subsidiaries	(10,979)	—	—	10,979	—
Other	(6)	(72)	—	—	(78)

Other expense, net	(28,043)	(101,798)	(1,730)	10,979	(120,592)

NET INCOME (LOSS) BEFORE INCOME TAXES	(3,020)	(11,660)	387	10,979	(3,314)

INCOME TAX PROVISION (BENEFIT)	294	18,738	—	(19,032)	—

NET INCOME (LOSS)	(3,314)	(30,398)	387	30,011	(3,314)

PREFERRED STOCK DIVIDEND	(9,581)	—	—	—	(9,581)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(12,895)	$(30,398)	$387	$30,011	$(12,895)

Statement of Cash Flows Information for Nine Months Ended September 30, 2005
(unaudited) (in thousands):

		Guarantor	Non Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(42,251)	$(29,061)	$532	$28,529	$(42,251)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization	13,035	55,740	2,700	—	71,475
Loss on write-off of debt issuance costs	243	—	—	—	243
Gain on repurchase of preferred stock	(5,685)	—	—	—	(5,685)
Non-cash preferred stock dividends	3,797	—	—	—	3,797
Impairment of assets	7,020	—	—	—	7,020
Stock based compensation	429	—	—	—	429
Deferred income taxes	—	(623)	—	310	(313)
Other	3,053	476	(1)	—	3,528
Change in other operating elements:
Accounts receivable	(7,766)	(5,777)	(350)	—	(13,893)
Inventories	473	(1,663)	42	—	(1,148)
Other current assets	(349)	(192)	109	—	(432)
Accounts payable	447	(4,241)	(142)	—	(3,936)
Advance billings and customer deposits	210	824	(48)	—	986
Accrued preferred stock dividends	37,842	—	—	—	37,842
Accrued interest	(19,443)	—	—	—	(19,443)
Other accrued expenses	1,186	1,426	(21)	—	2,591

Net cash (used in) provided by operating activities	(7,759)	16,909	2,821	28,839	40,810

INVESTING ACTIVITIES:
Purchases of property and equipment	(20,009)	(57,224)	(288)	—	(77,521)
Proceeds from sale of property and equipment	27	91	—	—	118
Other	(124)	(1)	—	—	(125)

Net cash used in investing activities	(20,106)	(57,134)	(288)	—	(77,528)

FINANCING ACTIVITIES:
Change in parent company receivable and payable	(9,923)	41,255	(2,493)	(28,839)	—
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	587	—	—	—	587
Repurchase of preferred stock	(13,355)	—	—	—	(13,355)
Other	(87)	—	—	—	(87)

Net cash (used in) provided by financing activities	(22,778)	41,255	(2,493)	(28,839)	(12,855)

NET INCREASE (DECREASE) IN CASH	(50,643)	1,030	40	—	(49,573)
CASH AND CASH EQUIVALENTS, at beginning of year	84,068	1,253	18	—	85,339

CASH AND CASH EQUIVALENTS, at end of period	$33,425	$2,283	$58	$—	$35,766

Statement of Cash Flows information for the Nine Months Ended September 30, 2004
(unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(3,314)	$(30,398)	$387	$30,011	$(3,314)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	11,265	41,479	2,645	—	55,389
Loss on write-off of debt and preferred stock issuance costs	12,605	—	—	—	12,605
Gain on repurchase of preferred stock	(22,573)	—	—	—	(22,573)
Adjustments of interest rate derivatives to fair market value	4,339	—	—	—	4,339
Non-cash preferred stock dividends	21,144	—	—	—	21,144
Tax adjustments	294	18,738	—	(19,032)	—
Other	3,813	2,160	(42)	—	5,931
Change in other operating elements:
Accounts receivable	1,478	822	(212)	—	2,088
Inventories	(269)	1,067	48	—	846
Other current assets	31	(418)	26	—	(361)
Accounts payable	(6,655)	(1,918)	(254)	—	(8,827)
Advance billings and customer deposits	101	976	43	—	1,120
Accrued preferred stock dividends	20,967	—	—	—	20,967
Accrued interest	(13,024)	—	—	—	(13,024)
Other accrued liabilities	(1,960)	180	(77)	—	(1,857)

Net cash provided by operating activities	28,242	32,688	2,564	10,979	74,473

INVESTING ACTIVITIES:
Purchases of property and equipment	(19,356)	(41,717)	(529)	—	(61,602)
Proceeds from property exchange, net	(414)	13,987	—	—	13,573
Proceeds from sale of property and equipment	18	36	—	—	54
Other	19	(15)	—	—	4

Net cash used in investing activities	(19,733)	(27,709)	(529)	—	(47,971)

FINANCING ACTIVITIES:
Change in parent company receivable and payable	17,773	(4,754)	(2,040)	(10,979)	—
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	187	—	—	—	187
Repayments of long-term debt under the credit agreement	(525,724)	—	—	—	(525,724)
Proceeds from issuance of 8 ¼% senior secured notes	350,000	—	—	—	350,000
Proceeds from issuance of variable rate notes	160,000	—	—	—	160,000
Repurchase of preferred stock	(68,351)	—	—	—	(68,351)
Payments to settle interest rate swaps	(7,645)	—	—	—	(7,645)
Payments of debt issuance costs	(13,928)	—	—	—	(13,928)
Other	(161)	—	—	—	(161)

Net cash used in financing activities	(87,849)	(4,754)	(2,040)	(10,979)	(105,622)

NET (DECREASE) INCREASE IN CASH	(79,340)	225	(5)	—	(79,120)
CASH AND CASH EQUIVALENTS, at beginning of year	141,263	1,266	18	—	142,547

CASH AND CASH EQUIVALENTS, at end of period	$61,923	$1,491	$13	$—	$63,427

9) EVENTS SUBSEQUENT TO SEPTEMBER 30, 2005
Declaration of Senior Exchangeable Preferred Stock Dividends. On October 10, 2005, our board declared payment of four quarterly dividends on our outstanding senior exchangeable preferred Stock. These dividends, which were paid on October 26, 2005, represented the quarterly dividends payable on November 15, 2004, February 14, 2005, May 15, 2005 and August 15, 2005, and totaled $118.69 per share, including accrued interest.
The aggregate total dividends of approximately $17.8 million were paid from existing cash and reduced the number of unpaid quarterly dividends to five, which remedied the existing Voting Rights Triggering Event and removed any uncertainty regarding our ability to incur indebtedness, including under the revolving credit facility. We do not anticipate paying additional cash dividends on our senior exchangeable preferred stock in the foreseeable future. Accordingly future draws on the revolving credit facility may be restricted.
Revolving Credit Agreement. Effective October 18, 2005, we received approval from a majority of the banks who are lenders under the revolving credit agreement to exclude $17.8 million of senior exchangeable preferred dividends paid on October 26, 2005, from the interest coverage covenant calculation. We also borrowed $58.0 million against the revolving credit facility on November 3, 2005 and are in compliance with all of the credit facility financial covenants as of November 3, 2005.
Effective October 18, 2005, we received approval from a majority of the banks who are lenders under the revolving credit agreement to exclude $17.8 million of 11 3/8% senior exchangeable preferred dividends paid on October 26, 2005, from the interest coverage covenant calculation.
Conversion of Class T Convertible Preferred Stock into Class A Common Stock. On October 27, 2005, RCC converted all of its outstanding shares of Class T convertible preferred stock into the 43,000 shares of Class A and 105,940 shares of Class B common stock. Dividends are not payable if the shares are converted. Accrued dividends reversed in this transaction resulted in a gain of approximately $7.0 million, which will reduce preferred stock dividends in the fourth quarter of 2005.
Offering of Senior Subordinated Floating Rate Notes. On November 7, 2005, we completed an offering of $175 million of Senior Subordinated Floating Rate Notes. With the proceeds of this offering, we will redeem all of our outstanding 9 5/8% notes. The total amount for such redemption will be approximately $133 million, including $125.0 million aggregate principal, $6.7 million accrued interest to the redemption date, anticipated to be December 7, 2005, and $2 million premium for early redemption. This transaction will result in a loss of approximately $1.0 million, which will be included in interest expense in the fourth quarter of 2005.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS OVERVIEW
We are a wireless communications service provider focusing primarily on rural markets in the United States. Our principal operating objective is to increase revenue and achieve profitability through increased penetration in existing wireless markets.
Our operating territories include portions of five states in the Northeast, three states in the Northwest, four states in the Midwest, and three states in the South. Within each of our four territories, we have a strong local sales and customer service presence in the communities we serve.
Our marketed networks covered a total population of approximately 6.4 million POPs and served approximately 704,605 voice customers as of September 30, 2005. We have national roaming agreements in our markets with Cingular (effective through December 2009) and Verizon (effective through December 2007). Under these agreements, we are able to attain preferred roaming status by overlaying our existing TDMA networks in our South, Northeast and Northwest networks with GSM/GPRS/EDGE technology and our Midwest region network with CDMA technology. We also have various agreements with T-Mobile, which are effective through December 2007.
In July 2005, we decided to centralize and streamline our business processes in order to redeploy resources to better support our new products and services. RCC’s sales, customer service, network operations, and financial areas will now be managed on a functional basis through a centralized management structure. We believe this change should allow us to more efficiently apply best practices company-wide, streamline decision-making, and reframe our relationship with customers.
Summary of three months ended September 30, 2005
Our third quarter operating highlights reflect:
•	Continued construction and substantial completion of our 2.5G networks and, accordingly, improved roaming minutes over the comparable period of the previous year,

•	Continued transition of our 2.0G customers to 2.5G handsets,

•	Increased service revenue, primarily reflecting higher Local Service Revenue (“LSR”) and Universal Service Fund (“USF”) support,

•	Increased costs required to support and market 2.5G networks, products, and customers,

•	Increased customer churn and declining customers reflecting increased customer care needs, which we encountered during the commercial introduction of our GSM networks, and new technology billing system issues.
For the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, service revenue increased 1.2% to $98.3 million and LSR increased to $51 as compared with $48. Contributing to the increase in LSR were increased levels of USF and increased access and features revenue. During the three months ended September 30, 2005, our total customers decreased by 12,150 to 704,605 at September 30, 2005 as compared to 716,755 at June 30, 2005.
Roaming revenue for the three months ended September 30, 2005 was $41.8 million as compared to $29.7 million in the three months ended September 30, 2004. The increase in roaming revenue reflects outcollect roaming yield declining to $0.13 per minute in the three months ended September 30, 2005 as compared to $0.16 per minute in the three months ended September 30, 2004, which was more than offset by a 65% increase in roaming outcollect minutes as compared to the comparable period of the prior year.

At September 30, 2005, substantially all of our 974 cell sites were equipped with next-generation technology. During the three months ended September 30, 2005 and June 30, 2005, 2.5G outcollect minutes accounted for 85% and 72%, respectively, of our total outcollect minutes.
Including the cost of our anticipated overlays, our total capital expenditures for 2005 and 2006 are expected to be approximately $150 million, of which we had spent approximately $77.5 million through September 30, 2005.
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

Also included are charges for features such as voicemail, call waiting, call forwarding, and incollect revenue, which consists of charges to our customers when they use their wireless phones in other wireless markets. We do not charge installation or connection fees. We also include in service revenue the USF support funding that we receive as a result of our ETC status in certain states and the USF pass-through fees we charge our customers.

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
Operating expenses
Our operating expenses include network costs, cost of equipment sales, selling, general and administrative expenses, and depreciation and amortization, each of which is described below:
•	Network costs include switching and transport expenses and expenses associated with the maintenance and operation of our wireless network facilities, including salaries for employees involved in network operations, site costs, charges from other service providers for resold minutes, and the service and expense associated with incollect revenue.

•	Cost of equipment sales includes costs associated with telephone equipment and accessories sold to customers. In recent years, we and other wireless providers have increased the use of discounts on phone equipment to attract customers as competition between service providers has intensified. As a result, we have incurred, and expect to continue to incur, losses on equipment sales per gross additional and migrated customer. We expect to continue these discounts and promotions because we believe they will increase the number of our wireless customers and, consequently, increase service revenue.

•	Selling, general and administrative (“SG&A”) expenses include salaries, benefits, and operating expenses such as marketing, commissions, customer support, accounting, administration, and billing. We also include in SG&A contributions payable to the USF.

•	Depreciation and amortization represents the costs associated with the depreciation of fixed assets and the amortization of customer lists and spectrum relocation.

Other expenses
In addition to the operating expenses discussed above, RCC also incurs other expenses, primarily interest on debt and dividends on preferred stock.
•	Interest expense primarily results from the issuance of outstanding notes and exchangeable preferred stock, the proceeds of which were used to finance acquisitions, repay other borrowings, and further develop our wireless network.
     Interest expense includes the following:
•	Interest expense on our credit agreement, senior secured notes, senior notes, and senior subordinated notes,

•	Amortization of debt issuance costs,

•	Early extinguishment of debt issuance costs,

•	Dividends on senior and junior exchangeable preferred stock,

•	Amortization of preferred stock issuance costs,

•	Gain (loss) on derivative instruments, and

•	Gains on repurchase and exchange of preferred stock.
•	Preferred stock dividends are accrued on our outstanding Class M convertible preferred stock and Class T convertible preferred stock.
Customer Base
At September 30, 2005, our customer base consisted of three types of customers: postpaid, wholesale, and prepaid. Postpaid customers accounted for the largest portion of our customer base as of that date, at 85.4%. These customers pay a monthly access fee for a wireless service plan that generally includes a fixed number of minutes and certain service features. In addition to the monthly access fee, these customers are typically billed in arrears for long-distance charges, roaming charges, and minutes of use exceeding their rate plans. Our wholesale customers are similar to our postpaid customers in that they pay monthly fees to utilize our network and services; however, the customers are billed by a third party (reseller), who has effectively resold our service to the end user (customer). We in turn bill the third party for the monthly usage of the end user. Wholesale customers accounted for 12.8% of our total customer base as of September 30, 2005. Our prepaid customers accounted for 1.8% of our customer base as of September 30, 2005.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES
The following discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of revenue, expenses, assets, and liabilities during the periods reported. Estimates are used when accounting for certain items such as unbilled revenue, allowance for doubtful accounts, depreciation or amortization periods, income taxes, valuation of intangible assets, and litigation contingencies. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. We believe that certain significant accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
For a detailed discussion of our significant accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material changes in the application of our significant accounting policies subsequent to the report. Applications of these policies in preparing the third quarter 10-Q require that estimates be made by management to fairly present the financial position of RCC.
Property, Plant and Equipment and Definite Life Intangibles Impairment
Fixed assets and definite life intangibles are evaluated for impairment whenever indicators of impairment exist. Accounting standards require that if an impairment indicator is present, we must assess whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. If the carrying amount is more than the recoverable amount, an impairment charge must be recognized, based on the fair value of the asset. We believe that the accounting estimate related to asset impairment is a “significant accounting estimate” because: (1) it requires us to make assumptions about future revenues and costs of sales over the life of the asset, (2) judgment is involved in determining the occurrence of a “triggering event,” and (3) recognizing an impairment could have a material impact on our financial position and results of operations. Our assumptions about future revenues require significant judgment because actual revenues have fluctuated in the past and may continue to do so. In estimating future revenues, we use our internal business forecasts, which we develop based on recent revenue data for existing products and services, planned timing of new products and services, and other industry and economic factors. When indicators are present, RCC tests for impairment.
On June 28, 2005, our customer relationship management and billing managed services agreement with Amdocs was mutually terminated. Until October 2005, our GSM customers were being served through a transitional Amdocs system implemented earlier this year. As a result of the termination of the agreement, we recorded a charge to operations during the three months ended June 30, 2005 of $7.0 million, reflecting the write down of certain development costs previously capitalized.

Recently Issued Accounting Pronouncements
Accounting for Share-Based Compensation. On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for us as of January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We are currently assessing the impact of adopting SFAS No. 123(R) on our consolidated results of operations.

RESULTS OF OPERATIONS
The following tables present certain consolidated statement of operations data as a percentage of total revenue as well as other operating data for the periods indicated.

(in thousands)	Three months ended September 30,				Nine months ended September 30,
	2005		2004		2005		2004
		%		%		%		%
	Actual	of revenue	Actual	of revenue	Actual	of revenue	Actual	of revenue
REVENUE:
Service	$98,287	66.3%	$97,093	73.3%	$291,847	72.1%	$280,657	74.1%
Roaming	41,785	28.2	29,739	22.5	86,519	21.3	81,745	21.6
Equipment	8,220	5.5	5,589	4.2	26,694	6.6	16,450	4.3

Total revenue	148,292	100.0	132,421	100.0	405,060	100.0	378,852	100.0

OPERATING EXPENSES:
Network costs, excluding depreciation	32,885	22.2	27,768	21.0	88,377	21.8	77,073	20.3
Cost of equipment sales	13,738	9.3	10,035	7.6	42,747	10.6	30,627	8.1
Selling, general and administrative	40,868	27.6	34,988	26.4	114,234	28.2	98,485	26.0
Depreciation and amortization	24,549	16.6	19,474	14.7	71,475	17.6	55,389	14.6
Stock based compensation	321	0.2	—	—	429	0.1	—	—
Impairment of assets	—	—	—	—	7,020	1.7	—	—

Total operating expenses	112,361	75.9	92,265	69.7	324,282	80.0	261,574	69.0

OPERATING INCOME	35,931	24.1	40,156	30.3	80,778	20.0	117,278	31.0

OTHER INCOME (EXPENSE):
Interest expense	(43,776)	(29.5)	(35,129)	(26.5)	(124,104)	(30.6)	(121,884)	(32.2)
Interest and dividend income	249	0.2	424	0.3	911	0.2	1,370	0.4
Other	(125)	(0.1)	(14)	0.0	(149)	0.0	(78)	0.0

Other expense, net	(43,652)	(29.4)	(34,719)	(26.2)	(123,342)	(30.4)	(120,592)	(31.8)

INCOME (LOSS) BEFORE INCOME TAX BENEFIT	(7,721)	(5.3)	5,437	4.1	(42,564)	(10.4)	(3,314)	(0.8)

INCOME TAX BENEFIT	(104)	(0.1)	—	—	(313)	(0.1)	—	—

NET INCOME (LOSS)	(7,617)	(5.2)	5,437	4.1	(42,251)	(10.3)	(3,314)	(0.8)
PREFERRED STOCK DIVIDEND	(3,534)	(2.4)	(3,253)	(2.5)	(10,301)	(2.5)	(9,581)	(2.5)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(11,151)	(7.6)%	$2,184	1.6%	$(52,552)	(12.8)%	$(12,895)	(3.3)%

Consolidated Operating Data:	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Penetration (1) (2)	9.6%	10.5%	9.6%	10.5%
Retention (3)	97.0%	97.8%	97.3%	98.0%
Average monthly revenue per customer (4)	$74	$63	$65	$60
Local service revenue per customer (5)	$51	$48	$50	$46
Acquisition cost per customer (6)	$477	$442	$484	$428

Voice customers at period end
Postpaid			601,699	636,655
Prepaid			12,931	21,018
Wholesale			89,975	81,890

Total customers			704,605	739,563

Direct marketed POPs (1)
RCC Cellular			5,651,000	5,525,000
Wireless Alliance			754,000	754,000

Total POPs			6,405000	6,279,000

(1)	Reflects 2000 U.S. Census Bureau data updated for December 2002.

(2)	Represents the ratio of wireless voice customers, excluding wholesale customers, at the end of the period to population served (“POPs”).

(3)	Determined for each period by dividing total postpaid wireless voice customers discontinuing service during such period by the average postpaid wireless voice customers for such period (customers at the beginning of the period plus customers at the end of the period, divided by two), dividing that result by the number of months in the period, and subtracting such result from one.

(4)	Determined for each period by dividing service revenue (not including pass-through regulatory fees) and roaming revenue by the monthly average postpaid customers for such period.

(5)	Determined for each period by dividing service revenue (not including pass-through regulatory fees) by the monthly average postpaid customers for such period.

(6)	Determined for each period by dividing selling and marketing expenses, net cost of equipment sales, and depreciation of rental telephone equipment by the gross postpaid wireless voice customers added during such period.

Three months ended September 30, 2005 and 2004
Revenue
Operating Revenue:

	Three months ended September 30,
(In thousands)	2005	2004	$ Increase	% Increase

Service	$98,287	$97,093	$1,194	1.2%
Roaming	41,785	29,739	12,046	40.5%
Equipment	8,220	5,589	2,631	47.1%

Total operating revenue	$148,292	$132,421	$15,871	12.0%

Service Revenue. Service revenue growth for the three months ended September 30, 2005 primarily reflects LSR increasing to $51 for the three months ended September 30, 2005 compared to $48 for the three months ended September 30, 2004, partially offset by declining customers. Driving the higher LSR were increased access and features revenue together with increased USF payments.
Service Revenue

	Three months ended September 30,
(In thousands)			$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)

Local service	$75,204	$75,892	$(688)	(0.9)%
USF support	10,795	7,616	3,179	41.7%
Regulatory pass through	3,424	3,204	220	6.9%
Other	8,864	10,381	(1,517)	(14.6)%

Total service revenue	$98,287	$97,093	$1,194	1.2%

Reflecting the increase in USF qualified service areas, USF support payments increased to $10.8 million for the three months ended September 30, 2005 as compared to $7.6 million for the three months ended September 30, 2004. We are currently receiving USF support in the states of Alabama, Kansas, Maine, Minnesota, Mississippi, Oregon, Vermont, and Washington. We recently received ETC designation in South Dakota and expect to begin receiving USF support in that state during the first quarter of 2006. We have pending applications for ETC designation for New Hampshire and for the additional markets in Alabama and Mississippi that we acquired in 2004. Given the expansion of USF qualified service areas in states that we serve, we expect the amount of USF support to be approximately $40 million in 2005.
The increase in regulatory pass-through fees reflects a change in federally managed rates.
Customers. Primarily reflecting customer retention declining to 97.0% for the three months ended September 30, 2005, our total customers decreased to 704,605 at September 30, 2005 as compared to 739,563 at September 30, 2004. Our decline in customer retention reflects a multitude of technology related issues, including increased customer care needs (which we encountered during the commercial introduction of our GSM networks), GSM billing system changes, and the transitional stage of our networks. Customer migrations and postpaid gross customer adds for the three months ended September 30, 2005 were 46,000 and 41,000, respectively. We expect to continue a more moderate and controlled rollout of GSM products, which we believe will eventually improve customer retention. At September 30, 2005, approximately 35% of our total customers were equipped with next generation products as compared to 25% at June 30, 2005.
Beginning in 2004, we implemented a new data processing and billing system with Amdocs. In June 2005, our agreement with Amdocs was mutually terminated based upon our determination that the proposed system would not meet our requirements. Subsequently, we entered into an agreement with VeriSign to be the wireless billing provider for our GSM subscribers. We began implementation of a VeriSign data processing and billing system in October 2005. In October 2005, we transitioned our GSM customers previously on the Amdocs system over to the VeriSign platform.

Roaming Revenue. The 40.5% increase in roaming revenue during the three months ended September 30, 2005 primarily reflects a 65% increase in outcollect minutes partially offset by a decline in outcollect yield. Our outcollect yield for the three months ended September 30, 2005 was approximately $0.13 per minute as compared to $0.16 per minute in the three months ended September 30, 2004. Declines in TDMA outcollect minutes were offset by increases in next generation GSM and CDMA outcollect minutes. GSM and CDMA outcollect minutes accounted for approximately 85% of our total outcollect minutes during the three months ended September 30, 2005 as compared to 40% during the three months ended September 30, 2004.
For the three months ended September 30, 2005 and 2004, Cingular, Verizon Wireless, and T-Mobile accounted for approximately 92% and 87%, respectively, of our total outcollect roaming minutes.
We have national roaming agreements in our markets with Cingular (effective through December 2009) and Verizon (effective through December 2007). Under these agreements, we are able to attain preferred roaming status by overlaying our existing TDMA networks in our South, Northeast and Northwest networks with GSM/GPRS/EDGE technology and our Midwest region network with CDMA/2000/1XRTT technology. We expect to have these technology conversions substantially completed during 2005. We also have various agreements with T-Mobile, which are effective through December 2007.
Equipment Revenue. Equipment revenue increased 47.1% to $8.2 million for the three months ended September 30, 2005 as compared to $5.6 million during the three months ended September 30, 2004. Contributing to equipment revenue this quarter were gross postpaid customer additions of approximately 41,000 and customer migrations of approximately 46,000. During the three months ended September 30, 2004, gross postpaid customer additions and migrations were approximately 40,000 and 32,800, respectively.
Operating Expenses

	Three months ended September 30,
(In thousands)			$ Increase	% Increase
	2005	2004	(Decrease)	(Decresae)

Network cost
Incollect cost	$12,137	$12,322	$(185)	(1.5)%
Other network cost	20,748	15,446	5,302	34.3%

	32,885	27,768	5,117	18.4%
Cost of equipment sales	13,738	10,035	3,703	36.9%
Selling, general and administrative	40,868	34,988	5,880	16.8%
Depreciation and amortization	24,549	19,474	5,075	26.1%
Stock based compensation	321	—	321	—

Total operating expenses	$112,361	$92,265	$20,096	21.8%

Network Cost. Network cost, as a percentage of total revenues, increased to 22.2% in the three months ended September 30, 2005 as compared to 21.0% in the three months ended September 30, 2004. This increase reflects additional costs of operating multiple networks (analog, TDMA and 2.5G networks), increased incollect usage by 2.5G customers, and additional cell site costs related to our network improvement and expansion. Per minute incollect cost for the three months ended September 30, 2005 was approximately $0.11 per minute as compared to $0.13 per minute in three months ended September 30, 2004.
Cost of Equipment Sales. Cost of equipment sales increased 36.9% to $13.7 million for the three months ended September 30, 2005, reflecting the cost of increased customer migration to next generation handsets together with increases in gross customer additions. As a percentage of revenue, cost of equipment sales for the three months ended September 30, 2005 increased to 9.3% as compared to 7.6% in the three months ended September 30, 2004. We migrated approximately 46,000 customers to primarily next generation handsets during the three months ended September 30, 2005. During the three months ended September 30, 2004, we migrated approximately 32,800 customers to upgraded handsets. Postpaid gross customer additions in the three months ended September 30, 2005 and September 30, 2004 were approximately 41,000 and 40,000, respectively.

Selling, General and Administrative. As a percentage of revenue, SG&A increased to 27.6% in the three months ended September 30, 2005 as compared to 26.4% during the three months ended September 30, 2004. Contributing to the increase in SG&A were increases in customer service contract labor related to our roll out of next generation products and billing system conversion and severance costs related to the reorganization announced in August 2005. Sales and marketing costs increased reflecting the market launch of next-generation technology products. The increase in bad debt expense results from the increase in customer churn together with a resource realignment of our customer service departments to focus on customer service calls.
Components of SG&A are as follows:

(in thousands)	Three months ended September 30,
	2005	2004	$ Increase	% Increase

General and administrative	$19,259	$15,270	$3,989	26.1%
Sales and marketing	14,244	13,864	380	2.7%
Bad debt	3,854	2,485	1,369	55.1%
Regulatory pass-through fees	3,511	3,369	142	4.2%

	$40,868	$34,988	$5,880	16.8%

Depreciation and Amortization. Depreciation and amortization expense increased 26.1% during the three months ended September 30, 2005 to $24.6 million as compared to $19.5 million for the three months ended September 30, 2004. This increase primarily reflects the accelerated depreciation of our 2.0G TDMA networks and depreciation on the recently activated 2.5G networks in our Northeast and Northwest territories. We expect 2.5G networks to eventually replace 2.0G networks. With our South territory launch of its 2.5G network in May 2005, all of our four territories are operating both 2.0G and 2.5G networks. At September 30, 2005, substantially all of our 974 cell sites were equipped with next-generation technology.
Other Income (Expense)
Interest Expense. Interest expense for the three months ended September 30, 2005, increased 24.6% to $43.8 million as compared to $35.1 million in the three months ended September 30, 2004. The increase in interest expense for the three months ended September 30, 2005 primarily reflects a 98.2% decrease in gains on repurchase and exchange of senior exchangeable preferred stock from the three months ended September 30, 2004.

Components of Interest Expense	Three months ended
(in thousands)	September 30,
	2005	2004

Interest expense on credit agreement	$—	$—
Interest expense on senior secured notes	10,531	9,564
Interest expense on senior notes	8,023	8,023
Interest expense on senior subordinated notes	10,320	10,320
Amortization of debt issuance costs	1,170	1,148
Write-off of debt issuance costs	92	269
Senior and junior preferred stock dividends	13,969	13,331
Effect of derivative instruments	(172)	(172)
Gain on repurchase and exchange of senior exchangeable preferred stock	(131)	(7,296)
Other	(26)	(58)

	$43,776	$35,129

Gain on repurchase of senior exchangeable preferred stock. During the three months ended September 30, 2005, we did not repurchase shares of senior exchangeable preferred stock. During the three months ended September 30, 2004, we repurchased 22,750 shares of our senior exchangeable preferred stock for $19.0 million. These shares had accrued $3.5 million in unpaid dividends. The corresponding $7.3 million gain on repurchase of preferred shares was recorded as a reduction of interest expense.

Gain on exchange of senior exchangeable preferred stock for common stock. During the three months ended September 30, 2005, we exchanged an aggregate of 9,535 shares of our senior exchangeable preferred stock for an aggregate of 1,070,190 shares of our Class A common stock in negotiated transactions. The shares were issued in reliance upon the exemption from registration provided in Section 3(a)(9) of the Securities Act of 1933, as amended. These transactions resulted in a gain of $131,000, which reduced interest expense.
Preferred Stock Dividends
Preferred stock dividends for the three months ended September 30, 2005 increased by 8.6% to $3.5 million as compared to $3.3 million in the three months ended September 30, 2004. The increase in preferred stock dividends reflects the compounding effect of the accrual of past dividends.
Nine months ended September 30, 2005 and 2004
Revenue
Operating Revenue:

	Nine months ended September 30,
(In thousands)	2005	2004	$ Increase	% Increase

Service	$291,847	$280,657	$11,190	4.0%
Roaming	86,519	81,745	4,774	5.8%
Equipment	26,694	16,450	10,244	62.3%

Total operating revenue	$405,060	$378,852	$26,208	6.9%

Service Revenue. Service revenue growth for the nine months ended September 30, 2005 primarily reflects LSR increasing to $50 for the nine months ended September 30, 2005 compared to $46 for the nine months ended September 30, 2004, partially offset by declining customers. Driving the higher LSR were increased access and features revenue together with increased USF payments. Contributing to the increase in LSR was approximately $1 in increased billing to our customers, with the remainder being related to the increase in USF payments.
Service Revenue

	Nine months ended September 30,
(In thousands)			$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)

Local service	$224,420	$223,940	$480	0.2%
USF support	30,295	19,081	11,214	58.8%
Regulatory pass through	10,551	7,981	2,570	32.2%
Other	26,581	29,655	(3,074)	(10.4)%

Total service revenue	$291,847	$280,657	$11,190	4.0%

Reflecting the increase in USF qualified service areas, USF support payments increased to $30.3 million for the nine months ended September 30, 2005 as compared to $19.1 million for the nine months ended September 30, 2004.
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

Customers. Primarily reflecting customer retention declining to 97.3% for the nine months ended September 30, 2005, our total customers decreased to 704,605 at September 30, 2005 as compared to 739,563 at September 30, 2004. Our decline in customer retention reflects a multitude of technology related issues, including increased customer care needs (which we encountered during the commercial introduction of our GSM networks), GSM billing system changes, and the transitional stage of our networks. Customer postpaid gross customer adds and migrations and for the nine months ended September 30, 2005 were 122,341 and 146,641, respectively. We expect to continue a more moderate and controlled rollout of GSM products, which we believe will eventually improve customer retention. Customer postpaid gross customer adds and migrations and for the nine months ended September 30, 2004 were 117,950 and 95,331, respectively.
Roaming Revenue. The 5.8% increase in roaming revenue during the nine months ended September 30, 2005 primarily reflects a decline in roaming yield that was more than offset with increased outcollect minutes. Our outcollect yield for the nine months ended September 30, 2005 was $0.14 per minute as compared to $0.17 per minute in the nine months ended September 30, 2004. Declines in TDMA outcollect minutes were offset by increases in next generation GSM and CDMA outcollect minutes. Partially offsetting the increase in roaming revenue was the transfer of our Oregon RSA 4 service area to AWE on March 1, 2004.
Also impacting roaming revenue primarily during the first and second quarters of 2005 was the accelerated transition by our national roaming partners to 2.5G technology handsets. Because these partners converted their customer base to this new technology before we had completed our network overlays, we did not capture a portion of available roaming revenue. At September 30, 2005, substantially all of our 974 cell sites were equipped with next-generation technology. During the nine months ended September 30, 2005 and 2004, 2.5G outcollect minutes accounted for 76% and 32%, respectively, of our total outcollect minutes. For the nine months ended September 30, 2005 and 2004, Cingular, Verizon Wireless, and T-Mobile accounted for approximately 91% and 85%, respectively, of our total outcollect roaming minutes.
Equipment Revenue. Equipment revenue increased 62.3% to $26.7 million for the nine months ended September 30, 2005 as compared to $16.5 million during the nine months ended September 30, 2004. Contributing to equipment revenue for the nine months ended September 30, 2005 were gross postpaid customer additions increasing to approximately 122,341 as compared to approximately 117,950 during the nine months ended September 30, 2004. Also contributing to equipment revenue were customer migrations of approximately 146,641, during the nine months ended September 30, 2005 as compared to approximately 95,331 during the nine months ended September 30, 2004.
Operating Expenses

	Nine months ended September 30,
(In thousands)	2005	2004	$ Increase	% Increase

Network cost
Incollect cost	$35,409	$34,103	$1,306	3.8%
Other network cost	52,968	42,970	9,998	23.3%

	88,377	77,073	11,304	14.7%

Cost of equipment sales	42,747	30,627	12,120	39.6%
Selling, general and administrative	114,234	98,485	15,749	16.0%
Depreciation and amortization	71,475	55,389	16,086	29.0%
Stock-based compensation	429	—	429	—
Impairment of assets	7,020	—	7,020	—

Total operating expenses	$324,282	$261,574	$62,708	24.0%

Network Cost. Network cost, as a percentage of total revenues, increased to 21.8% in the nine months ended September 30, 2005 as compared to 20.3% in the nine months ended September 30, 2004. This increase reflects additional costs of operating multiple networks (analog, TDMA and 2.5G networks), increased incollect usage by 2.5G customers, and additional cell site costs related to our network improvement and expansion. Per minute incollect cost for the nine months ended September 30, 2005 was approximately $0.11 per minute as compared to $0.13 in nine months ended September 30, 2004.

Cost of Equipment Sales. Cost of equipment sales increased 39.6% to $42.7 million for the nine months ended September 30, 2005, reflecting the cost of increased customer migration to next generation handsets together with increases in gross customer additions. As a percentage of revenue, cost of equipment sales for the nine months ended September 30, 2005 increased to 10.6% as compared to 8.1% in the nine months ended September 30, 2004. We migrated approximately 146,641 customers to primarily next generation handsets during the nine months ended September 30, 2005. During the nine months ended September 30, 2004, we migrated approximately 95,331 customers to upgraded handsets. Postpaid gross customer additions in the nine months ended September 30, 2005 were approximately 122,340 as compared to approximately 118,114 in the nine months ended September 30, 2004.
Selling, General and Administrative. As a percentage of revenue, SG&A increased to 28.2% in the nine months ended September 30, 2005 as compared to 26.0% during the nine months ended September 30, 2004. Contributing to the increase in SG&A were increases in customer service contract labor related to our roll out of next generation products and billing system conversion and severance costs related to the reorganization announced in August 2005. Sales and marketing costs increased reflecting the market launch of next-generation technology products. The increase in bad debt expense reflects increased customer churn together with a resource realignment of our customer service departments to focus on customer service calls. Regulatory pass-through fees increased to $10.7 million in the nine months ended September 30, 2005 as compared to $8.3 million in the nine months ended September 30, 2004, reflecting a change in federally managed rates.
Components of SG&A are as follows:

(in thousands)	Nine months ended September 30,
	2005	2004	$ Increase	% Increase

General and administrative	$50,025	$44,313	$5,712	12.9%
Sales and marketing	44,220	39,124	5,096	13.0%
Bad debt	9,301	6,789	2,512	37.0%
Regulatory pass-through fees	10,688	8,259	2,429	29.4%

	$114,234	$98,485	$15,749	16.0%

Depreciation and Amortization. Depreciation and amortization expense increased 29.0% during the nine months ended September 30, 2005 to $71.5 million as compared to $55.4 million for the nine months ended September 30, 2004. This increase primarily reflects the accelerated depreciation of our 2.0G TDMA networks and depreciation on the recently activated 2.5G networks in our Northeast and Northwest territories. With our South territory launch of its 2.5G network in May 2005, all four of our territories are operating both 2.0G and 2.5G networks. At September 30, 2005, substantially all of our 974 cell sites were equipped with next-generation technology.
Impairment of Assets. Effective June 28, 2005, our agreement with Amdocs was mutually terminated. Reflecting the termination of the agreement, we recorded a charge to operations during the three months ended June 30, 2005 of $7.0 million, reflecting the write down of certain development costs previously capitalized.

Other Income (Expense)
Interest Expense. Interest expense for the nine months ended September 30, 2005, increased 1.8% to $124.1 million as compared to $121.9 million in the nine months ended September 30, 2004. The increase primarily reflects the $11.0 million increase in interest on the senior secured notes and a 74.8% decrease in gain on repurchase and exchange of senior exchangeable preferred stock to $5.7 million as compared to $22.6 million in the previous year. Partially offsetting the increase in interest expense was $12.6 million in write-off of debt issuance costs for the nine months ended September 30, 2004.

	Nine months ended
(in thousands)	September 30,
	2005	2004

Interest expense on credit agreement	$—	$4,884
Interest expense on senior secured notes	30,865	19,878
Interest expense on senior notes	24,070	24,070
Interest expense on senior subordinated notes	30,961	30,961
Amortization of debt issuance costs	3,510	3,518
Write-off of debt issuance costs	243	12,605
Senior and junior preferred stock dividends	41,639	42,111
Effect of derivative instruments	(515)	5,380
Gain on repurchase and exchange of senior exchangeable preferred stock	(5,685)	(22,572)
Other	(984)	1,049

	$124,104	$121,884

Gain on repurchase of Senior Exchangeable preferred stock. During the nine months ended September 30, 2005 and September 30, 2004, we repurchased 14,932 and 80,500 shares of senior exchangeable preferred stock for $13.4 million and $68.4 million, respectively. The corresponding $5.6 million and $22.6 million gains, not including transaction commissions and other related fees, were recorded as a reduction of interest expense within the condensed statement of operations.
Gain on exchange of Senior Exchangeable Preferred Stock for Class A Common Stock. During the nine months ended September 30, 2005, we repurchased an aggregate of 9,535 shares of our senior exchangeable preferred stock in exchange for an aggregate of 1,070,190 shares of our Class A common stock in negotiated transactions resulting in a gain of $131,000. The shares were issued in reliance upon the exemption from registration provided in Section 3(a)(9) of the Securities Act of 1933, as amended.
Preferred Stock Dividends
Preferred stock dividends for the nine months ended September 30, 2005 increased by 7.5% to $10.3 million as compared to $9.6 million in the nine months ended September 30, 2004 reflecting the compounding effect of the accrual of past dividends.
LIQUIDITY AND CAPITAL RESOURCES
We need cash primarily for working capital, capital expenditures, debt service, customer growth, and purchases of additional spectrum. We began a 2.5G technology network overlay process in late 2003, which we expect to be substantially complete in 2005. We have made commitments to our roaming partners and to equipment vendors to substantially complete our 2.5G networks by the end of 2005. At September 30, 2005, substantially all of our 974 cell sites were equipped with next-generation technology. We are also pursuing a strategy of expanding our network coverage in all of our territories, which will result in an increase in the number of our cell sites and an increase in total marketed POPs. We believe our network overlay and expansion efforts will improve our ability to attract customers in addition to providing our roaming partners greater access to our networks. Including the cost of our anticipated overlays, our total capital expenditures for 2005 and 2006 are expected to be approximately $150 million, of which we had spent approximately $77.5 million through September 30, 2005. We expect to fund these capital expenditures primarily from cash on hand and operating cash flow.

Liquidity. RCC’s cash and cash equivalents at September 30, 2005 declined to $35.8 million as compared to $85.3 million at December 31, 2004.
Until August 2003, we paid the dividends on our senior exchangeable preferred stock by issuing additional shares of exchangeable preferred stock and until February 15, 2005, we paid the dividends on our junior exchangeable preferred stock by issuing additional shares of junior preferred stock. Because we had failed to pay six or more quarterly dividends on our senior exchangeable preferred stock, a “Voting Rights Triggering Event,” as defined in the terms of our senior preferred stock, existed as of November 15, 2004. Accordingly, the holders of senior exchangeable preferred stock exercised their right to elect two directors. Additionally, while a “Voting Rights Triggering Event” exists, certain terms of our senior preferred stock, if enforceable, may prohibit incurrence of additional indebtedness, including borrowings under our revolving credit facility.
Beginning in May 2005 our junior exchangeable preferred stock dividends are to be paid in cash. We did not declare or pay the quarterly dividends payable in May or August 2005 on the junior exchangeable preferred stock. If we elect not to pay the required cash dividends on our junior exchangeable preferred stock for six or more quarters, the holders will have right to elect directors.
Total accrued dividends in arrears for both the junior and senior exchangeable preferred securities, through September 30, 2005, were approximately $68.8 million.
On October 26, 2005, we paid four quarterly dividends on our outstanding senior exchangeable preferred stock. These quarterly dividends totaled $118.69 per share, including accrued interest. The aggregate total dividends of approximately $17.8 million were paid from existing cash. As of September 30, 2005, we would have been able to make a total of $90.0 million in restricted payments, which amount was reduced by the dividend payment. The payment of these dividends reduced the number of unpaid quarterly dividends to five and eliminated the “Voting Rights Triggering Event” and any uncertainty regarding our ability to incur indebtedness, including under the revolving credit facility. Management does not anticipate paying additional dividends in the foreseeable future.
Although we have paid sufficient dividends to remedy the Voting Rights Triggering Event under the senior exchangeable preferred stock, the holders of the senior exchangeable preferred stock will continue to have the right to elect directors until all of the dividends in arrears have been paid. We do not anticipate paying cash dividends on our senior exchangeable preferred stock in the foreseeable future.
Cash interest payments during the nine months ended September 30, 2005 were $103.3 million as compared to $93.5 million during the nine months ended September 30, 2004.
We do not have any off-balance sheet financing arrangements or liabilities. We do not have any majority-owned subsidiaries or any interests in, or relationships with, any material special-purpose entities that are not included in the consolidated financial statements.
Credit Agreement. As of September 30, 2005, we had $60 million in undrawn availability under our revolving credit agreement. The credit agreement is subject to various covenants, including the ratio of senior secured indebtedness to annualized operating cash flow (as defined in the credit agreement), the ratio of total indebtedness to annualized operating cash flow, and the ratio of annualized operating cash flow to interest expense.
Our borrowings under the revolving credit facility bear interest at rates based on, at our option, either (i) the one, two, three, six, or, if made available by the lender, nine or twelve month Eurodollar rate, which is determined by reference to the Adjusted LIBO rate, or (ii) the Alternate Base Rate, which is the higher of the prime lending rate on page 5 of the Telerate Service and the Federal Funds Effective Rate plus 1/2 of 1 percent. In each case, we are required to pay an additional margin of interest above the Eurodollar rate or the Alternate Base Rate. The margin is based on the ratio of our senior secured debt to our adjusted cashflow. The margin above the Alternate Base Rate ranges from 1.50% to 2.00%. The margin above the Eurodollar rate fluctuates from 2.50% to 3.00%.
On November 3, 2005, we borrowed $58.0 million against the revolving credit facility. Accordingly, we expect to fund our anticipated cash requirements primarily from cash on hand and operating cash flow and anticipate that we will be in compliance with our revolving credit facility covenants. We were in compliance with the covenants as of November 3, 2005.
See Note 9, “Events Subsequent to September 30, 2005,” for information regarding our payment in October 2005 of four quarterly dividends on our outstanding 11 ⅜% senior exchangeable preferred stock and our draw of $58.0 million against our revolving credit facility on November 3, 2005.

Effective October 18, 2005, we received approval from a majority of the banks who are lenders under the revolving credit agreement to exclude $17.8 million of senior exchangeable preferred dividends paid on October 26, 2005, from the interest coverage covenant calculation.
Cash flows for the nine months ended September 30, 2005, compared with the nine months ended September 30, 2004

	September 30,	September 30,
	2005	2004	Change
Net cash provided by operating activities	$40,810	$74,473	$(33,663)
Net cash used in investing activities	(77,528)	(47,971)	(29,557)
Net cash used in financing activities	(12,855)	(105,622)	92,767

Net decrease in cash and cash equivalents	(49,573)	(79,120)	29,547

Cash and cash equivalents, at beginning of year	85,339	142,547	(57,208)

Cash and cash equivalents, at end of period	$35,766	$63,427	$(27,661)

Net cash provided by operating activities was $40.8 million for the nine months ended September 30, 2005. Adjustments to the $42.3 million net loss to reconcile to net cash provided by operating activities include $71.5 million in depreciation and amortization, a $7.0 million impairment of assets, and a $37.8 million increase in accrued preferred stock dividends. Partially offsetting these items were increases of $13.9 million in accounts receivable and $19.4 million in accrued interest.
Net cash used in investing activities for the nine months ended September 30, 2005 was $77.5 million for purchases of property and equipment. The majority of property and equipment purchases are related to our 2.5G network overlay.
Net cash used in financing activities for the nine months ended September 30, 2005 was $12.9 million, primarily reflecting the repurchase of shares of senior exchangeable preferred stock.
Under the documents governing our indebtedness, we are able to make limited restricted payments, including the repurchase of senior subordinated notes or preferred stock and the payment of dividends to holders of our equity securities. As of September 30, 2005, we had approximately $90.0 million of restricted payments capacity. Giving effect to the 11 ⅜% senior exchangeable preferred stock dividend payment of $17.8 million in October 2005, our restricted payment basket was approximately $72 million.
Based upon existing market conditions and our present capital structure, we believe that cash flows from operations and funds from currently available credit facilities will be sufficient to enable us to meet required cash commitments through the next twelve-month period.
Supplemental Disclosure of Condensed Consolidated Cash Flow Information

	Nine months ended
(in thousands)	September 30,
	2005	2004

Cash paid for:
Interest	$103,343	$93,487
Forward-Looking Statements
Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although RCC believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. A number of factors could cause actual results, performance, achievements of RCC, or industry results to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These factors include but are not limited to, competitive considerations, success of customer enrollment initiatives, the ability to increase wireless usage and reduce customer acquisition costs, the ability to improve customer retention, the successful integration of any acquired operations with RCC’s existing operations, the ability to negotiate favorable roaming agreements, the ability to service debt, the completion of network upgrades, and other factors discussed in RCC’s Report on Form 10-K for the year ended December 31, 2004 and in other filings with the Securities and Exchange Commission. Investors are cautioned that all forward-looking statements involve risks and uncertainties.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have used senior secured notes, senior notes, senior subordinated notes, preferred securities, and bank credit facilities as well as cash from operations to finance our capital requirements and operations. These financial instruments, to the extent they provide for variable rates of interest, expose us to interest rate risk. One percentage point of an interest rate adjustment would have changed our cash interest payments on an annual basis by approximately $1.6 million in 2005.
Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of September 30, 2005, based on an evaluation carried out under the supervision and with the participation of RCC’s management, including the chief executive officer (CEO) and the chief financial officer (CFO), of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that RCC’s disclosure controls and procedures are effective.
There was no change in our internal control over financial reporting during the nine months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
As noted in our Form 8-K filed on July 1, 2005, we terminated our plans to install the Amdocs Software Systems Limited billing system. Subsequently, we entered into an agreement with VeriSign to be the wireless billing provider for our GSM subscribers. We began implementation of a VeriSign data processing and billing system in October 2005 and accordingly have transitioned our GSM customers to the VeriSign system during the fourth quarter of 2005.

PART II. OTHER INFORMATION
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
(b) Preferred Stock Dividends
11 ⅜% Senior Exchangeable Preferred Stock. We had not declared or paid the cash dividends on our senior exchangeable preferred stock through August 2005. On October 26, 2005 we paid four of the quarterly dividends on our outstanding senior exchangeable preferred stock. The dividends paid represent the quarterly dividends that were payable on November 15, 2004, February 14, 2005, May 15, 2005 and August 15, 2005, and totaled $118.69 per share, including accrued interest. The aggregate total dividends, which totaled approximately $17.8 million, were paid from existing cash. The payment of these dividends reduced the number of unpaid quarterly dividends to five and removed any uncertainty regarding our ability to incur indebtedness, including under the revolving credit facility.
Because we had, as of November 15, 2004, failed to pay six quarterly dividends on our senior exchangeable preferred stock, the holders of senior exchangeable preferred stock exercised their right to elect two directors. Accordingly, James V. Continenza and Jacques Leduc were elected to our board at our annual meeting on May 24, 2005. This right of the holders of the senior exchangeable preferred stock to elect members of the Board of Directors continues until all past due dividends are paid in full in cash. Accrued senior exchangeable preferred stock dividends in arrearage, through November 9, 2005, were approximately $29.8 million.
12¼% Junior Exchangeable Preferred Stock. Our board of directors determined not to declare or pay the quarterly cash dividends on our Junior Exchangeable Preferred Stock in May, August 2005, or November 2005. Accrued dividends in arrearage, through November 9, 2005 were approximately $23.7 million. If dividends on the outstanding junior exchangeable preferred stock are in arrears and unpaid for six or more quarterly dividend periods (whether or not consecutive), the holders of a majority of the outstanding shares of the junior exchangeable preferred stock, voting as a class, are entitled to elect the lesser of two directors or that number of directors constituting 25% of the members of the Board of Directors.
ITEM 5. OTHER INFORMATION
Item 5. Other Information
The following information is being filed with this Report on Form 10-Q in lieu of a separate Report on Form 8-K. The item numbers correspond to the item numbers in Form 8-K.
Item 1.01. Entry into a Material Definitive Agreement.
On November 3, 2005, the Board of Directors of the Company, upon recommendation of the compensation committee, adopted a new compensation structure for non employee directors. The new compensation structures retains the current annual cash retainer of $20,000 (payable quarterly) and per meeting fee of $1000 for each board meeting attended. The per meeting fees for committee members have been eliminated and replaced with a $10,000 annual retainer for the audit committee chair, $5,000 annual retainer for audit committee members, and $3,000 annual retainer for compensation committee members. There will be no annual retainer or meeting fees for members of the nominating committee. The current annual option grant will be replaced by an annual award of restricted share units, which will be issued under a new stock compensation plan to be submitted to shareholders at the 2006 annual meeting. These restricted share units will vest after one year and be payable six months following the director’s termination or retirement from the board. Nonemployee directors will continue to be reimbursed reasonable expenses for attending board meetings and carrying out duties as board members.

Item 2.03. Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.
A. Draw under Revolving Credit Facility
On November 3, 2005, the Company borrowed $58.0 million under its revolving credit facility, leaving $1.4 million of remaining availability. This is the first draw on the facility since it was entered into on March 24, 2005. The agreement matures in March 2010.
The Company’s borrowings under the revolving credit facility bear interest at rates based on, at its option, either (i) the one, two, three, six, or, if made available by the lender, nine or twelve month Eurodollar rate, which is determined by reference to the Adjusted LIBO rate, or (ii) the Alternate Base Rate, which is the higher of the prime lending rate on page 5 of the Telerate Service and the Federal Funds Effective Rate plus 1/2 of 1 percent. In each case, the Company is required to pay an additional margin of interest above the Eurodollar rate or the Alternate Base Rate. The margin is based on the ratio of its senior secured debt to its adjusted cashflow (as defined in the credit agreement). The margin above the Alternate Base Rate ranges from 1.50% to 2.00%. The margin above the Eurodollar rate fluctuates from 2.50% to 3.00%. As of October 31, 2005, the effective rate for the Company’s borrowings under the facility was 7.27%.
The credit agreement is subject to various covenants, including the ratio of senior secured indebtedness to annualized operating cash flow, (as defined in the credit agreement), the ratio of total indebtedness to annualized operating cash flow, and the ratio of annualized operating cash flow to interest expense. The Company was in compliance with all covenants on the date of the draw.
On October 18, 2005, the Company amended the revolving credit facility in connection with the payment of the dividends on its senior exchangeable preferred stock:
•	to exclude those dividends from the calculation of cash interest expense, which is used in various financial ratio tests in the revolving credit agreement; and

•	to permit the incurrence of up to $50.0 million senior indebtedness that matures on the same date as the Company’s senior notes (out of a total of $200.0 million of additional senior indebtedness that is permitted).
This amendment was reported under Item 1.01 in a Report on 8-K filed October 24, 2005.
The revolving credit facility was filed as Exhibit 10.1(a) to the Company’s Report on Form 10-Q for the quarter ended March 31, 2004.
B. Issuance of Senior Subordinated Floating Rate Notes due 2012
On November 7, 2005, the Company issued $175,000,000 aggregate principal amount of Senior Subordinated Floating Rate Notes due 2012. The proceeds from these notes are being used primarily to redeem the $125,000,000 aggregate principal amount of outstanding 9 5/8% Senior Subordinated Notes due 2008, plus accrued interest of approximately $6.7 million and a prepayment premium of $2.0 million. The remaining proceeds will be used to pay the costs of the transaction and for general corporate purposes, including, without limitation, replenishing cash used for the recent payment of dividends on the Company’s senior exchangeable preferred stock and repurchasing preferred securities.
The notes, which will mature on November 1, 2012, will bear interest at the rate per annum, reset quarterly, equal to LIBOR plus 5.75%, currently an effective rate of 10.0% per annum. Interest on the notes is payable quarterly on February 1, May 1, August 1 and November 1 of each year, commencing February 1, 2006. The notes may be redeemed at any time on or after November 1, 2007, in whole or in part, in cash at stated redemption prices, plus accrued and unpaid interest and liquidated damages, if any, up to and excluding the date of redemption. In addition, on or before November 1, 2007, up to 35% of the aggregate principal amount of the notes may be redeemed at a price of 100% of the principal amount plus a premium equal to the interest rate per annum applicable on the date on which notice of redemption is given, plus accrued and unpaid interest and liquidated damages, if any, up to and excluding the date of redemption, with the proceeds of certain equity offerings within 30 days of the closing of those equity offerings. At least 65% of the aggregate principal amount of notes issued must remain outstanding after such a redemption. Upon the occurrence of specified change of control events, the Company is required to make an offer to repurchase all the notes at a purchase price of 101% of the outstanding principal amount plus accrued and unpaid interest to the date of repurchase.
ITEM 6. EXHIBITS
     The following exhibits are filed with this report.

*10.1	Billing Services and License Agreement between VeriSign, Inc. and Rural Cellular Corporation effective July 21, 2005
31.1	Certification of Rural Cellular Corporation’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Rural Cellular Corporation’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*Portions of this exhibit have been omitted and filed separately with the Secretary of the Securities and Exchange Commission pursuant to Registrant’s request for confidential treatment of such information under Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RURAL CELLULAR CORPORATION (Registrant)
Date: November 9, 2005	/s/ Richard P. Ekstrand
Richard P. Ekstrand
President and Chief Executive Officer

Date: November 9, 2005	/s/ Wesley E. Schultz
Wesley E. Schultz
Executive Vice President and Chief Financial Officer (Principal Financial Officer)