Form 10-K
period 2005-12-31
RURAL CELLULAR CORP
filed 2006-03-16
CIK 869561

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2005.

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
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ YES ☑ NO
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ YES            NO ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ YES            NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a nonaccelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check One.)
Large Accelerated Filer ☐ Accelerated Filer ☑ Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES            NO ☑
     Aggregate value of shares of common stock held by nonaffiliates of the Registrant based upon the closing price on June 30, 2005 (only shares held by directors, officers and their affiliates are excluded): $63,051,734
     Number of shares of common stock outstanding as of the close of business on February 24, 2006:
Class A 13,889,560
Class B 427,334
Documents incorporated by reference:
     Portions of the definitive Proxy Statement relating to the 2006 Annual Meeting of Shareholders, which will be held on May 25, 2006 (“Proxy Statement”), are incorporated by reference into Part III of this report.

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
Such reports may also be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington D.C. 20549 or by calling the SEC at (800) SEC-0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.
Forward-Looking Information
This Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. All statements regarding us and our expected financial position, business, and financing plans are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “should,” “seeks,” “anticipates,” “intends,” or the negative or other variations of any such term or comparable terminology, or by discussions of strategy or intentions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, our expectations may prove not to be correct. A number of factors could cause our actual results, performance, and achievements or industry results to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. See risks and uncertainties relating to our business under Item 1A. “Risk Factors” of this document.
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

(a) General Development of Business
We are a wireless communications service provider focusing primarily on rural markets in the United States. Our principal operating objective is to increase revenue and achieve profitability through increased penetration in our existing wireless markets.
Our operating territories include portions of five states in the Northeast, three states in the Northwest, four states in the Midwest, and three states in the South. Within each of our four territories, we have deployed a strong local sales and customer service presence in the communities we serve. Our marketed networks covered a total population (“POPs”) of approximately 6.5 million and served approximately 706,000 voice customers as of December 31, 2005.
The following table summarizes our existing wireless systems as of December 31, 2005:
Post and Prepaid Customers (Not including paging and long distance)

			Customers
	Percentage	Service Area	as of December 31,		Square
	Ownership	POPS (1)	2005	2004	Miles	States
Territories
Cellular:
Midwest	100%	741,000	133,000	124,000	45,000	MN, ND, SD
Northeast	100%	2,174,000	251,000	267,000	46,000	MA, ME, NH, NY, VT
South	100%	2,011,000	97,000	118,000	79,000	AL, KS, MS
Northwest	100%	825,000	118,000	127,000	77,000	ID, OR, WA

Total		5,651,000	599,000	636,000	247,000
PCS:
Wireless Alliance	70%	754,000	11,000	13,000	19,000	MN, ND, SD, WI
Wholesale		N/A	96,000	81,000	N/A

Total		6,505,000	706,000	730,000	266,000

(1)	Reflects 2000 U.S. Census Bureau population data updated for December 2002.
We believe our markets have favorable characteristics for the deployment of wireless networks. Because of the rural demographics of our markets, which typically have lower population densities, we face fewer competitors than more urban markets. Also, in a number of our service areas, we are entitled to federal support funds that subsidize our expansion into high-cost territories that otherwise would not have telephone service, including wireless services.
We believe that our extensive network of local distribution channels and our focus on local customer service provide us with a competitive advantage over larger wireless providers. We have tailored our marketing and distribution strategy to rely on local distributors and agents in areas where locating a direct retail store might not be cost-effective based on the demographic characteristics of those areas.
Our coverage areas have a large number of vacation destinations, substantial highway miles, and long distances between population centers, all of which we believe contribute to frequent roaming on our network by customers of other wireless providers. As a result, we have been able to negotiate long-term roaming agreements with several of the country’s largest wireless carriers that do not have as significant of a presence in our markets. Our roaming agreements with other carriers help to provide us with a base of roaming revenue, which generates higher margins than local service revenue.
Our networks utilize both 850 MHz and 1900 MHz spectrum in our service areas. As of December 31, 2005, approximately 47% of our wireless customers were using either CDMA or GSM handsets with advanced features that can be utilized throughout their respective service areas. With our networks, we are well equipped to offer our customers regional and local wireless coverage, and we manage our networks to provide high quality service, with minimal call blocking and dropped calls and seamless call delivery and hand-off.
In July 2005, we centralized and streamlined our business organizational structure in order to redeploy resources to better support our new products and services. Accordingly, RCC’s sales, customer service, network operations, and financial areas are now managed on a functional basis through a centralized management structure. We believe this change will allow us to more efficiently apply best practices company-wide, streamline decision-making, and improve our relationship with customers.
Our 2005 operating results reflect the following:
•	Continued construction of our 2.5G networks and, accordingly, improved roaming minutes over the previous year,

•	Continued transition of our customers to 2.5G handsets,

•	Increased service revenue, primarily reflecting higher Local Service Revenue (“LSR”) and Universal Service Fund (“USF”) support,

•	Increased costs required to support and market 2.5G networks, products, and customers, and

•	Increased customer churn and declining customers, reflecting increased customer care needs, which we encountered during the commercial introduction of our GSM networks and transition to a new technology billing system.
For the year ended December 31, 2005 as compared to the year ended December 31, 2004, service revenue increased 2.8% to $387.8 million and LSR increased to $50 as compared with $46. Contributing to the increase in LSR were increased levels of USF support and increased access, data, and features revenue. USF support payments increased to $40.8 million for the year ended December 31, 2005 as compared to $28.2 million for the prior year.
During 2005, our total customers decreased by 24,209 to 705,602 at year ended December 31, 2005 as compared to 729,811 at December 31, 2004. We believe the reasons contributing to the decrease include the transitional stage of our networks, migration of customers to 2.5G products and services, and the change in billing systems.
Roaming revenue for the year ended December 31, 2005 was $122.8 million as compared to $105.5 million in the year ended December 31, 2004. The increase in roaming revenue reflects increased roaming outcollect minutes as compared to the comparable period of the prior year partially offset by outcollect roaming yield declining to $0.15 per minute in the year ended December 31, 2005 as compared to $0.16 per minute in the year ended December 31, 2004.
At December 31, 2005, substantially all of our 1,061 cell sites were equipped with 2.5G technology. During the year ended December 31, 2005 and year ended December 31, 2004, 2.5G outcollect minutes accounted for 80% and 35%, respectively, of our total outcollect minutes. As of December 31, 2005, approximately 47% of our postpaid customers were using new technology handsets as compared to 6% at December 31, 2004.

Our 2005 balance sheet reflects the following:
•	Payment of four quarterly dividends. On October 10, 2005, our board declared payment of four quarterly dividends on our outstanding senior exchangeable preferred stock (“Senior Exchangeable Preferred Stock”). These dividends, which were paid on October 26, 2005, represented the quarterly dividends payable on November 15, 2004, February 14, 2005, May 15, 2005 and August 15, 2005, and totaled $118.69 per share, including accrued interest. The aggregate total dividends of approximately $17.8 million reduced the number of unpaid quarterly dividends on the senior exchangeable preferred stock to five, which remedied the then existing “Voting Rights Triggering Event” and removed any uncertainty regarding our ability to incur indebtedness, including under the revolving credit facility. We did not declare or pay the quarterly dividends due in November 2005 or February 2006. Accordingly, there now exists a “Voting Rights Triggering Event.”

•	Revolving Credit Facility. Effective October 18, 2005, we received approval from a majority of the banks who are lenders under our revolving credit facility to exclude $17.8 million of senior exchangeable preferred dividends paid on October 26, 2005, from the interest coverage covenant calculation. We also borrowed $58.0 million against the revolving credit facility on November 3, 2005 and were in compliance with all of the credit facility financial covenants as of December 31, 2005. Our failure to pay the cash dividends on our senior exchangeable preferred stock may affect our ability to incur additional debt under the revolving credit facility.

•	Conversion of Class T Convertible Preferred Stock into Common Stock. On October 27, 2005, RCC converted all of its outstanding shares of Class T convertible preferred stock into 43,000 shares of Class A and 105,940 shares of Class B common stock. This conversion resulted in a gain of approximately $6.7 million, which partially offset preferred stock dividends in 2005.

•	Offering of Senior Subordinated Floating Rate Notes. On November 7, 2005, the Company completed an offering of $175 million of Senior Subordinated Floating Rate Notes due 2012 which were sold at an original issue discount of $2.2 million, or 1.25%. The effective interest rate at December 31, 2005 was 10.30%. Interest is reset quarterly. With the proceeds of this offering, we redeemed all of our outstanding 9 5/8% senior subordinated notes. The total amount for such repurchase was approximately $133.8 million, including $125.0 million aggregate principal, $6.8 million accrued interest to the repurchase date of December 7, 2005, and $2 million premium for early repurchase.

•	Exchange of Senior Exchangeable Preferred Stock for Class A Common Stock. In 2005, we exchanged an aggregate of 10,535 shares of our senior exchangeable preferred stock for an aggregate of 1,152,745 shares of our Class A common stock in negotiated transactions. The shares were issued in reliance upon the exemption from registration provided in Section 3(a)(9) of the Securities Act of 1933, as amended.

•	Repurchase of Senior Exchangeable Preferred Stock. In 2005, we repurchased 14,932 shares of senior exchangeable preferred stock for $13.4 million.

•	Capital Expenditures. Including the cost of our network overlays, our total capital expenditures for 2005 were approximately $95.0 million compared to $94.4 million in 2004.

(b) Financial Information about Segments
Our business consists of one reportable operating segment, the operation of wireless communication systems in the United States.
(c) Description of Business/Service Areas
Marketing of Products and Services
Local Service
We have developed our marketing strategy on a market-by-market basis and offer service plan options to our customers tailored to address their specific needs and to encourage cellular usage. In general, because our customers typically live in rural areas, they are more likely to purchase plans that provide a regional footprint than a national one. Most of our service plans have a fixed monthly access fee, which includes a specified number of minutes, and incremental fees for enhanced services. As a result of our focus on marketing strategies as well as the upgrade of our networks to digital capability, we are able to offer our customers an array of services on an individual or bundled basis including:
•	Short Message Service – allows a customer to receive and send text messages or content messages.

•	Voicemail — allows a customer to receive and retrieve voicemail.

•	Wireless Imaging Service – allows customers to receive and send pictures to another wireless handset or PC.

•	2.5G Technology Data Services – includes picture phones, BREW and Java service, data cards, and Internet accessibility allowing customers to download ring-tones, games, graphics, entertainment and information.

•	Mobile Web – allows customers to access the Internet from a laptop computer through our wireless network.
During the second half of 2006, we anticipate expanding our 2.5G technology data services to include email and calendaring capability.
In addition to tailoring our service plans based on features and minutes of use, we also offer our customers regional calling plans and national plans that allow our customers to pay home usage rates while traveling within specified regional zones, both within and outside of our cellular service areas. We have also established preferred roaming contracts and developed system integration with adjacent cellular carriers, which permit our customers to receive automatic call delivery, call forwarding, voicemail, and call hand-off nationwide.
Roaming
We have roaming agreements in our markets with various carriers. Under most of our roaming agreements, the roaming yield per minute we receive from outcollect calling minutes, in addition to the cost per minute we pay for our customers’ incollect activity, declines over time. We have structured our roaming agreements to enable us to provide expanded network access to our customers both regionally and nationally and provide roaming rates based upon factors such as network coverage, feature functionality, and number of customers. Under our agreements with Cingular and Verizon Wireless, we have been able to attain preferred roaming status by overlaying our existing Northeast, Northwest, and South networks with GSM/GPRS/EDGE and our Midwest territory with CDMA/2000/1XRTT technology.

A substantial portion of our roaming revenue has been derived from agreements with three national wireless providers, Cingular, T-Mobile, and Verizon Wireless. For the years ended December 31, 2005, 2004, and 2003, Cingular (on a pro forma basis giving effect to its 2004 merger with AT&T Wireless (“AWE”)), Verizon Wireless, and T-Mobile accounted for approximately 92%, 86%, and 89%, respectively, of our total outcollect roaming minutes. For the years ended December 31, 2005, 2004, and 2003, Cingular (on a pro forma basis giving effect to its merger with AWE) accounted for approximately 11.9%, 9.9%, and 14.5%, of our total revenue.
Our agreements with our three most significant roaming partners are as follows:
•	Cingular, which is effective through December 2009,
•	T-Mobile, which is effective through December 2007, and
•	Verizon, which is effective through December 2009.
Customer Equipment
We currently sell handsets manufactured by Audiovox Corporation, LG Electronics, Inc., Motorola, Inc., and Nokia Telecommunications, Inc. and accessories manufactured by a number of sources.
Distribution and Sales
We market our wireless products and services through direct sales distribution channels, which include Company-owned retail stores and account executives. We also utilize indirect sales distribution channels, including independent sales agents. All distribution channels are managed on a territorial basis.
Our distribution channels include the following:
•	direct sales through:
o	retail stores and kiosks that we operate and staff with our employees. As of December 31, 2005, we had 89 stores, primarily located in our more densely populated markets. In addition, we had 9 stand-alone kiosks. Our retail locations help us establish our local presence and promote customer sales and service;

o	account executives who are our employees and focus on business and major account sales and service;

o	telesales, which are conducted by customer service representatives, internet, and toll-free phone services; and
•	indirect sales through approximately 350 independent sales agents. Our independent sales agents are established businesses in their communities and include retail electronics stores, farm implement dealers, automobile dealers, automotive parts suppliers, college and university bookstores, video and music stores, and local telephone companies. Most of the agents sell our services in conjunction with their principal business. We provide cellular equipment to the agents for sale to customers, and the agents market our services utilizing a cooperative advertising program.

Customer Base
At December 31, 2005, our customer base consisted of three customer categories: postpaid, wholesale, and prepaid. Postpaid customers accounted for the largest portion of our customer base as of that date, at 85%. These customers pay a monthly access fee for a wireless service plan that generally includes a fixed number of minutes and certain service features. In addition to the monthly access fee, these customers are typically billed in arrears for long-distance charges, data usage, roaming charges, and minutes of use exceeding the rate plans. Our wholesale customers are similar to our postpaid customers in that they pay monthly fees to utilize our network and services; however, the customers are billed by a third party (reseller), who has effectively resold our service to the end user (customer). We in turn bill the third party for the monthly usage of the end user. Wholesale customers accounted for 13% of our total customer base as of December 31, 2005. Our prepaid customers accounted for 2% of our customer base as of December 31, 2005.
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
Service Marks
In 2005, all of our territories used the UNICEL® brand, which we own.
Network Operations
We develop and build our wireless service areas in response to customer demand by adding channels to existing cell sites, building new cell sites to increase coverage and capacity, and upgrading entire networks with advanced technology and services. Where appropriate, we also upgrade acquired properties to enable us to provide similar quality service over our entire network. We expect to continue our wireless system expansion where necessary to add and retain customers, enhance customer usage on our systems, and increase roaming traffic. We also enhance our systems through scalable network equipment, cell site splitting, cell site sectorization, and digital upgrades of our systems. In addition to improving service quality, these enhancements generally provide improved network system performance and efficiency of operations. Our network consisted of 1,061 cell sites as of December 31, 2005.

Technology
As of December 31, 2005, we had substantially completed our 2.5G network overlay. 2.5G refers to wireless technology and capability usually associated with General Packet Radio Services (“GPRS”), Enhanced Data rates for Global Evolution (“EDGE”), and Code Division Multiple Access / 1x Radio Transmission Technology (“CDMA2000/1XRTT”).

Technology	Territory Deployment	Description
CDMA2000/1XRTT	Midwest – deployed in 2003 and 2004 and commercially launched in August 2004.	CDMA2000/1XRTT is an evolution of CDMA technology and represents a step towards 3G technology and allows data transmission at approximately 50 kilobits per second (“Kbps”).
GSM/GPRS	Northeast, Northwest and South — network deployment is operational and commercially launched throughout the first half of 2005.	GSM/GPRS facilitates certain applications that have not previously been available over GSM networks due to the limitations in speed of Circuit Switched Data and message length of the Short Message Service. Dataspeeds of up to approximately 35 Kbps are expected.
EDGE	Northeast, Northwest, and South — substantially overlaid in the first half of 2005.	EDGE is an evolution of GPRS technology and is a system designed to increase the speed of data transmission via cell phone, creating broadband capability. EDGE technology data speeds are expected to be approximately 70-135 Kbps.
Commercial introduction of CDMA/2000/1XRTT services in our Midwest territory began in August 2004, and commercial introduction of GSM/GPRS/EDGE services began in our Northeast and Northwest territories in January 2005 and in our South territory in the summer of 2005. Our 2.5G technology networks utilize existing 850 MHz and 1900 MHz spectrum. At December 31, 2005, substantially all of our cell sites incorporated 2.5G technology.
In addition to our 2.5G network overlay efforts throughout 2005, we expanded our coverage with the following initiatives:
•	Midwest territory CDMA network expansion into the adjacent markets of Hibbing and Virginia, Minnesota and Fargo and Grand Forks, North Dakota,

•	Northeast territory GSM network expansion into the adjacent market of Lewiston-Auburn, Maine,

•	Northeast territory GSM network expansion into the adjacent Lakes Area territory in east central New Hampshire, and

•	Northwest territory GSM network expansion into the adjacent markets of Lewiston-Moscow, Idaho and Madras, Oregon.
We also have PCS networks in our Midwest and Northeast territories that satisfy FCC build-out requirements and allow us to receive outcollect revenue from our national roaming partners and minimize our incollect cost from our existing customers using their phones in those areas. We do not market our wireless service to residents of these areas.

Licenses
Our reasons for building out our licenses can vary. We build out many of our licenses primarily to market our wireless services directly to that territory’s population and to capture outcollect roaming minutes. We build out other licenses to minimize incollect cost and capture outcollect roaming minutes while not marketing our services to that territory’s population. In some cases, we have chosen not to build out licensed areas, usually because of insufficient current financial incentive.
Our total marketed service areas served 705,602 customers as of December 31, 2005. The following map illustrates the locations of our 850 MHz Cellular and 1.9 GHz PCS licenses as of December 31, 2005.
Suppliers and Equipment Partners
We do not manufacture any customer or network equipment. The high degree of compatibility among different manufacturers’ models of handsets and network facilities equipment allows us to design, supply, and operate our systems without being dependent upon a single source of equipment. Our legacy networks use equipment manufactured by Northern Telecom, Inc., Lucent Technologies Inc., Harris, Inc., Alcatel, Ericsson, Inc., and Motorola, Inc. Our 2.5G networks primarily utilize equipment manufactured by Ericsson, Inc. and Nokia Telecommunications, Inc.

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
The following table lists our major competitors by territory:

			Sprint /		US
Region	Alltel	Cingular	Nextel	T-Mobile	Cellular	Verizon	Other (*)
Midwest	X	X	X	X			Dobson Communications, Qwest
Northeast		X	X	X	X	X
Northwest		X	X	X	X	X	Qwest, Inland Cellular, Snake River Wireless
South	X	X	X	X		X	Southern Linc, Pine Belt Wireless, Public Service Telephone, Westlink Communications, Panhandle Telecommunications, Cellular Telepak, Inc.

(*) National Third Party Resellers. We also compete with national third party resellers including Virgin Mobile USA, LLC. , and TracFone Wireless, Inc. These resellers purchase bulk wireless services from wireless providers and resell through mass-market retail outlets, including Wal-Mart, Target, Radio Shack, and Best Buy. TracFone purchases bulk wireless services from RCC in selected markets.
Continuing industry consolidation has resulted in the increased presence of regional and national wireless operators within our service areas. More recently, some national wireless operators have begun to build small networks in more densely populated or well-traveled portions of our service areas. National advertising and promotional programs by national wireless operators run in our markets are a source of additional competitive and pricing pressures even though these operators may not provide service in those markets.
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
We also compete to a lesser extent with resellers, landline telephone service providers, fixed wireless services, specialized mobile radio, private radio systems and satellite-based telecommunications systems. A reseller provides wireless services to customers but does not hold an FCC license and might not own facilities. Instead, the reseller buys blocks of wireless telephone numbers and capacity from a licensed carrier and resells service through its own distribution network to the public. Thus, a reseller is both a customer of a wireless licensee’s service and a competitor of that licensee.

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
Our ability to compete successfully is dependent, in part, on our ability to anticipate and respond to various competitive factors affecting the industry. Our marketing and sales organization monitors and analyzes competitive products and service offerings, changes in consumer preferences, changes in demographic trends and economic conditions, and pricing strategies by competitors that could adversely affect our operations or present strategic opportunities.
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
While the FCC has used an assortment of methods in the past to grant licenses, most if not all new CMRS licenses granted by the FCC are by auction. The FCC determines the availability of licenses in particular frequency ranges, as well as the terms under which license auctions are conducted. Our ability to secure new licenses that could be used to introduce advanced “third generation” wireless services may depend upon our success in future FCC auctions. For example, in 2006 the FCC is expected to auction and license 90 megahertz of spectrum in six blocks for third generation and advanced wireless services. In the next several years the FCC is also expected to auction additional spectrum below 3 GHz and in the 700 MHz band.
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
Because we hold PCS licenses, we must comply with FCC microwave relocation rules. A block of spectrum licensed for PCS may be encumbered by a previously licensed microwave system. In such a case, if the PCS licensee cannot avoid interference with the microwave system, the FCC requires the PCS licensee to provide six months’ advance notice that interference may occur upon simultaneous operation of the PCS and microwave facilities and direct the microwave licensee to cease operation or move to other, non-interfering frequencies after such period of time. A PCS licensee is also obligated to participate in cost-sharing if a previous relocation of a microwave incumbent benefits more than one PCS licensee. However, a PCS licensee will not trigger any new cost-sharing obligations for sites activated April 5, 2005 or later, due to the termination of the FCC’s cost-sharing plan as of April 4, 2005. We believe that we are in compliance with applicable FCC microwave relocation and cost-sharing rules.
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
Assignment of Licenses or Transfer of Control of Licensees. FCC licenses generally may be transferred and assigned, subject to specified limitations prescribed by the Communications Act and the FCC. The FCC’s prior approval is required for the assignment or transfer of control of a license for a wireless system. Before we can complete a purchase or sale, we must file appropriate applications with the FCC, and the public is by law granted a period of time, typically 30 days or less, to oppose or comment on the proposed transaction. In addition, the FCC has established transfer disclosure requirements that require licensees who assign or transfer control of a license acquired through an auction within the first three years of their license terms to file associated sale contracts, option agreements, management agreements, or other documents disclosing the total consideration that the licensee would receive in return for the transfer or assignment of its license. In any instance where a proposed transaction would result in an entity holding attributable ownership interests in both the frequency Block A and frequency Block B cellular carriers in the same MSA or RSA, or where the acquiring entity would add to its own spectrum holdings in the same area, the FCC conducts a case-by-case analysis of the potential effect upon competition and may disapprove of the transaction or issue approval subject to conditions that may or may not be acceptable to the parties. Non-controlling minority interests in an entity that holds a FCC license generally may be bought or sold without FCC approval, subject to any applicable FCC notification requirements.
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

Regulatory Matters and Developments
Enhanced 911 Services. 850 MHz and 1900 MHz licensees must comply with the FCC’s rules regarding emergency 911 service. There is a staged process for the required deployment of enhanced 911 services, referred to by the FCC as Phase I and Phase II.
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
Under Phase II, cellular and PCS licensees must be able to provide to the designated PSAP the location of all wireless 911 callers, by longitude and latitude, in conformance with particular accuracy requirements. To comply, licensees may elect either network-based or mobile radio handset-based location technologies and thereafter meet, according to a phased-in schedule, the enhanced 911 service standards stated in the FCC’s rules. We notified the FCC of our intention to utilize network-based location technologies to provide Phase II enhanced 911 service and amended the notification to indicate that, where we utilize CDMA network technology, we will rely upon a handset-based Phase II solution. Pursuant to terms and conditions of an FCC “Order to Stay” adopted in July 2002, granting us an extension of the compliance deadlines, we are subject to requirements of the FCC where we have deployed a network-based Phase II solution that we provide Phase II enhanced 911 service to at least 50% of a requesting PSAP’s coverage area or population beginning March 1, 2003, or within six months of a PSAP request, whichever is later, and to 100% of a requesting PSAP’s coverage area or population by March 1, 2004 or within 18 months of such a request, whichever is later. We have received requests from PSAPs for deployment of Phase II enhanced 911 service that relate to various areas where we provide cellular or PCS service and we have met the applicable 50%-coverage benchmark. Nevertheless, if the FCC finds that the accuracy results produced by any of our Phase II deployments are not in compliance with FCC rules, the FCC could issue enforcement orders and impose monetary forfeitures upon us. We have filed with the FCC a request for waiver of the applicable FCC rule concerning field test results in the State of Vermont which may not be compliant with FCC location accuracy requirements if averaged only with results from the State of Vermont. To the extent that we are not meeting the FCC’s E911 Phase II location accuracy requirements in Vermont and other states we may need to file one or more additional petitions with the FCC to request a waiver of those requirements. The FCC has issued notices of apparent liability requiring other CMRS providers to pay fines based upon violations of enhanced 911 service requirements. The implementation of enhanced 911 obligations may have a financial impact on us. We are not yet able to predict the extent of that impact.
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
1996 amendments to the Communications Act allow wireless carriers such as us to pursue eligibility to receive USF funding for constructing, maintaining and improving our facilities and services in high-cost areas. When declared eligible for USF funding we are also obligated to offer discounts to low-income customers, which amounts are reimbursed to us through the federal Lifeline and Link-up programs. We must be designated as an eligible telecommunications carrier (“ETC”) by the state where we provide service (or, in some cases, the FCC) and the state (or, in some cases, we) must certify our eligibility to the FCC so that we may ultimately receive USF support. We have received ETC designation in the states of Alabama, Kansas, Maine, Minnesota, Mississippi, New Hampshire, Oregon, South Dakota, Vermont and Washington. We are currently receiving USF support, or expect soon to begin receiving USF support, in each of these states. To be eligible from year-to-year to receive USF support, our ETC certifications must be renewed each year. Our ability to receive USF support, and our obligations to pay into state and federal universal service funds, are subject to change based upon pending regulatory proceedings, court challenges, and marketplace conditions.
The federal universal service program is under legislative, regulatory and industry scrutiny as a result of growth in the fund and structural changes within the telecommunications industry. The structural changes include an increase in the number of ETCs receiving support from the USF and a migration of customers from wireline service providers to providers using alternative technologies, like VoIP that, today, are not required to contribute to the universal service program. There are several FCC proceedings underway that are likely to change the way universal service programs are funded and the way these funds are disbursed to program recipients. The specific proceedings are discussed in greater detail below.
On March 17, 2005, the FCC issued an order strengthening the conditions for telecommunications carriers to receive and maintain ETC designation. The new standards are mandatory when the FCC is responsible for evaluating ETC applications and recommended when state regulatory agencies are responsible for evaluating ETC applications. Effective October 1, 2006, the new standards require ETCs to: (1) provide a five-year plan demonstrating how support will be used to improve coverage, service quality or capacity, including annual progress reports; (2) demonstrate the network’s ability to remain functional in emergencies; (3) demonstrate how they will satisfy consumer and quality standards; (4) offer a “local-usage” plan comparable to the ILEC; and (5) acknowledge that they may be required to provide equal access to interexchange carriers in the event they become the sole ETC within a designated service area. The new standards are not expected to affect our universal service receipts. Further, additional certification requirements were imposed on ETC recipients. Some states have adopted, or are considering adopting, the same or similar requirements. The new FCC requirements are subject to both reconsideration requests pending at the FCC and judicial appeals.
On June 14, 2005, the FCC issued a notice of proposed rulemaking initiating a broad inquiry into the management and administration of the universal service programs. The notice of proposed rulemaking seeks comment on ways to streamline the application process for federal support and whether and how to increase audits of fund contributors and fund recipients to deter waste and fraud. The FCC is also considering proposals regarding the contribution methodology, which could change the category of service providers that contribute to the fund and the basis upon which they contribute. At this time, we cannot estimate the impact that the potential changes, if any, would have on our operations.

Finally, the FCC mandated that, effective October 1, 2004, the Universal Service Administrative Company (“USAC”) begin accounting for the USF program in accordance with generally accepted accounting principles for federal agencies, rather than the accounting rules that USAC formerly used. This change in accounting method subjected USAC to the Anti-Deficiency Act (the “ADA”), the effect of which could have caused delays in payments to USF program recipients and significantly increased the amount of USF regulatory fees charged to wireline and wireless consumers. In December 2004, Congress passed legislation to exempt USAC from the ADA for one year to allow for a more thorough review of the impact the ADA would have on the universal service program. In April 2005, the FCC tentatively concluded that the high-cost and low-income programs of the universal service fund comply with ADA requirements and has asked the Office of Management and Budget (“OMB”) to make a final determination on this issue. In November 2005 Congress extended the exemption for an additional year and is contemplating a permanent solution to alleviate the ADA issues and the related negative impact to the universal service program.
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
In addition, the FCC provided guidance to the wireline and wireless industries in the form of a decision released November 10, 2003 in response to a petition filed by the Cellular Telecommunications & Internet Association requesting that wireline carriers be required to allow their customers to retain their numbers when switching to a wireless carrier. The FCC concluded that, as of November 24, 2003, upon the request of a customer, wireline carriers in the top-100 markets must port numbers to wireless carriers where the wireless carrier’s “coverage area” overlaps the geographic location of the rate center in which the customer’s wireline number is provisioned, provided that the porting-in carrier maintains the number’s original rate center designation following the port. The wireless “coverage area” was defined by the FCC as the area in which wireless service can be received from the wireless carrier. Wireline carriers outside the top-100 markets were given until May 24, 2004 to comply with the same porting obligations. The FCC subsequently granted an extension of time until May 24, 2004 to wireline carriers in the top-100 markets that serve fewer than two percent of the nation’s customer lines if such wireline carriers had not received a request for local number porting from either a wireline carrier prior to May 24, 2003, or a wireless carrier that has a point of interconnection or numbering resources in the rate center where the customer’s wireline number is provisioned. In addition, state public utility commissions have authority under the Communications Act to suspend or extend FCC number portability requirements faced by wireline carriers that serve fewer than two percent of the nation’s customer lines. Several organizations representing wireline carriers petitioned the U.S. Court of Appeals, D.C. Circuit, for review of the FCC’s decision ordering wireline carriers to port numbers to wireless carriers. The court ordered the FCC to conduct a regulatory flexibility analysis concerning the effect of the number portability regulations upon small wireline carriers and, in the meantime, the court suspended the regulations to the extent they would apply to small wireline carriers.
Meanwhile, the FCC invited and has received written comments on issues that bear upon wireless carriers’ obligations to port numbers to wireline carriers upon customer request. We expect to face obligations that will allow our customers to port their numbers to wireline carriers.

CALEA. Telecommunications carriers also are subject to the Communications Assistance for Law Enforcement Act (“CALEA”), which is administered by the Department of Justice, Federal Bureau of Investigation (“FBI”) and the FCC. CALEA requires carriers to have a specific number of open ports available for law enforcement personnel with the appropriate legal authority to perform wiretaps on each carrier’s network. Full implementation of CALEA’s assistance capability requirements was previously required by June 30, 2000. However, because the FCC found that there was a lack of equipment available to meet these requirements, it accepted petitions for a two-year extension of this deadline on a carrier-by-carrier basis. We submitted such a petition and were granted a two-year extension, until June 30, 2002, to comply with CALEA’s assistance capability requirements. We petitioned the FCC for another two-year extension and received from the FBI a letter of support for our petition for extension. We also petitioned for additional time, through September 30, 2005, to complete final installation of CALEA features on a switch located in Alexandria, Minnesota. We received from the FBI a letter of support for our petition for extension. At this time CALEA features are installed and operational at all but one of our switching facilities. Additional requirements have been adopted to require cellular and PCS licensees to accommodate interception of digital packet mode telecommunications. We will become obligated to comply with these requirements only if and when we commence to offer services that make use of digital packet mode technology. If we are not able to comply with CALEA prior to the applicable deadlines, we could be subject to substantial fines that, under existing law, could be as much as $10,000 per day. We cannot predict yet whether we will be able to comply with CALEA requirements prior to the applicable deadlines.
Other FCC-Mandated Payments. We also are required to contribute annually to the Telecommunications Relay Service Fund and the North American Numbering Plan Administration Fund and to remit regulatory fees to the FCC with respect to our licenses and operations. We do not expect that these financial obligations will have a material impact on us.
Access by the Disabled. The FCC has adopted rules that determine the obligations of telecommunications carriers to make their services accessible to individuals with disabilities. The rules require wireless and other providers to offer equipment and services that are accessible to and useable by persons with disabilities. While the rules exempt telecommunications carriers from meeting general disability access requirements if these results are not readily achievable, it is not clear how the FCC will construe this exemption. Accordingly, the FCC occasionally adopts rules that may require us to make material changes to our network, product line, or services at our expense. By the regulatory deadline of September 15, 2005, we had begun to offer hearing aid compatible CDMA and GSM handsets. By September 16, 2006, we must either suspend all of our offerings of TDMA handsets or begin to offer hearing aid compatible TDMA handsets, which may not exist or be available to us. By February 18, 2008, 50% of all phone models offered must meet the MT3 performance level for acoustic coupling to accommodate hearing aid compatible functions. We are required to file and we do file with the FCC periodic progress reports on our preparation for implementing these offerings.
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

The FCC does not currently specify the rates CMRS carriers may charge for their services, nor does it require the filing of tariffs for wireless operations. However, the FCC has the authority to regulate the rates, terms, and conditions under which we provide service because CMRS carriers are statutorily considered to be common carriers and thus are required to charge just and reasonable rates and are not allowed to engage in unreasonable discrimination. The FCC has adopted rules and has proposed further rules relating to the use of customer proprietary network information (“CPNI”) and to require filing with the FCC of certification of carrier compliance with rules that concern CPNI. Additionally, the FCC has adopted rules governing billing practices. While none of these existing requirements has a material impact on our operations, there is no assurance that future regulatory changes will not materially impact us. The FCC has ruled that the Communications Act does not preempt state damages claims as a matter of law, but whether a specific damage award is prohibited would depend upon the facts of a particular case. This ruling may affect the number of class action suits brought against CMRS providers and the amount of damages awarded by courts.
Employees and Sales Agents
As of December 31, 2005, we had 1,011 employees, including 432 in sales and marketing, 276 in customer service, 187 in network and systems operations, 69 in administration, and 47 in finance and accounting. Approximately 23 of our employees were part-time. None of our employees is represented by a labor organization, and we believe we have excellent relations with our employees. In addition, we utilize approximately 350 independent sales agents.
ITEM 1A. RISK FACTORS
We encourage you to read the risk factors below in connection with the other sections of this Annual Report on Form 10-K.
Our future operating results could fluctuate significantly.
We believe that our future operating results and cash flows may fluctuate due to many factors, some of which are outside our control. These factors include the following:
•	increased costs we may incur in connection with our networks and the further development, expansion, and upgrading of our wireless systems;

•	fluctuations in the demand for our services and equipment and wireless services in general;

•	increased competition, including price competition;

•	changes in our roaming revenue and expenses due to renegotiation of our roaming agreements and the development of neighboring or competing networks;

•	changes in the regulatory environment;

•	changes in the level of support provided by the Universal Service Fund (“USF”);

•	the cost and availability of equipment components;

•	seasonality of roaming revenue;

•	changes in travel trends;

•	acts of terrorism, political tensions, unforeseen health risks, unusual weather patterns, and other catastrophic occurrences that could affect travel and demand for our services; and

•	changes in general economic conditions that may affect, among other things, demand for our services and the creditworthiness of our customers.
We incurred net losses applicable to common shares of approximately $71.3 million, $71.9 million, and $50.1 million in the years ended December 31, 2005, 2004, and 2003, respectively. We may continue to incur significant net losses as we seek to increase our customer base in existing markets. We may not generate profits in the short-term or at all. If we fail to achieve profitability, that failure could have a negative effect on the market value of our common stock.

Our implementation of 2.5G network technology has resulted in network capacity constraints and heightened customer churn.
We have recently deployed 2.5G technology in all of our territories and have experienced and may continue to experience technical difficulties and network coverage issues. In addition, we have experienced network capacity constraints relating to the initial migration of our TDMA customers to 2.5G. We have incurred, and may continue to incur, costs to address these issues, including costs for engineering, additional equipment, and additional spectrum in certain markets. These costs may be significant. As our customers migrate from TDMA to 2.5G service, some have been dissatisfied with our service and switched to a competitor, resulting in increased churn and reduced revenues and profitability. Continuing problems could damage our reputation and affect our ability to attract new customers. In addition, network quality issues could affect our roaming arrangements. To the extent we are required to spend significant amounts on correcting problems with our network, we will have fewer resources available for marketing and customer acquisition activities, which would affect our customer growth.
We may not be successful in reversing the six quarter trend of declining postpaid customers, which would force us to change our business plan and financial outlook and would likely negatively affect the price of our stock.
Our current business plans assume that we will increase our customer base over time, providing us with increased economies of scale. If we are unable to attract and retain a growing customer base, we would be forced to change our current business plans and financial outlook and there would likely be a material negative affect on the price of our common stock.
As we dedicate more resources to 2.5G technology, our TDMA customers may seek other competitive offerings, resulting in a loss of customers and reduced profitability.
We expect to continue operating our TDMA network for the foreseeable future while current customers migrate to 2.5G technology. However, we will not upgrade our TDMA network with the same features as are available on our 2.5G networks, and we expect manufacturers will not produce innovative TDMA handsets with upgraded functions.
As we dedicate more spectrum to 2.5G networks, our remaining TDMA customers may experience difficulties in using our services. Further, as our TDMA customers attempt to roam while traveling outside of our service areas, their service may be degraded due to the removal of TDMA capability within other carriers’ cell sites. All of these potential developments could drive our TDMA customers to our competitors rather than to our 2.5G product offerings and thereby reduce our market share and revenue.

We have required and will continue to require substantial amounts of capital to maintain our upgrade to 2.5G technologies and to meet various obligations under our financing arrangements. Our ability to generate the required capital depends on many factors, including some that are beyond our control.
We have required, and will continue to require, substantial capital to maintain our wireless network, to satisfy obligations on our debt and exchangeable preferred stock, and for other operating needs. Including the cost of our 2.5G technology overlays, our total capital expenditures for 2005 were $95.0 million. We believe that we have sufficient funds to finance our planned capital expenditures for network construction, but we may require additional capital in the event of significant departures from our current business plan, unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes, and other technological issues or if we acquire additional licenses.
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
If we fail to obtain any required financing, we may need to delay or abandon our development and expansion plans and we may fail to meet regulatory requirements for build-out of our network and not be in compliance with certain regulations, such as CALEA. Any failure to upgrade could also have a negative effect on our roaming revenues, since most of our roaming partners’ customers will likely use the latest technology handsets as our roaming partners upgrade their networks. Our ability to meet our debt service requirements and our customers’ needs may also be impaired, which would have a material adverse effect on our business. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
We have committed a substantial amount of capital to upgrade our wireless networks to offer 2.5G data services. If the demand for wireless data services does not grow, or if we fail to capitalize on such demand, it could have an adverse effect on our growth.
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

Our business could be materially and adversely affected by our failure to anticipate and react to frequent and significant technological changes.
The telecommunications industry is subject to rapid and significant changes in technology that are evidenced by:
•	the introduction of 3.0G digital handsets and applications;

•	evolving industry standards;

•	the availability of new radio frequency spectrum allocations for wireless services;

•	ongoing improvements in the capacity and quality of digital technology;

•	shorter development cycles for new products and enhancements;

•	developments in emerging wireless transmission technologies; and

•	changes in end-user requirements and preferences.
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
In 2005, 2004, and 2003, approximately 23%, 21%, and 26%, respectively, of our revenue was derived from roaming charges incurred by other wireless providers for use of our network by their customers who traveled within our coverage areas. A substantial portion of our roaming revenue is derived from Cingular, Verizon Wireless, and T-Mobile. Changes in their operations or a significant decline in the number of their customers could adversely affect our business. For the years ended December 31, 2005, 2004, and 2003, Cingular (on a pro forma basis giving effect to its 2004 merger with AT&T Wireless (“AWE”)), Verizon Wireless, and T-Mobile accounted for approximately 92%, 86%, and 89%, respectively, of our total outcollect roaming minutes. For the years ended December 31, 2005, 2004, and 2003, Cingular (on a pro forma basis giving effect to its 2004 merger with AWE) accounted for approximately 11.9%, 9.9%, and 14.5%, of our total revenue. Changes in the network footprints of these providers could have a material adverse effect on our outcollect revenue and incollect expenses. For example, if a roaming partner from which we derive a significant amount of revenue in one of our service areas were to build its own network in that service area, our outcollect revenue derived from our roaming relationship with that partner in that service area might decrease or even cease altogether, and our ability to negotiate favorable incollect rates in that partner’s other service areas could suffer as well.
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
In 2005, 2004, and 2003, a substantial amount of our revenue was derived from roaming charges incurred by other wireless providers for use of our network by their customers who traveled within our service areas. Our service areas include a number of resort destinations. As a result, our roaming revenue increases during vacation periods, introducing a measure of seasonality to our revenue and operating income. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Matters — Seasonality.”
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
Cable and other companies are providing telecommunications services to the home, and of these, some carriers are providing local and long distance voice services using Voice over Internet Protocol, or VoIP. In particular circumstances, these carriers may be able to avoid payment of access charges to local exchange carriers for the use of their networks on long distance calls. Cost savings for these carriers could result in lower rates for customers and increased competition for wireless services.
Continuing industry consolidation has resulted in the increased presence of regional and national wireless operators within some of our service areas. Many of these national operators provide services comparable to ours and, because they operate in a wider geographic area, are able to offer no or low cost roaming and toll calls over a wider area. In addition, some national wireless operators have recently begun to build networks in certain of the more densely populated or well-traveled portions of our service areas. National advertising and promotional programs by national wireless operators run in our markets are also a source of additional competitive and pricing pressures, even though these operators may not provide service in those markets. If the wireless communications industry continues to consolidate and we do not participate in that consolidation, even stronger competitors may be created. The FCC has eliminated the spectrum cap and the cellular cross-interest restriction in all markets. These regulatory actions may facilitate the creation of larger and more formidable competitors.
Several of our competitors also operate in multiple segments of the industry. In the future, we expect to face increased competition from entities providing similar services using other communications technologies. Given the rapid advances in the wireless communications industry, it is possible that new technologies will evolve that will compete with our products and services. In addition, a number of our competitors have substantially greater financial, technical, marketing, sales, and distribution resources. With so many companies targeting many of the same customers, we may not be able to successfully attract and retain customers and grow our customer base and revenues, which could have a materially adverse effect on our future business, strategy, operations, and financial condition.

Market prices for wireless service may decline in the future.
We expect significant price competition among wireless providers that may lead to increasing movement of customers between operators, resulting in reductions in average monthly service revenue per customer. While we will try to maintain or grow our customer base and average monthly service revenue per customer, we cannot assure you that we will be able to do so. A significant decline in the pricing of services could adversely affect our financial condition and results of operations.
Wireless number portability may continue to have a negative impact on our customer retention and increase our marketing costs.
Wireless number portability allows customers to keep their wireless phone number when switching to a different service provider. Wireless number portability has increased and may continue to increase competition and reduce retention. Since implementation of wireless number portability in our markets, we have experienced increased churn. A high rate of churn would adversely affect our results of operations by reducing revenue and increasing the cost of adding new customers. Such costs generally include commission expense and/or significant handset discounts, which are significant factors in income and profitability. We may be required to grant promotional credits, subsidize product upgrades, and/or reduce pricing to match competitors’ initiatives and to retain customers, which could adversely impact our operating results.
If we encounter significant problems, such as delays, inaccuracies, or loss of customer information from our database, in the process of upgrading our billing function, we could experience customer dissatisfaction and increased churn, which could have a material adverse impact on our financial performance.
During the second half of 2005, we transferred our Northeast, Northwest and South territory GSM customers to the VeriSign data processing and billing system. This process has caused disruption in our billing cycles, including delays in mailing of and errors in statements sent to customers, and customers may be dropped from our database. In addition, the transition has caused additional customer service calls to be made to our call center. If such problems are significant or prolonged, our customers may become dissatisfied and decide to switch to a rival carrier. Also, we are dependent on future performance of an outside contractor. Any significant or prolonged problems with our billing function could have a material adverse impact on our business, financial condition, and results of operations.
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

Our business is subject to extensive government regulation, which could adversely affect our business by increasing our expenses. We also may be unable to obtain or retain regulatory approvals necessary to operate our business, which would negatively affect our results of operations.
The FCC regulates many aspects of our business, including the licensing, construction, interconnection, operation, acquisition, and sale of our wireless systems, as well as the number of wireless licenses issued in each of our markets. State and local regulatory authorities, to a lesser extent, also regulate aspects of our business and services. In addition, the Federal Aviation Administration regulates aspects of construction, marking, and lighting of communications towers on which we place our wireless transmitters. Changes in legislation and regulations governing wireless activities, wireless carriers, and availability of USF support, our failure to comply with applicable regulations, or our loss of or failure to obtain any license or licensed area could have a material adverse effect on our operations.
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
We have received requests from PSAPs for deployment of Phase II enhanced 911 service that relate to various areas where we provide cellular or PCS service and we have met the applicable 50%-coverage benchmark. Nevertheless, if the FCC finds that the accuracy results produced by any of our Phase II deployments are not in compliance with FCC rules, the FCC could issue enforcement orders and impose monetary forfeitures upon us. We have filed with the FCC a request for waiver of the applicable FCC rule concerning field test results in the State of Vermont, which may not be compliant with FCC location accuracy requirements if averaged only with results from the State of Vermont. To the extent that we are not meeting the FCC’s E911 Phase II location accuracy requirements in Vermont and other states we may need to file one or more additional petitions with the FCC to request a waiver of those requirements. The FCC has issued notices of apparent liability requiring other CMRS providers to pay fines based upon violations of enhanced 911 service requirements. The implementation of enhanced 911 obligations may have a financial impact on us. We are not yet able to predict the extent of that impact.
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

Our designation or certification as an Eligible Telecommunications Carrier (“ETC”) in any state where we conduct business could be refused, conditioned, or revoked due to circumstances beyond our control, thus depriving us of financial support in that state from the Universal Service Fund (“USF”). In addition, we cannot be certain that we will continue to receive payments at the current levels.
In order to receive financial support from the USF in any state, we must receive ETC certification in that state. Currently, we are ETC certified in ten of the states in which we offer wireless services. If designation or certification in any of these states were revoked or conditioned, our financial results could be adversely affected. Further, there are several FCC proceedings underway that are likely to change the way universal service programs are funded and the ways these funds are disbursed to program recipients. At this time, it is not clear what impact changes in the rules, if any, will have on our continued eligibility to receive USF support. Loss of USF revenues could adversely affect our future financial performance.
If we are unable to comply with obligations imposed by the Communications Assistance for Law Enforcement Act (‘‘CALEA’’), our financial results could be adversely affected.
The Communications Assistance for Law Enforcement Act (‘‘CALEA’’) requires us to make services accessible to law enforcement for surveillance purposes. Additional requirements have been adopted to require cellular and PCS licensees to accommodate interception of digital packet mode telecommunications. We will become obligated to comply with these requirements only if and when we commence to offer services that make use of digital packet mode technology. If we are not able to comply with CALEA prior to the applicable deadlines, we could be subject to substantial fines. We cannot predict yet whether we will be able to comply with CALEA requirements prior to the applicable deadlines.
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
Difficulties in the continued upgrade of our wireless systems could increase our planned capital expenditures, delay the continued build-out of our networks, and negatively impact our roaming arrangements.
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

We will continue to incur increased costs as a result of being a public company subject to the Sarbanes-Oxley Act of 2002 (“SOA”), as well as new rules implemented by the Securities and Exchange Commission and The Nasdaq Stock Market.
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
If we fail to maintain an effective system of internal and disclosure controls, we may not be able to accurately report our financial results or prevent fraud.
Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We may in the future discover material weaknesses in our internal controls as defined under interim standards adopted by the Public Company Accounting Oversight Board (“PCAOB”) and significant deficiencies and deficiencies in certain of our disclosure controls and procedures. Under the PCAOB standards, a “material weakness” is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is a control deficiency or combination of control deficiencies that adversely affect a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more than remote likelihood that a misstatement of a company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.
While we have taken steps to improve our internal and disclosure controls, we cannot be certain that we will be able to maintain adequate controls over our financial processes and reporting in the future. Any failure to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls could harm operating results or cause us to fail to meet our reporting obligations, which could affect our ability to remain listed with The Nasdaq National Market. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities.
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
As of December 31, 2005, we had approximately $1.8 billion of long-term liabilities (which includes $465.3 million of senior and junior exchangeable preferred stock), and approximately $171.0 million of Class M preferred stock, and shareholders’ deficit of approximately $652.0 million. Of the outstanding preferred stock, $514.3 million can be exchanged, at our option, subject to compliance with certain leverage ratios under our credit facility and the indentures related to our outstanding notes, for senior subordinated indebtedness.

The current levels of our debt and preferred stock entail a number of risks, including the following:
•	we must use a substantial portion of our cash flows from operations to make interest payments on our debt, thereby reducing funds that would otherwise be available to us for working capital, capital expenditures, future business opportunities, and other purposes;

•	we may not be able to obtain additional financing for working capital, capital expenditures, and other purposes on terms favorable to us or at all;

•	borrowings under our floating rate notes and our revolving credit facility are at variable interest rates, making us vulnerable to increases in interest rates;

•	we may have more debt than many of our competitors, which may place us at a competitive disadvantage;

•	we may have limited flexibility to react to changes in our business; and

•	we may not be able to refinance our indebtedness or preferred stock on terms that are commercially reasonable or at all.
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
Our revolving credit facility requires us to maintain specified financial ratios if we draw against it. Substantially all our assets are subject to liens securing indebtedness under our revolving credit facility and senior secured notes. These restrictions could limit our ability to obtain future financing, make needed capital expenditures, withstand a downturn in our business, or otherwise conduct necessary corporate activities.
If there were an event of default under our revolving credit facility or other debt, the holders of the affected debt could elect to declare all of that debt to be due and payable, which, in turn, could cause all of our other debt to become due and payable. We might not have sufficient funds available, and we might be unable to obtain sufficient funds from alternative sources on terms favorable to us or at all. If the amounts outstanding under our revolving credit facility were accelerated and we could not obtain sufficient funds to satisfy our obligations, our lenders could proceed against our assets and the stock and assets of our subsidiaries that guarantee our revolving credit facility and senior secured notes.

Our failure to pay the cash dividends on our senior exchangeable preferred stock may affect our ability to incur additional debt or refinance our existing indebtedness.
We are required to pay dividends on our senior exchangeable preferred stock. Beginning in August 2003, we did not declare or pay cash dividends on our senior exchangeable preferred stock. Because, as of November 15, 2004, we had failed to pay six or more quarterly dividends, a “Voting Rights Triggering Event,” as defined in the certificate of designation for the senior exchangeable preferred stock, existed. While a Voting Rights Triggering Event exists certain terms of our senior exchangeable preferred stock, if enforceable, may prohibit incurrence of additional indebtedness, including borrowing under our revolving credit facility and the refinancing of existing indebtedness.
On October 26, 2005, we paid four quarterly dividends on our outstanding senior exchangeable preferred stock. These quarterly dividends totaled $118.69 per share, including accrued interest. The aggregate total dividends of approximately $17.8 million were paid from existing cash. The payment of these dividends reduced the number of unpaid quarterly dividends to five and eliminated the then existing “Voting Rights Triggering Event” and any uncertainty regarding our ability to incur indebtedness, including under the revolving credit facility, allowing us to draw $58 million under the revolving credit facility and issue $175 million in new senior subordinated floating rate notes. Subsequent to the issuance of the new notes and borrowing under our credit facility, we elected not to pay cash dividends in November 2005 or February 2006 on our senior exchangeable preferred stock and a “Voting Rights Triggering Event” again exists. Management does not anticipate paying additional dividends in the foreseeable future.
Our failure to pay the cash dividends on our junior exchangeable preferred stock may result in changes in our board of directors and affect our ability to incur additional debt.
Since May 2005, we have not declared or paid cash dividends on our junior exchangeable preferred stock. If we do not pay any of the future dividends on our junior exchangeable preferred stock, a “Voting Rights Triggering Event,” as defined in the certificate of designation for the junior exchangeable preferred stock, will occur in August 2006. At that time, the holders of the junior exchangeable preferred stock will be entitled to elect the lesser of two directors or the number of directors equal to 25% of our board of directors. In addition, should a “Voting Rights Triggering Event” exist under the junior exchangeable preferred stock, our ability to incur indebtedness may be impaired.
We have shareholders who could exercise significant influence on management.
The holders of our Class M convertible preferred stock currently are able to elect two members to our board of directors and can vote, on an as-converted basis, approximately 2,181,241 shares of our Class A common stock, which represented, as of December 31, 2005, approximately 10.9% of the voting power of our common stock. Our Board of Directors also includes two directors elected by our senior exchangeable preferred stockholders. If any of these holders were to disagree with decisions made by management or the board of directors about our plans or operations, they might be able to bring significant pressure to change such plans or operations.
The holders of our junior exchangeable preferred stock, under certain circumstances, may also be able to elect members of our board of directors in the future.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not Applicable

ITEM 2.	PROPERTIES
Our corporate facilities include the following:

		Leased/	Square
	Address	Owned	Feet
Midwest:
Principal Corporate HQ	3905 Dakota Street SW	Owned	50,000
	Alexandria, Minnesota

Northeast:
Territory Office	302 Mountain View Drive	Leased	10,413
	Colchester, Vermont
Territory Office	6 Telcom Drive	Owned	36,250
	Bangor, Maine
Territory Office	323 North Street	Owned	4,000
	Saco, Maine

Northwest:
Territory Office	300 SE Reed Market Road	Leased	9,272
	Bend, Oregon

South:
Territory Office	621 Boll Weevil Circle, Suite 2	Leased	18,000
	Enterprise, Alabama
Our network consisted of the following cell sites at year end:

	2005	2004
Midwest	232	214
Northeast	327	240
Northwest	169	138
South	333	265

Total	1,061	857

Our leased sites consist of land leases, tower leases or both. We own all the equipment within the leased sites. The leases covering these sites have various expiration dates and are with numerous lessors. These leases generally have renewal options that we would anticipate exercising. Due to our network design, loss of a leased location would not have a material impact on the operations of a territory’s business.
We have 98 retail locations, of which almost all are leased. The leases covering these locations have various expiration dates. We believe that the loss of any one of these retail sites would not have a material impact on our business as we would likely be able to obtain substantially equivalent alternative space.

ITEM 3.	LEGAL PROCEEDINGS
We are involved from time to time in routine legal matters and other claims incidental to our business. We believe that the resolution of such routine matters and other incidental claims, taking into account established reserves and insurance, will not have a material adverse impact on our consolidated financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.
EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth certain information with regard to each of our executive officers:

Name	Age	Position
Richard P. Ekstrand	56	President, Chief Executive Officer and Director
Wesley E. Schultz	49	Executive Vice President, Chief Financial Officer and Director

Ann K. Newhall	54	Executive Vice President, Chief Operating Officer and Director

David J. Del Zoppo	50	Senior Vice President, Finance and Accounting
Richard P. Ekstrand has served as our President, Chief Executive Officer, and a director since 1990. He currently serves on the board of directors and executive committee of the Cellular Telecommunications & Internet Association (CTIA) and the Wireless Foundation. Mr. Ekstrand previously served as Chairman of the Board of Directors of both CTIA and the Wireless Foundation. He also was a founding director of the Rural Cellular Association (“RCA”) and served as a director until 2000. He was again elected to the RCA Board in September 2000. In addition, he is past President of the Minnesota Telephone Association, the Association of Minnesota Telephone Utilities, and the Minnesota Telecommunications Association. He currently serves on the board of directors of the Minnesota Zoo Foundation. Mr. Ekstrand is the sole shareholder, president, and a director of North Holdings, Inc. (formerly Lowry Telephone Co., Inc.), which is a shareholder of Rural Cellular. From 1980 through 2000, Mr. Ekstrand had served as vice president and a director of Lowry Telephone Co., Inc. North Holdings, Inc. is a member of Lowry Telephone Company, LLC, of which Mr. Ekstrand is the treasurer and a member of the board of governors.
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
David J. Del Zoppo has served as Vice President, Finance and Accounting since 1999 and was appointed Senior Vice President, Finance and Accounting in February 2006. He joined us in 1997 as Controller and was appointed Vice President in 1998. Mr. Del Zoppo is a certified public accountant and served for four years as an auditor with KPMG, LLP.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASE OF EQUITY SECURITIES
Market Price/Holders
The following table indicates the high and low sales price of the Class A Common Stock for each quarter of the 2005 and 2004 fiscal years as quoted on The Nasdaq National Market.

	High	Low
2005
First Quarter	$8.85	$5.10
Second Quarter	$5.77	$4.20
Third Quarter	$12.92	$5.19
Fourth Quarter	$17.12	$11.79

2004
First Quarter	$14.38	$8.00
Second Quarter	$10.20	$6.80
Third Quarter	$9.71	$6.66
Fourth Quarter	$7.18	$4.70
Our Class B common stock is not publicly traded.
As of February 28, 2006, there were approximately 156 holders of record of our Class A common stock and approximately 12 holders of record of our Class B common stock.
Dividend Policy
RCC has never paid dividends on its Common Stock. The terms of our credit facility, outstanding notes, and exchangeable preferred stock limit our ability to pay dividends on our Common Stock.
Our ability to pay cash dividends on and to redeem for cash our senior exchangeable preferred stock and junior exchangeable preferred stock when required is restricted under various covenants contained in documents governing our outstanding preferred stock and our indebtedness, including the notes. In addition, under Minnesota law, we are permitted to pay dividends on or redeem our capital stock, including the senior exchangeable preferred stock and the junior exchangeable preferred stock, only if our board of directors determines that we will be able to pay our debts in the ordinary course of business after paying the dividends or completing the redemption. In addition, in order to redeem the junior exchangeable preferred stock, our board of directors must determine that we have sufficient assets to satisfy the liquidation preferences of the senior exchangeable preferred stock. As of December 31, 2005, we would have been able to make a total of $73.0 million in restricted payments.
On October 26, 2005, we paid four quarterly dividends on our outstanding senior exchangeable preferred stock. These quarterly dividends totaled $118.69 per share, including accrued interest. The aggregate total dividends of approximately $17.8 million were paid from existing cash. The payment of these dividends reduced the number of unpaid quarterly dividends to five and eliminated the then existing “Voting Rights Triggering Event” and any uncertainty regarding our ability to incur indebtedness, including under the revolving credit facility. Subsequent to the issuance of the floating rate subordinated notes and borrowing under our credit facility, we elected not to pay cash dividends in November 2005 or February 2006 on our senior exchangeable preferred stock and, accordingly a “Voting Rights Triggering Event” currently exists. Management does not anticipate paying additional dividends in the foreseeable future.
Issuance of Common Stock
In October 2005, RCC converted all of the outstanding shares of Class T convertible preferred stock into the 43,000 shares of Class A and 105,940 shares of Class B common stock. Dividends are not payable if the shares are converted. This conversion resulted in a gain of approximately $6.7 million, which reduced preferred stock dividends in 2005.

ITEM 6. SELECTED FINANCIAL DATA
The following tables set forth certain of our consolidated financial and operating data as of and for each of the five years in the period ended December 31, 2005, which we derived from our consolidated financial statements. The data set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K.

	Years ended December 31,
(In thousands, except per share and other operating data)	2005	2004	2003	2002	2001
Statement of Operations Data:
Revenue:
Service	$387,848	$377,219	$355,038	$319,933	$310,520
Roaming	122,774	105,504	131,896	122,703	116,541
Equipment	34,313	22,094	20,455	20,442	18,627

Total revenue	544,935	504,817	507,389	463,078	445,688

Operating expenses:
Network costs, excluding depreciation	120,322	104,071	96,069	97,200	101,509
Cost of equipment sales	58,266	40,372	37,636	29,184	28,415
Selling, general and administrative	152,238	135,129	131,761	119,185	122,387
Stock based compensation — SG&A	680	41	—	—	—

Depreciation and amortization	100,463	76,355	76,429	82,497	112,577
Impairment of assets	7,020	47,136	42,244	—	—

Total operating expenses	438,989	403,104	384,139	328,066	364,888

Operating income	105,946	101,713	123,250	135,012	80,800

Other income (expense):
Interest expense	(171,831)	(163,977)	(136,262)	(114,478)	(130,432)
Interest and dividend income	2,221	1,727	916	562	1,172
Other	(876)	(76)	891	66	(752)

Other expense, net	(170,486)	(162,326)	(134,455)	(113,850)	(130,012)

Income (loss) before income taxes and cumulative change in accounting principle	(64,540)	(60,613)	(11,205)	21,162	(49,212)
Income tax benefit	(418)	(1,672)	—	—	—

Income (loss) before cumulative change in accounting principle	(64,122)	(58,941)	(11,205)	21,162	(49,212)
Cumulative change in accounting principle	—	—	—	(417,064)	1,621

Net loss	(64,122)	(58,941)	(11,205)	(395,902)	(47,591)
Preferred stock dividend	(7,174)	(12,915)	(38,877)	(60,556)	(54,545)

Net loss applicable to common shares	$(71,296)	$(71,856)	$(50,082)	$(456,458)	$(102,136)

Weighted average common shares outstanding	12,695	12,239	12,060	11,920	11,865

Net loss applicable to common shares before cumulative change in accounting principle	$(5.62)	$(5.87)	$(4.15)	$(3.30)	$(8.74)
Cumulative change in accounting principle	—	—	—	(34.99)	.13

Net loss per basic and diluted share	$(5.62)	$(5.87)	$(4.15)	$(38.29)	$(8.61)

	As of December 31,
(In thousands, except other operating data)	2005	2004	2003	2002	2001
Balance Sheet Data:
Working capital (deficit)	$129,922	$45,308	$86,135	$(55,496)	$(18,273)
Net property and equipment	277,408	276,133	226,202	240,536	244,980
Total assets	1,480,682	1,417,450	1,521,058	1,462,978	1,836,779
Total long-term liabilities	1,847,994	1,733,079	1,764,867	1,211,026	1,286,301
Redeemable preferred stock	170,976	166,296	153,381	569,500	508,836
Total shareholders’ deficit	$(651,982)	$(596,338)	$(526,830)	$(483,115)	$(33,830)

Other Operating Data:
Customers (not including long distance and paging):
Postpaid	597,769	628,614	656,110	639,221	599,514
Prepaid	11,663	20,391	22,302	27,452	33,255
Wholesale	96,170	80,806	67,104	55,700	29,139

Total customers	705,602	729,811	745,516	722,373	661,908

Marketed POPs (1)	6,405,000	6,279,000	5,962,000	5,893,000	5,893,000

Penetration (2)	9.5%	10.3%	11.4%	11.3%	10.7%

Retention (3)	97.3%	97.9%	98.1%	98.2%	97.8%

Local monthly service revenue per customer (4)	$50	$46	$43	$41	$42

Average monthly revenue per customer (5)	$67	$60	$59	$57	$59

Acquisition cost per customer (6)	$497	$444	$422	$377	$290

Cell sites / Base stations:	1,061	857	754	732	684

1)	Updated to reflect 2000 U.S. Census Bureau Official Statistics.

2)	Represents the ratio of wireless voice customers, excluding wholesale customers, at the end of the period to population served.

3)	Determined for each period by dividing total postpaid wireless voice customers discontinuing service during such period by the average postpaid wireless voice customers for such period (customers at the beginning of the period plus customers at the end of the period, divided by two), dividing that result by the number of months in the period, and subtracting such result from one.

4)	Determined for each period by dividing service revenue (not including pass-through regulatory fees by the monthly average postpaid customers for such period.

5)	Determined for each period by dividing service revenue (not including pass-through regulatory fees) and roaming revenue by the monthly average postpaid customers for such period.

6)	Determined for each period by dividing selling and marketing expenses, net costs of equipment sales, and depreciation of rental telephone equipment by the gross postpaid and prepaid wireless voice customers added during such period.

Reconciliations of Non-GAAP Financial Measures
We utilize certain financial measures that are calculated based on industry conventions and are not calculated based on Generally Accepted Accounting Principles (“GAAP”). Certain of these financial measures are considered non-GAAP financial measures within the meaning of Item 10 of Regulation S-K promulgated by the SEC.

	Years Ended December 31,
Retention	2005	2004	2003	2002	2001
Postpaid wireless voice customers discontinuing service (1)	197,471	161,222	150,745	136,237	153,078
Weighted average 12 month aggregate postpaid wireless voice customers (2)	7,362,780	7,667,797	7,780,921	7,409,873	6,954,051

Churn (1) ÷ (2)	2.7%	2.1%	1.9%	1.8%	2.2%
Retention (1 minus churn)	97.3%	97.9%	98.1%	98.2%	97.8%

(in thousands, except customer gross additions and acquisition cost per customer )

Selling and marketing expense	$59,201	$54,077	$52,150	$50,563	$49,808
Net cost of equipment	23,953	18,278	17,181	8,742	9,788
Adjustments to cost of equipment	3,990	2,399	8,549	15,647	7,373

Total costs used in the calculation of Acquisition cost per customer (3)	$87,144	$74,754	$77,880	$74,952	$66,969
Customer gross additions (4)	175,324	168,330	184,522	198,923	230,895

Acquisition cost per customer (3) ÷ (4)	$497	$444	$422	$377	$290

Local Service Revenue Per Customer (“LSR”)
(in thousands, except weighted average 12 month aggregate postpaid wireless voice customers and LSR)
Revenues (as reported on Consolidated Statements of Operations)
Service revenues	$387,848	$377,219	$355,038	$319,933	$310,520

Non postpaid revenue adjustments	(20,253)	(20,743)	(24,016)	(18,395)	(16,814)

Service revenues for LSR (5)	$367,595	$356,476	$331,022	$301,538	$293,706
Weighted average 12 month aggregate postpaid wireless voice customers (6)	7,362,780	7,667,797	7,780,921	7,409,873	6,954,051

LSR (5) ÷ (6)	$50	$46	$43	$41	$42

Average Revenue Per Customer (“ARPU”)
(in thousands, except weighted average 12 month aggregate postpaid wireless voice customers and ARPU)
Revenues (as reported on Consolidated Statements of Operations)
Service revenues	$387,848	$377,219	$355,038	$319,933	$310,520
Roaming revenues	122,774	105,504	131,896	122,703	116,541

Total	510,622	482,723	486,934	442,636	427,061

Non postpaid revenue adjustments:	(20,253)	(20,743)	(24,016)	(18,395)	(16,814)

Service revenues for ARPU (7)	$490,369	$461,980	$462,918	$424,241	$410,247
Weighted average 12 month aggregate postpaid wireless voice customers (8)	7,362,780	7,667,797	7,780,921	7,409,873	6,954,051

ARPU (7) ÷ (8)	$67	$60	$59	$57	$59

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Overview
We are a wireless communications service provider focusing primarily on rural markets in the United States. Our principal operating objective is to increase revenue and achieve profitability through increased penetration in our existing markets.
Our operating territories include portions of five states in the Northeast, three states in the Northwest, four states in the Midwest, and three states in the South. Within each of our four territories, we have a strong local sales and customer service presence in the communities we serve.
Our marketed networks covered a total population of approximately 6.5 million POPs and served approximately 706,000 voice customers as of December 31, 2005. We have national roaming agreements in our markets with Cingular (effective through December 2009) and Verizon (effective through December 2009). Under these agreements, we are able to attain preferred roaming status by overlaying our existing TDMA networks in our South, Northeast and Northwest networks with GSM/GPRS/EDGE technology and our Midwest network with CDMA technology. We also have various agreements with T-Mobile, which are effective through December 2007.
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
Interest expense includes the following:
o	Interest expense on our credit facility , senior secured notes, senior notes, and senior subordinated notes,

o	Amortization of debt issuance costs,

o	Early extinguishment of debt issuance costs,

o	Dividends on senior and junior exchangeable preferred stock,

o	Amortization of preferred stock issuance costs,

o	Gain (loss) on derivative instruments, and

o	Gains on repurchase and exchange of preferred stock.
Preferred stock dividends are accrued on our outstanding Class M convertible preferred stock and had been accrued on our Class T convertible preferred stock, which was converted to common stock in October 2005.

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
Additionally, impairment tests for indefinite-lived intangible assets, consisting of FCC licenses, are required to be performed on an annual basis or on an interim basis if an event occurs or circumstances change that would indicate the asset might be impaired. In accordance with Emerging Issues Task Force (“EITF”) No. 02-7, “Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets” (“EITF No. 02-7”), impairment tests for FCC licenses are performed on an aggregate basis for each unit of accounting. We utilize a fair value approach, incorporating discounted cash flows, to complete the test. This approach determines the fair value of the FCC licenses, using start-up model assumptions and, accordingly, incorporates cash flow assumptions regarding the investment in a network, the development of distribution channels, and other inputs for making the business operational. These inputs are included in determining free cash flows of each unit of accounting, using assumptions of weighted average costs of capital and the long-term rate of growth for each unit of accounting. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. If any of the assumptions were to change, our FCC licenses may become impaired.
Under SFAS No. 142, we performed annual impairment tests in 2003, 2004, and 2005 for our indefinite lived assets. Based on these tests, we recorded a noncash impairment charge of $47.1 million (included in operating expenses) in the fourth quarter of 2004. There was no impairment charge in 2003 and 2005 related to our annual assessment under SFAS No. 142.

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
We receive USF revenue reflecting our ETC status in certain states. We recognize support revenue depending on the level of our collection experience in each ETC qualified state. Where we do not have adequate experience to determine the time required for reimbursement, we recognize revenue upon cash receipt. Where we do have adequate experience as to the amount and timing of the receipt of these funds, we recognize revenue on an accrual basis.
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
Depreciation of Property and Equipment
We depreciate our wireless communications equipment using the straight-line method over estimated useful lives. We periodically review changes in our technology and industry conditions, asset retirement activity, and salvage to determine adjustments to estimated remaining useful lives and depreciation rates. Total depreciation expense for the years ended December 31, 2005, 2004, and 2003, was $81.5 million, $57.4 million, and $56.2 million, respectively.
During the fourth quarter of 2005, we reviewed the lives of our TDMA assets and reduced the remaining useful life of this equipment from approximately 21 months to 15 months. Accordingly, all TDMA equipment will be fully depreciated by December 31, 2006. The net book value of this equipment as of December 31, 2005, was approximately $47.0 million.

While we will continue to provide service to existing TDMA customers for the foreseeable future, the amount of future cash flows to be derived from the TDMA network assets is highly dependent upon the rate of transition of existing customers using TDMA equipment to 2.5G capable equipment as well as other competitive and technological factors. We determined that a reduction in the useful lives of these assets was warranted based on the projected transition of network traffic. We will continue to review the useful lives of the TDMA assets throughout the period of transition to 2.5G capable equipment to determine whether further changes are warranted.
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
On June 28, 2005, our customer relationship management and billing managed services agreement with Amdocs was mutually terminated. As a result of the termination of the agreement, we recorded a charge to operations during the quarter ended June 30, 2005 of $7.0 million, reflecting the write-down of certain development costs previously capitalized.
Income Taxes
We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” As part of the process of preparing the consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that deferred tax assets will be recovered from future taxable income and, if we believe that recovery is not likely, we must establish an appropriate valuation allowance. To the extent we increase or decrease the valuation allowance in a period, we must include an expense or benefit within the tax provision in the consolidated statement of operations.
Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. As of December 31, 2005, our valuation allowance was $160.5 million due to uncertainties related to our ability to utilize the deferred tax assets. The deferred tax assets consist principally of certain net operating losses (“NOLs”) being carried forward, as well as impairment write-downs of intangible assets not currently deductible for tax purposes. The valuation allowance is based on our historical operations projected forward and our estimate of future taxable income and the period over which deferred tax assets will be recoverable. It is possible that we could be profitable in the future at levels that cause us to conclude that it is more likely than not that we will realize a portion or all of the NOL carryforward. Upon reaching such a conclusion, we would immediately record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates, which would be approximately 38% under current tax law. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the provision for income taxes to vary significantly from period to period, although our cash tax payments would likely remain unaffected until the benefit of the NOLs is utilized or the NOLs expire unused.

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
Recently Issued Accounting Pronouncements
Accounting for Share-Based Compensation
On December 16, 2004, the Financial Accounting Standards Board (“FASB”‘) issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period.
Commencing with the quarter ending March 31, 2006, we will adopt SFAS No. 123(R), utilizing the modified prospective method for all share-based awards granted on or after January 1, 2006. Under the modified prospective method SFAS No. 123(R) requires compensation cost to be recognized for all share-based compensation expense arrangements granted after the adoption date and all remaining unvested share-based compensation arrangements granted prior to the adoption date. Prior periods will not be restated.
We use the Black-Scholes model to value our stock option grants. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123.
Through December 31, 2005, we applied APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for our employee and director stock options and did not record compensation expense for share-based payment award transactions since the exercise price had been the fair value of RCC’s common stock at the grant date.

Results of Operations
Years ended December 31, 2005 and 2004
Revenue
Operating Revenue:

	Years ended December 31,
(In thousands)	2005	2004	$ Increase	% Increase
Service	$387,848	$377,219	$10,629	2.8%
Roaming	122,774	105,504	17,270	16.4%
Equipment	34,313	22,094	12,219	55.3%

Total operating revenue	$544,935	$504,817	$40,118	7.9%

Service Revenue. Service revenue growth for the year ended December 31, 2005 primarily reflects LSR increasing to $50 compared to $46 for the year ended December 31, 2004, partially offset by declining customers. The LSR increase in 2005 was due to an increase of $2 in USF payments and $2 in access, data and features. LSR includes USF support of $6 for the year ended December 31, 2005 and $4 for the year ended December 31, 2004.
We are currently receiving USF support in the states of Alabama, Kansas, Maine, Minnesota, Mississippi, New Hampshire, Oregon, South Dakota, Vermont, and Washington. Primarily reflecting the full year’s impact of being ETC certified in these states as compared to 2004, USF support payments increased to $40.8 million for the year ended December 31, 2005 as compared to $28.2 million for the year ended December 31, 2004. We expect the amount of USF support in 2006 to be approximately $40 million.

Service Revenue	Years ended December 31,
			$ Increase	% Increase
(In thousands)	2005	2004	(Decrease)	(Decrease)
Local service	$332,310	$337,361	$(5,051)	(1.5)%
USF support	40,792	28,154	12,638	44.9%
Regulatory pass-through	13,891	11,204	2,687	24.0%
Other	855	500	355	71.0%

Total service revenue	$387,848	$377,219	$10,629	2.8%

The decline in local service revenue for the year ended December 31, 2005 reflects the decrease in customers as we have transitioned our TDMA networks to 2.5G technology.
Customers. Primarily reflecting customer retention declining to 97.3% for the year ended December 31, 2005 as compared to 97.9% for the year ended December 31, 2004, our total customers decreased to 705,602 at December 31, 2005 as compared to 729,811 at December 31, 2004. Our decline in customer retention reflects a multitude of technology related issues, including increased customer care needs (which we encountered during the commercial introduction of our GSM networks in the second quarter of 2005), GSM billing system changes, the transitional stage of our networks, and increased national carrier competition. Postpaid customer gross adds for the year ended December 31, 2005 increased to 166,626 as compared to 151,161 for the year ended December 31, 2004.
As of December 31, 2005, approximately 47% of our postpaid customers were using new technology handsets as compared to 6% at December 31, 2004. We believe our new technology customers provide higher retention rates and LSR and therefore plan to aggressively migrate our legacy customer base to new technology products throughout 2006. We anticipate positive net postpaid customer growth in 2006.

Roaming Revenue. The 16% increase in roaming revenue during the year ended December 31, 2005 primarily reflects a 40% increase in outcollect minutes partially offset by a decline in roaming yield. Our outcollect yield for the year ended December 31, 2005 was $.15 per minute as compared to $.16 per minute in the year ended December 31, 2004. Declines in TDMA outcollect minutes were offset by increases in new technology GSM and CDMA outcollect minutes.
Negatively impacting roaming revenue primarily during 2004 and the first and second quarters of 2005 was the transition by our national roaming partners to 2.5G technology handsets. Because these partners converted their customer base to this new technology before we had fully operational 2.5G networks, we did not capture a portion of available roaming revenue. At December 31, 2005, substantially all of our 1,061 cell sites were equipped with 2.5G technology. For the years ended December 31, 2005 and 2004, 2.5G outcollect minutes accounted for 80% and 35%, respectively, of our total outcollect minutes. For the years ended December 31, 2005 and 2004, Cingular (on a pro forma basis giving effect to its 2004 merger with AWE), Verizon Wireless, and T-Mobile accounted for approximately 92% and 86%, respectively, of our total outcollect roaming minutes. For the years ended December 31, 2005 and 2004, Cingular (on a pro forma basis giving effect to its merger with AWE) accounted for approximately 11.9% and 9.9% of our total revenue.
Roaming revenue has also been affected by the transfer of our Oregon RSA 4 service area to AWE on March 1, 2004.
We anticipate 2006 roaming minute increases to offset anticipated roaming yield declines, which together with the full year operation of our new technology networks, should result in 2006 roaming revenue exceeding 2005 levels.
Equipment Revenue. Equipment revenue increased 55% to $34.3 million for the year ended December 31, 2005 as compared to $22.1 million during the year ended December 31, 2004. Contributing to equipment revenue in 2005 was the 59% increase in customer migrations to 199,248 as compared to 124,925 during the year ended December 31, 2004. Also contributing to equipment revenue for the year ended December 31, 2005 was an increase of gross postpaid customers. In 2005, gross postpaid customer additions increased to 166,626 as compared to 151,161 in 2004.
Operating Expenses

	Years ended December 31,
			$ Increase	% Increase
(In thousands)	2005	2004	(decrease)	(decrease)
Network cost
Incollect cost	$46,880	$45,745	$1,135	2.5%
Other network cost	73,442	58,326	15,116	25.9%

	120,322	104,071	16,251	15.6%
Cost of equipment sales	58,266	40,372	17,894	44.3%
Selling, general and administrative	152,238	135,129	17,109	12.7%
Stock-based compensation — SG&A	680	41	639	1,558.5%
Depreciation and amortization	100,463	76,355	24,108	31.6%
Impairment of assets	7,020	47,136	(40,116)	(85.1)%

Total operating expenses	$438,989	$403,104	$35,885	8.9%

Network Cost. Network cost, as a percentage of total revenues, increased to 22.1% in the year ended December 31, 2005 as compared to 20.6% in the year ended December 31, 2004. This increase reflects additional costs of operating multiple networks (analog, TDMA and 2.5G networks), increased incollect usage by 2.5G customers, and additional cell site costs related to our network improvement and expansion. Cell sites increased to 1,061 at December 31, 2005 as compared to 857 at December 31, 2004. Per minute incollect cost for the year ended December 31, 2005 was approximately $0.11 per minute as compared to $0.13 in the year ended December 31, 2004. We anticipate continued increases in network costs in 2006 over 2005 levels, reflecting the full year impact of 2.5G network overlay substantially completed in 2005.

Cost of Equipment Sales. Cost of equipment sales increased 44.3% to $58.3 million for the year ended December 31, 2005, reflecting the cost of increased customer migration to new technology handsets together with increases in gross customer additions. As a percentage of revenue, cost of equipment sales for the year ended December 31, 2005 increased to 10.7% as compared to 8.0% in the year ended December 31, 2004. Postpaid customer gross adds for the year ended December 31, 2005 increased to 166,626 over 151,161 for the year ended December 31, 2004. As of December 31, 2005, approximately 47% of our postpaid customers were using new technology handsets as compared to 6% at December 31, 2004.
Because of the improved retention from new technology customers and the higher LSR that these customers demonstrate, we plan to aggressively pursue migrating our legacy customer base to new technology products throughout 2006. Accordingly, we anticipate cost of equipment sales to increase in 2006 compared to 2005 levels.
Selling, General and Administrative. As a percentage of revenue, SG&A increased to 27.9% in the year ended December 31, 2005 as compared to 26.8% during the year ended December 31, 2004. Primarily contributing to the increase in G&A were increased contract labor and services related to our roll-out of new technology products and billing system conversion costs. Sales and marketing costs increased due to the market launch of 2.5G technology products. We also incurred higher bad debt expense during the year, partially reflecting billing system difficulties and the resulting decline in customer retention. Regulatory pass-through fees increased to $14.2 million in the year ended December 31, 2005 as compared to $11.5 million in the year ended December 31, 2004, reflecting a change in federally managed rates.
Given the stabilization of our billing platforms and the substantial completion of our 2.5G technology overlay, we expect SG&A in 2006 to be comparable to 2005.
Components of SG&A are as follows:

	Years ended December 31,
(in thousands)	2005	2004	$ Increase	% Increase
General and administrative	$64,887	$59,853	$5,034	8.4%
Sales and marketing	59,376	54,077	5,299	9.8%
Bad debt	13,769	9,762	4,007	41.0%
Regulatory pass-through fees	14,206	11,478	2,728	23.8%

	$152,238	$135,170	$17,068	12.6%

Stock-based compensation — SG&A. For the year ended December 31, 2005, we recorded $680,000 of non-cash stock compensation expense related to the restricted stock grants to employees compared to $41,000 for the year ended December 31, 2004.
In accordance with our adoption of SFAS No. 123(R), stock-based compensation in future financial statements will include cost to be recognized for all stock-based compensation expense arrangements, including employee and non-employee stock options granted after January 1, 2006 and all remaining unvested stock-based compensation arrangements granted prior to January 1, 2006, commencing with the quarter ending March 31, 2006. Accordingly, we expect stock-based compensation to increase in 2006.
Depreciation and Amortization. Depreciation and amortization expense increased 31.6% during the year ended December 31, 2005 to $100.5 million as compared to $76.4 million for the year ended December 31, 2004. This increase primarily reflects the accelerated depreciation of our legacy TDMA networks and depreciation on the recently activated 2.5G networks in our Northeast, Northwest, and South territories. At December 31, 2005, substantially all of our 1,061 cell sites were equipped with 2.5G technology. For these reasons, we anticipate increased levels of depreciation and amortization in 2006 over 2005 levels.

Impairment of Assets. Effective June 28, 2005, our agreement with Amdocs was mutually terminated. Reflecting the termination of the agreement, we recorded a charge to operations during the quarter ended June 30, 2005 of $7.0 million, reflecting the write-down of certain development costs previously capitalized.
Other Income (Expense)
Interest Expense. Increased interest expense for the year ended December 31, 2005 reflects the Company’s higher debt level resulting from the November 2005 issuance of $175 million floating rate senior subordinated notes and the borrowing of $58 million under the revolving credit facility.
Partially offsetting the impact of increased debt were gains resulting from repurchases of senior exchangeable preferred stock and gains from exchanges of senior exchangeable preferred stock for common stock. In addition, the write-off of debt issuance costs were lower in the year ended December 31, 2005 than in the year ended December 31, 2004.
Cash interest expense, which included $17.8 million in senior exchangeable preferred stock dividends paid in October 2005, was $133.0 million for all of 2005 as compared to $101.4 million in 2004.

	Years ended
Components of Interest Expense	December 31,
(in thousands)	2005	2004
Interest expense on credit facility	$691	$5,135
Interest expense on senior secured notes	41,517	29,753
Interest expense on senior notes	32,095	32,094
Interest expense on senior subordinated notes	45,252	41,281
Amortization of debt issuance costs	4,692	4,674
Write-off of debt issuance costs	1,533	12,605
Senior and junior preferred stock dividends	54,778	55,373
Effect of derivative instruments	(1,997)	5,208
Gain on repurchase and exchange of senior exchangeable preferred stock	(5,722)	(22,572)
Other	(1,008)	426

	$171,831	$163,977

Gain on repurchase of Senior Exchangeable Preferred Stock. During the years ended December 31, 2005 and December 31, 2004, we repurchased 14,932 and 80,500 shares of senior exchangeable preferred stock for $13.4 million and $68.4 million, respectively. The corresponding $5.5 million and $22.6 million gains, not including transaction commissions and other related fees, were recorded as a reduction of interest expense.
Gain on exchange of Senior Exchangeable Preferred Stock for Class A Common Stock. During the year ended December 31, 2005, we exchanged an aggregate of 10,535 shares of our senior exchangeable preferred stock for an aggregate of 1,152,745 shares of our Class A common stock in negotiated transactions, resulting in a gain of $168,241. The shares were issued in reliance upon the exemption from registration provided in Section 3(a)(9) of the Securities Act of 1933, as amended.
Preferred Stock Dividends
Preferred stock dividends for the year ended December 31, 2005 decreased by 44.5% to $7.2 million as compared to $12.9 million in the year ended December 31, 2004, primarily reflecting the $6.7 million gain resulting from the October 2005 conversion of our outstanding shares of Class T convertible preferred stock into the 43,000 shares of Class A and 105,940 shares of Class B common stock.

Years ended December 31, 2004 and 2003
Revenue
Operating Revenue:

	Years Ended December 31,
			$ Increase	% Increase
(In thousands)	2004	2003	(Decrease)	(Decrease)
Service	$377,219	$355,038	$22,181	6.2%
Roaming	105,504	131,896	(26,392)	(20.0)%
Equipment	22,094	20,455	1,639	8.0%

Total revenue	$504,817	$507,389	$(2,572)	(0.5)%

Service Revenue. Service revenue growth for the year ended December 31, 2004 reflects USF support payments increasing to $28.2 million as compared to $8.8 million for the year ended December 31, 2003. During 2004, we received USF support in the states of Alabama, Kansas, Maine, Minnesota, Mississippi, Oregon, Vermont, and Washington. LSR increased to $46 for the year ended December 31, 2004, as compared to $43 for the year ended December 31, 2003. Contributing to the increase in LSR were increased levels of USF of approximately $2 and increased access and features revenue of approximately $1.
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
Customer reconciliation giving effect to the AWE property exchange:
(not including long distance and paging)

	Postpaid	Prepaid	Wholesale	Total
Customers at December 31, 2003	656,110	22,302	67,104	745,516
Net customer adds (loss)	(5,487)	(2,710)	13,746	5,549

AWE Property Exchange:
South territory customers acquired	12,858	979	—	13,837
Oregon RSA 4 customers transferred	(34,867)	(180)	(44)	(35,091)

Net customer change	(22,009)	799	(44)	(21,254)

Customers at December 31, 2004	628,614	20,391	80,806	729,811

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
Roaming Revenue. The 20.0% decrease in roaming revenue during the year ended December 31, 2004 primarily reflects the effect of the transfer of our Northwest Territory Oregon 4 (“Oregon 4”) service area to AWE on March 1, 2004. For the year ended December 31, 2004, the Oregon 4 service area provided approximately $3.6 million of roaming revenue compared to approximately $14.9 million for the year ended December 31, 2003. In addition, our outcollect yield for the year ended December 31, 2004 was $0.16 per minute as compared to $0.21 per minute in 2003.
Also impacting roaming revenue during the year ended December 31, 2004 was the accelerated transition by our national roaming partners to 2.5G technology handsets. Our most significant roaming partners are performing overlays of their existing networks with 2.5G technology at an accelerated pace. We believe that during 2004 these partners converted their customer base to this new technology before our 2.5G networks became operational. As a result, we believe we did not capture a portion of available roaming revenue. At December 31, 2004, approximately 67% of our 857 cell sites had been overlaid with 2.5G technology.
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

Network Cost. Network cost, as a percentage of total revenues, increased to 20.6% in the year ended December 31, 2004 as compared to 18.9% in the year ended December 31, 2003. Our increased network cost reflects the additional costs of operating multiple networks (TDMA and 2.5G networks), increased incollect expense, additional cell sites and additional costs resulting from the AWE property exchange. Per minute incollect cost for 2004 was approximately $0.12 per minute as compared to $0.15 in 2003.

Cost of Equipment Sales. Cost of equipment sales increased 7.3% to $40.4 million in the year ended December 31, 2004, reflecting the increased cost of customer migration. As a percentage of revenue, cost of equipment sales for 2004 increased to 8.0% as compared to 7.4% in 2003. Post and prepaid gross customer additions in 2004 were approximately 169,000 as compared to 185,000 in 2003.
Selling, General and Administrative. Contributing to the increase in SG&A was an increase in regulatory pass-through fees to $11.5 million in the year ended December 31, 2004 as compared to $9.3 million in the year ended December 31, 2003. Additionally, sales and marketing costs increased by 3.7% as a result of the market launch of 2.5G technology products and costs relating to brand name change activities. As a percentage of revenue, SG&A increased to 26.8% in the year ended December 31, 2004 as compared to 26.0% during the year ended December 31, 2003.
Components of SG&A are as follows:

(in thousands)	Years Ended December 31,
			$ Increase	% Increase
	2004	2003	(Decrease)	(Decrease)
General and administrative	$59,853	$60,860	$(1,007)	(1.7%)
Sales and marketing	54,077	52,150	1,927	3.7%
Bad debt	9,762	9,412	350	3.7%
Regulatory pass-through fees	11,478	9,339	2,139	22.9%

	$135,170	$131,761	$3,409	2.6%

Depreciation and Amortization. Depreciation expense was unchanged at $76.4 million for both 2004 and 2003. A $7.2 million decline in phone service depreciation in 2004 as compared to 2003 was offset by an increase in depreciation resulting from the 2.5G technology overlay and the accelerated depreciation of TDMA equipment. As of December 31, 2004, our network had 857 cell sites.
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
Other Income (Expense)
Interest Expense. Interest expense for the year ended December 31, 2004, including the effect of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”), increased 20.3% to $164.0 million as compared to $136.3 million in the year ended December 31, 2003. This increase reflects a full year’s effect of the adoption of SFAS No. 150, effective July 1, 2003. Pursuant to SFAS No. 150, our 11 3/8% senior exchangeable and 12 1/4 % junior exchangeable preferred securities were reclassified to Long-Term Liabilities, and dividend expense related to these instruments is reported as interest expense in our Consolidated Statements of Operations. Prior to July 1, 2003, dividends on our 11 3/8% senior exchangeable and 12 1/4 % junior exchangeable preferred securities were reported as a component of “Preferred Stock Dividend” in our Consolidated Statements of Operations. SFAS No. 150 does not permit reclassification of prior year amounts to conform to the current year presentation.

Also contributing to the increase in interest expense were $12.6 million in the write-off of debt issuance costs related to the repayment of our previous credit facility in March 2004 as compared to $6.1 million in 2003 and an increase in the effective rate of interest on our debt (excluding senior and junior exchangeable preferred stock) to 8.97% in 2004 as compared to 8.03% in 2003. Partially offsetting these increases were gains on repurchase of senior exchangeable preferred stock.

	Years Ended December 31,
(in thousands)	2004	2003
Interest expense on credit facility	$5,135	$44,574
Interest expense on senior secured notes	29,753	—
Interest expense on senior notes	32,094	13,372
Interest expense on senior subordinated notes	41,281	41,281
Amortization of debt issuance costs	4,674	4,773
Write-off of debt issuance costs	12,605	6,134
Senior and junior preferred stock dividends	55,373	27,973
Effect of derivative instruments	5,208	(3,502)
Gain on repurchase of senior exchangeable preferred stock	(22,572)	—
Other	426	1,657

	$163,977	$136,262

Gain on repurchase of senior exchangeable preferred stock. During the year ended December 31, 2004, we repurchased 80,500 shares of our 11 3/8% senior exchangeable preferred stock for $68.4 million. The corresponding $22.6 million gain on repurchase of preferred shares was recorded as a reduction of interest expense.
Preferred Stock Dividends
Preferred stock dividends for the year ended December 31, 2004 decreased by 66.8% to $12.9 million as compared to $38.9 million in the year ended December 31, 2003. The decline in preferred stock dividends results from the adoption of SFAS No. 150, as described above, which requires that dividends on certain preferred stock be treated as interest expense.
Liquidity and Capital Resources
We need cash primarily for working capital, capital expenditures primarily related to our network construction efforts, debt service, customer growth, and purchases of additional spectrum. In past years, we have met these requirements though cash flow from operations, borrowings under our credit facility, sales of common and preferred stock, and issuance of debt.
Our cell site count has increased from approximately 800 TDMA sites in early 2004 to 1,061 new technology sites at the end of 2005, resulting in expansion of our network capability and coverage in all of our territories. Our 2.5G equipment purchases and installation commitments to our equipment vendors and roaming partners are largely met. Capital expenditures for the year ended December 31, 2005 were approximately $95.0 million compared to approximately $94.4 million for the year ended December 31, 2004.
We believe our network overlay and expansion efforts will improve our ability to attract customers in addition to providing customers of our roaming partners greater access to our networks. Although we do not anticipate adding as many cell sites in 2006 as we did in 2005, we plan to add capacity within our networks, allowing them to carry increased roaming traffic and to accommodate the new technology customer migration. We anticipate our total expenditures for 2006 will be in the $70 million range. We expect to fund these capital expenditures primarily from cash on hand and operating cash flow.

Senior and Junior Exchangeable Preferred Stock. Until August 2003, we paid the dividends on our senior exchangeable preferred stock by issuing additional shares of exchangeable preferred stock and until February 15, 2005, we paid the dividends on our junior exchangeable preferred stock by issuing additional shares of junior preferred stock. Because we had failed to pay six or more quarterly dividends on our senior exchangeable preferred stock, a “Voting Rights Triggering Event,” as defined in the terms of our senior preferred stock, existed as of November 15, 2004. Accordingly, the holders of senior exchangeable preferred stock exercised their right to elect two directors. Additionally, while a “Voting Rights Triggering Event” exists, certain terms of our senior preferred stock, if enforceable, may prohibit incurrence of additional indebtedness, including borrowings under our revolving credit facility.
On October 26, 2005, we paid four quarterly dividends on our outstanding senior exchangeable preferred stock. These quarterly dividends totaled $118.69 per share, including accrued interest. The aggregate total dividends of approximately $17.8 million were paid from existing cash. The payment of these dividends reduced the number of unpaid quarterly dividends to five and eliminated the then existing “Voting Rights Triggering Event” and any uncertainty regarding our ability to incur indebtedness, including under the revolving credit facility, allowing us to draw $58 million under the revolving credit facility and issue $175 million in new senior subordinated floating rate notes. Subsequent to the issuance of the new notes and borrowing under our credit facility, we elected not to pay cash dividends in November 2005 or February 2006 on our senior exchangeable preferred stock and a “Voting Rights Triggering Event” again exists. Management does not anticipate paying additional dividends in the foreseeable future.
Beginning in May 2005 our junior exchangeable preferred stock dividends are to be paid in cash. We did not declare or pay the quarterly dividends payable in May 2005, August 2005, November 2005, or February 2006 on the junior exchangeable preferred stock. If we elect not to pay the required cash dividends on our junior exchangeable preferred stock for six or more quarters, the holders will have right to elect directors and our ability to incur debt may be limited.
Total accrued dividends in arrears for both the junior and senior exchangeable preferred securities, through December 31, 2005, were approximately $61.0 million.
Senior Subordinated Floating Rate Notes. On November 7, 2005, the Company completed an offering of $175 million of Senior Subordinated Floating Rate Notes due 2012, which were sold at an original issue discount of $2.2 million, or 1.25%. The effective interest rate at December 31, 2005 was 10.30%. With the proceeds of this offering, we redeemed all of our outstanding Senior Subordinated 9 5/8% notes. The total amount for such repurchase was approximately $133.8 million, including $125.0 million aggregate principal, $6.8 million accrued interest to the repurchase date of December 7, 2005, and a $2.0 million premium for early repurchase.
Credit Facility. The credit facility is subject to various covenants, including the ratio of senior secured indebtedness to annualized operating cash flow (as defined in the credit facility ), the ratio of total indebtedness to annualized operating cash flow, and the ratio of annualized operating cash flow to interest expense. Effective October 18, 2005, we received approval from a majority of the banks who are lenders under the revolving credit facility to exclude $17.8 million of senior exchangeable preferred dividends paid on October 26, 2005, from the interest coverage covenant calculation. As of December 31, 2005, we had borrowed $58.0 million against the revolving credit facility. We were in compliance with the covenants as of December 31, 2005.
Our borrowings under the revolving credit facility bear interest at rates based on, at our option, either (i) the one, two, three, six, or, if made available by the lender, nine or twelve month Eurodollar rate, which is determined by reference to the Adjusted LIBOR rate, or (ii) the Alternate Base Rate, which is the higher of the prime lending rate on page 5 of the Telerate Service and the Federal Funds Effective Rate plus 1/2 of 1 percent. In each case, we are required to pay an additional margin of interest above the Eurodollar rate or the Alternate Base Rate. The margin is based on the ratio of our senior secured debt to our adjusted cash flow. The margin above the Alternate Base Rate ranges from 1.50% to 2.00%. The margin above the Eurodollar rate fluctuates from 2.50% to 3.00%.

Liquidity. Primarily reflecting the borrowing of $58.0 million against the revolving credit facility and the issuance of the senior subordinated floating rate notes, RCC’s cash and cash equivalents and short-term investments increased to $153.6 million as compared to $85.3 million at December 31, 2004. As of December 31, 2005, we would have been able to make a total of $73.0 million in restricted payments. Cash interest payments during the year ended December 31, 2005 were $133.0 million as compared to $101.4 million during the year ended December 31, 2004. We expect to fund our anticipated cash requirements primarily from cash on hand and operating cash flow and anticipate that we will be in compliance with our revolving credit facility covenants in 2006.
Cash flows for the year ended December 31, 2005, compared with the year ended December 31, 2004

	December 31,	December 31,
	2005	2004	Change
Net cash provided by operating activities	$72,937	$130,277	$(57,340)
Net cash used in investing activities	(161,585)	(81,459)	(80,126)
Net cash provided by (used in) financing activities	90,131	(106,026)	196,157

Net decrease in cash and cash equivalents	1,483	(57,208)	58,691

Cash and cash equivalents, at beginning of year	85,339	142,547	(57,208)

Cash and cash equivalents, at end of year	$86,822	$85,339	$1,483

Net cash provided by operating activities was $72.9 million for the year ended December 31, 2005. Adjustments to the $64.1 million net loss to reconcile to net cash provided by operating activities include $100.5 million in depreciation and amortization, a $7.0 million impairment of assets, and a $33.2 million increase in accrued preferred stock dividends. Partially offsetting these items were increases of $14.3 million in accounts receivable, $5.2 million in inventory, and $5.7 million in gains on repurchase and exchange of preferred stock.
Net cash used in investing activities for the year ended December 31, 2005 was $161.6 million. This amount included $95.0 million for purchases of property and equipment and $66.8 million in net short-term investment purchases. The majority of property and equipment purchases are related to our 2.5G network overlay. Our 2.5G network construction commitments to our roaming partners and to equipment vendors were substantially met as of December 31, 2005.
Net cash provided by financing activities for the year ended December 31, 2005 was $90.1 million, primarily reflecting the completed offering of $175 million aggregate principal amount of our floating rate senior subordinated notes and the borrowing of $58 million under our credit facility, partially offset by the payment of $125.0 million to redeem our 9 5/8% senior subordinated notes and $13.4 million to repurchase of senior exchangeable preferred stock.
Under the documents governing our indebtedness, we are able to make limited restricted payments, including the repurchase of senior subordinated notes or preferred stock and the payment of dividends to holders of our equity securities. As of December 31, 2005, we had approximately $73.0 million of restricted payments capacity. During 2005 and 2004, we repurchased 14,932 and 80,500 shares of senior exchangeable preferred stock for $13.4 million and $68.4 million, respectively.
Based upon existing market conditions and our present capital structure, we believe that cash flows from operations, cash, cash equivalents, and short term investments will be sufficient to enable us to meet required cash commitments through the next twelve-month period.

Contractual Obligations Summary
The following table summarizes our contractual commitments, including dividends, interest, and principal amounts that are payable in cash, as of December 31, 2005 through the mandatory redemption dates (in thousands) for the securities listed below.

				Senior
				Subordinated				Senior and
				Floating Rate	9 3/4% Senior			Junior
			Line of Credit	Notes	Subordinated	9 7/8% Senior	Senior	Exchangeable	Class M
	Operating	Purchase	(due 3/25/2010)	(due 11/1/2012)	Notes	Notes	Secured	Preferred	Preferred
	Leases	Commitments (1)	(2)	(3)	(due 1/15/2010)	(due 2/1/2010)	Notes (4)	Securities (5)	Securities (6)	Total
2006	$17,140	$7,200	$4,217	$17,571	$29,250	$32,094	$43,261	$55,411	$—	$206,144
2007	15,065	—	4,217	17,571	29,250	32,094	43,261	55,411	—	196,869
2008	12,746	—	4,217	17,571	29,250	32,094	43,261	55,411	—	194,550
2009	10,242	—	4,217	17,571	29,250	32,094	43,261	55,411	—	192,046
2010	5,172	—	58,970	17,571	301,219	327,674	191,792	226,331	—	1,128,729
Thereafter	4,551	—	—	207,254	—	—	384,729	292,747	284,487	1,173,768

Total	$64,916	$7,200	$75,838	$295,109	$418,219	$456,050	$749,565	$740,722	$284,487	$3,092,106

(1)	In 2003, we entered into a five-year $56.6 million purchase commitment with a vendor to install 2.5G network equipment. Through December 31, 2005, we have incurred $49.4 million in equipment purchases related to this agreement.

(2)	The Line of Credit matures March 25, 2010. The Line of Credit interest rate obligations are reflected at December 31, 2005 rate level of 7.3%. Increases or decreases in LIBOR will impact interest expense in future years.

(3)	The floating rate notes mature November 1, 2012. Floating interest rate obligations are reflected at December 31, 2005 rate level of 10.2%. Increases or decreases in LIBOR will impact interest expense in future years.

(4)	The senior secured notes consist of two notes, one fixed rate 8 1/4% and one floating rate. The floating rate notes mature March 15, 2010 and the 8 1/4% notes mature March 15, 2012. Floating interest rate obligations are reflected at December 31, 2005 rate level of 9.0%. Increases or decreases in LIBOR will impact interest expense in future years.

(5)	This table assumes cash dividends are paid each year. If dividends are not paid in cash, they accrue and compound until paid. If senior exchangeable preferred cash dividends are not declared and paid at any time prior to the mandatory redemption date of May 15, 2010, and the junior exchangeable preferred cash dividends are not declared and paid at any time prior to the mandatory redemption date of February 15, 2011, the total liquidation preference plus accumulated and unpaid dividends will be $829.7 million.

(6)	Dividends on the Class M convertible preferred stock are compounded quarterly, accrue at 8% per annum and are payable upon redemption. The scheduled redemption date for Class M preferred stock is April 3, 2012. Dividends are not payable if the preferred stock is converted into equity.
Off-Balance Sheet Financings and Liabilities.    We do not have any off-balance sheet financing arrangements or liabilities. We do not have any majority-owned subsidiaries or any interests in, or relationships with, an material special-purpose entities that are not included in the consolidated financial statements.
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
Certain quarterly results for 2005 and 2004 are set forth below (in thousands, except per share data):

	2005 Quarter Ended				2004 Quarter Ended
	Mar	Jun	Sep	Dec	Mar	Jun	Sep	Dec
Revenue:
Service	$94,695	$98,865	$98,287	$96,001	$88,585	$94,979	$97,093	$96,562
Roaming	19,622	25,112	41,785	36,255	25,740	26,266	29,739	23,759
Equipment	9,054	9,420	8,220	7,619	5,523	5,338	5,589	5,644

Total Revenue	$123,371	$133,397	$148,292	$139,875	$119,848	$126,583	$132,421	$125,965
Operating income (loss)	$23,814	$21,033	$35,931	25,168	$38,831	$38,291	$40,156	$(15,565)
Net income (loss) before income tax benefit	$(18,574)	$(16,269)	$(7,721)	$(21,976)	$(15,348)	$6,597	$5,437	$(57,299)
Net income (loss) applicable to common shares	$(21,804)	$(19,597)	$(11,151)	$(18,744)	$(18,482)	$3,403	$2,184	$(58,961)
Net income (loss) per basic share	$(1.77)	$(1.59)	$(0.89)	$(1.38)	$(1.51)	$0.28	$0.18	$(4.81)
Net income (loss) per diluted share	$(1.77)	$(1.59)	$(0.89)	$(1.38)	$(1.51)	$0.27	$0.17	$(4.81)
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have used senior secured notes, senior notes, senior subordinated notes, preferred securities, and bank credit facilities to finance, in part, capital requirements and operations. These financial instruments, to the extent they provide for variable rates of interest, expose us to interest rate risk. One percentage point of an interest rate adjustment would have changed our cash interest payments on an annual basis by approximately $3.9 million in 2005.
Financial Instruments
We have invested in short term investment securities which have maturities of six months or less and are comprised primarily of obligations of the U.S. Treasury, including bills, notes and bonds or obligations issued or guaranteed by agencies of the U.S. government. These securities are recorded at cost.
At December 31, 2005, the carrying value of our short-term investments was approximately $66.8 million. Based on available market quotations, the carrying value of the short-term investments at December 31, 2005, was less than their fair value by approximately $141,000, which is comprised of gross unrecognized holding gains. We did not have any short-term investments at December 31, 2004.
In connection with the issuance of $175 million of senior subordinated floating rate notes in November 2005, the Company entered into a collar to manage interest rates. This collar effectively limits interest from exceeding 5.87% and from being less than 4.25% on a $175 million notional amount, through its termination date of November 1, 2008.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Consolidated Financial Statements and Notes included in this report on page 63.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
RCC maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of December 31, 2005, based on an evaluation carried out under the supervision and with the participation of RCC’s management, including the chief executive officer (CEO) and the chief financial officer (CFO), of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that RCC’s disclosure controls and procedures are effective.
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
RCC’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2005, the company’s internal controls over financial reporting were effective.
Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes to Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We have adopted a financial code of ethics that applies to our directors, Chief Executive Officer, Chief Financial Officer, Corporate Controller and other employees involved in preparation of our financial statements. This financial code of ethics, which is one of several policies within our Code of Business Conduct, is posted on our website. Also included on our website are all of our SEC filings, including our Form 10-K. The internet address for our website is http:/unicel.com.
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
The following table summarizes share and exercise price information about our equity compensation plans as of December 31, 2005.

Number of securities
remaining available for future
	Number of Securities to	Weighted-average	issuance under equity
	be issued upon exercise	exercise price of	compensation plans (excluding
	of outstanding options,	outstanding options,	securities reflected in the first
Plan Category	warrants,and rights	warrants,and rights	column)
Equity compensation plans approved by security holders (1)	1,863,029	$15.09	379,605
Equity compensation plans not approved by security holders (2)	—	—	—

TOTAL	1,863,029	$15.09	379,605

(1)	Includes stock subject to outstanding options and stock available for issuance under our 1995 Stock Compensation Plan, Stock Option Plan for Nonemployee Directors, and Employee Stock Purchase Plan.

(2)	We have not adopted any equity compensation plans that have not been approved by our shareholders.
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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

			Page Number
			In this
			Form 10-K
(a	)	(1) Financial Statements
		Rural Cellular Corporation
		REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	63
		Consolidated Balance Sheets as of December 31, 2005 and 2004	65
		Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004, and 2003	67
		Consolidated Statements of Shareholders’ Deficit for the Years Ended December 31, 2005, 2004, and 2003	68
		Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004, and 2003	70
		Notes to Consolidated Financial Statements	71
		RCC Minnesota, Inc,
		REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	103
		Balance Sheets as of December 31, 2005 and 2004	104
		Statements of Operations for the Years Ended December 31, 2005, 2004, and 2003	105
		Statements of Shareholder’s Equity (Deficit) for the Years Ended December 31, 2005, 2004, and 2003	106
		Statements of Cash Flows for the Years Ended December 31, 2005, 2004, and 2003	107
		Notes to Financial Statements	108
		(2) Financial Statement Schedules
		The following financial statement schedule is filed as part of this Form 10-K:
		Schedule II — Valuation and Qualifying Accounts	101
		All schedules not included are omitted either because they are not applicable or because the information required therein is included in Notes to Consolidated Financial Statements.
		(3) Exhibits
		See Exhibit Index on page 113.
(b	)	Exhibits
		See Exhibit Index.
(c	)	Financial Statement Schedules
		See Item 15 (a) (2), above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rural Cellular Corporation

Dated: March 14, 2006	By: /s/ Richard P. Ekstrand

Richard P. Ekstrand
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard P. Ekstrand Richard P. Ekstrand	President and Chief Executive Officer(Principal Executive Officer) and Director	March 14, 2006

/s/ Wesley E. Schultz Wesley E. Schultz	Executive Vice President, Chief Financial Officer and Director	March 14, 2006

/s/ David J. Del Zoppo David J. Del Zoppo	Senior Vice President, Finance and Accounting (Principal Accounting Officer)	March 14, 2006

/s/ Ann K. Newhall	Executive Vice President, Chief Operating Officer and Director	March 14, 2006
Ann K. Newhall

/s/ George W. Wikstrom	Director	March 14, 2006
George W. Wikstrom

/s/ Don C. Swenson	Director	March 14, 2006
Don C. Swenson

/s/ George M. Revering	Director	March 14, 2006
George M. Revering

/s/ Anthony J. Bolland	Director	March 14, 2006
Anthony J. Bolland

/s/ Paul J. Finnegan	Director	March 14, 2006
Paul J. Finnegan

/s/ Jacques Leduc	Director	March 14, 2006
Jacques Leduc

/s/ James V. Continenza	Director	March 14, 2006
James V. Continenza

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Rural Cellular Corporation and Subsidiaries
Alexandria, Minnesota
We have audited the accompanying consolidated balance sheets of Rural Cellular Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ deficit and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rural Cellular Corporation and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
March 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Rural Cellular Corporation and Subsidiaries
Alexandria, Minnesota
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Rural Cellular Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations on the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations on the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, the related consolidated statements of operations, shareholders’ deficit and comprehensive loss, and cash flows, and the financial statement schedule listed in the Index at Item 15 for the year ended December 31, 2005, of the Company and our report dated March 10, 2006, which expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
March 10, 2006

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
ASSETS

	December 31,
	2005	2004
CURRENT ASSETS:
Cash and cash equivalents	$86,822	$85,339
Short-term investments	66,778	—
Accounts receivable, less allowance for doubtful accounts of $3,567 and $2,456	72,887	62,549
Inventories	12,849	7,658
Other current assets	4,280	4,175

Total current assets	243,616	159,721

PROPERTY AND EQUIPMENT, net	277,408	276,133

LICENSES AND OTHER ASSETS:
Licenses, net	548,513	548,513
Goodwill, net	348,684	348,682
Customer lists, net	29,301	47,868
Deferred debt issuance costs, net	27,022	30,228
Other assets, net	6,138	6,305

Total licenses and other assets	959,658	981,596

	$1,480,682	$1,417,450

The accompanying notes are an integral part of these consolidated balance sheets.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
LIABILITIES AND SHAREHOLDERS’ DEFICIT

	December 31,
	2005	2004
CURRENT LIABILITIES:
Accounts payable	$53,492	$52,465
Current portion of long-term debt	—	81
Advance billings and customer deposits	11,885	11,076
Accrued interest	39,336	41,112
Other accrued expenses	8,981	9,679

Total current liabilities	113,694	114,413
LONG-TERM LIABILITIES	1,847,994	1,733,079

Total liabilities	1,961,688	1,847,492

COMMITMENTS AND CONTINGENCIES (Note 9)

REDEEMABLE PREFERRED STOCK	170,976	166,296

SHAREHOLDERS’ DEFICIT:

Class A common stock; $.01 par value; 200,000 shares authorized, 13,530 and 11,836 outstanding	135	118
Class B common stock; $.01 par value; 10,000 shares authorized, 427 and 540 outstanding	4	5
Additional paid-in capital	212,420	193,347
Accumulated deficit	(862,742)	(791,446)
Unearned compensation	(1,799)	(698)
Accumulated other comprehensive income	—	2,336

Total shareholders’ deficit	(651,982)	(596,338)

	$1,480,682	$1,417,450

The accompanying notes are an integral part of these consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended
	December 31,
	2005	2004	2003
REVENUE:

Service	$387,848	$377,219	$355,038
Roaming	122,774	105,504	131,896
Equipment	34,313	22,094	20,455

Total revenue	544,935	504,817	507,389

OPERATING EXPENSES:

Network costs, excluding depreciation	120,322	104,071	96,069
Cost of equipment sales	58,266	40,372	37,636
Selling, general and administrative	152,238	135,129	131,761
Stock based compensation — SG&A	680	41	—
Depreciation and amortization	100,463	76,355	76,429
Impairment of assets	7,020	47,136	42,244

Total operating expenses	438,989	403,104	384,139

OPERATING INCOME	105,946	101,713	123,250

OTHER INCOME (EXPENSE):

Interest expense	(171,831)	(163,977)	(136,262)
Interest and dividend income	2,221	1,727	916
Other	(876)	(76)	891

Other expense, net	(170,486)	(162,326)	(134,455)

LOSS BEFORE INCOME TAX BENEFIT	(64,540)	(60,613)	(11,205)

INCOME TAX BENEFIT	(418)	(1,672)	—

NET LOSS	(64,122)	(58,941)	(11,205)

PREFERRED STOCK DIVIDEND	(7,174)	(12,915)	(38,877)

LOSS APPLICABLE TO COMMON SHARES	$(71,296)	$(71,856)	$(50,082)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES USED TO COMPUTE LOSS PER SHARE:	12,695	12,239	12,060

NET LOSS PER BASIC AND DILUTED SHARE	$(5.62)	$(5.87)	$(4.15)

The accompanying notes are an integral part of these consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(In thousands)

	Class A	Class A	Class B	Class B				Accumulated
	Common	Common	Common	Common	Additional			Other	Total
	Stock	Stock	Stock	Stock	Paid-In	Accumulated	Unearned	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Compensation	Income (Loss)	Deficit	Loss
BALANCE,
December 31, 2002	11,229	$112	693	$7	$192,294	$(669,508)	$—	$(6,020)	$(483,115)
Conversion of Class B common stock to Class A common stock	141	1	(141)	(1)	0	—	—	—	—	—
Stock issued through employee stock purchase plan	147	2	—	—	112	—	—	—	114	—
Stock options exercised	5	0	—	—	17	—	—	—	17	—

COMPONENTS OF COMPREHENSIVE LOSS
Net loss applicable to common shares	—	—	—	—	—	(50,082)	—	—	(50,082)	$(50,082)
Current year effect of SFAS No. 133	—	—	—	—	—	—	—	6,236	6,236	6,236

Total comprehensive loss	—	—	—	—	—	—	—	—		$(43,846)

BALANCE,

December 31, 2003	11,522	115	552	6	192,423	(719,590)	—	216	(526,830)
Conversion of Class B common stock to Class A common stock	12	1	(12)	(1)	—	—	—	—	—	—
Stock issued through employee stock purchase plan	166	1	—	—	145	—	—	—	146	—
Stock options exercised	15	0	—	—	41	—	—	—	41	—
Restricted Stock Issuances	121	1	—	—	738	—	(739)	—	—	—
Amortization of unearned compensation	—	—	—	—	—	—	41	—	41	—
COMPONENTS OF COMPREHENSIVE LOSS
Net loss applicable to common shares	—	—	—	—	—	(71,856)	—	—	(71,856)	$(71,856)
Current year effect of SFAS No. 133	—	—	—	—	—	—	—	2,120	2,120	2,120

Total comprehensive loss										$(69,736)
BALANCE,

December 31, 2004	11,836	118	540	5	193,347	(791,446)	(698)	2,336	(596,338)

	Class A	Class A	Class B	Class B				Accumulated
	Common	Common	Common	Common	Additional			Other	Total
	Stock	Stock	Stock	Stock	Paid-In	Accumulated	Unearned	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Compensation	Income (Loss)	Deficit	Loss
BALANCE,
December 31, 2004	11,836	118	540	5	193,347	(791,446)	(698)	2,336	(596,338)

Stock issued through employee stock purchase plan	71	1	—	—	378	—	—	—	$379	—
Stock options exercised	169	2	—	—	1,189	—	—	—	1,191	—
Class A common issued in exchange for senior exchangeable preferred stock	1,153	12	—	—	13,423	—	—	—	13,435	—
Conversion of Class B common stock to Class A common stock	218	2	(218)	(2)	—	—	—	—	—	—
Conversion of Class T preferred Stock to Class A and Class B common stock	43	—	105	1	2,476	—	—	—	2,477	—
Restricted stock activity	40	—	—	—	1,607	—	(1,599)	—	8	—
Amortization of unearned compensation	—	—	—	—	—	—	498	—	498	—
COMPONENTS OF COMPREHENSIVE LOSS
Net loss applicable to common shares	—	—	—	—	—	(71,296)	—	—	(71,296)	$(71,296)
Current year effect of derivative financial instruments	—	—	—	—	—	—	—	(2,336)	(2,336)	(2,336)

Total comprehensive loss										$(73,632)

BALANCE,
December 31, 2005	13,530	$135	427	$4	$212,420	$(862,742)	$(1,799)	$—	$(651,982)

The accompanying notes are an integral part of these consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	December 31,
	2005	2004	2003
OPERATING ACTIVITIES:

Net loss	$(64,122)	$(58,941)	$(11,205)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and customer list amortization	100,463	76,355	76,429
Loss on write-off of debt and preferred stock issuance costs	1,533	12,605	6,134
Mark-to-market adjustments – financial instruments	339	4,339	(2,225)
Gain on repurchase and exchange of senior exchangeable preferred stock	(5,722)	(22,573)	—
Non—cash senior and junior exchangeable preferred stock dividends	3,797	28,626	13,074
Impairment of assets	7,020	47,136	42,244
Stock based compensation	680	41	—
Deferred income taxes	(418)	(1,672)	—
Other	6,825	7,693	4,013
Change in other operating elements:
Accounts receivable	(14,262)	(1,821)	(14,286)
Inventories	(5,191)	547	(1,581)
Other current assets	(105)	89	(1,076)
Accounts payable	6,757	6,153	4,678
Advance billings and customer deposits	809	482	146
Accrued senior and junior exchangeable preferred stock dividends	33,211	26,747	14,899
Accrued interest	2,021	6,598	12,188
Other accrued expenses	(698)	(2,127)	1,089

Net cash provided by operating activities	72,937	130,277	144,521

INVESTING ACTIVITIES:

Purchases of property and equipment	(94,951)	(94,417)	(53,704)
Purchases of short-term investments	(66,778)	—	—
Purchases of wireless properties	—	(725)	(7,200)
Net proceeds from property exchange	—	13,567	—
Proceeds from sale of property and equipment	247	92	624
Other	(103)	24	(174)

Net cash used in investing activities	(161,585)	(81,459)	(60,454)

FINANCING ACTIVITIES:

Proceeds from issuance of common stock related to employee stock purchase plan and stock options	1,570	188	131
Proceeds from issuance of long-term debt under the credit facility	58,000	—	120,000
Repayments of long-term debt under the credit facility	—	(525,724)	(394,628)
Proceeds from issuance of senior subordinated floating rate notes	172,816	—	—
Proceeds from issuance of 9 7/8% senior notes	—	—	325,000
Proceeds from issuance of 8 1/4% senior secured notes	—	350,000	—
Proceeds from issuance of senior secured floating rate notes	—	160,000	—
Redemption of 9 5/8% senior subordinated notes	(125,000)	—
Repurchases of senior exchangeable preferred stock	(13,355)	(68,351)	—
Payments to settle interest rate swaps	—	(7,645)	—
Payments of debt issuance costs	(3,798)	(14,293)	(13,374)
Repayment of swaption	—	—	(34,184)
Proceeds from unwinding hedge agreements	—	—	2,632
Other	(102)	(201)	(885)

Net cash provided by (used in) financing activities	90,131	(106,026)	4,692

NET (DECREASE) INCREASE IN CASH	1,483	(57,208)	88,759

CASH AND CASH EQUIVALENTS, at beginning of year	85,339	142,547	53,788

CASH AND CASH EQUIVALENTS, at end of year	$86,822	$85,339	$142,547

The accompanying notes are an integral part of these consolidated financial statements.

RURAL CELLULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, and 2003
1. Organization and Nature of Business:
Rural Cellular Corporation (“RCC” or the “Company”) is a wireless communications service provider focusing primarily on rural markets in the United States. The Company’s principal operating objective is to increase revenue and achieve profitability through increased penetration in existing wireless markets.
RCC’s operating territories include portions of five states in the Northeast, three states in the Northwest, four states in the Midwest, and three states in the South. Within each of its four territories, RCC has deployed a strong local sales and customer service presence in the communities it serves. RCC’s marketed networks covered a total population of approximately 6.5 million POPs and served approximately 706,000 voice customers as of December 31, 2005.
The Company has preferred roaming relationships with Cingular Wireless, T-Mobile, and Verizon Wireless in its various territories.
RCC began a 2.5G network overlay and expansion process in late 2003. As of December 31, 2005, RCC’s network has grown from approximately 800 cell sites in early 2004 to 1,061 and its 2.5G networks are operational in all of its four territories.
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
Short-term Investments
The Company considers all debt securities with maturities of more than three months but less than one year as short-term investments and classifies these investments as held to maturity. Short-term Investments primarily consist of direct obligations of the U.S. Treasury, including bills, notes and bonds or obligations issued or guaranteed by agencies of the U.S. government and are recorded at cost. At December 31, 2005, the carrying value of our short-term investments was approximately $66.8 million. Based on available market quotations, the carrying value of the short-term investments at December 31, 2005, was less than their fair value by approximately $141,000, which is comprised of gross unrecognized holding gains. The Company did not have any short-term investments at December 31, 2004.
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
The components of property and equipment and the useful lives of the Company’s assets are as follows as of December 31 (in thousands):

	2005	2004	Useful Lives
Land	$7,214	$7,200	N/A
Building and towers	101,110	98,367	15-39 Years
Equipment (1)	443,406	350,385	2-7 Years
Phone service equipment	1,217	2,938	19 Months
Furniture and fixtures (2)	28,928	29,759	3-7 Years
Assets under construction	15,449	37,232	N/A

	597,324	525,881

Less—accumulated depreciation	(319,916)	(249,748)

Property and equipment – net	$277,408	$276,133

(1)	Includes the cost of cell site radio equipment, switch equipment, billing hardware and related software.

(2)	Includes the cost of furniture, in-house computer hardware/software, and phone system equipment.
The Company’s network construction expenditures are recorded as assets under construction until the system or assets are placed in service and ready for their intended use, at which time the assets are transferred to the appropriate property and equipment category. During the years ended December 31, 2005, 2004, and 2003, the Company capitalized $3.7 million, $4.2 million, and $1.9 million, respectively, in salaries of the Company’s employees. The Company capitalized interest cost in 2005, 2004, and 2003 of $1.8 million, $1.9 million, and $204,000, respectively.
The Company depreciates its wireless communications equipment using the straight-line method over estimated useful lives. RCC periodically reviews changes in its technology and industry conditions, asset retirement activity, and salvage to determine adjustments to estimated remaining useful lives and depreciation rates. Total depreciation expense for the years ended December 31, 2005, 2004, and 2003 was $81.5 million, $57.4 million, and $56.2 million, respectively.
During the fourth quarter of 2005, the Company reviewed the lives of its TDMA assets and reduced the remaining useful life of this equipment from 21 months to 15 months. As a result, all TDMA equipment will be fully depreciated by December 31, 2006. The net book value of this equipment as of December 31, 2005, was approximately $47.0 million. Reflecting the shortened useful lives of TDMA equipment, the Company recorded an additional $2.9 million of depreciation expense during the fourth quarter of 2005.
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

Licenses and Other Intangible Assets
Licenses consist of the value assigned to the Company’s personal communications services (“PCS”) licenses and cellular licenses. Other intangibles, resulting primarily from acquisitions, include the value assigned to customer lists and goodwill. Amortization is computed using the straight-line method based on the estimated useful life of the asset. Customer lists are the only intangible asset with a finite useful life; all others are considered to have indefinite useful lives.
The components of licenses and other intangible assets are as follows:

		Year Ended
	As of	December 31, 2005			As of
	December 31,		Impairment	Amortization	December 31,
(in thousands)	2004	Acquisition	of Assets	Expense	2005
Licenses, net	$548,513	$—	$—	$—	$548,513
Goodwill, net	348,682	2	—	—	348,684
Customer lists				—
Gross Valuation	144,415	—	—	—	144,415
Accumulated amortization	(96,547)	—	—	(18,567)	(115,114)

	47,868	—	—	—	29,301

Total	$945,063	$2	$—	$(18,567)	$926,498

		Year Ended
	As of	December 31, 2004			As of
	December 31,		Impairment	Amortization	December 31,
(in thousands)	2003	Acquisition	of Assets	Expense	2004
Licenses, net	$563,283	$16,582	$(31,352)	$—	$548,513
Goodwill, net	360,796	3,670	(15,784)	—	348,682
Customer lists				—
Gross Valuation	142,616	1,799	—	—	144,415
Accumulated amortization	(78,041)	—	—	(18,506)	(96,547)

	64,575	1,799	—	(18,506)	47,868

Total	$988,654	$22,051	$(47,136)	$(18,506)	$945,063

Customer list amortization expense for the years ended December 31, 2005, 2004, and 2003 was approximately $18.6 million, $18.5 million, and $20.0 million, respectively. Customer list amortization expense is estimated to be approximately $18.6 million in 2006, $8.2 million in 2007, $2.4 million in 2008, and $86,000 in 2009. The Company does not anticipate customer list amortization expense in 2010.
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

Additionally, impairment tests for indefinite-lived intangible assets, including FCC licenses, are required to be performed on an annual basis or on an interim basis if an event occurs or circumstances change that would indicate the asset might be impaired. In accordance with EITF No. 02-7 (“EITF 02-7”), Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, impairment tests for FCC licenses are performed on an aggregate basis for each unit of accounting. The Company utilizes a fair value approach, incorporating discounted cash flows, to complete the test. This approach determines the fair value of the FCC licenses, using start-up model assumptions and, accordingly, incorporates cash flow assumptions regarding the investment in a network, the development of distribution channels, and other inputs for making the business operational. These inputs are included in determining free cash flows of the unit of accounting, using assumptions of weighted average costs of capital and the long-term rate of growth for each unit of accounting. The Company believes that its estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. If any of the assumptions were to change, the Company’s FCC licenses may become impaired.
Following adoption of SFAS No. 142 on January 1, 2002, the Company completed a transitional impairment test for both its goodwill and licenses and determined that there were impairments of $5.0 million and $412.0 million, respectively. The Company used a fair value approach, using primarily discounted cash flows, to complete the transitional impairment tests. In accordance with SFAS No. 142, the impairment charges were recorded as a cumulative change in accounting principle in its consolidated financial statements for the first quarter of 2002. Under SFAS No. 142, we performed annual impairment tests in 2003, 2004, and 2005 for our indefinite lived assets. Based on these tests, we recorded a noncash impairment charge of $47.1 million (included in operating expenses) in the fourth quarter of 2004. There was no impairment charge in 2003 or 2005 related to our annual assessment under SFAS No. 142.
Deferred Debt Issuance Costs
Deferred debt issuance costs relate to the credit facility, senior secured notes, senior notes, senior subordinated notes and certain preferred stock issuances. These costs are being amortized over the respective instruments’ terms. If the related debt issuance is extinguished prior to maturity, the debt issuance costs are immediately expensed.
The Company adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS No. 145”), effective January 1, 2003. Accordingly, the Company’s financial statements have been revised to reflect the reclassification requirements of SFAS No. 145, requiring it to present losses on extinguishment of debt within continuing operations. The Company has recorded within interest expense $1.5 million, $12.6 million, and $6.1 million, of deferred debt issuance costs related to debt extinguishments in 2005, 2004, and 2003, respectively.
The gross valuation and accumulated amortization of deferred debt issuance costs are as follows:

	As of December 31,
(in thousands)	2005	2004
Gross valuation	$39,005	$40,331
Accumulated amortization	(11,983)	(10,103)

	$27,022	$30,228

Other Assets
Other assets primarily consist of costs related to spectrum relocation and restricted investments. Restricted investments represent the Company’s investments in the stock of CoBank and are stated at cost, which approximates fair value. The restricted investments were purchased pursuant to the terms of a loan agreement and are restricted as to withdrawal.

The gross valuation and accumulated amortization of other assets are as follows:

	As of December 31,
(in thousands)	2005	2004
Gross valuation	$8,561	$8,375
Accumulated Amortization	(2,423)	(2,070)

	$6,138	$6,305

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
Net Loss Per Common Share
Basic net loss per share (“EPS”) is computed by dividing net loss by the weighted average number of shares outstanding during the year. Potential common shares of 1,863,029, 2,044,037, and 2,084,770, related to the Company’s outstanding stock options, were excluded from the computation of the diluted EPS for the years ended December 31, 2005, 2004, and 2003, respectively, together with 160,167 shares and 118,667 shares of restricted stock granted in 2005 and 2004, respectively, as the impact had an antidilutive effect on earnings per share.
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
For the years ended December 31, 2005, 2004, and 2003, roaming revenue from Cingular (on a pro forma basis giving effect to its 2004 merger with AT&T Wireless) accounted for approximately 11.9%, 9.9%, and 14.5%, respectively, of the Company’s total revenue.

Impairment of Long-lived Assets
The Company reviews long-lived assets, consisting primarily of property, plant and equipment and intangible assets with finite lives, for recoverability accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In analyzing potential impairment, the Company uses projections of future undiscounted cash flows from the assets. These projections are based on its view of growth rates for the related business, anticipated future economic conditions, the appropriate discount rates relative to risk, and estimates of residual values. The Company believes that its estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. If changes in growth rates, future economic conditions, discount rates, or estimates of residual values were to occur, long-lived assets may become impaired.
Reflecting the termination of the Company’s agreement with Amdocs in June 2005, RCC recorded a charge to operations of $7.0 million, in accordance with SFAS No. 144, reflecting the write-down of certain development costs previously capitalized.
In October 2003, the Company entered into an agreement with AT&T Wireless to exchange certain wireless properties. In connection with this transaction, RCC recorded a non-cash impairment charge on assets held for sale, in accordance with SFAS No. 144, of $42.2 million effective in the third quarter of 2003. This transaction was completed on March 1, 2004.
Derivative Financial Instruments
The Company recognizes all derivatives as either assets or liabilities in its consolidated balance sheets and measures those instruments at fair value. The Company uses derivative instruments to manage interest rate risk. Changes in the fair values of those derivative instruments are recorded as “Other Comprehensive Income” when they qualify for hedge accounting and “Interest Expense” when they do not qualify for hedge accounting.
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
Recently Issued Accounting Pronouncements
Accounting for Share-Based Compensation
On December 16, 2004, the Financial Accounting Standards Board (“FASB”’) issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period.
Commencing with the quarter ending March 31, 2006, we will adopt SFAS No. 123(R), utilizing the modified prospective method for all share-based awards granted on or after January 1, 2006. Under the modified prospective, compensation cost must be recognized for all share-based compensation expense arrangements granted after the adoption date and all remaining unvested share-based compensation arrangements granted prior to the adoption date. Prior periods will not be restated.
We use the Black-Scholes model to value our stock option grants. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123(R).
Through December 31, 2005, the Company applied APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for its employee and director stock options and did not record compensation expense for share-based payment award transactions because the exercise price is equal to or greater than the fair value of RCC’s common stock at the date of grant.
If the Company had included the cost of employee stock option compensation in our financial statements included herein, its net loss for both the year ended December 31, 2005 and 2004 would have increased by approximately $2.9 million and would have increased by $4.3 million for the year ended December 31, 2003.

3. Stock Compensation Plans:
The following table summarizes plan activity under the Company’s various stock compensation plans through December 31, 2005:

	Nonemployee	Stock	Employee Stock
	Directors Plan	Compensation Plan	Purchase Plan (1)
Available for issuance at December 31, 2004	174,250	61,844	262,312

Options granted	(36,750)	(20,000)	(88,116)
Restricted stock awarded	—	(47,500)	—
Options cancelled	26,250	47,315	—

Available for issuance at December 31, 2005	163,750	41,659	174,196

(1)	Employee Stock Purchase Plan options granted of 88,116 shares reflect contributions made in 2005 with corresponding shares being awarded in January 2006.
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
Under the Stock Compensation Plan, the Company has entered into restricted stock agreements with certain key employees, covering the issuance of Class A common stock (“Restricted Stock”). The Restricted Stock will be released to the key employees after a five-year waiting period if the employees are still employed by the Company and the Company achieves certain financial goals, which management anticipates achieving as of December 31, 2005. Deferred compensation equivalent to the market value of these shares as of December 31, 2005 is reflected in shareholders’ equity and is being amortized to operating expense over five years. Deferred compensation expense included in the accompanying consolidated statement of operations amounted to $680,000 for the year ended December 31, 2005. Shares of Restricted Stock have full voting rights and are entitled to any dividends paid on the Class A common stock. The restricted shares were granted to the recipients at no cost.
For the year, transactions in restricted stock were as follows:

	2005	2004
	Shares	Shares
Restricted Stock Awards, beginning of year	118,667	—

Issued	47,500	120,667
Released to employee	(676)	—
Cancelled	(5,324)	(2,000)

Restricted Stock Awards, outstanding, end of year	160,167	118,667

Employee Stock Purchase Plan. Under the employee stock purchase plan, employees who satisfy certain length of service and other criteria are permitted to purchase shares of Class A common stock at 85% of the fair market value of the Class A common stock on the first business day of January or the last business day of December of each year, whichever is lower. The number of shares authorized to be issued under the employee stock purchase plan is 750,000. The Company issued 88,116, 71,398, and 166,329, shares, at an exercise price of $5.32, $5.30, and $0.88, respectively, for the years ended December 31, 2005, 2004, and 2003. Compensation cost is recognized for the fair value of the shares issued under the Employee Stock Purchase Plan, which was estimated using the Black-Scholes model with the following assumptions for 2005, 2004, and 2003, respectively: an expected life of one year for all years; expected volatility of 85.94%, 88.54%, and 94.72%, and risk-free interest rates of 7.25%, 5.25%, and 4.39%.
Stock options outstanding under the Company’s Nonemployee Directors Plan and Stock Compensation Plan as of December 31, 2005 have exercise prices ranging between $0.76 and $79.25. Information related to stock options is as follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	2,044,037	$14.61	2,084,770	$14.64	1,908,084	$17.40

Granted	56,750	$6.30	31,500	$7.62	369,500	1.23
Exercised	(169,517)	$7.02	(14,760)	$2.80	(5,120)	3.37
Cancelled	(68,241)	$13.30	(57,473)	$15.17	(187,694)	16.72

Outstanding, end of period	1,863,029	$15.09	2,044,037	$14.61	2,084,770	$14.64

Exercisable, end of period	1,409,119	$17.91	1,392,617	$17.46	1,143,970	$18.92

Weighted average fair value of options granted		$5.18		$5.82		$1.09

The following table summarizes certain information concerning currently outstanding and exercisable options:

		Weighted Average
	Number	Remaining	Weighted Average	Number	Weighted Average
Exercise Price Range	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$00.00 – $9.99	957,515	5	$4.00	567,825	$4.85
$10.00 – $19.99	382,325	3	$13.40	382,325	$13.40
$20.00 – $29.99	274,100	5	$27.12	216,460	$27.18
$30.00 - $39.99	153,939	4	$35.00	147,359	$34.88
$40.00 – $49.99	14,500	4	$43.25	14,500	$43.25
$50.00 - $59.99	8,500	4	$56.59	8,500	$56.59
$60.00 - $69.99	36,750	0	$68.25	36,750	$68.25
$70.00 - $79.25	35,400	4	$76.91	35,400	$76.91

$00.00 - $79.25	1,863,029	5	$15.09	1,409,119	$17.91
The Company accounts for stock options under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation expense is recognized, as the exercise price has been the fair value of RCC’s common stock as of date of grant. The following schedule shows net loss and net loss per share for the years ended December 31, 2005, 2004, and 2003, had compensation expense been determined consistent with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” and SFAS No. 123, “Accounting for Stock-Based Compensation.”

The pro forma information presented is based on several assumptions and should not be viewed as indicative of future periods. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2005, 2004, and 2003: expected volatility of 85.94%, 88.54%, and 94.72%, respectively; risk-free interest rates of 7.25%, 5.25%, and 4.39%, respectively. The per share weighted average fair value of options granted in 2005, 2004, and 2003, was $5.18, $5.82, and $1.09, respectively.

	Years Ended December 31,
(in thousands, except for per share data)	2005	2004	2003
Net loss applicable to common shares:
As reported	$(71,296)	$(71,856)	$(50,082)
Fair value compensation expense	(2,921)	(2,909)	(4,304)

Pro forma	$(74,217)	$(74,765)	$(54,386)

Net loss per basic and diluted share:
As reported	$(5.62)	$(5.87)	$(4.15)
Fair value compensation expense	(0.23)	(0.24)	(0.36)

Pro forma	$(5.85)	$(6.11)	$(4.51)

On December 16, 2004, the FASB issued SFAS No. 123(R), which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative.
Commencing with the quarter ending March 31, 2006, the Company will adopt SFAS No. 123(R) utilizing the modified prospective method for all share-based awards granted on or after January 1, 2006. Under the modified prospective method, SFAS No. 123(R) requires compensation cost to be recognized for all share-based compensation expense arrangements granted after the adoption date and all remaining unvested share-based compensation arrangements granted prior to the adoption date.
4. Long-term Liabilities:
The Company had the following long-term liabilities outstanding as of December 31 (in thousands):

	December 31,	December 31,
	2005	2004
Line of Credit	$58,000	$—
Senior subordinated floating rate notes (1)	175,000	—
8 1/4% senior secured notes	350,000	350,000
Senior secured floating rate notes	160,000	160,000
9 7/8% senior notes	325,000	325,000
9 3/4% senior subordinated notes	300,000	300,000
9 5/8% senior subordinated notes (1)	—	125,000
11 3/8% senior exchangeable preferred stock	148,708	174,176
Accrued dividends on 11 3/8% senior exchangeable preferred stock	32,520	34,844
12 1/4% junior exchangeable preferred stock	255,558	247,984
Accrued dividends on 12 1/4% junior exchangeable preferred stock	28,490	—
Deferred tax liability	13,561	13,979
Discount on senior subordinated floating rate notes	(2,132)	—
Other	3,289	2,096

Long-term liabilities	$1,847,994	$1,733,079

(1)	Net proceeds from the Senior Subordinated Floating Rate Notes offering of $172.8 million were used to redeem the 9 5/8% Senior Subordinated Notes due 2008, to pay fees and expenses associated with the offering and repayment, and for general corporate purposes.

Credit Facility – As of December 31, 2005, the Company has drawn $58 million under its revolving credit facility at a rate of LIBOR plus 3.0% (7.27% as of December 31, 2005). The credit facility is subject to various covenants, including the ratio of senior secured indebtedness to annualized operating cash flow (as defined in the credit facility), the ratio of total indebtedness to annualized operating cash flow, and the ratio of annualized operating cash flow to interest expense. RCC was in compliance with all financial covenants at December 31, 2005.
In October 2005, the Company amended its revolving credit facility in connection with the payment of the dividends on the senior exchangeable preferred stock as described below under “– 11 3/8% Senior Exchangeable Preferred Stock”:
•	to exclude those dividends from the calculation of cash interest expense, which is used in various financial ratio tests in its revolving credit facility and

•	to permit the incurrence of up to $50.0 million of senior indebtedness that matures on the same date as our senior notes (out of a total of $200.0 million of additional senior indebtedness that is permitted).
Subsequent to the issuance of the floating rate subordinated notes and borrowing under the credit facility, the Company elected not to pay cash dividends in November 2005 or February 2006 on its senior exchangeable preferred stock and, accordingly a “Voting Rights Triggering Event” currently exists. While a Voting Rights Triggering Event exists certain terms of the Company’s senior exchangeable preferred stock, if enforceable, may prohibit incurrence of additional indebtedness, including borrowing under the revolving credit facility.
Offering of Senior Subordinated Floating Rate Notes. On November 7, 2005, the Company completed an offering of $175 million of Senior Subordinated Floating Rate Notes due 2012, which were sold at an original issue discount of $2.2 million, or 1.25%. The effective interest rate at December 31, 2005 was 10.30%. Interest is reset quarterly. With the proceeds of this offering, the Company redeemed all of its outstanding 9 5/8% Senior Subordinated Notes due 2008. The total amount for such repurchase was approximately $133.8 million, including $125.0 million aggregate principal, $6.8 million accrued interest, and a $2.0 million premium for early repurchase.
The Company may redeem any of the Senior Subordinated Floating Rate Notes at any time on or after November 1, 2007, in whole or in part, at prices starting at 102.000% at November 1, 2007, and declining to 101.000% at November 1, 2008 and 100.000% at November 1, 2009, plus accrued and unpaid interest and liquidated damages, if any, up to, but excluding, the date of redemption. In addition, on or before November 1, 2007, the Company may redeem up to 35% of the aggregate principal amount of notes issued under the indenture at a redemption price of 100% of the principal amount plus a premium equal to the interest rate per annum on the notes applicable on the date on which notice of redemption is given, plus accrued and unpaid interest and liquidated damages, if any, up to, but excluding, the date of redemption, with the proceeds of certain equity offerings. The Company may make that redemption only if, after that redemption, at least 65% of the aggregate principal amount of notes issued under the indenture remain outstanding.
Senior Secured Notes – In March 2004, the Company issued $350 million aggregate principal amount of 8 1/4% senior secured notes due March 15, 2012 (“2012 notes”) and $160 million aggregate principal amount of senior secured floating rate notes due March 15, 2010 (“2010 notes”). The effective interest rate on the 2010 notes was 9.0% and 7.00% at December 31, 2005 and December 31, 2004, respectively. Interest on the 2010 notes is reset quarterly and payable on March 15, June 15, September 15, and December 15 of each year. Interest on the 2012 notes is payable on March 15 and September 15 of each year.

After March 15, 2006, the Company may redeem the 2010 notes, in whole or in part, at prices starting at 102.000% of the principal amount at March 15, 2006, and declining to 101.000% at March 15, 2007 and to 100.000% at March 15, 2008, plus accrued and unpaid interest to but excluding the date fixed for redemption. At any time, which may be more than once, before March 15, 2006, the Company can choose to redeem up to 35% of the 2010 notes with money that it raises in certain equity offerings for 100% of the aggregate principal amount of the 2010 notes redeemed plus a premium equal to the interest rate per annum on the 2010 notes applicable on the date on which notice of redemption is given, plus accrued and unpaid interest to, but excluding, the date of redemption.
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
11 3/8% Senior Exchangeable Preferred Stock – Due May 15, 2010. Dividends on the senior exchangeable preferred stock are cumulative, are payable quarterly, and were payable, until May 15, 2003, at the Company’s option either in cash or by the issuance of additional shares of senior exchangeable preferred stock having an aggregate liquidation preference equal to the amount of such dividends. The Company did not declare or pay the cash dividends due between August 2003 and August 2005.
Because the Company had failed to pay at least six quarterly dividends on its senior exchangeable preferred stock, a “Voting Rights Triggering Event” occurred and the holders of senior exchangeable preferred stock had the right to elect two directors to the Company’s board, which they exercised at the Company’s annual meeting on May 24, 2005.
In October 2005, the Company paid four quarterly dividends on its outstanding senior exchangeable preferred stock. These dividends represented the quarterly dividends payable on November 15, 2004, February 14, 2005, May 15, 2005 and August 15, 2005, and totaled $118.69 per share, including accrued interest. The aggregate total dividends of approximately $17.8 million reduced the number of unpaid quarterly dividends to five, which remedied the then existing “Voting Rights Triggering Event” and removed any uncertainty regarding the Company’s ability to incur indebtedness, including under the revolving credit facility.

Subsequent to the Company’s draw against its credit facility and its issuance of $175 million in senior subordinated floating rate notes, the Company chose not to declare a cash dividend due in November 2005 and February 2006. Accordingly, a “Voting Rights Triggering Event” again exists. The Company does not anticipate paying additional cash dividends on the senior exchangeable preferred stock in the foreseeable future.
The Company has accrued the undeclared dividends by increasing the carrying amount of the senior exchangeable preferred stock. At December 31, 2005, RCC had accrued $32.5 million in undeclared dividends with respect to the Company’s senior exchangeable preferred stock, which will be payable at the preferred mandatory redemption date, if not sooner declared and paid.
The Company may redeem the senior exchangeable preferred stock, in whole or in part, at any time at a redemption price equal to 102.844% of the liquidation preference at May 15, 2005, declining to 101.422% at May 15, 2006 and 100.000% at May 15, 2007, plus accumulated and unpaid dividends, if any, to but excluding the redemption date.
Gain on repurchase of Senior Exchangeable Preferred Stock. During the year ended December 31, 2005 and 2004, the Company repurchased 14,932 and 80,500 shares of senior exchangeable preferred stock for $13.4 million and $68.4 million, respectively. The corresponding $5.5 million and $22.6 million gains, not including transaction commissions and other related fees, were recorded as a reduction of interest expense within the consolidated statement of operations.
Gain on exchange of Senior Exchangeable Preferred Stock for Class A Common Stock. During the year ended December 31, 2005, the Company exchanged an aggregate of 10,535 shares of our senior exchangeable preferred stock for an aggregate of 1,152,745 shares of Class A common stock in negotiated transactions, resulting in a gain of $168,241. The shares were issued in reliance upon the exemption from registration provided in Section 3(a)(9) of the Securities Act of 1933, as amended.
12 1/4% Junior Exchangeable Preferred Stock – Due February 15, 2011. Dividends on the junior exchangeable preferred stock are cumulative, are payable quarterly, and are to be paid on any dividend payment date occurring after February 15, 2005 in cash. The Company has not declared or paid the cash dividends due since May 2005.
The Company may redeem the junior exchangeable preferred stock, in whole or in part, at any time, at a redemption price equal to 104.594% of the liquidation preference at February 15, 2006, declining to 103.063% at February 15, 2007, 101.531% at February 15, 2008, and 100.000% at February 15, 2009, plus accumulated and unpaid dividends, if any, to but excluding the redemption date.
The shares of the senior and junior exchangeable preferred stock are non-voting, except as otherwise required by law and as provided in their respective Certificates of Designation. Each Certificate of Designation provides that at any time dividends on the outstanding exchangeable preferred stock are in arrears and unpaid for six or more quarterly dividend periods (whether or not consecutive), the holders of a majority of the outstanding shares of the affected exchangeable preferred stock, voting as a class, will be entitled to elect the lesser of two directors or that number of directors constituting 25% of the members of the Company’s Board of Directors. The voting rights continue until such time as all dividends in arrears on the affected class of exchangeable preferred stock are paid in full (and, in the case of the senior exchangeable preferred stock after May 15, 2003, or in the case of the junior exchangeable preferred stock after February 15, 2005, are paid in cash), at which time the terms of any directors elected pursuant to such voting rights will terminate. Voting rights may also be triggered by other events described in the Certificates of Designation.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Company’s 11 3/8% Senior Exchangeable and 12 1/4 % Junior Exchangeable Preferred securities, as a result of adopting SFAS No. 150 effective July 1, 2003, have been reclassified into Long-Term Liabilities, because the securities are exchangeable at the Company’s option for debentures of like terms. The dividend expense related to these instruments, which was previously reported as a component of Preferred Stock Dividend in the Company’s Consolidated Statements of Operations, is now classified as interest expense. For the year ended December 31, 2005 and 2004, dividends on these instruments were $54.8 million and $55.4 million, respectively.
Accrued dividends payable for the junior exchangeable preferred securities of $28.5 million and for the senior exchangeable preferred securities of $32.5 million as of December 31, 2005 are included in long-term liabilities. In addition, $7.1 million of unamortized stock issuance costs related to these instruments was reclassified as “Deferred debt issuance costs” upon adoption. SFAS No. 150 does not permit reclassification of prior year amounts to conform to the current year presentation. Based on SFAS No. 150 guidelines, the Company’s Class M Preferred Stock does not meet the characteristics of a liability and will continue to be presented between liability and equity on the Company’s balance sheet.
Current portion of long-term debt – There was no current portion of the Company’s long-term debt as of December 31, 2005 as compared to $81,000 as of December 31, 2004.
5. Financial Instruments:
The Company recognizes all derivatives as either assets or liabilities in its consolidated balance sheets and measures those instruments at fair value. The Company uses derivative instruments to manage interest rate risk. Changes in the fair values of those derivative instruments are recorded as “Other Comprehensive Income” when they qualify for hedge accounting and “Interest Expense” when they do not qualify for hedge accounting. At December 31, 2005, the Company has no derivatives that are designated as a hedge.
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
In connection with the issuance of $175 million of senior subordinated floating rate notes in November 2005, the Company entered into a collar to manage interest rates. This collar effectively limits interest from exceeding 5.87% and from being less than 4.25% on a $175 million notional amount, through its termination date of November 1, 2008. This collar is recorded on the Company’s balance sheet at fair market value, with related changes in fair market value included in the statement of operations, within interest expense, and not accounted for as a hedge under SFAS No. 133.
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

	Carrying Value		Estimated Fair Market Value
	December 31,	December 31,	December 31,	December 31,
(Dollars in thousands)	2005	2004	2005	2004
Financial liabilities
Credit facility	$58,000	$—	$57,130	$—
8 1/4% senior secured notes	350,000	350,000	370,125	370,125
Senior secured floating rate notes	160,000	160,000	164,400	165,600
9 7/8 % senior notes	325,000	325,000	342,875	330,688
9 5/8 % senior subordinated notes	—	125,000	—	118,750
9 3/4 % senior subordinated notes	300,000	300,000	303,000	271,500
Senior subordinated floating rate notes	172,868	—	176,313	—
11 3/8% senior exchangeable preferred stock	148,708	174,176	138,495	140,212
12 1/4% junior exchangeable preferred stock	255,558	247,984	223,235	131,432
Class M convertible preferred stock (1)	173,403	160,198	173,403	160,198
Class T convertible preferred stock (1)	—	8,973	—	8,973

	1,943,537	1,851,331	1,948,976	1,697,478

Derivative financial instrument
Interest rate collar agreement	339	—	339	—
Morgan Stanley (terminates November 1, 2008)

Other
Accrued 11 3/8% senior exchangeable preferred stock dividends	32,520	34,844	32,520	34,844
Accrued 12 1/4% junior exchangeable preferred stock dividends	28,490	—	28,490	—
Other long-term liabilities	2,950	2,096	2,950	2,096

Total financial liabilities	$2,007,836	$1,888,271	$2,013,275	$1,734,418

(1)	These financial instruments are not actively traded and, therefore, the estimated fair market value is stated at the carrying value.
6. Redeemable Convertible Preferred Stock:
In April 2000, the Company issued 110,000 shares of Class M Voting Convertible Preferred stock. The security has a liquidation preference of $1,000 per share and is to be redeemed on April 3, 2012.
Class M Voting Convertible Preferred security balance sheet reconciliation (in thousands):

As of
December 31, 2005
Preferred securities originally issued	$110,000
Accrued dividends	63,403
Unamortized issuance costs	(2,427)

$170,976

Dividends on the Class M convertible preferred stock are compounded quarterly, accrue at 8% per annum, and are payable upon redemption of the stock or upon liquidation of RCC. The Class M convertible preferred stock was originally convertible into the Company’s Class A common stock at $53.00 per share, and subsequently adjusted to $50.43 per share in 2005. Dividends are not payable if the shares are converted. The holders of the Class M convertible preferred stock are entitled to vote on all matters submitted to the holders of the common stock on an as-converted basis. The Class M convertible preferred stock is senior to the Company’s common stock with respect to dividend rights and rights on liquidation, winding-up and dissolution of RCC.
The Class M convertible preferred stock, is redeemable at 100% of its total liquidation preference plus accumulated and unpaid dividends at April 3, 2012.

In order to comply with the FCC rules regarding cross-ownership of cellular licensees within a given market, the Company issued 7,541 shares of Class T convertible preferred stock with a liquidation preference of $1,000 per share to affiliates of Telephone & Data Systems, Inc. (“TDS”) on March 31, 2000 in exchange for 43,000 shares of Class A common stock and 105,940 shares of Class B common stock owned by these affiliates.
TDS or RCC could convert the convertible preferred stock into the original number of shares of Class A or Class B common stock at any time that ownership by TDS of the common stock would then be permissible under FCC rules. Accordingly, on October 27, 2005, RCC converted all of the outstanding shares of Class T convertible preferred stock into the 43,000 shares of Class A and 105,940 shares of Class B common stock at a conversion price of $50.63 per share. Dividends were not payable because the shares were converted into equity. This conversion resulted in a gain of approximately $6.7 million, which reduced preferred stock dividends in the fourth quarter of 2005.
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

8. Income Taxes:
For the years ended December 31, 2005 and 2004 the Company recorded a benefit for income taxes related to the amortization of intangibles. The Company incurred losses for the year ended December 31, 2003 and recorded no provision for income taxes.
The reconciliation of income tax computed at the U.S. federal statutory rate to income tax benefit recorded in the consolidated financial statements was as follows:

	Years Ended December 31,
	2005	2004	2003
Tax at statutory rate	(35.0)%	(35.0)%	(35.0)%
State taxes	(3.0)	(3.0)	(3.0)
Nondeductible item – amortization	(0.6)	(2.8)	2.0
Adjustment for valuation allowance	38.0	38.0	36.0

	(0.6)%	(2.8)%	0.0%

The components of the Company’s current year income tax benefit consist of the following (in thousands):

	Years Ended December 31,
	2005	2004	2003
Current
Federal	$—	$—	$—
State	—	—	—

	—	—	—

Deferred
Federal	(385)	(1,540)	—
State	(33)	(132)	—

	(418)	(1,672)	—

Total	$(418)	$(1,672)	$0

The income tax effect of the items that create deferred income tax assets and liabilities is as follows (in thousands):

	December 31,
	2005	2004
Deferred income tax assets:
Operating loss carryforwards	$167,191	$159,954
Temporary differences:
Allowance for doubtful accounts	1,358	925
Intangible assets	—	27,654
Other	2,885	2,440
Valuation allowance	(160,513)	(178,819)

Total deferred income tax assets	10,921	12,154
Deferred income tax liabilities:
Depreciation	(21,111)	(24,950)
Intangible assets	(2,158)	—
Other	(1,213)	(1,183)

Net deferred income tax liability	$(13,561)	$(13,979)

As of December 31, 2005, the Company had tax operating loss carryforwards of approximately $439 million available to offset future income tax liabilities. These carryforwards expire in the years 2007 through 2025. Internal Revenue Code Section 382 limits the availability and timing of the use of net operating loss carryforwards in the event of certain changes in the ownership of the Company’s common stock.
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
9. Commitments and Contingencies:
Employment Agreements
The Company has employment agreements with certain executive officers with terms of three years. These agreements provide for payment of amounts up to 2.99 times their average annual compensation for the three preceding fiscal years if there is a termination of their employment as a result of a change in control of the Company, as defined in the agreements. The maximum contingent liability under these agreements was $9.9 million at December 31, 2005.
Related Party Transactions
The Company has entered into various arrangements with its shareholders or their affiliates. Arrangements involving shareholders or their affiliates that beneficially own more than 5% of any class of the Company’s stock and in which total payments or receipts for these arrangements exceeded $60,000 are described below.

Agreements with Affiliates. The Company has arrangements with several of its shareholders for cell site leases, interconnection service agreements and agent sales agreements. During 2005, 2004, and 2003, the Company paid $1,504,401, $1,259,834, and $1,328,618, respectively, to related parties for these services net of amounts received from these shareholders for similar services provided by the Company. In addition, several of the Company’s shareholders are customers for its cellular and paging services and, in connection therewith, also purchase or lease cellular telephones from the Company. During 2005, 2004, and 2003, the Company received $249,387, $310,485, and $296,445, respectively, from related parties for these services.
Roaming Arrangements. The Company has roaming agreements with United States Cellular Corporation, a subsidiary of Telephone & Data Systems, Inc. Affiliates of Telephone & Data Systems, Inc. beneficially own, in the aggregate, more than 5% of the Company’s Class A and Class B Common Stock. Under the roaming agreements, the Company pays for service provided to its customers in areas served by United States Cellular Corporation and receives payment for service provided to customers of United States Cellular Corporation in the Company’s cellular service areas. RCC negotiated the rates of reimbursement with United States Cellular Corporation, and the rates reflect those charged by all carriers. During 2005, 2004, and 2003, charges to the Company for services provided by United States Cellular Corporation totaled $1,933,176, $2,555,246, and $1,923,274, and charges by the Company to United States Cellular Corporation totaled $3,358,774, $4,123,699, and $5,530,672, respectively.
Legal and Regulatory Matters
The Company is involved from time to time in routine legal matters and other claims incidental to the Company’s business. RCC believes that the resolution of such routine matters and other incidental claims, taking into account established reserves and insurance, will not have a material adverse impact on its consolidated financial position or results of operations.
Regulatory Matters. In the normal course of business, the Company is subject to various regulatory requirements associated with its networks. The Company currently does not meet all of the requirements imposed by regulatory agencies. In some cases, the Company has received a waiver from such requirements or is in the process of applying for a waiver. However, management does not believe such non-compliance will have a material adverse effect on the Company, although the ultimate outcome of these matters cannot be determined based on available information.
Leases
The Company leases office space, cellular towers (including land leases on which the Company’s owned towers reside), and real estate under noncancelable operating leases. These leases typically include renewal options and escalation clauses. Future minimum payments under these leases as of December 31, 2005 are as follows (in thousands):

Year	Amount
2006	$17,140
2007	15,065
2008	12,746
2009	10,242
2010	5,172
Thereafter	4,551

Total	$64,916

Under the terms of the lease agreements, the Company also is responsible for certain operating expenses and taxes. Total rent expense of $17.7 million, $13.6 million, and $10.6 million, was charged to operations for the years ended December 31, 2005, 2004, and 2003, respectively.
For the Company’s leases, rent expense is recognized in accordance with FASB Technical Bulletin 85-3 (Accounting for Operating Leases with Scheduled Rent Increases) using the straight-line method over the term of the leases.
The Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”), effective January 1, 2003. Pursuant to SFAS No. 143, the Company records the fair value of a legal liability for contractual obligations related to costs associated with removing equipment from cell sites that reside on leased property. This liability is reviewed and adjusted quarterly and is recorded in other long-term liabilities. The asset retirement obligation (“ARO”) liability totaled $1,098,610 and $984,924 at December 31, 2005 and 2004, respectively. There were no material additions, deletions or changes to the ARO liability during 2005, other than normal accretion expense.
Purchase Commitments
The Company has made commitments to its roaming partners and to equipment vendors to further expand its 2.5G networks in 2006.
In 2003, the Company entered into a five-year $56.6 million purchase commitment with a vendor to install 2.5G network equipment. As of December 31, 2005, the Company had incurred $49.4 million in equipment purchases under this commitment.
Off-Balance Sheet Financings and Liabilities
The Company does not have any off-balance sheet financing arrangements or liabilities. The Company does not have any majority-owned subsidiaries or any interests in, or relationships with, any material special-purpose entities that are not included in the consolidated financial statements.
10. Defined Contribution Plan:
The Company has a defined contribution savings and profit-sharing plan for employees who meet certain age and service requirements. Under the savings portion of the plan, employees may elect to contribute a percentage of their salaries to the plan, with the Company contributing a matching percentage of the employees’ contributions. Under the profit-sharing portion of the plan, the Company contributes a percentage of employees’ salaries. Contributions charged to operations for the years ended December 31, 2005, 2004, and 2003, were approximately $732,000, $781,000, and $599,000, respectively. The percentages the Company matches under the savings portion of the plan and contributes under the profit-sharing portion of the plan are determined annually by the Company’s Board of Directors.

11. Supplemental Cash Flow Information (in thousands):

	Years ended December 31,
	2005	2004	2003
Cash paid for:
Interest, net of amounts capitalized (1)	$132,966	$101,405	$86,801
Noncash financing transactions:
Class M and T preferred stock dividends	$13,865	$12,915	$38,877
Conversion of Class T preferred stock into common stock	$7,540	—	—
Reversal of Class T preferred stock accrued dividends	$1,681	—	—
Exchange of Senior Exchangeable Preferred Stock for Class A Common Stock	$13,435	—	—

(1)	Includes four Senior Exchangeable Preferred Stock quarterly dividends totaling approximately $17.8 million paid in cash.
12. Quarterly Results of Operations (Unaudited):
The Company experiences seasonal fluctuations in revenue and operating income. RCC’s average monthly roaming revenue per cellular customer increases during the second and third calendar quarters. This increase reflects greater usage by its roaming customers who travel in the Company’s cellular service area for weekend and vacation recreation or work in seasonal industries. Because RCC’s cellular service area includes many seasonal recreational areas, it expects that roaming revenue will continue to fluctuate seasonally more than service revenue.
Certain unaudited quarterly results for 2005 and 2004 are set forth below (in thousands, except per share data):

	2005 Quarter Ended				2004 Quarter Ended
	Mar	Jun	Sep	Dec	Mar	Jun	Sep	Dec
Revenue:
Service	$94,695	$98,865	$98,287	$96,001	$88,585	$94,979	$97,093	$96,562
Roaming	19,622	25,112	41,785	36,255	25,740	26,266	29,739	23,759
Equipment	9,054	9,420	8,220	7,619	5,523	5,338	5,589	5,644

Total Revenue	123,371	133,397	148,292	139,875	$119,848	$126,583	$132,421	$125,965
Operating income (loss)	23,814	21,033	35,931	25,168	$38,831	$38,291	$40,156	$(15,565)
Income (loss) before income tax benefit	(18,574)	(16,269)	(7,721)	(21,976)	$(15,348)	$6,597	$5,437	$(57,299)
Net income (loss) applicable to common shares	$(21,804)	$(19,597)	$(11,151)	$(18,744)	$(18,482)	$3,403	$2,184	$(58,961)
Net income (loss) per basic share	$(1.77)	$(1.59)	$(0.89)	$(1.38)	$(1.51)	$0.28	$0.18	$(4.81)
Net income (loss) per diluted share	$(1.77)	$(1.59)	$(0.89)	$(1.38)	$(1.51)	$0.27	$0.17	$(4.81)

13. Guarantor/Non-Guarantor Condensed Consolidating Financial Information
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
The financial accounting records of RGI Group, Inc. (“RGI”), a guarantor subsidiary, are not maintained on a stand-alone basis and, accordingly, are included in the parent company financial presentation. RGI’s assets were approximately $7 million as of December 31, 2005 and 2004.
The following consolidating financial information as of the dates and for the periods indicated of Rural Cellular Corporation (the Parent), its guarantor subsidiaries, and its non-guarantor subsidiaries reflects all inter-company revenue and expense.

Balance Sheet Information as of December 31, 2005 (in thousands, except per share data):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$84,136	$2,639	$47	$—	$86,822
Short-term investments	66,778	—	—	—	66,778
Accounts receivable, less allowance for doubtful accounts	25,166	45,486	2,235	—	72,887
Inventories	3,721	8,945	183	—	12,849
Other current assets	1,590	2,606	84	—	4,280
Current intercompany receivable	40,778	11,460	—	(52,238)	—

Total current assets	222,169	71,136	2,549	(52,238)	243,616

PROPERTY AND EQUIPMENT, net	53,423	214,960	9,025	—	277,408

LICENSES AND OTHER ASSETS:
Licenses, net	—	539,834	8,679	—	548,513
Goodwill, net	3,151	345,533	—	—	348,684
Customer lists, net	956	28,345	—	—	29,301
Deferred debt issuance costs, net	27,022	—	—	—	27,022
Investment in consolidated subsidiaries	1,145,748	—	—	(1,145,748)	—
Other assets, net	3,569	5,624	2,218	(5,273)	6,138

Total licenses and other assets	1,180,446	919,336	10,897	(1,151,021)	959,658

	$1,456,038	$1,205,432	$22,471	$(1,203,259)	$1,480,682

CURRENT LIABILITIES:
Accounts payable	$26,894	$25,989	$609	$—	$53,492
Advance billings and customer deposits	2,395	9,239	251	—	11,885
Accrued interest	39,336	—	—	—	39,336
Other accrued expenses	34,936	49,676	39	(75,670)	8,981
Current intercompany payable	—	105,672	(4,435)	(101,237)	—

Total current liabilities	103,561	190,576	(3,536)	(176,907)	113,694
LONG-TERM LIABILITIES	1,833,483	1,037,347	41,027	(1,063,863)	1,847,994

Total liabilities	1,937,044	1,227,923	37,491	(1,240,770)	1,961,688

REDEEMABLE PREFERRED STOCK	170,976	—	—	—	170,976

SHAREHOLDERS’ EQUITY (DEFICIT):

Class A common stock; $.01 par value; 200,000 shares authorized, 13,530 outstanding	135	918	—	(918)	135
Class B common stock; $.01 par value; 10,000 shares authorized, 427 outstanding	4	—	—	—	4

Additional paid-in capital	212,420	760,152	31,679	(791,831)	212,420

Accumulated earnings (deficit)	(862,742)	(783,561)	(46,699)	830,260	(862,742)

Unearned compensation	(1,799)	—	—	—	(1,799)

Total shareholders’ equity (deficit)	(651,982)	(22,491)	(15,020)	37,511	(651,982)

	$1,456,038	$1,205,432	$22,471	$(1,203,259)	$1,480,682

Statement of Operations Information for the year ended December 31, 2005 (in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUE:
Service	$95,620	$285,681	$7,555	$(1,008)	$387,848
Roaming	25,061	88,877	8,839	(3)	122,774
Equipment	6,733	26,914	666	—	34,313

Total revenue	127,414	401,472	17,060	(1,011)	544,935

OPERATING EXPENSES:

Network costs, excluding depreciation	23,270	94,688	3,117	(753)	120,322
Cost of equipment sales	11,744	45,472	1,050	—	58,266
Selling, general and administrative	39,021	108,517	4,958	(258)	152,238
Stock based compensation — SG&A	680	—	—	—	680
Depreciation and amortization	18,128	78,779	3,556	—	100,463
Impairment of assets	7,020	—	—	—	7,020

Total operating expenses	99,863	327,456	12,681	(1,011)	438,989

OPERATING INCOME	27,551	74,016	4,379	—	105,946

OTHER INCOME (EXPENSE):

Interest expense	(171,745)	(105,133)	(2,990)	108,037	(171,831)
Interest and dividend income	110,222	34	2	(108,037)	2,221
Inter-company charges	10,140	(10,140)	—	—	—
Equity in subsidiaries	(39,134)	—	—	39,126	(8)
Other	18	(884)	(2)	—	(868)

Other expense, net	(90,499)	(116,123)	(2,990)	39,126	(170,486)

INCOME (LOSS) BEFORE INCOME TAXES	(62,948)	(42,107)	1,389	39,126	(64,540)

INCOME TAX PROVISION (BENEFIT)	1,174	(1,649)	—	57	(418)

NET INCOME (LOSS)	(64,122)	(40,458)	1,389	39,069	(64,122)

PREFERRED STOCK DIVIDEND	(7,174)	—	—	—	(7,174)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(71,296)	$(40,458)	$1,389	$39,069	$(71,296)

Statement of Cash Flows Information for the year ended December 31, 2005 (in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:

Net income (loss)	$(64,122)	$(40,458)	$1,389	$39,069	$(64,122)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and customer list amortization	18,128	78,779	3,556	—	100,463
Loss on write-off of debt and preferred stock issuance costs	1,533	—	—	—	1,533
Mark-to-market adjustments — financial instruments	339	—	—	—	339
Gain on repurchase of preferred stock	(5,722)	—	—	—	(5,722)
Non-cash preferred stock dividends	3,797	—	—	—	3,797
Impairment of assets	7,020	—	—	—	7,020
Stock-based compensation	680	—	—	—	680
Deferred income taxes	1,174	(1,649)	—	57	(418)
Other	5,627	1,196	2	—	6,825
Change in other operating elements:
Accounts receivable	(9,175)	(5,241)	154	—	(14,262)
Inventories	(1,817)	(3,510)	136	—	(5,191)
Other current assets	78	(180)	(3)	—	(105)
Accounts payable	5,086	1,952	(281)	—	6,757
Advance billings and customer deposits	248	620	(59)	—	809
Accrued preferred stock dividends	33,211	—	—	—	33,211
Accrued interest	2,021	—	—	—	2,021
Other accrued expenses	(681)	(14)	(3)	—	(698)

Net cash provided by (used in) operating activities	(2,575)	31,495	4,891	39,126	72,937

INVESTING ACTIVITIES:

Purchases of property and equipment	(18,920)	(75,604)	(427)	—	(94,951)
Purchases of short-term investments	(66,778)	—	—	—	(66,778)
Proceeds from sale of property and equipment	34	213	—	—	247
Other	(103)	—	—	—	(103)

Net cash used in investing activities	(85,767)	(75,391)	(427)	—	(161,585)

FINANCING ACTIVITIES:

Change in parent company receivable and payable	(1,721)	45,282	(4,435)	(39,126)	—
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	1,570	—	—	—	1,570
Proceeds from issuance of long-term debt under the credit facility	58,000	—	—	—	58,000
Proceeds from issuance of senior subordinated floating rate notes	172,816	—	—	—	172,816
Redemption of 9 5/8% senior subordinated notes	(125,000)	—	—	—	(125,000)
Repurchases of preferred stock	(13,355)	—	—	—	(13,355)
Payments of debt issuance costs	(3,798)	—	—	—	(3,798)
Other	(102)	—	—	—	(102)

Net cash (used in) provided by financing activities	88,410	45,282	(4,435)	(39,126)	90,131

NET INCREASE IN CASH	68	1,386	29	—	1,483
CASH AND CASH EQUIVALENTS, at beginning of year	84,068	1,253	18	—	85,339

CASH AND CASH EQUIVALENTS, at end of year	$84,136	$2,639	$47	—	$86,822

Balance Sheet Information as of December 31, 2004 (in thousands, except per share data):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:

Cash and cash equivalents	$84,068	$1,253	$18	$—	$85,339
Accounts receivable, less allowance for doubtful accounts	17,047	43,252	2,250	—	62,549
Inventories	1,905	5,435	318	—	7,658
Other current assets	1,669	2,425	81	—	4,175

Total current assets	104,689	52,365	2,667	—	159,721

PROPERTY AND EQUIPMENT, net	61,016	203,148	11,969	—	276,133

LICENSES AND OTHER ASSETS:

Licenses, net	—	539,834	8,679	—	548,513
Goodwill, net	3,149	345,533	—	—	348,682
Customer lists, net	1,268	46,600	—	—	47,868
Deferred debt issuance costs, net	30,228	—	—	—	30,228
Investment in consolidated subsidiaries	1,184,801	—	—	(1,184,801)	—
Other assets, net	3,453	10,245	2,518	(9,911)	6,305

Total licenses and other assets	1,222,899	942,212	11,197	(1,194,712)	981,596

	$1,388,604	$1,197,725	$25,833	$(1,194,712)	$1,417,450

CURRENT LIABILITIES:

Accounts payable	$22,609	$28,991	$865	$—	$52,465
Current portion of long-term debt	81	—	—	—	81
Advance billings and customer deposits	2,147	8,619	310	—	11,076
Accrued interest	41,112	—	—	—	41,112
Other accrued expenses	34,442	49,248	42	(74,053)	9,679

Total current liabilities	100,391	86,858	1,217	(74,053)	114,413
LONG-TERM LIABILITIES	1,718,255	1,852,703	41,025	(1,878,904)	1,733,079

Total liabilities	1,818,646	1,939,561	42,242	(1,952,957)	1,847,492

REDEEMABLE PREFERRED STOCK	166,296	—	—	—	166,296

SHAREHOLDERS’ EQUITY (DEFICIT):

Class A common stock; $.01 par value; 200,000 shares authorized, 11,836 outstanding	118	918	—	(918)	118
Class B common stock; $.01 par value; 10,000 shares authorized, 540 outstanding	5	—	—	—	5

Additional paid-in capital	193,347	349	31,679	(32,028)	193,347

Accumulated earnings (deficit)	(791,446)	(743,103)	(48,088)	791,191	(791,446)

Unearned compensation	(698)	—	—	—	(698)

Accumulated other comprehensive income	2,336	—	—	—	2,336

Total shareholders’ equity (deficit)	(596,338)	(741,836)	(16,409)	758,245	(596,338)

	$1,388,604	$1,197,725	$25,833	$(1,194,712)	$1,417,450

Statement of Operations Information for the year ended December 31, 2004 (in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUE:

Service	$86,138	$282,453	$8,944	$(316)	$377,219
Roaming	15,555	82,727	7,230	(8)	105,504
Equipment	5,667	15,652	775	—	22,094

Total revenue	107,360	380,832	16,949	(324)	504,817

OPERATING EXPENSES:

Network costs, excluding depreciation	18,298	82,602	3,435	(264)	104,071
Cost of equipment sales	8,671	30,627	1,074	—	40,372
Selling, general and administrative	33,657	96,341	5,232	(60)	135,170
Depreciation and amortization	15,630	57,188	3,537	—	76,355
Impairment of assets	—	47,136	—	—	47,136

Total operating expenses	76,256	313,894	13,278	(324)	403,104

OPERATING INCOME	31,104	66,938	3,671	—	101,713

OTHER INCOME (EXPENSE):

Interest expense	(163,870)	(166,004)	(2,438)	168,335	(163,977)
Interest and dividend income	170,044	18	—	(168,335)	1,727
Inter-company charges	(26,971)	26,971	—	—	—
Equity in subsidiaries	(69,242)	—	—	69,239	(3)
Other	(6)	(67)	—	—	(73)

Other expense, net	(90,045)	(139,082)	(2,438)	69,239	(162,326)

INCOME (LOSS) BEFORE INCOME TAXES	(58,941)	(72,144)	1,233	69,239	(60,613)

INCOME TAX PROVISION (BENEFIT)	—	13,742	—	(15,414)	(1,672)

NET INCOME (LOSS)	(58,941)	(85,886)	1,233	84,653	(58,941)

PREFERRED STOCK DIVIDEND	(12,915)	—	—	—	(12,915)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(71,856)	$(85,886)	$1,233	$84,653	$(71,856)

Statements of Cash Flows Information for the year ended December 31, 2004 (in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:

Net income (loss)	$(58,941)	$(85,886)	$1,233	$84,653	$(58,941)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and customer list amortization	15,630	57,188	3,537	—	76,355
Loss on write-off of debt and preferred stock issuance costs	12,605	—	—	—	12,605
Mark-to-market adjustments – financial instruments	4,339	—	—	—	4,339
Gain on repurchase of preferred stock	(22,573)	—	—	—	(22,573)
Non-cash preferred stock dividends	28,626	—	—	—	28,626
Impairment of assets	—	47,136	—	—	47,136
Stock based compensation	41	—	—	—	41
Deferred income taxes	—	13,741	—	(15,413)	(1,672)
Other	5,594	2,143	(44)	—	7,693
Change in other operating elements:
Accounts receivable	2,425	(3,690)	(556)	—	(1,821)
Inventories	(131)	704	(26)	—	547
Other current assets	600	(511)	—	—	89
Accounts payable	(4,877)	11,276	(246)	—	6,153
Advance billings and customer deposits	(115)	558	39	—	482
Accrued preferred stock dividends	26,747	—	—	—	26,747
Accrued interest	6,598	—	—	—	6,598
Other accrued expenses	(1,376)	(680)	(71)	—	(2,127)

Net cash provided by (used in) operating activities	15,192	41,979	3,866	69,240	130,277

INVESTING ACTIVITIES:

Purchases of property and equipment	(24,768)	(66,956)	(2,693)	—	(94,417)
Purchases of wireless properties, net	—	(725)	—	—	(725)
Net proceeds from property exchange	—	13,567	—	—	13,567
Proceeds from sale of property and equipment	25	67	—	—	92
Other	231	(207)	—	—	24

Net cash used in investing activities	(24,512)	(54,254)	(2,693)	—	(81,459)

FINANCING ACTIVITIES:

Change in parent company receivable and payable	58,151	12,262	(1,173)	(69,240)	—
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	188	—	—	—	188
Repayments of long-term debt under the credit facility	(525,724)	—	—	—	(525,724)
Proceeds from issuance of 8 1/4% senior secured notes	350,000	—	—	—	350,000
Proceeds from issuance of senior secured floating rate notes	160,000	—	—	—	160,000
Repurchase of preferred stock	(68,351)	—	—	—	(68,351)
Payments to settle interest rate swaps	(7,645)	—	—	—	(7,645)
Payments of debt issuance costs	(14,293)	—	—	—	(14,293)
Other	(201)	—	—	—	(201)

Net cash (used in) provided by financing activities	(48,875)	12,262	(1,173)	(69,240)	(106,026)

NET DECREASE IN CASH	(57,195)	(13)	—	—	(57,208)
CASH AND CASH EQUIVALENTS, at beginning of year	141,263	1,266	18	—	142,547

CASH AND CASH EQUIVALENTS, at end of year	$84,068	$1,253	$18	$—	$85,339

Statement of Operations information for the year ended December 31, 2003 (in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUE:

Service	$71,073	$275,224	$8,893	$(152)	$355,038
Roaming	15,410	112,300	4,199	(13)	131,896
Equipment	4,433	15,101	921	—	20,455

Total revenue	90,916	404,625	14,013	(165)	507,389

OPERATING EXPENSES:

Network costs, excluding depreciation	16,922	76,037	3,275	(165)	96,069
Cost of equipment sales	6,661	29,548	1,427	—	37,636
Selling, general and administrative	30,670	95,564	5,527	—	131,761
Depreciation and amortization	15,290	57,868	3,271	—	76,429
Loss on assets held for sale	—	42,244	—	—	42,244

Total operating expenses	69,543	301,261	13,500	(165)	384,139

OPERATING INCOME	21,373	101,364	513	—	123,250

OTHER INCOME (EXPENSE):
Interest expense	(135,590)	(143,975)	(2,330)	145,633	(136,262)
Interest and dividend income	146,522	25	2	(145,633)	916
Inter-company charges	(15,815)	16,297	(482)	—	—
Equity in subsidiaries	(14,388)	—	—	14,385	(3)
Other	1,001	(107)	—	—	894

Other expense, net	(18,270)	(127,760)	(2,810)	14,385	(134,455)

NET INCOME (LOSS) BEFORE INCOME TAXES	(3,103)	(26,396)	(2,297)	14,385	(11,205)

INCOME TAX PROVISION (BENEFIT)	14,308	22,279	—	(36,587)	—

NET INCOME (LOSS)	(11,205)	(48,675)	(2,297)	50,972	(11,205)

PREFERRED STOCK DIVIDEND	(38,877)	—	—	—	(38,877)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(50,082)	$(48,675)	$(2,297)	$50,972	$(50,082)

Statements of cash flows information for the year ended December 31, 2003 (in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:

Net income (loss)	$(11,205)	$(48,675)	$(2,297)	$50,972	$(11,205)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	15,290	57,868	3,271	—	76,429
Loss on write-off of debt and preferred stock issuance costs	6,134	—	—	—	6,134
Adjustments of interest rate derivatives to fair market value	(2,225)	—	—	—	(2,225)
Non-cash preferred stock dividends	13,074	—	—	—	13,074
Tax adjustments	14,308	22,279	—	(36,587)	—
Loss on assets held for sale	—	42,244	—	—	42,244
Other	3,596	401	16	—	4,013
Change in other operating elements:
Accounts receivable	(6,483)	(7,597)	(206)	—	(14,286)
Inventories	(889)	(704)	12	—	(1,581)
Other current assets	(1,249)	174	(1)	—	(1,076)
Accounts payable	4,428	248	2	—	4,678
Advance billings and customer deposits	(219)	729	(364)	—	146
Accrued preferred stock dividends	14,899	—	—	—	14,899
Accrued interest	12,188	—	—	—	12,188
Other accrued liabilities	1,578	(338)	(151)	—	1,089

Net cash provided by operating activities	63,225	66,629	282	14,385	144,521

INVESTING ACTIVITIES:

Purchases of property and equipment	(17,496)	(33,625)	(2,583)	—	(53,704)
Proceeds from property exchange, net	121	503	—	—	624
Proceeds from sale of property and equipment	—	(7,200)	—	—	(7,200)
Other	(176)	2	—	—	(174)

Net cash used in investing activities	(17,551)	(40,320)	(2,583)	—	(60,454)

FINANCING ACTIVITIES:

Change in parent company receivable and payable	32,135	(20,035)	2,285	(14,385)	—
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	131	—	—	—	131
Proceeds from issuance of long-term debt under the credit agreement	120,000	—	—	—	120,000
Repayments of long-term debt under the credit agreement	(388,128)	(6,500)	—	—	(394,628)
Proceeds from issuance of 8 1/4% senior secured notes	325,000	—	—	—	325,000
Proceeds from issuance of variable rate notes
Repayment of swaption	(34,184)	—	—	—	(34,184)
Proceeds from unwinding derivative hedge agreements	2,632	—	—	—	2,632
Payments of debt issuance costs	(13,374)	—	—	—	(13,374)
Other	(885)	—	—	—	(885)

Net cash provided by (used in) financing activities	43,327	(26,535)	2,285	(14,385)	4,692

NET (DECREASE) INCREASE IN CASH	89,001	(226)	(16)	—	88,759

CASH AND CASH EQUIVALENTS, at beginning of year	52,262	1,492	34	—	53,788

CASH AND CASH EQUIVALENTS, at end of year	$141,263	$1,266	$18	$—	$142,547

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
Schedule II — Valuation and Qualifying Accounts
Allowance for Doubtful Accounts:

	Years Ended December 31,
(in thousands)	2005	2004	2003
Balance, at beginning of year	$2,456	$3,333	$3,096
Additions charged to income	20,112	12,584	12,784
Write-offs	(19,001)	(13,461)	(12,547)

Balance, at end of year	$3,567	$2,456	$3,333

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholder and Board of Directors
Rural Cellular Corporation Minnesota
Alexandria, Minnesota
We have audited the accompanying balance sheets of RCC Minnesota, Inc. (“RCCM”), a wholly owned subsidiary of Rural Cellular Corporation (“RCC”), as of December 31, 2005 and 2004, and the related statements of operations, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of RCCM’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such financial statements present fairly, in all material respects, the financial position of RCCM at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
March 10, 2006

RCC MINNESOTA, INC.
(A WHOLLY-OWNED SUBSIDIARY OF RURAL CELLULAR CORPORATION)
BALANCE SHEETS

	As of December 31,
	2005	2004
	(In thousands,
	except shares and per share data)
ASSETS

INTERCOMPANY RECEIVABLE	$11,460	$—
LICENSES AND OTHER ASSETS:
Licenses, net	445,098	445,098
Deferred tax asset	5,266	9,905

Total assets	$461,824	$455,003

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of inter-company long-term debt	$49,000	$—
Inter-company taxes payable	20,940	20,940

Total current liabilities	69,940	20,940
LONG-TERM LIABILITIES:
Inter-company long-term debt	301,000	418,529

Total liabilities	370,940	439,469

SHAREHOLDERS’ EQUITY:
Common stock; $0.01 par value; 200,000 shares authorized; 1,000 issued and outstanding	—	—
Additional paid-in capital	68,530	1
Accumulated equity	22,354	15,533

Total shareholders’ equity	90,884	15,534

	$461,824	$455,003

The accompanying notes are an integral part of these financial statements.

RCC MINNESOTA, INC.
(A WHOLLY-OWNED SUBSIDIARY OF RURAL CELLULAR CORPORATION)
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004	2003
(In thousands)
REVENUE:
License management revenue	$49,797	$99,058	$108,349

Total revenue	49,797	99,058	108,349

OPERATING EXPENSES:
Corporate management expense	2,939	3,775	3,714
Other operating	693	407	280
Impairment of assets	—	24,307	28,318

Total operating expenses	3,632	28,489	32,312

OPERATING INCOME	46,165	70,569	76,037

OTHER EXPENSE:
Inter-company interest	34,705	37,942	34,206

INCOME BEFORE INCOME TAX PROVISION	11,460	32,627	41,831

INCOME TAX PROVISION	4,639	13,051	16,732

NET INCOME	$6,821	$19,576	$25,099

The accompanying notes are an integral part of these financial statements.

RCC MINNESOTA, INC.
(A WHOLLY-OWNED SUBSIDIARY OF RURAL CELLULAR CORPORATION)
STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
For the years ended December 31, 2005, 2004, and 2003

	Additional	Accumulated	Total
	Paid-In	Earnings	Shareholders’
	Capital	(Deficit)	Equity (Deficit)
	(In thousands)
BALANCE, December 31, 2002	$1	$(29,142)	$(29,141)

Net income	—	25,099	25,099

BALANCE, December 31, 2003	1	(4,043)	(4,042)

Net income	—	19,576	19,576

BALANCE, December 31, 2004	1	15,533	15,534

Net income	—	6,821	6,821

Parent company capital contribution	68,529	—	68,529

BALANCE, December 31, 2005	$68,530	$22,354	$90,884

The accompanying notes are an integral part of these financial statements.

RCC MINNESOTA, INC.
(A WHOLLY-OWNED SUBSIDIARY OF RURAL CELLULAR CORPORATION)
STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2005	2004	2003
	(In thousands)
OPERATING ACTIVITIES:
Net income	$6,821	$19,576	$25,099
Adjustments to reconcile to net cash provided by operating activities:
Impairment of assets	—	24,307	28,318
Income taxes	4,639	13,051	16,732

Net cash provided by operating activities	11,460	56,934	70,149

INVESTING ACTIVITIES:
Assignment of licenses from wholly-owned subsidiaries of RCC	—	(98,804)	—
Acquisition of licenses	—	(14,526)	(7,200)
Disposition of licenses	—	34,175	—

Net cash used in investing activities	—	(79,155)	(7,200)

FINANCING ACTIVITIES:
Net change in inter-company (receivable)/long-term debt	(11,460)	22,221	(62,949)

Net cash provided by (used in) financing activities	(11,460)	22,221	(62,949)

NET CHANGE IN CASH	—	—	—

CASH AND CASH EQUIVALENTS, at beginning of year	—	—	—

CASH AND CASH EQUIVALENTS, at end of year	$—	$—	$—

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
History of RCC Minnesota, Inc.
The following reflects the history of RCC Licenses, Inc. founded in 1997 and renamed RCC Minnesota, Inc. in 1998:
•	October 1997, RCC assigned its cellular licenses in its Midwest territory to RCC Licenses, Inc.

•	July 1998, RCC Licenses, Inc. changed its name to RCC Minnesota, Inc.

•	December 2000, RGI Group, Inc., Western Maine Cellular, Inc., RCC Holdings, Inc., and MRCC, Inc., wholly-owned subsidiaries of RCC, assigned certain licenses to RCCM. Management agreements between RCCM and RCC operating subsidiaries commenced on December 1, 2000.

•	January 2001, Star Cellular, a wholly-owned subsidiary of RCC, was acquired by RCC and assigned certain licenses to RCCM.

•	February 2001, RCCM entered into an agreement to sell its 10MHz PCS licenses in its Northwest territory.

•	October 2003, RCCM acquired 1900 MHz spectrum from AT&T Wireless Services, Inc. (“AWE”) and one of its affiliates.

•	March 2004, RCCM exchanged certain wireless properties with AWE. Under the agreement, RCCM sold to AWE its Oregon RSA 4 license. RCCM received from AWE licenses in Alabama and Mississippi. In addition, RCCM received from AWE unbuilt PCS licenses covering portions of RCC’s South, Midwest, and Northwest territories.

•	May 2004, RCC Holdings, a wholly-owned subsidiary of RCC, assigned licenses in its Alabama and Mississippi markets to RCCM.

•	November 2004, RCCM acquired additional 1900 MHz PCS licenses, which cover selected areas in its Midwest and Northwest territories.

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
Effective January 1, 2005, RCCM entered into new agreements with RCC’s other operating subsidiaries to amend the method used by RCCM to charge license management fees. Pursuant to the new agreements, RCCM charges each of the other operating subsidiaries a fixed monthly amount for the use of the licenses based on a detailed transfer pricing analysis conducted by RCC.
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
Interest expense. In the year ended December 31, 2005 and 2004, RCCM recognized inter-company interest expense using a rate equal to the weighted average rate of RCC’s total external debt, including preferred securities.

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
The changes in carrying amount of licenses are as follows (in thousands):

	Years Ended December 31,
	2005	2004
Beginning of year	$445,098	$356,075
Acquisitions	—	14,526
Impairment of assets	—	(24,307)
License held for sale	—	—
Assigned from RCC wholly-owned subsidiary	—	98,804

End of year	$445,098	$445,098

RCCM is a wholly-owned subsidiary of RCC and applies SFAS No. 142 in evaluating license impairment. Impairment tests for indefinite-lived intangible assets, consisting of FCC licenses, are required to be performed on an annual basis or on an interim basis if an event occurs or circumstances change that would indicate the asset might be impaired. In accordance with Emerging Issues Task Force (“EITF”) No. 02-7, Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, impairment tests for FCC licenses are performed on an aggregate basis by unit of accounting. RCCM utilizes a fair value approach, incorporating discounted cash flows, to complete the test. This approach determines the fair value of the FCC licenses, using start-up model assumptions and, accordingly, incorporates cash flow assumptions regarding the investment in a network, the development of distribution channels, and other inputs for making the business operational. These inputs are included in determining free cash flows of the unit of accounting, using assumptions of weighted average costs of capital and the long-term rate of growth for the unit of accounting. RCCM believes that its estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. If any of the assumptions were to change, RCCM’s FCC licenses may become impaired.

RCC as a consolidated entity also tests for impairment as required under SFAS No. 142. This is done at the lowest reporting level for which identifiable cash flows exist. Under this guidance RCC has identified four separate units of accounting in 2005, however due to a reorganization going forward, the Company expects to have one unit of accounting. The testing required by SFAS No. 142 at the RCC level resulted in no license impairments in 2005 and 2003 and a $24.3 million impairment in 2004.
In connection with the property exchange with AWE, RCCM recorded a $28.3 million non-cash impairment charge on assets held for sale in the third quarter of 2003.
Inter-company receivable:
RCC funds RCCM through an inter-company account. The receivable balance as of December 31, 2005 was $11.5 million. The balance adjusts as RCCM earns revenue and recognizes expense or as licenses are acquired or sold. This account is settled with the parent company on a periodic basis.
Inter-company long term debt:
RCCM has a $350 million long-term inter-company note with the parent company which matures on March 15, 2011. As of December 31, 2005, the current portion of the note is $49.0 million and the long-term portion is $301.0 million. The note bears an interest rate which is equal to the weighted average cost of indebtedness of the parent company and is adjusted annually. At December 31, 2005, the weighted average cost of indebtedness was 9.78%. The note requires annual payments of $24.6 million.
During 2005, the parent company made a capital contribution of $68.5 million to RCCM, which was used by RCCM to reduce inter-company debt. The parent company anticipates it will continue to fund the operations of RCCM as needed.
3) Income Taxes:
RCCM’s reconciliation of income tax computed at the U.S. federal statutory rate to income tax benefit recorded in the consolidated financial statements was as follows:

	Year Ended December 31,
	2005	2004	2003
Tax at statutory rate	35.0%	35.0%	35.0%
State taxes	5.0	5.0	5.0

	40.0%	40.0%	40.0%

The components of the Company’s income tax provision consists of the following:

	Year Ended December 31,
(in thousands)	2005	2004	2003
Current
Federal	$—	$1,919	$13,703
State	—	281	1,958

	—	2,200	15,661

Deferred
Federal	4,059	9,495	986
State	580	1,356	85

	4,639	10,851	1,071

Total	$4,639	$13,051	$16,732

The income tax effect of the items that create deferred income tax assets are as follows:

	As of December 31,
	2005	2004
Deferred income tax assets:
Operating loss carryforwards	$14,304	$—
Temporary differences:
Intangible assets	—	9,905

Total deferred income tax assets	14,304	—

Deferred income tax liabilities:
Intangible assets	(9,038)	—

Net deferred income tax asset	$5,266	$9,905

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

EXHIBIT INDEX

Exhibit No.	Document
3.1(a)	Articles of Incorporation	[1]
3.1(b)	Amendment to Articles of Incorporation effective March 24, 2000	[1]
3.2(a)	Amended and Restated Bylaws	[1]
3.2(b)	Amendment to Amended and Restated Bylaws effective March 22, 2000	[1]
4.1(a)	Indenture dated March 25, 2004, between Rural Cellular Corporation, as Issuer, and U.S. Bank National Association, as trustee, with respect to the senior secured notes, including the forms of Senior Secured Notes.	[2]
4.1(b)	Collateral Agreement dated as of March 25, 2004, made by Rural Cellular Corporation and each of its subsidiaries that are signatories in favor of U.S. Bank National Association, as Collateral Trustee.	[2]
4.2	Indenture dated August 1, 2003 between Rural Cellular Corporation, as Issuer, and U.S. Bank National Association, as Trustee, with respect to the 9 7/8% Senior Notes Due 2010, including the form of 9 7/8% Senior Notes Due 2010	[3]
4.3	Indenture dated January 16, 2002 between Rural Cellular Corporation, as Issuer, and Wells Fargo Bank, N.A., as Trustee, with respect to the 9 3/4% Senior Subordinated Notes Due 2010, including form of 9 3/4% Senior Subordinated Notes Due 2010	[4]
4.4	Indenture dated November 7, 2005 between Rural Cellular Corporation, as Issuer, and Wells Fargo Bank National Association, as Trustee, with respect to the Senior Subordinated Floating Rate Notes Due 2012, including form of Senior Subordinated Notes Due 2012	***
4.5	Certificate of Designation of 11 3/8% Senior Exchangeable Preferred Stock	[5]
4.6	Certificate of Designation of 12 1/4% Junior Exchangeable Preferred Stock	[1]
4.7(a)	Class A Share Rights Agreement dated April 30, 1999	[6]
4.7(b)	Amendment to the Class A Share Rights Agreement dated March 31, 2000	[7]
4.8(a)	Registration Rights Agreement dated March 31, 2000 by and between Rural Cellular Corporation and Telephone and Data Systems, Inc.	[8]
4.8(b)	Certificate of Designation of Voting Power, Preferences and Relative Participating, Optional and Other Special Rights, Qualifications and Restrictions of Class T Convertible Preferred Stock of Rural Cellular Corporation	[8]
4.9(a)	Preferred Stock Purchase Agreement dated April 3, 2000 among Rural Cellular Corporation, Madison Dearborn Capital Partners III, L.P., Madison Dearborn Special Equity III, L.P., Special Advisors Fund I, LLC, Boston Ventures Limited Partnership V and Toronto Dominion Investment, Inc. (collectively “Class M Investors”)	[8]
4.9(b)	Certificate of Designation of Voting Power, Preferences and Relative Participating, Optional and Other Special Rights, Qualifications and Restrictions of Class M Redeemable Voting Convertible Preferred Stock of Rural Cellular Corporation	[8]
4.9(c)	Registration Rights Agreement dated April 3, 2000 among Rural Cellular Corporation and Class M Investors	[8]
10.1(a)	Credit facility dated as of March 25, 2004 among Rural Cellular Corporation, Lehman Commercial Paper, Inc., as Administrative Agent, and Bank of America, N.A., as Documentation Agent.	[2]
10.1(b)	Guarantee and Collateral Agreement dated as of March 25, 2004 among Rural Cellular Corporation, Lehman Commercial Paper Inc., as Administrative Agent, and Bank of America, N.A., as Documentation Agent.	[2]
10.1(c)	Intercreditor Agreement, dated as of March 25, 2004, among Lehman Commercial Paper Inc., as Senior Agent and Account Agent, U.S. Bank National Association, as Indenture Trustee and Collateral Trustee, Rural Cellular Corporation, a Minnesota corporation, and the Guarantors.	[2]
*10.2	1995 Stock Compensation Plan, as amended to date	[9]
*10.2(a)	Form of Restricted Stock Award Agreement pursuant to 1995 Stock Compensation Plan.	[2]
*10.3	Stock Option Plan for Nonemployee Directors, as amended to date	[10]
*10.4(a)	Employment Agreement with Richard P. Ekstrand effective January 22, 1999	[11]
*10.4(b)	Amendment to Employment Agreement with Richard P. Ekstrand effective January 1, 2001	[12]
*10.4(c)	Second Amendment to Employment Agreement with Richard P. Ekstrand effective July 24, 2001	[13]
*10.4(d)	Third Amendment to Employment Agreement with Richard P. Ekstrand effective August 23, 2001	[13]
*10.4(e)	Fourth Amendment to Employment with Richard P. Ekstrand effective February 27, 2003	[19]
*10.4(f)	Fifth Amendment to Employment with Richard P. Ekstrand effective February 17, 2005	[20]
*10.5(a)	Employment Agreement with Wesley E. Schultz effective January 22, 1999	[11]
*10.5(b)	Amendment to Employment Agreement with Wesley E. Schultz effective January 1, 2001	[12]
*10.5(c)	Second Amendment to Employment Agreement with Wesley E. Schultz effective July 24, 2001	[13]
*10.5(d)	Third Amendment to Employment Agreement with Wesley E. Schultz effective August 23, 2001	[13]
*10.5(e)	Fourth Amendment to Employment Agreement with Wesley E. Schultz effective February 17, 2005	[20]
*10.6(a)	Employment Agreement with Ann K. Newhall effective February 6, 1999	[14]
*10.6(b)	Amendment to Employment Agreement with Ann K. Newhall effective January 1, 2001	[12]
*10.6(c)	Second Amendment to Employment Agreement with Ann K. Newhall effective July 24, 2001	[13]
*10.6(d)	Third Amendment to Employment Agreement with Ann K. Newhall effective August 23, 2001	[13]
*10.6(e)	Fourth Amendment to Employment Agreement with Ann K. Newhall effective February 17, 2005	[20]
*10.7(a)	Change of Control Agreement with David Del Zoppo effective January 2, 2001	[12]
*10.7(b)	Amendment to Change of Control Agreement with David Del Zoppo effective July 24, 2001	[13]
*10.8(a)	Key Employee Deferred Compensation Plan	[15]
*10.8(b)	Amendment to Key Employee Deferred Compensation Plan	[16]
*10.8(c)	Second Amendment to Key Employee Deferred Compensation Plan	***
*10.9	Key Employee Deferred Compensation Plan II	***
*10.10	Management Incentive Plan	[17]
**10.11(a)	Master Purchase Agreement dated March 14, 2002 by and between Rural Cellular Corporation and Ericsson Inc.	[18]
**10.11(b)	Addendum dated August 4, 2003 to Master Purchase Agreement	[18]

Exhibit No.	Document
**10.12(a)	Intercarrier Multi-Standard Roaming and Colocation Agreement by and between Cingular Wireless LLC and Rural Cellular Corporation effective June 6, 2003 (“Roaming Agreement”)	[19]
**10.12(b)	Amendment No. 1 to Roaming Agreement	[19]
**10.13	Billing Services and License Agreement between VeriSign, Inc and Rural Cellular Corporation.	[21]
21	Subsidiaries of Registrant	***
23.1	Consent of Deloitte & Touche LLP regarding financial statements of Rural Cellular Corporation	***
23.2	Consent of Deloitte & Touche LLP regarding financial statements of RCC Minnesota, Inc.	***
31.1	Section 302 Certification Sarbanes-Oxley Act of 2002	***
31.2	Section 302 Certification Sarbanes-Oxley Act of 2002	***
32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of Sarbanes Oxley Act	***

[1]	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

[2]	Filed as an exhibit to Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

[3]	Filed with Report on Form 10-Q for quarter ended June 30, 2003, and incorporated herein by reference

[4]	Filed as an Exhibit to Report on Form 10-K for year ended December 31, 2001, and incorporated herein by reference

[5]	Filed as an exhibit to Registration Statement on Form S-4 (SEC No. 333-57677), filed June 25, 1998, and incorporated herein by reference.

[6]	Filed as an exhibit to Registration Statement on Form 8-A filed May 19, 1999 and incorporated herein by reference.

[7]	Filed as an exhibit to Registration Statement on Form 8-A/A-1 filed April 18, 2000 and incorporated herein by reference.

[8]	Filed as an exhibit to Report on Form 8-K dated April 1, 2000 and incorporated herein by reference.

[9]	Filed with definitive Proxy Statement for 2000 Annual Meeting on April 7, 2000 and incorporated herein by reference.

[10]	Filed with definitive Proxy Statement for 2002 Annual Meeting on April 8, 2002 and incorporated herein by reference.

[11]	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

[12]	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

[13]	Filed as an exhibit to Report on Form 10-Q/A for the quarter ended September 30, 2001, and incorporated herein by reference.

[14]	Filed as an exhibit to Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.

[15]	Filed as an exhibit to Report on Form 10-Q/A for the quarter ended June 30, 2001, and incorporated herein by reference.

[16]	Filed as an exhibit to Report on Form 10-K for year ended December 31, 2002, and incorporated herein by reference

[17]	Filed with definitive Proxy Statement for 2001 Annual Meeting on April 9, 2001, and incorporated herein by reference.

[18]	Filed as an exhibit to Report on Form 10-K/A for the year ended December 31, 2003, and incorporated herein by reference.

[19]	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

[20]	Filed as an exhibit to Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.

[21]	Filed as an exhibit to Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

*	Management contract or compensation plan or arrangement required to be filed as an exhibit to this Form.

**	Portions of this exhibit have been omitted and filed separately with the Secretary of the Securities and Exchange Commission pursuant to Registrant’s request for confidential treatment of such information under Rule 24b-2 of the Securities Exchange Act of 1934.

***	Filed herewith.