Form 10-Q
period 2006-03-31
RURAL CELLULAR CORP
filed 2006-05-10
CIK 869561

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2006.

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
Yes ☑            No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☑
          Number of shares of common stock outstanding as of the close of business on May 4, 2006.

Class A	13,822,749
Class B	427,334

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

	March 31,	December 31,
(In thousands)	2006	2005
CURRENT ASSETS:
Cash and cash equivalents	$55,182	$86,822
Short-term investments	87,082	66,778
Accounts receivable, less allowance for doubtful accounts of $3,467 and $3,567	60,087	72,887
Inventories	8,217	12,849
Other current assets	4,033	4,280

Total current assets	214,601	243,616

PROPERTY AND EQUIPMENT, net	258,986	277,408

LICENSES AND OTHER ASSETS:
Licenses, net	548,513	548,513
Goodwill, net	348,684	348,684
Customer lists, net	24,660	29,301
Deferred debt issuance costs, net	25,610	27,022
Other assets, net	5,559	6,138

Total licenses and other assets	953,026	959,658

	$1,426,613	$1,480,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ DEFICIT
(Unaudited)

(In thousands,	March 31,	December 31,
except per share data)	2006	2005
CURRENT LIABILITIES:
Accounts payable	$34,554	$53,492
Advance billings and customer deposits	11,734	11,885
Accrued interest	17,119	39,336
Other accrued expenses	7,304	8,981

Total current liabilities	70,711	113,694
LONG-TERM LIABILITIES	1,855,817	1,847,994

Total liabilities	1,926,528	1,961,688

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK	174,493	170,976

SHAREHOLDERS’ DEFICIT:
Class A common stock; $.01 par value; 200,000 shares authorized, 13,810 and 13,530 outstanding	138	135
Class B common stock; $.01 par value; 10,000 shares authorized, 427 and 427 outstanding	4	4

Additional paid-in capital	212,530	212,420
Accumulated deficit	(887,080)	(862,742)
Unearned compensation	—	(1,799)

Total shareholders’ deficit	(674,408)	(651,982)

	$1,426,613	$1,480,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited)

	Three months ended
(In thousands,	March 31,
except per share data)	2006	2005
REVENUE:
Service	$95,970	$94,695
Roaming	30,806	19,622
Equipment	6,356	9,054

Total revenue	133,132	123,371

OPERATING EXPENSES:
Network costs, excluding depreciation	32,307	26,722
Cost of equipment sales	13,027	14,378
Selling, general and administrative	34,250	35,490
Depreciation and amortization	29,427	22,967

Total operating expenses	109,011	99,557

OPERATING INCOME	24,121	23,814

OTHER INCOME (EXPENSE):
Interest expense	(46,340)	(42,707)
Interest and dividend income	1,500	338
Other	(210)	(19)

Other expense, net	(45,050)	(42,388)

LOSS BEFORE INCOME TAX BENEFIT	(20,929)	(18,574)

INCOME TAX BENEFIT	(105)	(105)

NET LOSS	(20,824)	(18,469)

PREFERRED STOCK DIVIDEND	(3,514)	(3,335)

LOSS APPLICABLE TO COMMON SHARES	$(24,338)	$(21,804)

LOSS PER BASIC AND DILUTED SHARE	$(1.74)	$(1.77)

WEIGHTED AVERAGE SHARES USED TO COMPUTE LOSS PER BASIC AND DILUTED SHARE	13,979	12,316

COMPREHENSIVE LOSS:
LOSS APPLICABLE TO COMMON SHARES	$(24,338)	$(21,804)

Adjustments — derivative financial instruments	—	(172)

TOTAL COMPREHENSIVE LOSS	$(24,338)	$(21,976)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
(In Thousands)	2006	2005
OPERATING ACTIVITIES:
Net loss	$(20,824)	$(18,469)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and customer list amortization	29,427	22,967
Loss on write-off of senior exchangeable preferred stock issuance costs	42	—
Mark-to-market adjustments — financial instruments	(428)	—
Gain on repurchase of senior exchangeable preferred stock	(173)	—
Non-cash senior and junior exchangeable preferred stock dividends	—	7,711
Stock based compensation	63	53
Deferred income taxes	(105)	(105)
Other	1,422	1,278
Change in other operating elements:
Accounts receivable	9,750	4,624
Inventories	4,632	(4,886)
Other current assets	247	868
Accounts payable	(9,973)	(13,942)
Advance billings and customer deposits	(151)	(32)
Accrued senior and junior exchangeable preferred stock dividends	13,828	5,944
Accrued interest	(22,217)	(19,508)
Other accrued expenses	(1,677)	250

Net cash provided by (used in) operating activities	3,863	(13,247)

INVESTING ACTIVITIES:
Purchases of property and equipment	(12,804)	(26,056)
Purchases of short-term investments	(38,234)	—
Maturities of short-term investments	18,999	—
Proceeds from sale of property and equipment	374	63
Other	(208)	(69)

Net cash used in investing activities	(31,873)	(26,062)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	1,888	380
Repurchase of senior exchangeable preferred stock	(5,518)	—
Other	—	(43)

Net cash (used in) provided by financing activities	(3,630)	337

NET DECREASE IN CASH	(31,640)	(38,972)
CASH AND CASH EQUIVALENTS, at beginning of year	86,822	85,339

CASH AND CASH EQUIVALENTS, at end of period	$55,182	$46,367

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1) BASIS OF PRESENTATION:
Throughout this document, Rural Cellular Corporation and its subsidiaries are referred to as “RCC,” “we,” “our,” or “us.”
The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2006 and 2005 have been prepared by management. In the opinion of management, only normal recurring adjustments necessary to fairly present the financial position, results of operations, and cash flows for all periods presented have been made.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results for the full fiscal year or for any other interim periods.
2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
For a detailed discussion of our significant accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes in the application of our significant accounting policies except as described below. Applications of these policies in preparing the first quarter 10-Q require that estimates be made by management to fairly present the financial position of RCC.
Recently Issued Accounting Pronouncements
Accounting for Share-Based Payments. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is to be measured based on the fair value of the equity or liability instruments issued. In April 2005, the adoption date of SFAS No. 123(R) was delayed to financial statements issued for the first annual period beginning after June 15, 2005. We adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective method. The impact of adopting this Standard is discussed in Note 3. “Accounting for Stock Options.”
Accounting Changes and Error Corrections. In May 2005, the FASB, as part of an effort to conform to international accounting standards, issued SFAS No. 154, Accounting Changes and Error Corrections, (SFAS No. 154). SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 requires that all voluntary changes in accounting principles be retrospectively applied to prior financial statements as if that principle had always been used, unless it is impracticable to do so. When it is impracticable to calculate the effects on all prior periods, SFAS No. 154 requires that the new principle be applied to the earliest period practicable. SFAS No. 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS No. 154 did not have a material effect on our financial position or results of operations.

3) ACCOUNTING FOR STOCK OPTIONS:
Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment (Revised 2004),” which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors, including stock options and employee stock purchases under a stock purchase plan, based on estimated fair values, using the modified prospective transition method. SFAS No. 123(R) supersedes previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to application of SFAS No. 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS No. 123(R).
Upon adoption of SFAS No. 123(R), we continued to use the Black-Scholes option pricing model as our method of valuation for stock-based awards. Our determination of the fair value of stock-based awards on the date of grant is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award, our expected stock price volatility over the term of the award and actual and projected exercise behaviors. Although the fair value of stock-based awards is determined in accordance with SFAS No. 123(R) and SAB 107, the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results.
We accounted for stock options granted prior to December 31, 2005 in accordance with APB 25, under which no compensation expense was recognized as the grant date fair value was equal to the exercise price. In accordance with the modified prospective transition method pursuant to SFAS No. 123(R), our condensed consolidated financial statements for periods prior to the first quarter of fiscal 2006 have not been restated to reflect this change. Stock-based compensation recognized during each period is based on the value of the portion of the stock-based awards that will vest during that period, adjusted for expected forfeitures. Stock-based compensation recognized in our condensed consolidated financial statements for the first quarter of fiscal 2006 included compensation costs for stock-based awards granted prior to, but not fully vested as of, December 31, 2005 and stock-based awards granted subsequent to December 31, 2005. We additionally reclassified unearned compensation on restricted stock awards of $1.8 million to additional paid in capital. The cumulative effect adjustment for forfeitures related to stock-based awards was immaterial.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. The expected term (estimated period of time outstanding) of options granted is estimated using the historical exercise behavior of employees. The expected volatility is based on historical volatility for a period equal to the stock option’s expected life. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.
We used the following assumptions to estimate the fair value of share-based payment awards:

	Stock Options		Employee Stock Purchase Plan
	Three months ended		Three months ended
	March 31,	March 31,	March 31,	March 31,
	2006 (1)	2005 (1)	2006	2005
Average expected term (years)	—	—	1 yr	1 yr
Expected volatility	—	—	58.00%	85.94%
Risk-free interest rate (range)	—	—	4.38%	7.25%
Expected dividend yield	—	—	—	—

(1)	Options were not granted in this period and accordingly, valuation assumptions were not determined.

The following table summarizes the share-based compensation expense included in operating expense that we recorded within the accompanying condensed statements of operations and comprehensive loss. There is no change to earnings per share as a result of recording this expense.

	Three months ended March 31,
(in thousands)	2006	2005
Total stock-based compensation included in SG&A	$63	$53
The following table summarizes plan activity under our various stock compensation plans through March 31, 2006:

	Nonemployee	Stock	Employee Stock
	Directors Plan	Compensation Plan	Purchase Plan
Available for issuance at December 31, 2005	163,750	41,659	174,196

Options granted	—	—	—
Restricted stock awarded	—	(25,000)	—
Options forfeited	—	29,517	—

Available for issuance at March 31, 2006	163,750	46,176	174,196

Stock Option Plan for Nonemployee Directors. The stock option plan for nonemployee directors authorizes the issuance of up to 400,000 shares of Class A common stock. The stock option plan provides that the option price shall not be less than the fair market value of the Class A common stock on the date of grant. The options vest and become exercisable one year following the date of grant and expire five years thereafter.
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
Under the Stock Compensation Plan, RCC has entered into restricted stock agreements with certain key employees, covering the issuance of Class A common stock (“Restricted Stock”), which under SFAS No. 123(R) are considered to be nonvested shares, as defined. The Restricted Stock granted includes both service and performance conditions. Shares issued prior to December 31, 2005 have a five-year cliff vesting and require that RCC achieves certain financial goals over the five-year vesting period. Shares issued during the first quarter of 2006 have three-year cliff vesting and require that we achieve certain financial and customer goals during 2006. The stock will be released to employees after all conditions have been met. Management has accrued compensation cost based on expectations of whether the conditions as described will be met and will reevaluate these expectations quarterly. Shares of Restricted Stock when issued have full voting rights and are entitled to any dividends paid on the Class A common stock. The restricted shares were granted to the recipients at no cost. As of March 31, 2006, there was a total of $1.8 million of total unrecognized compensation cost related to restricted stock awards. This compensation cost will be expensed over a remaining average life of 3.2 years. The total fair value of shares vested during the three months ended March 31, 2006 and 2005 totaled approximately $12,000 and $0, respectively.

For the quarter, transactions in restricted stock were as follows:

	Three months ended	Weighted Average
	March 31, 2006	Fair Value
	Shares	Shares
Restricted Stock Awards, December 31, 2005	160,167	$9.37

Granted	25,000	14.87
Vested	(1,255)	9.51
Forfeited	(5,245)	9.51

Restricted Stock Awards, outstanding, at March 31, 2006	178,667	$10.14

Employee Stock Purchase Plan. Under the employee stock purchase plan, employees who satisfy certain length of service and other criteria are permitted to purchase shares of Class A common stock at 85% of the fair market value of the Class A common stock on the first business day of January or the last business day of December of each year, whichever is lower. The number of shares authorized to be issued under the employee stock purchase plan is 750,000. Each year, employees participate in this plan by making contributions through payroll deduction. The number of purchased shares is determined in January of the following year. Accordingly, we issued 88,116 and 71,398, shares, at an exercise price of $5.32 and $5.30, respectively, during the three months ended March 31, 2006 and 2005. For financial statement purposes, these shares are reported as being issued during the year the employee made the contribution.
Stock Options
Stock options outstanding under our Stock Option Plan for Nonemployee Directors and Stock Compensation Plan as of March 31, 2006 have exercise prices ranging between $0.76 and $79.25. Stock options granted to employees prior to January 1, 2006 typically vest ratably over five years and have a maximum term of ten years. Stock options granted to directors prior to January 1, 2006 typically vest after one year and have a maximum term of six years. The expense related to these options is recorded on a straight line basis over the vesting period. There were no stock options issued under either plan in the first quarter of 2006. As of March 31, 2006, there was a total of $644,000 of total unrecognized compensation cost related to stock awards, which will be expensed over a weighted average of 1.4 years.
Information related to stock options issued under the two plans is as follows:

	Three months ended
	March 31, 2006
			Weighted
			average
		Weighted	remaining
		Average	contractual	Intrinsic Value
	Shares	Exercise Price	term	(in thousands) (1)
Outstanding at December 31, 2005	1,863,029	$15.09

Granted	—	—
Exercised	(172,060)	8.22		$1,116
Forfeited	(24,272)	19.26

Outstanding, at March 31, 2006	1,666,697	$15.74	5.0 yrs	$9,670

Exercisable, at March 31, 2006	1,278,527	$19.16	4.8 yrs	$5,234

(1)	The intrinsic value of options exercised during the three months ended March 31, 2005 was $1,248. The aggregate intrinsic value of options outstanding and exercisable at March 31, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for their respective shares that had exercise prices lower than the $14.71.

The fair value of options which vested during the three months ended March 31, 2006 and 2005 was $60,929 and $1.2 million, respectively.
There were no options granted during the three months ended March 31, 2006 and 2005, accordingly, there was not a weighted-average grant date fair value.
For the three months ended March 31, 2006 and 2005, we received $1.9 million and $380,000, respectively, in cash from option exercises and issuance of stock under the Stock Purchase Plan. We have not realized any tax benefit on option exercises given our operating loss carry forward position and uncertainties regarding our ability to realize our deferred tax assets.
The following schedule shows our net loss and net loss per share for the three months ended March 31, 2005, had compensation expense been determined consistent with the provisions of SFAS No. 123(R). The pro forma information presented below is based on several subjective assumptions and should not be viewed as indicative of future periods.

Three months
ended
March 31,
(in thousands, except for per share data)	2005
Net loss applicable to common shares:
As reported	$(21,804)
Fair value compensation expense	(730)

Pro forma	$(22,534)

WEIGHTED AVERAGE SHARES USED TO COMPUTE LOSS PER BASIC AND DILUTED SHARE	12,316

Net loss per basic and diluted share:
As reported	$(1.77)
Fair value compensation expense	(0.06)

Pro forma	$(1.83)

The decline in stock compensation expense during the three months ended March 31, 2006 to $63,000 as compared to $730,000 during the three months ended March 31, 2005 (assuming compensation expense was determined consistent with the provisions of SFAS No. 123(R)), primarily reflects a higher number of shares vesting in 2005 as compared to 2006 together with a decline in the weighted average fair value of our stock option awards.
Approval of 2006 Omnibus Incentive Plan Shares Available Under the Plan. On February 16, 2006, the Board unanimously approved and adopted, subject to the approval of RCC’s shareholders at the annual meeting, the Rural Cellular Corporation 2006 Omnibus Incentive Plan (the “New Plan”). The New Plan affords the Board, acting through its Compensation Committee, the ability to design compensatory awards that are responsive to RCC’s needs and includes authorization for a variety of awards designed to advance RCC’s interests and long-term success by encouraging stock ownership among officers, directors, and employees. RCC has historically granted stock options and restricted stock under various incentive compensation plans, including our 1995 Stock Compensation Plan and the Stock Option Plan for Nonemployee Directors (the “Prior Plans”). No further awards may be made under these Prior Plans after approval of the New Plan, but unissued shares from those plans are being transferred to the New Plan. If approved by shareholders, the New Plan will become effective and will replace the Prior Plans and the Management Incentive Plan. RCC’s Employee Stock Purchase Plan will continue in effect.

The number of shares of RCC’s Class A common stock that may be issued or transferred under the New Plan will not exceed 1,000,000 shares plus any shares not issued or subject to outstanding awards under the RCC’s Prior Plans as of the effective date of the Plan or any such shares that cease for any reason to be subject to the Prior Plans after the effective date of the New Plan.
4) LICENSES AND OTHER INTANGIBLE ASSETS:
Licenses consist of the value assigned to our personal communications services (“PCS”) licenses and cellular licenses. Other intangibles, resulting primarily from acquisitions, include the value assigned to customer lists and goodwill. Amortization is computed using the straight-line method based on the estimated useful life of the asset. Customer lists are our only intangible asset with a definitive useful life; all others are considered to have indefinite useful lives.
Customer list amortization expense for the three months ended March 31, 2006 and 2005 was approximately $4.6 million. Annual customer list amortization expense is estimated to be $18.6 million in 2006, $8.2 million in 2007, $2.4 million in 2008, and $86,000 after 2008.
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
In accordance with Emerging Issues Task Force (“EITF”) No. 02-7 (“EITF 02-7”), “Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets,” impairment tests for indefinite-lived intangible assets, including FCC licenses, are required to be performed on an annual basis or on an interim basis if an event occurs or circumstances change that would indicate the asset might be impaired. We utilize a fair value approach, incorporating discounted cash flows, to complete the test. This approach determines the fair value of the FCC licenses, using start-up model assumptions and, accordingly, incorporates cash flow assumptions regarding the investment in a network, the development of distribution channels, and other inputs for making the business operational. These inputs are included in determining free cash flows of the reporting unit, using assumptions of weighted average costs of capital and the long-term rate of growth for each reporting unit. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. If any of the assumptions were to change, FCC licenses may become impaired. There was no impairment charge in the three months ended March 31, 2006 and 2005 related to our assessment under SFAS No. 142.
Deferred Debt Issuance Costs
Deferred debt issuance costs relate to the credit facility, senior secured notes, senior notes, senior subordinated notes and certain preferred stock issuances. These costs are being amortized over the terms of the respective instruments. If the related debt issuance is extinguished prior to maturity, the debt issuance costs are immediately expensed. We recorded within interest expense $1.2 million of debt issuance costs in each of the three months ended March 31, 2006 and March 31, 2005.

5) LONG-TERM LIABILITIES:
We had the following long-term liabilities outstanding (in thousands):

	March 31,	December 31,
	2006	2005
Revolving credit facility	$58,000	$58,000
Senior subordinated floating rate notes	175,000	175,000
8 1/4% senior secured notes	350,000	350,000
Senior secured floating rate notes	160,000	160,000
9 7/8% senior notes	325,000	325,000
9 3/4% senior subordinated notes	300,000	300,000
11 3/8% senior exchangeable preferred stock	144,149	148,708
Accrued dividends on 11 3/8% senior exchangeable preferred stock	36,519	32,520
12 1/4% junior exchangeable preferred stock	255,558	255,558
Accrued dividends on 12 1/4% junior exchangeable preferred stock	37,189	28,490
Deferred tax liability	13,456	13,561
Discount on senior subordinated floating rate notes	(2,092)	(2,132)
Other	3,038	3,289

Long-term liabilities	$1,855,817	$1,847,994

Credit Agreement – As of March 31, 2006, we had drawn $58 million under our revolving credit facility at a rate of LIBOR plus 3.0% (7.69% as of March 31, 2006). The credit facility is subject to various covenants, including the ratio of senior secured indebtedness to annualized operating cash flow (as defined in the credit facility), the ratio of total indebtedness to annualized operating cash flow, and the ratio of annualized operating cash flow to interest expense. RCC was in compliance with all financial covenants at March 31, 2006.
Senior Subordinated Floating Rate Notes. In November 2005, we issued $175 million of Senior Subordinated Floating Rate Notes due 2012, which were sold at an original issue discount of $2.2 million, or 1.25%. The effective interest rate at March 31, 2006 was 10.7%. Interest is reset quarterly.
We may redeem any of the Senior Subordinated Floating Rate Notes at any time on or after November 1, 2007, in whole or in part, at prices starting at 102.000% at November 1, 2007, and declining to 101.000% at November 1, 2008 and 100.000% at November 1, 2009, plus accrued and unpaid interest and liquidated damages, if any, up to, but excluding, the date of redemption. In addition, on or before November 1, 2007, we may redeem up to 35% of the aggregate principal amount of notes issued under the indenture at a redemption price of 100% of the principal amount plus a premium equal to the interest rate per annum on the notes applicable on the date on which notice of redemption is given, plus accrued and unpaid interest and liquidated damages, if any, up to, but excluding, the date of redemption, with the proceeds of certain equity offerings. We may make that redemption only if, after that redemption, at least 65% of the aggregate principal amount of notes issued under the indenture remain outstanding.

Senior Secured Notes – In March 2004, we issued $350 million aggregate principal amount of 8 1/4% senior secured notes due March 15, 2012 (“2012 notes”) and $160 million aggregate principal amount of senior secured floating rate notes due March 15, 2010 (“2010 notes”). The effective interest rate on the 2010 notes was 9.4% and 9.0% at March 31, 2006 and December 31, 2005, respectively. Interest on the 2010 notes is reset quarterly and payable on March 15, June 15, September 15, and December 15 of each year. Interest on the 2012 notes is payable on March 15 and September 15 of each year. See Note 9. “Events Subsequent to March 31, 2006” for information regarding the issuance of $160 million aggregate principal amount senior secured notes.
After March 15, 2006, we may redeem the 2010 notes, in whole or in part, at prices starting 102.000%, declining to 101.000% at March 15, 2007, and to 100.000% at March 15, 2008, plus accrued and unpaid interest to but excluding the date fixed for redemption.
After March 15, 2008, we may redeem the 2012 notes, in whole or in part, at prices starting at 104.125% of the principal amount at March 15, 2008, and declining to 102.063% at March 15, 2009 and 100.000% at March 15, 2010, plus accrued and unpaid interest to but excluding the date fixed for redemption. At any time, which may be more than once, before March 15, 2007, we can choose to redeem up to 35% of the 2012 notes with funds raised in certain equity offerings for 108.250% of the aggregate principal amount of the 2012 notes redeemed, plus accrued and unpaid interest to, but excluding, the date of redemption.
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
11 3/8% Senior Exchangeable Preferred Stock – Due May 15, 2010. Dividends on the senior exchangeable preferred stock are cumulative, are payable quarterly, and were payable, until May 15, 2003, at our option either in cash or by the issuance of additional shares of senior exchangeable preferred stock having an aggregate liquidation preference equal to the amount of such dividends. Except as described below, we have not declared or paid any cash dividends since August 2003.
Because we had failed to pay at least six quarterly dividends on our senior exchangeable preferred stock, a “Voting Rights Triggering Event” occurred as of November 15, 2004, and the holders of senior exchangeable preferred stock had the right to elect two directors to RCC’s board, which they exercised at the our annual meeting on May 24, 2005, when they elected James V. Continenza and Jacques Leduc to our board. We anticipate James V. Continenza and Jacques Leduc to be reelected at the Annual Meeting on May 25, 2006. However, as of the date of this filing, we have not been advised whether they will be nominated for reelection.
In October 2005, we paid four quarterly dividends on the senior exchangeable preferred stock and on May 3, 2006, we paid an additional two quarterly dividends. See Note 9. “Events Subsequent to March 31, 2006” for information regarding the most recent payment. In each case, the number of unpaid dividends was reduced to five, thus eliminating any uncertainty under the provisions of the certificate of designation establishing the senior exchangeable preferred stock regarding the ability of RCC to incur debt.

RCC has accrued the undeclared dividends by increasing the carrying amount of the senior exchangeable preferred stock. At March 31, 2006, RCC had accrued $36.5 million in undeclared dividends, which will be payable at the mandatory redemption date, if not sooner declared and paid.
We may redeem the senior exchangeable preferred stock, in whole or in part, at any time at a redemption price equal to 102.844% of the liquidation preference at May 15, 2005, declining to 101.422% at May 15, 2006 and 100.000% at May 15, 2007, plus accumulated and unpaid dividends, if any, to but excluding the redemption date.
Gain on repurchase of Senior Exchangeable Preferred Stock. During the three months ended March 31, 2006, we repurchased 4,560 shares of senior exchangeable preferred stock for $5.5 million. The corresponding $173,000 gain, not including transaction commissions and other related fees, was recorded as a reduction of interest expense within the consolidated statement of operations.
12 1/4% Junior Exchangeable Preferred Stock – Due February 15, 2011. Dividends on the junior exchangeable preferred stock are cumulative, are payable quarterly, and are to be paid on any dividend payment date occurring after February 15, 2005 in cash. We have not declared or paid the cash dividends due since May 2005. If we continue not to pay the dividends on the junior exchangeable preferred stock, beginning August 15, 2006, the holders will have the right to elect two directors to our board.
RCC has accrued the undeclared dividends by increasing the carrying amount of the junior exchangeable preferred stock. At March 31, 2006, RCC had accrued $37.2 million in undeclared dividends with respect to our junior exchangeable preferred stock, which will be payable at the mandatory redemption date, if not sooner declared and paid.
Through February 14, 2007, we may redeem the junior exchangeable preferred stock, in whole or in part, at any time, at a redemption price equal to 104.594% of the liquidation preference, declining to 103.063% at February 15, 2007, 101.531% at February 15, 2008, and 100.000% at February 15, 2009, plus accumulated and unpaid dividends, if any, to but excluding the redemption date.
The shares of the senior and junior exchangeable preferred stock are non-voting, except as otherwise required by law and as provided in their respective Certificates of Designation. Each Certificate of Designation provides that at any time dividends on the outstanding exchangeable preferred stock are in arrears and unpaid for six or more quarterly dividend periods (whether or not consecutive), the holders of a majority of the outstanding shares of the affected exchangeable preferred stock, voting as a class, will be entitled to elect the lesser of two directors or that number of directors constituting 25% of the members of RCC’s Board of Directors. The voting rights continue until such time as all dividends in arrears on the affected class of exchangeable preferred stock are paid in full (and, in the case of the senior exchangeable preferred stock after May 15, 2003, or in the case of the junior exchangeable preferred stock after February 15, 2005, are paid in cash), at which time the terms of any directors elected pursuant to such voting rights will terminate. Voting rights may also be triggered by other events described in the Certificates of Designation.
Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. RCC’s 11 3/8% Senior Exchangeable and 12 1/4 % Junior Exchangeable Preferred securities, as a result of adopting SFAS No. 150 effective July 1, 2003, have been reclassified into Long-Term Liabilities, as the securities are exchangeable at our option for debentures of like terms. The dividend expense related to these instruments is classified as interest expense. For the three months ended March 31, 2006 and 2005, dividends on these instruments were $13.8 million and $13.7 million, respectively.

6) REDEEMABLE PREFERRED STOCK:
In April 2000, we issued 110,000 shares of Class M Voting Convertible Preferred stock. The security has a liquidation preference of $1,000 per share and is to be redeemed on April 3, 2012 at 100% of its total liquidation preference plus accumulated and unpaid dividends. Based on SFAS No. 150 guidelines, the RCC’s Class M Preferred Stock does not meet the characteristics of a liability and is presented between liability and equity on the RCC’s balance sheet.
Class M Voting Convertible Preferred security balance sheet reconciliation (in thousands):

As of
March 31, 2006
Preferred securities originally issued	$110,000
Accrued dividends	66,824
Unamortized issuance costs	(2,331)

$174,493

Dividends on the Class M convertible preferred stock are compounded quarterly, accrue at 8% per annum, and are payable upon redemption of the stock or upon liquidation of RCC. The Class M convertible preferred stock was originally convertible into our Class A common stock at $53.00 per share, and subsequently adjusted to $50.43 per share in 2005. Dividends are not payable if the shares are converted. The holders of the Class M convertible preferred stock are entitled to vote on all matters submitted to the holders of the common stock on an as-converted basis. The Class M convertible preferred stock is senior to our common stock with respect to dividend rights and rights on liquidation, winding-up and dissolution of RCC.
7) NET INTEREST EXPENSE
Components of interest expense are as follows:

	Three months ended
	March 31,
(in thousands)	2006	2005	$ Change	% Change
Interest expense on credit facility	$1,093	$—	$1,093	—
Interest expense on senior secured notes	10,831	10,058	773	7.7%
Interest expense on senior notes	8,023	8,023	0	—
Interest expense on senior subordinated notes	11,857	10,320	1,537	14.9%
Amortization of debt issuance costs	1,185	1,170	15	1.3%
Write-off of debt issuance costs	42	—	42	—
Senior and junior preferred stock dividends	13,828	13,654	174	1.3%
Effect of derivative instruments	(428)	(171)	(257)	(150.3)%
Gain on repurchase of senior exchangeable preferred stock	(173)	—	(173)	—
Other	82	(347)	429	123.6%

	$46,340	$42,707	$3,633	8.5%

8) GUARANTOR/NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL INFORMATION
RCC’s obligations under the Senior Secured Floating Rate Notes due 2010 and 8 1/4% Senior Secured Notes due 2012 are senior secured obligations and are fully and unconditionally guaranteed on a senior, secured, second-priority basis by certain of RCC’s subsidiaries. Wireless Alliance, LLC(a 70% owned joint venture which is consolidated in our financial statements) is not a guarantor of the notes.
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

Balance Sheet Information as of March 31, 2006 (unaudited)
(In thousands, except per share data):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$52,459	$2,690	$33	$—	$55,182
Short term investments	87,082	—	—	—	87,082
Accounts receivable, less allowance for doubtful accounts	22,248	35,809	2,030	—	60,087
Inventories	2,546	5,454	217	—	8,217
Other current assets	1,418	2,634	(19)	—	4,033
Current inter-company receivable	29,668	13,976	—	(43,644)	—

Total current assets	195,421	60,563	2,261	(43,644)	214,601

PROPERTY AND EQUIPMENT, net	51,241	199,500	8,245	—	258,986

LICENSES AND OTHER ASSETS:
Licenses, net	—	539,834	8,679	—	548,513
Goodwill, net	3,151	345,533	—	—	348,684
Customer lists, net	878	23,782	—	—	24,660
Deferred debt issuance costs, net	25,610	—	—	—	25,610
Investment in consolidated subsidiaries	1,134,613	—	—	(1,134,613)	—
Other assets, net	2,766	4,832	2,143	(4,182)	5,559

Total licenses and other assets	1,167,018	913,981	10,822	(1,138,795)	953,026

	$1,413,680	$1,174,044	$21,328	$(1,182,439)	$1,426,613

CURRENT LIABILITIES:
Accounts payable	$19,130	$14,990	$434	—	$34,554
Advance billings and customer deposits	2,426	9,065	243	—	11,734
Accrued interest	17,119	—	—	—	17,119
Other accrued expenses	33,478	49,548	42	(75,764)	7,304
Current inter-company payable	—	98,407	(5,763)	(92,644)	—

Total current liabilities	72,153	172,010	(5,044)	(168,408)	70,711
LONG-TERM LIABILITIES	1,841,442	1,021,635	41,028	(1,048,288)	1,855,817

Total liabilities	1,913,595	1,193,645	35,984	(1,216,696)	1,926,528

REDEEMABLE PREFERRED STOCK	174,493	—	—	—	174,493

SHAREHOLDERS’ EQUITY (DEFICIT):
Class A common stock; $.01 par value; 200,000 shares authorized,13,810 outstanding	138	2	—	(2)	138
Class B common stock; $.01 par value; 10,000 shares authorized, 427 outstanding	4	—	—	—	4
Additional paid-in capital	212,530	760,152	31,679	(791,831)	212,530
Accumulated earnings (deficit)	(887,080)	(779,755)	(46,335)	826,090	(887,080)

Total shareholders’ equity (deficit)	(674,408)	(19,601)	(14,656)	34,257	(674,408)

	$1,413,680	$1,174,044	$21,328	$(1,182,439)	$1,426,613

Balance Sheet Information as of December 31, 2005
(in thousands, except per share data):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$84,136	$2,639	$47	$—	$86,822
Short-term investments	66,778	—	—	—	66,778
Accounts receivable, less allowance for doubtful accounts	25,166	45,486	2,235	—	72,887
Inventories	3,721	8,945	183	—	12,849
Other current assets	1,590	2,606	84	—	4,280
Current inter-company receivable	40,778	11,460	—	(52,238)	—

Total current assets	222,169	71,136	2,549	(52,238)	243,616

PROPERTY AND EQUIPMENT, net	53,423	214,960	9,025	—	277,408

LICENSES AND OTHER ASSETS:
Licenses, net	—	539,834	8,679	—	548,513
Goodwill, net	3,151	345,533	—	—	348,684
Customer lists, net	956	28,345	—	—	29,301
Deferred debt issuance costs, net	27,022	—	—	—	27,022
Investment in consolidated subsidiaries	1,145,748	—	—	(1,145,748)	—
Other assets, net	3,569	5,624	2,218	(5,273)	6,138

Total licenses and other assets	1,180,446	919,336	10,897	(1,151,021)	959,658

	$1,456,038	$1,205,432	$22,471	$(1,203,259)	$1,480,682

CURRENT LIABILITIES:
Accounts payable	$26,894	$25,989	$609	$—	$53,492
Advance billings and customer deposits	2,395	9,239	251	—	11,885
Accrued interest	39,336	—	—	—	39,336
Other accrued expenses	34,936	49,676	39	(75,670)	8,981
Current inter-company payable	—	105,672	(4,435)	(101,237)	—

Total current liabilities	103,561	190,576	(3,536)	(176,907)	113,694
LONG-TERM LIABILITIES	1,833,483	1,037,347	41,027	(1,063,863)	1,847,994

Total liabilities	1,937,044	1,227,923	37,491	(1,240,770)	1,961,688

REDEEMABLE PREFERRED STOCK	170,976	—	—	—	170,976

SHAREHOLDERS’ EQUITY (DEFICIT):
Class A common stock; $.01 par value; 200,000 shares authorized, 13,530 outstanding	135	918	—	(918)	135
Class B common stock; $.01 par value; 10,000 shares authorized, 427 outstanding	4	—	—	—	4
Additional paid-in capital	212,420	760,152	31,679	(791,831)	212,420
Accumulated earnings (deficit)	(862,742)	(783,561)	(46,699)	830,260	(862,742)
Unearned compensation	(1,799)	—	—	—	(1,799)

Total shareholders’ equity (deficit)	(651,982)	(22,491)	(15,020)	37,511	(651,982)

	$1,456,038	$1,205,432	$22,471	$(1,203,259)	$1,480,682

Statement of Operations Information for the Three Months Ended March 31, 2006
(unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUE:
Service	$25,673	$69,064	$1,632	$(399)	$95,970
Roaming	5,912	22,842	2,052	—	30,806
Equipment	1,250	4,972	134	—	6,356

Total revenue	32,835	96,878	3,818	(399)	133,132

OPERATING EXPENSES:
Network costs, excluding depreciation	6,851	25,042	698	(284)	32,307
Cost of equipment sales	3,141	9,665	221	—	13,027
Selling, general and administrative	14,128	19,284	953	(115)	34,250
Depreciation and amortization	5,046	23,615	766	—	29,427

Total operating expenses	29,166	77,606	2,638	(399)	109,011

OPERATING INCOME	3,669	19,272	1,180	—	24,121

OTHER INCOME (EXPENSE):
Interest expense	(46,322)	(25,921)	(804)	26,707	(46,340)
Interest and dividend income	28,185	22	—	(26,707)	1,500
Inter-company charges	4,377	(4,377)	—	—	—
Equity in subsidiaries	(10,714)	—	—	10,714	—
Other	(19)	(179)	(12)	—	(210)

Other expense, net	(24,493)	(30,455)	(816)	10,714	(45,050)

INCOME (LOSS) BEFORE INCOME TAXES	(20,824)	(11,183)	364	10,714	(20,929)

INCOME TAX PROVISION (BENEFIT)	—	(14,495)	—	14,390	(105)

NET INCOME (LOSS)	(20,824)	3,312	364	(3,676)	(20,824)

PREFERRED STOCK DIVIDEND	(3,514)	—	—	—	(3,514)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(24,338)	$3,312	$364	$(3,676)	$(24,338)

Statement of Operations Information for the Three Months Ended March 31, 2005
(unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUE:
Service	$22,212	$70,698	$1,997	$(212)	$94,695
Roaming	3,824	13,843	1,956	(1)	19,622
Equipment	1,551	7,352	151	—	9,054

Total revenue	27,587	91,893	4,104	(213)	123,371

OPERATING EXPENSES:
Network costs, excluding depreciation	4,979	21,155	725	(137)	26,722
Cost of equipment sales	2,868	11,243	267	—	14,378
Selling, general and administrative	8,390	25,904	1,272	(76)	35,490
Depreciation and amortization	4,561	17,360	1,046	—	22,967

Total operating expenses	20,798	75,662	3,310	(213)	99,557

OPERATING INCOME	6,789	16,231	794	—	23,814

OTHER INCOME (EXPENSE):
Interest expense	(42,683)	(25,926)	(709)	26,611	(42,707)
Interest and dividend income	26,940	9	—	(26,611)	338
Inter-company charges	266	(266)	—	—	—
Equity in subsidiaries	(9,787)	—	—	9,787	—
Other	6	(25)	—	—	(19)

Other expense, net	(25,258)	(26,208)	(709)	9,787	(42,388)

INCOME (LOSS) BEFORE INCOME TAXES	(18,469)	(9,977)	85	9,787	(18,574)

INCOME TAX PROVISION (BENEFIT)	—	459	—	(564)	(105)

NET INCOME (LOSS)	(18,469)	(10,436)	85	10,351	(18,469)

PREFERRED STOCK DIVIDEND	(3,335)	—	—	—	(3,335)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(21,804)	$(10,436)	$85	$10,351	$(21,804)

Statement of Cash Flows Information for Three Months Ended March 31, 2006
(unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(20,824)	$3,312	$364	$(3,676)	$(20,824)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and customer list amortization	5,046	23,615	766	—	29,427
Loss on write-off preferred stock issuance costs	42	—	—	—	42
Mark-to-market adjustments — financial instruments	(428)	—	—	—	(428)
Gain on repurchase of preferred stock	(173)	—	—	—	(173)
Stock-based compensation	63	—	—	—	63
Deferred income taxes	—	(14,495)	—	14,390	(105)
Other	1,233	176	13	—	1,422
Change in other operating elements:
Accounts receivable	2,208	7,332	210	—	9,750
Inventories	1,175	3,491	(34)	—	4,632
Other current assets	179	(35)	103	—	247
Accounts payable	(6,918)	(2,921)	(134)	—	(9,973)
Advance billings and customer deposits	25	(168)	(8)	—	(151)
Accrued preferred stock dividends	13,828	—	—	—	13,828
Accrued interest	(22,217)	—	—	—	(22,217)
Other accrued expenses	(1,708)	28	3	—	(1,677)

Net cash provided by (used in) operating activities	(28,469)	20,335	1,283	10,714	3,863

INVESTING ACTIVITIES:
Purchases of property and equipment	(2,989)	(9,846)	31	—	(12,804)
Purchases of short-term investments	(38,234)	—	—	—	(38,234)
Maturities of short-term investments	18,999	—	—	—	18,999
Proceeds from sale of property and equipment	67	307	—	—	374
Other	296	(504)	—	—	(208)

Net cash (used in) provided by investing activities	(21,861)	(10,043)	31	—	(31,873)

FINANCING ACTIVITIES:
Change in parent company receivable and payable	22,283	(10,241)	(1,328)	(10,714)	—
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	1,888	—	—	—	1,888
Repurchases of preferred stock	(5,518)	—	—	—	(5,518)

Net cash (used in) provided by financing activities	18,653	(10,241)	(1,328)	(10,714)	(3,630)

NET (DECREASE) INCREASE IN CASH	(31,677)	51	(14)	—	(31,640)
CASH AND CASH EQUIVALENTS, at beginning of year	84,136	2,639	47	—	86,822

CASH AND CASH EQUIVALENTS, at end of period	$52,459	$2,690	$33	$—	$55,182

Statement of Cash Flows Information for the Three Months Ended March 31, 2005
(unaudited) (in thousands):

		Guarantor	Non Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(18,469)	$(10,436)	$85	$10,351	$(18,469)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and customer list amortization	4,561	17,360	1,046	—	22,967
Non-cash preferred stock dividends	7,711	—	—	—	7,711
Stock based compensation	53	—	—	—	53
Deferred income taxes	—	459	—	(564)	(105)
Other	1,253	25	—	—	1,278
Change in other operating elements:
Accounts receivable	1,267	3,001	356	—	4,624
Inventories	243	(5,118)	(11)	—	(4,886)
Other current assets	543	314	11	—	868
Accounts payable	(2,052)	(11,929)	39	—	(13,942)
Advance billings and customer deposits	49	(47)	(34)	—	(32)
Accrued preferred stock dividends	5,944	—	—	—	5,944
Accrued interest	(19,508)	—	—	—	(19,508)
Other accrued expenses	(770)	1,088	(68)	—	250

Net cash (used in) provided by operating activities	(19,175)	(5,283)	1,424	9,787	(13,247)

INVESTING ACTIVITIES:
Purchases of property and equipment, net	(4,782)	(21,348)	74	—	(26,056)
Proceeds from sale of property and equipment	9	54	—	—	63
Other	(69)	—	—	—	(69)

Net cash (used in) provided by investing activities	(4,842)	(21,294)	74	—	(26,062)

FINANCING ACTIVITIES:
Change in parent company receivable and payable	(15,763)	27,048	(1,498)	(9,787)	—
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	380	—	—	—	380
Other	(43)	—	—	—	(43)

Net cash (used in) provided by financing activities	(15,426)	27,048	(1,498)	(9,787)	337

NET INCREASE (DECREASE) IN CASH	(39,443)	471	—	—	(38,972)
CASH AND CASH EQUIVALENTS, at beginning of year	84,068	1,253	18	—	85,339

CASH AND CASH EQUIVALENTS, at end of period	$44,625	$1,724	$18	$—	$46,367

9) EVENTS SUBSEQUENT TO MARCH 31, 2006
Payment of Senior Exchangeable Preferred Stock Dividends. On April 12, 2006, our board declared payment of two quarterly dividends on our outstanding senior exchangeable preferred stock (“Senior Exchangeable Preferred Stock”). These dividends, which were paid on May 3, 2006, represented the quarterly dividends payable on November 15, 2005 and February 15, 2006, and totaled $57.68 per share, including accrued interest. The aggregate total dividends of approximately $8.3 million reduced the number of unpaid quarterly dividends to five, which remedied the then existing “Voting Rights Triggering Event” and removed any uncertainty under the provisions of the Certificate of Designation for the Senior Exchangeable Preferred Stock regarding our ability to incur indebtedness.
Add-on Offering of 8 1/4% Senior Secured Notes. On May 5, 2006, we completed the offering of $160 million of 8 1/4 Senior Secured Notes due 2012 under the indenture dated March 25, 2004. The proceeds of this offering, together with available cash, will be used to redeem all of our outstanding Senior Secured Floating Rate Notes due 2010 on June 5, 2006. The cost of redemption will be $160.0 million principal, $3.2 million premium, and $3.4 million accrued interest since March 15, 2006 to the date of redemption. This transaction will result in a loss of approximately $3.2 million related to the early call premium on the outstanding senior secured floating rate notes and the write-off of the associated debt issuance costs of $3.0 million, which will be included in interest expense in the second quarter of 2006.

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
Our marketed networks covered a total population of approximately 6.5 million POPs and served approximately 698,000 voice customers as of March 31, 2006. We have national roaming agreements in our markets with Cingular (effective through December 2009) and Verizon (effective through December 2009). Under these agreements, we are able to attain preferred roaming status by overlaying our existing TDMA networks in our South, Northeast and Northwest networks with GSM/GPRS/EDGE technology and our Midwest network with CDMA technology. We also have various agreements with T-Mobile, which are effective through December 2007.
Summary of three months ended March 31, 2006
Our first quarter operating performance reflects:
•	A loss of customers, resulting from a reduction in postpaid gross adds and reflected in increased customer churn caused in part by increased customer care needs, which we encountered during the commercial introduction of our GSM networks, and new technology billing system issues,

•	Substantially improved roaming minutes over the comparable period of the previous year,

•	Continued transition of our 2.0G customers to 2.5G handsets,

•	Increased service revenue, primarily reflecting higher Local Service Revenue (“LSR”) and Universal Service Fund (“USF”) support, and

•	Increased costs required to support 2.5G networks, products, and customers.
Operating revenue
Our revenue primarily consists of service, roaming, and equipment revenue, each of which is described below:
•	Service revenue includes monthly access charges, charges for airtime used in excess of the time included in the service package purchased, long distance charges derived from calls placed by customers, data related services.

Also included are charges for features such as voicemail, handset insurance, international calling, SMS and MMS messaging, and incollect revenue, which consists of charges to our customers when they use their wireless phones in other wireless markets. We do not charge installation or connection fees. We also include in service revenue the USF support funding that we receive as a result of our ETC status in certain states and the USF pass-through fees we charge our customers.

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

Operating expenses
Our operating expenses include network costs, cost of equipment sales, selling, general and administrative expenses, and depreciation and amortization, each of which is described below:
•	Network costs include switching and transport expenses and expenses associated with the maintenance and operation of our wireless network facilities, including salaries for employees involved in network operations, site costs, charges from other service providers for resold minutes and services, and the service and expense associated with incollect revenue.

•	Cost of equipment sales includes costs associated with telephone equipment and accessories sold to customers. We continue to use discounts on phone equipment to attract customers as competition between service providers has intensified. As a result, we have incurred, and expect to continue to incur, losses on equipment sales per gross additional and migrated customer. We expect to continue these discounts and promotions because we believe they will increase the number of our wireless customers and, consequently, increase service revenue.

•	Selling, general and administrative (“SG&A”) expenses include salaries, benefits, and operating expenses such as marketing, commissions, customer support, accounting, administration, and billing. We also include in SG&A contributions payable to the USF.

•	Depreciation and amortization represents the costs associated with the depreciation of fixed assets and the amortization of customer lists and spectrum relocation.
Other expenses
In addition to the operating expenses discussed above, RCC also incurs other expenses, primarily interest on debt and dividends on preferred stock.
•	Interest expense primarily results from the issuance of outstanding notes and exchangeable preferred stock, the proceeds of which were used to finance acquisitions, repay other borrowings, and further develop our wireless network.

Interest expense includes the following:
o	Interest expense on our credit facility, senior secured notes, senior notes, and senior subordinated notes,

o	Amortization of debt issuance costs,

o	Early extinguishment of debt issuance costs,

o	Dividends on senior and junior exchangeable preferred stock,

o	Amortization of preferred stock issuance costs,

o	Gain (loss) on derivative instruments, and

o	Gains on repurchase and exchange of preferred stock.
•	Preferred stock dividends are accrued on our outstanding Class M convertible preferred stock.

Customer Base
At March 31, 2006, our customer base consisted of three types of customers: postpaid, wholesale, and prepaid. Postpaid customers accounted for the largest portion of our customer base as of that date, at 84.1%. These customers pay a monthly access fee for a wireless service plan that generally includes a fixed number of minutes and certain service features. In addition to the monthly access fee, these customers are typically billed in arrears for long-distance charges, roaming charges, and minutes of use exceeding their rate plans. Our wholesale customers are similar to our postpaid customers in that they pay monthly fees to utilize our network and services; however, the customers are billed by a third party (reseller), who has effectively resold our service to the end user (customer). We in turn bill the third party for the monthly usage of the end user. Wholesale customers accounted for 14.2% of our total customer base as of March 31, 2006. Our prepaid customers accounted for 1.7% of our customer base as of March 31, 2006.
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
For a detailed discussion of our significant accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes in the application of our significant accounting policies subsequent to the report. Application of these policies in preparing the first quarter 10-Q requires that estimates be made by management to fairly present the financial position of RCC.

RESULTS OF OPERATIONS
The following tables present certain consolidated statement of operations data as a percentage of total revenue as well as other operating data for the periods indicated.

	Three months ended March 31,
	2006		2005
		%		%
(in thousands)	Actual	of revenue	Actual	of revenue
REVENUE:
Service	$95,970	72.1%	$94,695	76.8%
Roaming	30,806	23.1	19,622	15.9
Equipment	6,356	4.8	9,054	7.3

Total revenue	133,132	100.0	123,371	100.0

OPERATING EXPENSES:
Network costs, excluding depreciation	32,307	24.3	26,722	21.7
Cost of equipment sales	13,027	9.8	14,378	11.7
Selling, general and administrative	34,250	25.7	35,490	28.8
Depreciation and amortization	29,427	22.1	22,967	18.6

Total operating expenses	109,011	81.9	99,557	80.8

OPERATING INCOME	24,121	18.1	23,814	19.2

OTHER INCOME (EXPENSE):
Interest expense	(46,340)	(34.8)	(42,707)	(34.6)
Interest and dividend income	1,500	1.1	338	0.3
Other	(210)	(0.2)	(19)	0.0

Other expense, net	(45,050)	(33.9)	(42,388)	(34.3)

LOSS BEFORE INCOME TAX BENEFIT	(20,929)	(15.8)	(18,574)	(15.1)

INCOME TAX BENEFIT	(105)	(0.1)	(105)	(0.1)

NET LOSS	(20,824)	(15.7)	(18,469)	(15.0)
PREFERRED STOCK DIVIDEND	(3,514)	(2.6)	(3,335)	(2.7)

LOSS APPLICABLE TO COMMON SHARES	$(24,338)	(18.3)%	$(21,804)	(17.7)%

	Three months ended March 31,
Consolidated Operating Data:	2006	2005
Penetration (1) (2)	9.2%	10.1%
Retention (3)	97.4%	97.6%
Average monthly revenue per customer (4)	$69	$58
Local service revenue per customer (5)	$51	$47
Acquisition cost per customer (6)	$532	$466

Voice customers at period end
Postpaid	586,548	626,189
Prepaid	11,886	19,886
Wholesale	99,377	80,672

Total customers	697,811	726,747

Direct marketed POPs (1)
RCC Cellular	5,751,000	5,651,000
Wireless Alliance	754,000	754,000

Total POPs	6,505,000	6,405,000

(1)	Reflects 2000 U.S. Census Bureau data updated for December 2002.

(2)	Represents the ratio of wireless voice customers, excluding wholesale customers, at the end of the period to population served (“POPs”).

(3)	Determined for each period by dividing total postpaid wireless voice customers discontinuing service during such period by the average postpaid wireless voice customers for such period (customers at the beginning of the period plus customers at the end of the period, divided by two), dividing that result by the number of months in the period, and subtracting such result from one.

(4)	Determined for each period by dividing service revenue (not including pass-through regulatory fees) and roaming revenue by the monthly average postpaid customers for such period.

(5)	Determined for each period by dividing service revenue (not including pass-through regulatory fees) by the monthly average postpaid customers for such period.

(6)	Determined for each period by dividing the sum of selling and marketing expenses, net cost of equipment sales, and depreciation of rental telephone equipment by the gross postpaid and prepaid wireless voice customers added during such period.

Reconciliations of Key Financial Measures
We utilize certain financial measures that are calculated based on industry conventions and are not calculated based on Generally Accepted Accounting Principles (“GAAP”).

	Three Months Ended
	March 31,
	2006	2005
Retention
Postpaid wireless voice customers discontinuing service (1)	46,742	45,354
Weighted average three month aggregate postpaid wireless voice customers (2)	1,775,665	1,879,618

Churn (1) ÷ (2)	2.6%	2.4%
Retention (1 minus churn)	97.4%	97.6%

Acquisition Cost Per Customer
(in thousands, except customer gross additions and acquisition cost per customer )

Selling and marketing expense	$13,045	$14,820
Net cost of equipment	6,671	5,324
Adjustments to cost of equipment	568	1,224

Total costs used in the calculation of Acquisition cost per customer (3)	$20,284	$21,368
Customer postpaid and prepaid gross additions (4)	38,096	45,848

Acquisition cost per customer (3) ÷ (4)	$532	$466

Local Service Revenue Per Customer (“LSR”)
(in thousands, except weighted average three month aggregate postpaid wireless voice customers and LSR)
Revenues (as reported on Consolidated Statements of Operations)
Service revenues	$95,970	$94,695

Non postpaid revenue adjustments	(4,966)	(5,432)

Service revenues for LSR (5)	$91,004	$89,263
Weighted average three month aggregate postpaid wireless voice customers (6)	1,775,665	1,879,618

LSR (5) ÷ (6)	$51	$47

Average Revenue Per Customer (“ARPU”)
(in thousands, except weighted average three month aggregate postpaid wireless voice customers and ARPU)
Revenues (as reported on Consolidated Statements of Operations)
Service revenues	$95,970	$94,695
Roaming revenues	30,806	19,622

Total	126,776	114,317

Non postpaid revenue adjustments:	(4,966)	(5,432)

Service revenues for ARPU (7)	$121,810	$108,885
Weighted average three month aggregate postpaid wireless voice customers (8)	1,775,665	1,879,618

ARPU (7) ÷ (8)	$69	$58

Three months ended March 31, 2006 and 2005
Revenue
Operating Revenue:

	Three months ended March 31,
(In thousands)	2006	2005	$ Change	% Change
Service	$95,970	$94,695	$1,275	1.3%
Roaming	30,806	19,622	11,184	57.0%
Equipment	6,356	9,054	(2,698)	(29.8)%

Total operating revenue	$133,132	$123,371	$9,761	7.9%

Service Revenue.

Service Revenue	Three months ended March 31,
(In thousands)	2006	2005	$ Change	% Change
Local service	$81,403	$82,724	$(1,321)	(1.6)%
USF support	11,299	8,362	2,937	35.1%
Regulatory pass through	3,072	3,398	(326)	(9.6)%
Other	196	211	(15)	(7.1)%

Total service revenue	$95,970	$94,695	$1,275	1.3%

Service revenue growth for the three months ended March 31, 2006 primarily reflects an increase in LSR to $51 compared to $47 for the three months ended March 31, 2005, partially offset by a 6.3% decline in postpaid customers as compared to March 31, 2005. The LSR increase in 2006 was due to an increase of $2 in USF payments and $2 in access, data and features.
We are currently receiving USF support in the states of Alabama, Kansas, Maine, Minnesota, Mississippi, New Hampshire, Oregon, South Dakota, Vermont, and Washington. Reflecting the increase in USF qualified service areas, USF support payments increased to $11.3 million for the three months ended March 31, 2006 as compared to $8.4 million for the three months ended March 31, 2005. We expect the amount of USF support to be approximately $40 million in 2006.
The decrease in regulatory pass-through fees reflects a decline in overall customers.
Customers. For the three months ended March 31, 2006, our total customers decreased to 697,811 at March 31, 2006 as compared to 726,747 at March 31, 2005. Our decline in customers reflects the overall impact of technology and migration related issues, including our inability to address the corresponding increased customer care needs and billing related requirements, in addition to increased local and national carrier competition. Postpaid customer gross adds for the three months ended March 31, 2006 were 35,521 as compared to 42,929 for the three months ended March 31, 2005.
As of March 31, 2006, approximately 57% of our postpaid customers were using new technology handsets as compared to 47% at December 31, 2005. We believe our new technology customers provide higher retention rates and LSR and therefore we plan to aggressively migrate our legacy customer base to new technology products throughout 2006.
The decline in gross postpaid customer additions during the three months ended March 31, 2006 primarily reflects a more strict credit policy in our South and Northeast territories, which was implemented during the first quarter of 2006.
Roaming Revenue. The 57% increase in roaming revenue during the three months ended March 31, 2006 primarily reflects a 92% increase in outcollect minutes partially offset by a decline in roaming yield. Our outcollect yield for the three months ended March 31, 2006 was $.11 per minute as compared to $.14 per minute in the three months ended March 31, 2005. Declines in TDMA outcollect minutes were offset by increases in new technology GSM and CDMA outcollect minutes.

Positively affecting roaming revenue during the first quarter of 2006 was the substantial completion of our 2.5G network upgrade. The transition by our national roaming partners to 2.5G technology handsets throughout most of 2005, and the completion of our 2.5G networks, has allowed us to capture additional roaming minutes that were not available to us in the first quarter of 2005. Because these partners converted their customer base to this new technology before we had fully operational 2.5G networks, we were not able to capture a portion of available roaming revenue prior to 2005. At March 31, 2006, substantially all of our 1,102 cell sites were equipped with 2.5G technology. For the three months ended March 31, 2006 and 2005, 2.5G outcollect minutes accounted for 92% and 60%, respectively, of our total outcollect minutes.
We anticipate 2006 roaming minute increases to offset anticipated roaming yield declines, which, together with the full year operation of our new technology networks, should result in 2006 roaming revenue exceeding 2005 levels.
Equipment Revenue. Equipment revenue decreased 29.8% to $6.4 million for the three months ended March 31, 2006 as compared to $9.1 million during the three months ended March 31, 2005. Affecting equipment revenue was the 15.3% decrease in gross postpaid additions to 35,521 as compared to 42,929 during the comparable period of the prior year. In addition, customer handset migrations for the three months ended March 31, 2006 declined to approximately 45,000 as compared to 55,000 in the comparable period of the prior year.
Operating Expenses

	Three months ended March 31,
(In thousands)	2006	2005	$ Change	% Change
Network cost
Incollect cost	$10,777	$11,148	$(371)	(3.3)%
Other network cost	21,530	15,574	5,956	38.2%

	32,307	26,722	5,585	20.9%

Cost of equipment sales	13,027	14,378	(1,351)	(9.4)%
Selling, general and administrative	34,250	35,490	(1,240)	(3.5)%
Depreciation and amortization	29,427	22,967	6,460	28.1%

Total operating expenses	$109,011	$99,557	$9,454	9.5%

Network Cost. Network cost, as a percentage of total revenues, increased to 24.3% in the three months ended March 31, 2006 as compared to 21.7% in the three months ended March 31, 2005. This increase reflects additional costs of operating multiple networks (analog, TDMA and 2.5G networks), increased outsourced data service costs, and additional cell site costs related to our network expansion. Cell sites increased to 1,102 at March 31, 2006 as compared to 917 at March 31, 2005. Per minute incollect cost for the three months ended March 31, 2006 was approximately $0.09 per minute as compared to $0.10 in the three months ended March 31, 2005. We anticipate network costs to be higher in 2006, reflecting the full year impact of our 2.5G network overlay.
Cost of Equipment Sales. Cost of equipment sales decreased 9.4% to $13.0 million for the three months ended March 31, 2006, primarily reflecting reduced costs resulting from fewer gross customer additions and handset migrations partially offset with the higher costs of new technology handsets. As a percentage of revenue, cost of equipment sales for the three months ended March 31, 2006 decreased to 9.8% as compared to 11.7% in the three months ended March 31, 2005. Postpaid customer gross adds for the three months ended March 31, 2006 were 35,521 as compared to 42,929 for the three months ended March 31, 2005. Customer handset migrations for the three months ended March 31, 2006 declined to approximately 45,000 as compared to 55,000 in 2005.
Because of the improved retention we have experienced with new technology customers and the higher LSR these customers generate, we plan to aggressively migrate our legacy customer base to new technology products throughout 2006. Accordingly, we anticipate cost of equipment sales in 2006 to be higher than in 2005.

Selling, General and Administrative.
Components of SG&A are as follows:

	Three months ended March 31,
(in thousands)	2006	2005	$ Change	% Change
General and administrative	$14,364	$14,713	$(349)	(2.4)%
Sales and marketing	12,682	14,866	(2,184)	(14.7)%
Regulatory pass-through fees	3,237	3,436	(199)	(5.8)%
Stock based compensation	63	53	10	18.9%
Bad debt	3,904	2,422	1,482	61.2%

	$34,250	$35,490	$(1,240)	(3.5)%

As a percentage of revenue, SG&A decreased to 25.7% in the three months ended March 31, 2006 as compared to 28.8% during the three months ended March 31, 2005. Primarily contributing to the decrease in SG&A were reduced insurance premiums and efficiencies from organizational changes made in the second half of 2005. Sales and marketing costs decreased primarily due to the decline in commissions resulting from the reduced number of new postpaid customers. Regulatory pass-through fees decreased to $3.2 million in the three months ended March 31, 2006 as compared to $3.4 million in the three months ended March 31, 2005, reflecting a decline in our overall customers. The increase in bad debt expense reflects higher customer churn with our lower credit quality customers combined with customer dissatisfaction resulting from new technology migration activities and billing system conversions. SG&A also includes the effect of our adoption of SFAS No. 123(R), effective January 1, 2006 (see Note 3. Accounting for Stock Options in the notes to our condensed consolidated financial statements).
Given the stabilization of our billing platforms and the substantial completion of our 2.5G technology overlay, we expect SG&A in 2006 to be comparable to 2005.
Depreciation and Amortization. Depreciation and amortization expense increased 28.1% during the three months ended March 31, 2006 to $29.4 million as compared to $23.0 million for the three months ended March 31, 2005. This increase primarily reflects the accelerated depreciation of our 2.0G TDMA networks and depreciation on our recently activated 2.5G networks. We expect 2.5G networks to eventually replace 2.0G networks. We are operating both 2.0G and 2.5G networks in all four of our territories.
Other Income (Expense)
Interest Expense.
Components of interest expense are as follows:

	Three months ended
	March 31,
(in thousands)	2006	2005	$ Change	% Change
Interest expense on credit facility	$1,093	$—	$1,093	—
Interest expense on senior secured notes	10,831	10,058	773	7.7%
Interest expense on senior notes	8,023	8,023	0	—
Interest expense on senior subordinated notes	11,857	10,320	1,537	14.9%
Amortization of debt issuance costs	1,185	1,170	15	1.3%
Write-off of debt issuance costs	42	—	42	—
Senior and junior preferred stock dividends	13,828	13,654	174	1.3%
Effect of derivative instruments	(428)	(171)	(257)	(150.3)%
Gain on repurchase of senior exchangeable preferred stock	(173)	—	(173)	—
Other	82	(347)	429	123.6%

	$46,340	$42,707	$3,633	8.5%

Increased interest expense for the three months ended March 31, 2006 reflects our higher debt levels resulting from the November 2005 issuance of $175 million senior subordinated floating rate notes and the borrowing of $58 million under the revolving credit facility. Cash interest expense was $53.8 million for the three months ended March 31, 2006 as compared to $47.2 million in the three months ended March 31, 2005.
Gain on repurchase of Senior Exchangeable Preferred Stock. During the three months ended March 31, 2006, we repurchased an aggregate of 4,560 shares of our senior exchangeable stock for an aggregate of $5.5 million. The corresponding gain of $173,000, not including transaction commissions and other related fees, is recorded as a reduction of interest. We did not repurchase any of our senior exchangeable preferred stock during the three months ended March 31, 2005.
Preferred Stock Dividends
Preferred stock dividends for the three months ended March 31, 2006 increased by 5.3% to $3.5 million as compared to $3.3 million in the three months ended March 31, 2005. The increase in preferred stock dividends reflects the compounding effect of the accrual of past dividends.
LIQUIDITY AND CAPITAL RESOURCES
We need cash primarily for working capital, capital expenditures related to our network construction efforts, debt service, customer growth initiatives, and purchases of additional spectrum. In past years, we have met these requirements through cash flow from operations, borrowings under our credit facility, sales of common and preferred stock, and issuance of debt.
Our cell site count has increased from 917 sites at March 31, 2005 to 1,102 sites at March 31, 2006, resulting in expansion of our network capability and coverage in all of our territories. We believe our network overlay and expansion efforts will improve our ability to attract and retain customers in addition to providing customers of our roaming partners greater access to our networks. Although we do not anticipate adding as many cell sites in 2006 as we did in 2005, we plan to add capacity within our networks, allowing them to carry increased roaming traffic and to accommodate the new technology customer migration. We anticipate our total expenditures for 2006 will be in the $70 million range, funded primarily from cash on hand and operating cash flow. Capital expenditures for the three months ended March 31, 2006 were approximately $12.8 million compared to approximately $26.1 million for the three months ended March 31, 2005.
Senior and Junior Exchangeable Preferred Stock. Until May 2003, we paid the dividends on our senior exchangeable preferred stock by issuing additional shares of exchangeable preferred stock and until February 2005, we paid the dividends on our junior exchangeable preferred stock by issuing additional shares of junior preferred stock. Because we had failed to pay six or more quarterly dividends on our senior exchangeable preferred stock, a “Voting Rights Triggering Event,” as defined in the terms of our senior preferred stock, existed as of November 15, 2004. Accordingly, the holders of senior exchangeable preferred stock exercised their right to elect two directors.
Additionally, while a “Voting Rights Triggering Event” exists, certain terms of our senior exchangeable preferred stock, if enforceable, may prohibit incurrence of additional indebtedness, including borrowings under our revolving credit facility. In October 2005, we paid four quarterly dividends on the senior exchangeable preferred stock, and on May 3, 2006 we paid an additional two quarterly dividends. See Note 9. “Events Subsequent to March 31, 2006” in the notes to our condensed consolidated financial statements for information regarding the most recent payment. In each case, the number of unpaid dividends was reduced to five, thus eliminating any uncertainty under the provisions of the certificate of designation establishing the senior exchangeable preferred stock regarding the ability of RCC to incur debt.

Beginning in May 2005 our junior exchangeable preferred stock dividends are to be paid in cash. We have not declared or paid the quarterly dividends on the junior exchangeable preferred stock since May 2005. If we continue not to pay the required cash dividends on our junior exchangeable preferred stock for six or more quarters, which would occur in August 2006, the holders will have right to elect directors and our ability to incur debt may be limited.
Total accrued dividends in arrears for both the junior and senior exchangeable preferred securities, through March 31, 2006, were approximately $73.7 million.
Credit Facility. The credit facility is subject to various covenants, including the ratio of senior secured indebtedness to annualized operating cash flow (as defined in the credit facility), the ratio of total indebtedness to annualized operating cash flow, and the ratio of annualized operating cash flow to interest expense. We were in compliance with the credit facility covenants as of March 31, 2006.
Our borrowings under the revolving credit facility bear interest at rates based on, at our option, either (i) the one, two, three, six, or, if made available by the lender, nine or twelve month Eurodollar rate, which is determined by reference to the Adjusted LIBOR rate, or (ii) the Alternate Base Rate, which is the higher of the prime lending rate on page 5 of the Telerate Service and the Federal Funds Effective Rate plus 1/2 of 1 percent. In each case, we are required to pay an additional margin of interest above the Eurodollar rate or the Alternate Base Rate. The margin is based on the ratio of our senior secured debt to our adjusted cash flow. The margin above the Alternate Base Rate ranges from 1.50% to 2.00%. The margin above the Eurodollar rate fluctuates from 2.50% to 3.00%. At March 31, 2006, the effective interest rate was 7.69%.
See Note 9. “Events Subsequent to March 31, 2006” for information regarding the issuance of $160 million aggregate principal amount senior secured notes.
Cash flows for the three months ended March 31, 2006, compared with the three months ended March 31, 2005.

	March 31,	March 31,
	2006	2005	Change
Net cash provided by (used in) operating activities	$3,863	$(13,247)	$17,110
Net cash used in investing activities	(31,873)	(26,062)	(5,811)
Net cash provided by (used in) financing activities	(3,630)	337	(3,967)

Net decrease in cash and cash equivalents	(31,640)	(38,972)	$7,332

Cash and cash equivalents, at beginning of year	86,822	85,339	$1,483

Cash and cash equivalents, at end of period	$55,182	$46,367	$8,815

Net cash provided by operating activities was $3.9 million for the three months ended March 31, 2006. Adjustments to the $20.8 million net loss to reconcile to net cash provided by operating activities include $29.4 million in depreciation and amortization and a $13.8 million increase in accrued preferred stock dividends. Partially offsetting these items were decreases of $9.8 million in accounts receivable, $4.6 million in inventory, and $173,000 in gains on repurchase of senior exchangeable preferred stock.
Net cash used in investing activities for the three months ended March 31, 2006 was $31.9 million. This amount included $12.8 million for purchases of property and equipment and $19.2 million in net short-term investment purchases. The majority of property and equipment purchases are related to our 2.5G network overlay. Our 2.5G network construction commitments to our roaming partners and to equipment vendors have been substantially met.
Net cash used in financing activities for the three months ended March 31, 2006 was $3.6 million, reflecting $5.5 million repurchase of senior exchangeable preferred stock partially offset by $1.9 million in proceeds from the issuance of common stock pursuant to our employee stock purchase plan and upon exercise of stock options.
Liquidity. Primarily reflecting cash interest payments made during the three months ended March 31, 2006, RCC’s cash and cash equivalents and short-term investments decreased to $142.3 million as compared to

$153.6 million at December 31, 2005. Cash interest payments during the three months ended March 31, 2006 were $53.8 million as compared to $47.2 million during the three months ended March 31, 2005.
Under the documents governing our indebtedness, we are able to make limited restricted payments, including the repurchase of senior subordinated notes or preferred stock and the payment of dividends to holders of our equity securities. As of March 31, 2006, we were able to make $68.3 million in restricted payments.
We believe that cash flows from operations, cash, cash equivalents, and short term investments will be sufficient to enable us to meet required cash commitments through the next twelve-month period, and we anticipate we will be in compliance with our covenants under the credit facility. During the three months ended March 31, 2006, contractual obligations had not materially changed as compared to those existing at December 31, 2005.
Off-Balance Sheet Financings and Liabilities. We do not have any off-balance sheet financing arrangements or liabilities, any majority-owned subsidiaries, or any interests in, or relationships with, any material special-purpose entities that are not included in the consolidated financial statements.
Supplemental Disclosure of Condensed Consolidated Cash Flow Information

	Three months ended March 31,
(in thousands)	2006	2005
Cash paid for:
Interest	$53,820	$47,247
Forward-Looking Statements
Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although RCC believes that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. A number of factors could cause actual results, performance, achievements of RCC, or industry results to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, competitive considerations, success of customer enrollment initiatives, the ability to increase wireless usage and reduce customer acquisition costs, the ability to improve customer retention, the successful integration of any acquired operations with RCC’s existing operations, the ability to negotiate favorable roaming agreements, the ability to service debt, and other factors discussed in RCC’s Report on Form 10-K for the year ended December 31, 2005 and in other filings with the Securities and Exchange Commission. Investors are cautioned that all forward-looking statements involve risks and uncertainties.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have issued debt and preferred securities and used bank credit facilities as well as cash from operations to finance our capital requirements and operations. These financial instruments, to the extent they provide for variable rates of interest, expose us to interest rate risk. One percentage point of an interest rate adjustment would have changed our cash interest payments on an annual basis by approximately $3.9 million in 2006.

Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of March 31, 2006, based on an evaluation carried out under the supervision and with the participation of RCC’s management, including the chief executive officer (CEO) and the chief financial officer (CFO), of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that RCC’s disclosure controls and procedures are effective.
There was no change in our internal control over financial reporting during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. RISK FACTORS
See “Risk Factors” in Part I — Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2005 for information on risk factors. There were no material changes in the status of our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 3. DEFAULTS UPON SENIOR SECURITIES
(b) Preferred Stock Dividends
11 3/8% Senior Exchangeable Preferred Stock. Except as described below, we have not paid dividends on our senior exchangeable preferred stock since May 2003. We were in arrearage for seven unpaid quarterly senior exchangeable preferred stock dividends at March 31, 2006. Accrued dividends in arrearage, through May 9, 2006, were approximately $30.2 million.
In October 2005, we paid four quarterly dividends on the senior exchangeable preferred stock, and on May 3, 2006 we paid an additional two quarterly dividends. See Note 9. “Events Subsequent to March 31, 2006” in the notes to our condensed consolidated financial statements for information regarding the most recent payment. In each case, the number of unpaid dividends was reduced to five and eliminated any uncertainty under the provisions of the certificate of designation establishing the senior exchangeable preferred stock regarding the ability of RCC to incur debt.
12 1/4% Junior Exchangeable Preferred Stock. Our board of directors has determined not to declare or pay the quarterly cash dividends on our 12 1/4% Junior Exchangeable Preferred Stock since February 2005. Accrued dividends in arrearage, through May 9, 2006 were approximately $41.0 million. If dividends on the outstanding junior exchangeable preferred stock are in arrears and unpaid for six or more quarterly dividend periods (whether or not consecutive), the holders of a majority of the outstanding shares of the junior exchangeable preferred stock, voting as a class, are entitled to elect the lesser of two directors or that number of directors constituting 25% of the members of the Board of Directors. If we continue not to pay the dividends on the junior exchangeable preferred stock, the holders will have the right to elect directors after August 15, 2006.
Item 5. OTHER INFORMATION
The following information is being filed with this Report on Form 10-Q in lieu of a separate Report on Form 8-K. The item number corresponds to the item number in Form 8-K.
Item 2.03. Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.
A Issuance of 8¼% Senior Secured Notes due 2012
On May 5, 2006, the Company issued $160,000,000 aggregate principal amount of 8¼% Senior Secured Notes due 2012. The proceeds from these notes are being used to redeem the $160,000,000 aggregate principal amount of outstanding Senior Secured Floating Rate Notes due 2010, plus accrued interest of approximately $3.4 million and a prepayment premium of $3.2 million.
The notes, which will mature on March 15, 2012, will bear interest at 8¼% per annum, payable quarterly on March 15 and September 15 of each year, commencing September 15, 2006. The notes may be redeemed at any time on or after March 15, 2008, in whole or in part, in cash at stated redemption prices, plus accrued and unpaid interest and liquidated damages, if any, up to and excluding the date of redemption. In addition, on or before March 15, 2007, up to 35% of the aggregate principal amount of the notes may be redeemed at a price of 108.25% of the principal amount plus accrued and unpaid interest and liquidated damages, if any, up to and excluding the date of redemption, with the proceeds of certain equity offerings within 30 days of the closing of those equity offerings. At least 65% of the aggregate principal amount of notes issued must remain outstanding after such a redemption. Upon the occurrence of specified change of control events, the Company is required to make an offer to repurchase all the notes at a purchase price of 101% of the outstanding principal amount plus accrued and unpaid interest to the date of repurchase.
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

RURAL CELLULAR CORPORATION
(Registrant)

Date: May 10, 2006	/s/ Richard P. Ekstrand

Richard P. Ekstrand
President and Chief Executive Officer

Date: May 10, 2006	/s/ Wesley E. Schultz

Wesley E. Schultz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)