Form 10-Q
period 2006-06-30
RURAL CELLULAR CORP
filed 2006-08-09
CIK 869561

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2006.
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
Large accelerated file    ☐    Accelerated filer ☒  Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES☐     NO ☒

Number of shares of common stock outstanding as of the close of business on August 2, 2006.

Class A	13,868,687
Class B	398,727

TABLE OF CONTENTS

Page #
Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005	3
Condensed Consolidated Statements of Operations and Comprehensive Loss- Three and six months ended June 30, 2006 and 2005	5
Condensed Consolidated Statements of Cash Flows- Six months ended June 30, 2006 and 2005	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3. Quantitative and Qualitative Disclosures about Market Risk	42
Item 4. Controls and Procedures	42

Part II. Other Information
Item 1A. Risk Factors	42
Item 3. Defaults upon Senior Securities	43
Item 4. Submission of Matters to a Vote of Security Holders	43
Item 5. Other Information	44
Item 6. Exhibits and Reports on Form 8-K	44
Signatures	45

Exhibits
Second Amendment to Credit Agreement
2006 Omnibus Incentive Plan
Form of Agreement for Restricted Stock Units for Officers
Form of Agreement for Restricted Stock Units for Directors
Certification of CEO Pursuant to Rule 13a-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)
Certification Pursuant to Section 906

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

(In thousands)	June 30, 2006	December 31, 2005

CURRENT ASSETS:
Cash and cash equivalents	$101,781	$86,822
Short-term investments	69,222	66,778
Accounts receivable, less allowance for doubtful accounts of $3,326 and $3,567	65,013	72,887
Inventories	6,416	12,849
Other current assets	4,673	4,280
Total current assets	247,105	243,616
PROPERTY AND EQUIPMENT, net	246,545	277,408
LICENSES AND OTHER ASSETS, net:
Licenses	548,513	548,513
Goodwill	348,684	348,684
Customer lists	20,018	29,301
Deferred debt issuance costs	24,306	27,022
Other assets	5,854	6,138
Total licenses and other assets	947,375	959,658
	$1,441,025	$1,480,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ DEFICIT (Unaudited)

(In thousands, except per share data)	June 30, 2006	December 31,2005

CURRENT LIABILITIES:
Accounts payable	$34,986	$53,492
Advance billings and customer deposits	11,361	11,885
Accrued interest	43,135	39,336
Other accrued expenses	6,587	8,981
Total current liabilities	96,069	113,694
LONG-TERM LIABILITIES	1,870,349	1,847,994
Total liabilities	1,966,418	1,961,688

REDEEMABLE PREFERRED STOCK	178,117	170,976

SHAREHOLDERS’ DEFICIT:
Class A common stock; $.01 par value; 200,000 shares authorized, 13,869 and 13,530 outstanding	139	135
Class B common stock; $.01 par value; 10,000 shares authorized, 399 and 427 outstanding	4	4
Additional paid-in capital	213,128	212,420
Accumulated deficit	(916,781)	(862,742)
Unearned compensation	-	(1,799)
Total shareholders’ deficit	(703,510)	(651,982)
	$1,441,025	$1,480,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited)

(In thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
REVENUE:
Service	$96,939	$98,865	$192,909	$193,560
Roaming	36,660	25,112	67,466	44,734
Equipment	6,599	9,420	12,955	18,474
Total revenue	140,198	133,397	273,330	256,768
OPERATING EXPENSES:
Network costs, excluding depreciation	34,862	28,770	67,169	55,492
Cost of equipment sales	13,222	14,631	26,249	29,009
Selling, general and administrative	36,707	37,984	70,957	73,474
Depreciation and amortization	30,631	23,959	60,058	46,926
Impairment of assets	-	7,020	-	7,020
Total operating expenses	115,422	112,364	224,433	211,921
OPERATING INCOME	24,776	21,033	48,897	44,847
OTHER INCOME (EXPENSE):
Interest expense	(53,623)	(37,621)	(99,963)	(80,328)
Interest and dividend income	2,250	324	3,750	662
Other	414	(5)	204	(24)
Other expense, net	(50,959)	(37,302)	(96,009)	(79,690)
LOSS BEFORE INCOME TAX BENEFIT	(26,183)	(16,269)	(47,112)	(34,843)
INCOME TAX BENEFIT	(104)	(104)	(209)	(209)
NET LOSS	(26,079)	(16,165)	(46,903)	(34,634)
PREFERRED STOCK DIVIDEND	(3,622)	(3,432)	(7,136)	(6,767)
LOSS APPLICABLE TO COMMON SHARES	$(29,701)	$(19,597)	$(54,039)	$(41,401)
LOSS PER BASIC AND DILUTED SHARE	$(2.11)	$(1.59)	$(3.85)	$(3.36)
WEIGHTED AVERAGE SHARES USED TO COMPUTE LOSS PER BASIC AND DILUTED SHARE	14,075	12,330	14,027	12,323

COMPREHENSIVE LOSS:
LOSS APPLICABLE TO COMMON SHARES	$(29,701)	$(19,597)	$(54,039)	$(41,401)
Adjustments - derivative financial instruments	-	(171)	-	(343)
TOTAL COMPREHENSIVE LOSS	$(29,701)	$(19,768)	$(54,039)	$(41,744)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)	Six months ended June 30,
	2006	2005
OPERATING ACTIVITIES:
Net loss	$(46,903)	$(34,634)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and customer list amortization	60,058	46,926
Loss on write-off of debt issuance costs	2,795	151
Mark-to-market adjustments - financial instruments	(726)	-
Gain on repurchase of senior exchangeable preferred stock	(173)	(5,554)
Non-cash junior exchangeable preferred stock dividends	-	3,797
Impairment of assets	-	7,020
Stock based compensation	467	109
Deferred income taxes	(209)	(209)
Other	1,442	2,493
Change in other operating elements:
Accounts receivable	4,761	(5,228)
Inventories	6,433	(1,687)
Other current assets	(393)	(677)
Accounts payable	(10,475)	(5,223)
Advance billings and customer deposits	(523)	409
Accrued senior and junior exchangeable preferred stock dividends	19,258	23,873
Accrued interest	3,800	26
Other accrued expenses	(2,394)	1,189
Net cash provided by operating activities	37,218	32,781
INVESTING ACTIVITIES:
Purchases of property and equipment	(23,670)	(64,649)
Purchases of short-term investments	(78,443)	-
Maturities of short-term investments	78,000	-
Proceeds from sale of property and equipment	1,587	89
Other	(45)	(77)
Net cash used in investing activities	(22,571)	(64,637)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	2,058	408
Proceeds from issuance of 8 ¼% senior secured notes	166,600	-
Retirement of senior secured floating rate notes	(160,000)	-
Repurchase of senior exchangeable preferred stock	(5,518)	(13,355)
Other	(2,828)	(65)
Net cash provided by (used in) financing activities	312	(13,012)
NET INCREASE (DECREASE) IN CASH	14,959	(44,868)
CASH AND CASH EQUIVALENTS, at beginning of year	86,822	85,339
CASH AND CASH EQUIVALENTS, at end of period	$101,781	$40,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1)	BASIS OF PRESENTATION:

Throughout this document, Rural Cellular Corporation and its subsidiaries are referred to as “RCC,” “we,” “our,” or “us.”

The accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2006 and 2005 have been prepared by management. In the opinion of management, only normal recurring adjustments necessary to fairly present the financial position, results of operations, and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the operating results for the full fiscal year or for any other interim periods.

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

Accounting for Asset Retirement Obligations. We adopted Statement of Financial Accounting Standards (“SFAS No. 143”), Accounting for Asset Retirement Obligations, effective January 1, 2003. Pursuant to SFAS No. 143, we record the fair value of a legal liability for contractual obligations related to costs associated with removing equipment from cell sites that reside on leased property (“ARO”). This liability is reviewed and adjusted periodically and is recorded in other long-term liabilities. At June 30, 2006, we recorded an increase of $2.4 million in our ARO for future obligations related to costs associated with removing equipment for cell sites that reside on leased property, bringing our total ARO liability to $3.6 million. This adjustment was the result of updated site removal cost estimates based on recent actual costs.

Recently Issued Accounting Pronouncements

Uncertainty in Income Taxes. In July 2006, the Financial Accounting Standards Board (“FASB”) issued FIN No. 48, Accounting for Uncertainty in Income Taxes, with respect to FAS 109, Accounting for Income Taxes, regarding accounting for and disclosure of uncertain tax positions. This guidance seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact this interpretation will have on our results of operations or financial position.

3)	ACCOUNTING FOR SHARE BASED PAYMENTS:

Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment (Revised 2004), which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors, including stock options and employee stock purchases under a stock purchase plan, based on estimated fair values, using the modified prospective transition method. SFAS No. 123(R) supersedes previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) for periods beginning in fiscal year 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to application of SFAS No. 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS No. 123(R).

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

We accounted for stock options granted prior to December 31, 2005 in accordance with APB 25, under which no compensation expense was recognized as the grant date fair value was equal to the exercise price. In accordance with the modified prospective transition method pursuant to SFAS No. 123(R), our condensed consolidated financial statements for periods prior to the first quarter of fiscal 2006 have not been restated to reflect this change. Stock-based compensation recognized during each period is based on the value of the portion of the stock-based awards that will vest during that period, adjusted for expected forfeitures. Stock-based compensation recognized in our condensed consolidated financial statements for the first quarter and second quarters of fiscal 2006 included compensation costs for stock-based awards granted prior to, but not fully vested as of, December 31, 2005 and stock-based awards granted subsequent to December 31, 2005. We additionally reclassified unearned compensation on restricted stock awards of $1.8 million to additional paid-in capital. The cumulative effect adjustment for forfeitures related to stock-based awards was immaterial.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The expected term (estimated period of time outstanding) of options granted prior to January 1, 2006 is estimated using the historical exercise behavior of employees. The expected volatility is based on historical volatility for a period equal to the stock option’s expected life. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

Because we consider our options to be “plain vanilla,” we estimated the expected term using a modified version of the simplified method of calculation, as prescribed by SAB No. 107 for options granted in 2006. Under SAB No. 107, options are considered to be “plain vanilla” if they have the following basic characteristics: granted “at-the-money”; exercisability is conditioned upon service through the vesting date; termination of service prior to vesting results in forfeiture; limited exercise period following termination of service; and options are non-hedgeable. We used the following assumptions to estimate the fair value of share-based payment awards:

	2006 Omnibus Incentive Plan Options and Prior Plans Three months ended June 30,
	2006	2005
Average expected term (years)	6.5	6.0
Expected volatility	82.00%	85.94%
Risk-free interest rate (range)	5.17%	7.25%
Expected dividend yield	-	-

The following table summarizes the share-based compensation expense included in operating expense that we recorded within the accompanying condensed statements of operations and comprehensive loss. There is no change to earnings per share as a result of recording this expense. Prior to the adoption of SFAS No. 123(R) on January 1, 2006, we expensed non-vested shares pursuant to APB 25.  Upon adoption of SFAS No. 123(R) on January 1, 2006, we began expensing stock options, shares issued pursuant to the employee stock purchase program and non-vested shares pursuant to SFAS No. 123(R).

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Total stock-based compensation included in SG&A	$404	$56	$467	$109

The following table summarizes plan activity under our various stock compensation plans through June 30, 2006:

	2006 Omnibus Incentive and Prior Plans	Employee Stock Purchase Plan
Available for issuance at December 31, 2005	205,409	174,196
Shares authorized under the 2006 Omnibus Incentive Plan	1,000,000	-
Options granted	(75,960)	-
Non-vested shares awarded	(95,679)	-
Options forfeited	64,252	-
Non-vested shares forfeited	5,847	-
Available for issuance at June 30, 2006	1,103,869	174,196

Approval of 2006 Omnibus Incentive Plan - Shares Available Under the Plan. On May 25, 2006, RCC’s shareholders approved, the Rural Cellular Corporation 2006 Omnibus Incentive Plan (the “New Plan”). The New Plan affords the Board, acting through its Compensation Committee, the ability to design compensatory awards that are responsive to RCC’s needs and includes authorization for a variety of awards designed to advance RCC’s interests and long-term success by encouraging stock ownership among officers, directors, and employees. RCC has historically granted stock options and restricted stock under various incentive compensation plans, including our 1995 Stock Compensation Plan and the Stock Option Plan for Nonemployee Directors (the “Prior Plans”). No further awards may be made under these Prior Plans after May 25, 2006. Unissued shares totaling 255,697 from prior plans have been transferred to the New Plan. The New Plan replaces Prior Plans. RCC’s Employee Stock Purchase Plan will continue in effect.

The number of shares of RCC’s Class A common stock that may be issued or transferred under the New Plan will be 1,000,000 shares plus any shares not issued or subject to outstanding awards under the Prior Plans as of the effective date of the New Plan or any such shares that cease for any reason to be subject to the Prior Plans after the effective date of the New Plan.

Non-Vested Shares

Under the Stock Compensation Plan and the 2006 Omnibus Incentive Plan, RCC has entered into restricted stock agreements, with certain key employees, covering the issuance of Class A common stock. These awards are considered to be non-vested shares under SFAS No. 123(R), as defined. If the performance provisions are achieved for employees, the vesting of the awards is subject only to the remaining term of employment. Non-vested shares awarded to non-employee directors include service conditions. Management has accrued compensation cost based on expectations of whether the conditions as described will be met and reviews these expectations quarterly.

The non-vested shares were granted to the recipients at no cost. As of June 30, 2006, there was a total of $2.2 million of total unrecognized compensation cost related to non-vested shares. This compensation cost will be expensed over a remaining average life of 3.1 years. The total fair value of non-vested shares that vested during the three and six months ended June 30, 2006 totaled approximately $4,000 and $16,000, respectively. During the three and six months ended June 30, 2005, no non-vested shares vested.

For the quarter, transactions in non-vested shares were as follows:

	Six months ended June 30, 2006 Shares	Weighted Average Fair Value
Non-vested shares, December 31, 2005	160,167	$9.37
Granted	95,679	13.99
Vested	(1,653)	9.51
Forfeited	(5,847)	9.51
Non- vested shares outstanding June 30, 2006	248,346	$11.15

Employee Stock Purchase Plan

Under the employee stock purchase plan, employees who satisfy certain length of service and other criteria are permitted to purchase shares of Class A common stock at 85% of the fair market value of the Class A common stock on the first business day of January or the last business day of December of each year, whichever is lower. The number of shares authorized to be issued under the employee stock purchase plan is 750,000. Each year, employees participate in this plan by making contributions through payroll deduction. The number of purchased shares is determined and issued in January of the following year. Accordingly, we issued 88,116 and 71,398, shares, at an exercise price of $5.32 and $5.30, respectively, during the three months ended March 31, 2006 and 2005. For financial statement purposes, these shares are reported as being issued during the year the employee made the contribution.

Stock Options

Stock options outstanding under our 2006 Omnibus Incentive Plan and Prior Plans as of June 30, 2006 have exercise prices ranging between $0.76 and $79.25. Stock options granted to employees typically vest ratably over five years and have a maximum term of ten years. Stock options granted to directors typically vest in full after one year and have a maximum term of six years. The expense related to these options is recorded on a straight line basis over the vesting period.

During the three months ended March 31, 2006, we did not issue options under either the Nonemployee Director Plan or Stock Compensation Plan. Subsequent to the approval of our 2006 Omnibus Incentive Plan at our May 25, 2006 annual meeting, we issued options totaling 75,960 shares at an exercise price of $13.56.

During the three months ended March 31, 2005, we did not issue options under either the Nonemployee Director Plan or Stock Compensation Plan. During the three months ended June 30, 2005, we issued options under the Nonemployee Director Plan totaling 36,750 shares at an exercise price of $4.89 per share and did not issue options under the Stock Compensation Plan.

The fair value of options that vested during the three and six months ended June 30, 2006 was $141,000 and $264,000, respectively. The fair value of options that vested during the three and six months ended June 30, 2005 was $730,000 and $1.5 million, respectively. As of June 30, 2006, there was a total of $1.3 million of total unrecognized compensation cost related to stock awards, which will be expensed over the next five years.

For the three and six months ended June 30, 2006, we received approximately $170,000 and $2.1 million, respectively, in cash from option exercises and issuance of stock under Prior Plans. For the three and six months ended June 30, 2005, we received $28,000 and $408,000, respectively, in cash from option exercises and issuance of stock under Prior Plans and the Employee Stock Purchase Plan. We have not realized any tax benefit on option exercises given our operating loss carryforward position and uncertainties regarding our ability to realize our deferred tax assets.

Information related to stock options issued under the 2006 Omnibus Incentive Plan and Prior Plans for the six months ended June 30, 2006 is as follows:

	Shares	Weighted Average Exercise Price	Weighted average remaining contractual term	Intrinsic Value (in thousands) (1)

Outstanding at December 31, 2005	1,863,029	$15.09
Granted	75,960	13.56
Exercised	(201,573)	7.84		$663
Forfeited	(64,252)	40.90
Outstanding, at June 30, 2006	1,673,164	$14.86	4.3 yrs	$5,936
Exercisable, at June 30, 2006	1,380,134	$16.56	4.1 yrs	$7,687

(1)
The intrinsic value of options exercised during the six months ended June 30, 2005 was $26,000. The aggregate intrinsic value of options outstanding and exercisable at June 30, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for shares that had exercise prices lower than our per share closing market price at June 30, 2006, which was $10.99.

The weighted-average grant-date fair value of stock options granted under the Omnibus Incentive Plan and Prior Plans during the six months ended June 30, 2006 and 2005 was $10.08 and $3.74, respectively, using the Black-Scholes option pricing model.

The following schedule shows our net loss and net loss per share for the three and six months ended June 30, 2005, had compensation expense been determined consistent with the provisions of SFAS No. 123(R). The pro forma information presented below is based on several subjective assumptions and should not be viewed as indicative of future periods.

(in thousands, except for per share data)	Three months ended June 30, 2005	Six months ended June 30, 2005
Net loss applicable to common shares:
As reported	$(19,597)	$(41,401)
Fair value compensation expense	(730)	(1,460)
Pro forma	$(20,327)	$(42,861)

WEIGHTED AVERAGE SHARES USED TO COMPUTE LOSS PER BASIC AND DILUTED SHARE	12,330	12,323

Net loss per basic and diluted share:
As reported	$(1.59)	$(3.36)
Fair value compensation expense	(0.06)	(.12)
Pro forma	$(1.65)	$(3.48)

On a pro forma basis, assuming compensation expense was determined consistent with the provisions of SFAS No. 123(R), stock compensation expense during the three and six months ended June 30, 2005 was $730,000 and $1.5 million, respectively. Stock compensation expense during the three and six months ended June 30, 2006 was $404,000 and $467,000, respectively. The decline in compensation expense for the three and six months ended June 30, 2006 compared to the comparable periods of 2005 primarily reflects a higher number of shares fully vesting in 2005 as compared to 2006 together with a decline in the weighted average fair value of our stock option awards.

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

Customer list amortization expense for the three months ended June 30, 2006 and 2005 was approximately $4.6 million. Annual customer list amortization expense is estimated to be $18.6 million in 2006, $8.2 million in 2007, $2.4 million in 2008, and $86,000 after 2008.

We review goodwill and other indefinite-lived intangible assets for impairment based on the requirements of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). In accordance with this Statement, goodwill is tested for impairment at the reporting unit level on an annual basis as of October 1st or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. These events or circumstances would include a significant change in the business climate, legal developments, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. In analyzing goodwill for potential impairment, we use projections of future cash flows from the reporting units. These projections are based on our view of growth rates, anticipated future economic conditions, the appropriate discount rates relative to risk, and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. If changes in growth rates, future economic conditions, discount rates, or estimates of residual values were to occur, goodwill may become impaired.

In accordance with Emerging Issues Task Force (“EITF”) No. 02-7 (“EITF 02-7”), “Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets,” impairment tests for indefinite-lived intangible assets, including FCC licenses, are required to be performed on an annual basis or on an interim basis if an event occurs or circumstances change that would indicate the asset might be impaired. We utilize a fair value approach, incorporating discounted cash flows, to complete the test. This approach determines the fair value of the FCC licenses, using start-up model assumptions and, accordingly, incorporates cash flow assumptions regarding the investment in a network, the development of distribution channels, and other inputs for making the business operational. These inputs are included in determining free cash flows of the reporting unit, using assumptions of weighted average costs of capital and the long-term rate of growth for each reporting unit. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. If any of the assumptions were to change, FCC licenses may become impaired. There was no impairment charge in the three months ended June 30, 2006 or 2005 related to our assessment under SFAS No. 142.

Deferred Debt Issuance Costs

Deferred debt issuance costs relate to our credit facility, senior secured notes, senior notes, senior subordinated notes and certain preferred stock issuances. These costs are being amortized over the terms of the respective instruments. If the related debt issuance is extinguished prior to maturity, the debt issuance costs are immediately expensed. We recorded within interest expense $1.2 million of amortized debt issuance costs for the three months ended June 30, 2006 and 2005. We recorded within interest expense $2.4 million and $2.3 million, respectively, of amortized debt issuance costs for the six months ended June 30, 2006 and 2005. Additionally, for the three months ended June 30, 2006, we recorded within interest expense $2.8 million of debt issuance costs primarily related to the retirement of our senior secured floating rate notes.

5)	LONG-TERM LIABILITIES:

We had the following long-term liabilities outstanding (in thousands):

	June 30, 2006	December 31, 2005

Revolving credit facility	$58,000	$58,000
Senior subordinated floating rate notes	175,000	175,000
8 ¼% senior secured notes	510,000	350,000
Senior secured floating rate notes	-	160,000
9 7/8% senior notes	325,000	325,000
9 ¾% senior subordinated notes	300,000	300,000
11 3/8% senior exchangeable preferred stock	144,149	148,708
Accrued dividends on 11 3/8% senior exchangeable preferred stock	32,983	32,520
12 ¼% junior exchangeable preferred stock	255,558	255,558
Accrued dividends on 12 1/4% junior exchangeable preferred stock	46,154	28,490
Deferred tax liability	13,352	13,561
Premium on senior secured notes offerings	6,252	-
Discount on senior subordinated floating rate notes	(2,035)	(2,132)
Other	5,936	3,289
Long-term liabilities	$1,870,349	$1,847,994

Credit Agreement - As of June 30, 2006, we had drawn $58 million under our revolving credit facility at a rate of LIBOR plus 225% (7.38% as of June 30, 2006). The credit facility is subject to various covenants, including the ratio of senior secured indebtedness to annualized operating cash flow (as defined in the credit facility), the ratio of total indebtedness to annualized operating cash flow, and the ratio of annualized operating cash flow to interest expense. RCC was in compliance with all financial covenants at June 30, 2006.

Senior Subordinated Floating Rate Notes. In November 2005, we issued $175 million of Senior Subordinated Floating Rate Notes due 2012, which were sold at an original issue discount of $2.2 million, or 1.25%. The effective interest rate at June 30, 2006 was 11.2%. Interest is reset quarterly.

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

8 ¼% Senior Secured Notes - In March 2004, we issued $350 million aggregate principal amount of 8 1/4% senior secured notes due March 15, 2012 (“2012 notes”) and $160 million aggregate principal amount of senior secured floating rate notes due March 15, 2010 (“2010 notes”). Interest on the 2012 notes is payable on March 15 and September 15 of each year.

In May 2006, we issued an additional $160 million aggregate principal amount of 2012 notes and used the net proceeds, $166.6 million, together with available cash, to repay all outstanding obligations under our 2010 notes, including $160.0 million aggregate principal, $3.4 million in accrued interest, and a $3.2 million call premium, and to pay fees and expenses associated with the offering of the 2012 notes and the redemption. These notes were offered at an issuance premium of $6.6 million, which will be amortized over the term of the notes.

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

9 3/4 % Senior Subordinated Notes - In 2002, we issued $300 million principal amount of 9 ¾% senior subordinated notes due 2010. Interest on the 9 ¾% senior subordinated notes is payable semi-annually on January 15 and July 15. The 9¾% senior subordinated notes will mature on January 15, 2010. After January 15, 2006, at our option, we may redeem the 9 3/4% notes at prices starting at 104.875% of the principal amount at January 15, 2006, declining to 103.250%, 101.625%, and 100.000% at January 15, 2007, 2008, and 2009, respectively, plus accrued and unpaid interest to but excluding the date fixed for redemption.

11 3/8% Senior Exchangeable Preferred Stock - Due May 15, 2010. Dividends on the senior exchangeable preferred stock are cumulative, are payable quarterly, and were payable, until May 15, 2003, at our option either in cash or by the issuance of additional shares of senior exchangeable preferred stock having an aggregate liquidation preference equal to the amount of such dividends.

On April 12, 2006, our board declared payment of two quarterly dividends on our outstanding senior exchangeable preferred stock. These dividends, which were paid on May 3, 2006, represented the quarterly dividends payable on November 15, 2005 and February 15, 2006, and totaled $57.68 per share, including accrued interest. The aggregate total dividends of approximately $8.3 million reduced the number of unpaid quarterly dividends to five, which remedied the then existing “Voting Rights Triggering Event” and removed any uncertainty under the provisions of the certificate of designation for the senior exchangeable preferred stock regarding our ability to incur indebtedness. At June 30, 2006, RCC was six dividend payments in arrears, creating a “Voting Rights Triggering Event,” and had accrued $33.0 million in undeclared dividends on the senior exchangeable preferred stock, which will be payable at the mandatory redemption date, if not sooner declared and paid.

Because we had failed to pay at least six quarterly dividends on our senior exchangeable preferred stock, a “Voting Rights Triggering Event” occurred as of November 15, 2004, and the holders of senior exchangeable preferred stock had the right to elect two directors to RCC’s board, which they exercised at our annual meeting on May 24, 2005, when they elected James V. Continenza and Jacques Leduc to our board for a one year term. The holders of senior exchangeable preferred stock did not exercise their right to elect two directors to RCC’s board at our Annual Meeting on May 25, 2006.

We may redeem the senior exchangeable preferred stock, in whole or in part, at any time at a redemption price equal to 101.422% of the liquidation preference at May 15, 2006, declining to 100.000% at May 15, 2007, plus accumulated and unpaid dividends, if any, to but excluding the redemption date.

12 1/4% Junior Exchangeable Preferred Stock - Due February 15, 2011. Dividends on the junior exchangeable preferred stock are cumulative, are payable quarterly, and are to be paid on any dividend payment date occurring after February 15, 2005 in cash. We have not declared or paid the cash dividends due since May 2005. If we continue not to pay the dividends on the junior exchangeable preferred stock, beginning August 15, 2006, the holders will have the right to elect two directors to our board.

RCC has accrued the undeclared dividends by increasing the carrying amount of the junior exchangeable preferred stock. At June 30, 2006, RCC had accrued $46.2 million in undeclared dividends with respect to our junior exchangeable preferred stock, which will be payable at the mandatory redemption date, if not sooner declared and paid.

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

In April 2000, we issued 110,000 shares of Class M Voting Convertible Preferred stock. The security has a liquidation preference of $1,000 per share and is to be redeemed on April 3, 2012 at 100% of its total liquidation preference plus accumulated and unpaid dividends. Pursuant to SFAS No. 150, our Class M Preferred Stock does not meet the characteristics of a liability and is presented between liability and equity on our balance sheet.

Class M Voting Convertible Preferred security balance sheet reconciliation (in thousands):

As of June 30, 2006
Preferred securities originally issued	$110,000
Accrued dividends	70,350
Unamortized issuance costs	(2,233)
$178,117

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

7)	NET INTEREST EXPENSE

Components of interest expense are as follows:
(in thousands)	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Interest expense on credit facility	$1,169	$-	$2,262	$-
Interest expense on senior secured notes	11,623	10,277	22,454	20,334
Interest expense on senior notes	8,024	8,023	16,047	16,047
Interest expense on senior subordinated notes	12,123	10,320	23,980	20,641
Amortization of debt issuance costs	1,196	1,170	2,381	2,340
Write-off of debt issuance costs	2,753	151	2,795	151
Senior and junior preferred stock dividends	13,744	14,015	27,572	27,670
Effect of derivative instruments	(298)	(171)	(726)	(343)
Gain on repurchase of senior exchangeable preferred stock	-	(5,554)	(173)	(5,554)
Other	3,289	(610)	3,371	(958)
	$53,623	$37,621	$99,963	$80,328

8) GUARANTOR/NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL INFORMATION

RCC’s obligations under the 8 1/4% Senior Secured Notes due 2012 are senior secured obligations and are fully and unconditionally guaranteed on a senior, secured, second-priority basis by certain of RCC’s subsidiaries. Wireless Alliance, LLC (a 70% owned joint venture which is consolidated in our financial statements) is not a guarantor of the notes.

We account for our investment in subsidiaries using the equity method for purposes of the supplemental consolidating presentation. The principal eliminating entries eliminate investments in subsidiaries and inter-company balances and transactions. For financial reporting purposes, each subsidiary computes income tax expense (benefit), income taxes payable, and deferred income taxes on a separate company basis as if they filed separate federal and state income tax returns. The differences between the separate company basis and consolidated income taxes are then adjusted in the elimination column of the condensed consolidating financial information.

THE FOLLOWING CONSOLIDATING FINANCIAL INFORMATION AS OF THE DATES AND FOR THE PERIODS INDICATED OF RURAL CELLULAR CORPORATION (THE PARENT), ITS GUARANTOR SUBSIDIARIES, AND ITS NON-GUARANTOR SUBSIDIARY REFLECTS ALL INTER-COMPANY REVENUE AND EXPENSE.

Balance Sheet Information as of June 30, 2006 (unaudited)
(In thousands, except per share data):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

CURRENT ASSETS:
Cash and cash equivalents	$98,614	$3,134	$33	$-	$101,781
Short term investments	69,222	-	-	-	69,222
Accounts receivable, less allowance for doubtful accounts	24,647	38,539	1,827	-	65,013
Inventories	1,403	4,818	195	-	6,416
Other current assets	2,075	2,534	64	-	4,673
Current inter-company receivable	25,288	16,639	-	(41,927)	-
Total current assets	221,249	65,664	2,119	(41,927)	247,105
PROPERTY AND EQUIPMENT, net	49,906	188,890	7,749	-	246,545
LICENSES AND OTHER ASSETS:
Licenses, net	-	539,834	8,679	-	548,513
Goodwill, net	3,151	345,533	-	-	348,684
Customer lists, net	800	19,218	-	-	20,018
Deferred debt issuance costs, net	24,306	-	-	-	24,306
Investment in consolidated subsidiaries	1,123,102	-	-	(1,123,102)	-
Other assets, net	3,110	3,797	2,066	(3,119)	5,854
Total licenses and other assets	1,154,469	908,382	10,745	(1,126,221)	947,375
	$1,425,624	$1,162,936	$20,613	$(1,168,148)	$1,441,025

CURRENT LIABILITIES:
Accounts payable	$18,804	$15,631	$551	$-	$34,986
Advance billings and customer deposits	2,607	8,509	245	-	11,361
Accrued interest	43,135	-	-	-	43,135
Other accrued expenses	32,572	49,835	32	(75,852)	6,587
Current inter-company payable	-	48,686	(6,759)	(41,927)	-
Total current liabilities	97,118	122,661	(5,931)	(117,779)	96,069
LONG-TERM LIABILITIES	1,853,899	1,072,304	41,141	(1,096,995)	1,870,349
Total liabilities	1,951,017	1,194,965	35,210	(1,214,774)	1,966,418

REDEEMABLE PREFERRED STOCK	178,117	-	-	-	178,117

SHAREHOLDERS’ EQUITY (DEFICIT):
Class A common stock; $.01 par value; 200,000 shares authorized,13,869 outstanding	139	2	-	(2)	139
Class B common stock; $.01 par value; 10,000 shares authorized, 399 outstanding	4	-	-	-	4
Additional paid-in capital	213,128	760,152	31,679	(791,831)	213,128
Accumulated earnings (deficit)	(916,781)	(792,183)	(46,276)	838,459	(916,781)
Total shareholders’ equity (deficit)	(703,510)	(32,029)	(14,597)	46,626	(703,510)
	$1,425,624	$1,162,936	$20,613	$(1,168,148)	$1,441,025

Balance Sheet Information as of December 31, 2005
(in thousands, except per share data):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

CURRENT ASSETS:
Cash and cash equivalents	$84,136	$2,639	$47	$-	$86,822
Short-term investments	66,778	-	-	-	66,778
Accounts receivable, less allowance for doubtful accounts	25,166	45,486	2,235	-	72,887
Inventories	3,721	8,945	183	-	12,849
Other current assets	1,590	2,606	84	-	4,280
Current inter-company receivable	40,778	11,460	-	(52,238)	-
Total current assets	222,169	71,136	2,549	(52,238)	243,616
PROPERTY AND EQUIPMENT, net	53,423	214,960	9,025	-	277,408
LICENSES AND OTHER ASSETS:
Licenses, net	-	539,834	8,679	-	548,513
Goodwill, net	3,151	345,533	-	-	348,684
Customer lists, net	956	28,345	-	-	29,301
Deferred debt issuance costs, net	27,022	-	-	-	27,022
Investment in consolidated subsidiaries	1,145,748	-	-	(1,145,748)	-
Other assets, net	3,569	5,624	2,218	(5,273)	6,138
Total licenses and other assets	1,180,446	919,336	10,897	(1,151,021)	959,658
	$1,456,038	$1, 205,432	$22,471	$(1, 203,259)	$1,480,682

CURRENT LIABILITIES:
Accounts payable	$26,894	$25,989	$609	$-	$53,492
Advance billings and customer deposits	2,395	9,239	251	-	11,885
Accrued interest	39,336	-	-	-	39,336
Other accrued expenses	34,936	49,676	39	(75,670)	8,981
Current inter-company payable	-	105,672	(4,435)	(101,237)	-
Total current liabilities	103,561	190,576	(3,536)	(176,907)	113,694
LONG-TERM LIABILITIES	1,833,483	1,037,347	41,027	(1,063,863)	1,847,994
Total liabilities	1,937,044	1,227,923	37,491	(1,240,770)	1,961,688

REDEEMABLE PREFERRED STOCK	170,976	-	-	-	170,976

SHAREHOLDERS’ EQUITY (DEFICIT):
Class A common stock; $.01 par value; 200,000 shares authorized, 13,530 outstanding	135	918	-	(918)	135
Class B common stock; $.01 par value; 10,000 shares authorized, 427 outstanding	4	-	-	-	4
Additional paid-in capital	212,420	760,152	31,679	(791,831)	212,420
Accumulated earnings (deficit)	(862,742)	(783,561)	(46,699)	830,260	(862,742)
Unearned compensation	(1,799)	-	-	-	(1,799)
Total shareholders’ equity (deficit)	(651,982)	(22,491)	(15,020)	37,511	(651,982)
	$1,456,038	$1, 205,432	$22,471	$(1, 203,259)	$1,480,682

Statement of Operations Information for the Three Months Ended June 30, 2006
(unaudited) (in thousands):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE:
Service	$26,826	$68,975	$1,533	$(395)	$96,939
Roaming	9,240	25,534	1,886	-	36,660
Equipment	1,427	5,052	120	-	6,599
Total revenue	37,493	99,561	3,539	(395)	140,198
OPERATING EXPENSES:
Network costs, excluding depreciation	8,068	26,292	814	(312)	34,862
Cost of equipment sales	3,155	9,903	164	-	13,222
Selling, general and administrative	15,551	20,282	957	(83)	36,707
Depreciation and amortization	5,324	24,581	726	-	30,631
Total operating expenses	32,098	81,058	2,661	(395)	115,422
OPERATING INCOME	5,395	18,503	878	-	24,776
OTHER INCOME (EXPENSE):
Interest expense	(53,607)	(26,205)	(818)	27,007	(53,623)
Interest and dividend income	29,210	47	-	(27,007)	2,250
Inter-company charges	4,365	(4,365)	-	-	-
Equity in subsidiaries	(11,511)	-	-	11,511	-
Other	21	394	(1)	-	414
Other expense, net	(31,522)	(30,129)	(819)	11,511	(50,959)
INCOME (LOSS) BEFORE INCOME TAXES	(26,127)	(11,626)	59	11,511	(26,183)
INCOME TAX PROVISION (BENEFIT)	(48)	803	-	(859)	(104)
NET INCOME (LOSS)	(26,079)	(12,429)	59	12,370	(26,079)
PREFERRED STOCK DIVIDEND	(3,622)	-	-	-	(3,622)
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(29,701)	$(12,429)	$59	$12,370	$(29,701)

Statement of Operations Information for the Six Months Ended June 30, 2006
(unaudited) (in thousands):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE:
Service	$52,499	$138,039	$3,165	$(794)	$192,909
Roaming	15,152	48,376	3,938	-	67,466
Equipment	2,677	10,024	254	-	12,955
Total revenue	70,328	196,439	7,357	(794)	273,330
OPERATING EXPENSES:
Network costs, excluding depreciation	14,919	51,334	1,512	(596)	67,169
Cost of equipment sales	6,296	19,568	385	-	26,249
Selling, general and administrative	29,679	39,566	1,910	(198)	70,957
Depreciation and amortization	10,370	48,196	1,492	-	60,058
Total operating expenses	61,264	158,664	5,299	(794)	224,433
OPERATING INCOME	9,064	37,775	2,058	-	48,897
OTHER INCOME (EXPENSE):
Interest expense	(99,929)	(52,126)	(1,622)	53,714	(99,963)
Interest and dividend income	57,395	69	-	(53,714)	3,750
Inter-company charges	8,742	(8,742)	-	-	-
Equity in subsidiaries	(22,225)	-	-	22,225	-
Other	2	215	(13)	-	204
Other expense, net	(56,015)	(60,584)	(1,635)	22,225	(96,009)
INCOME (LOSS) BEFORE INCOME TAXES	(46,951)	(22,809)	423	22,225	(47,112)
INCOME TAX PROVISION (BENEFIT)	(48)	(13,692)	-	13,531	(209)
NET INCOME (LOSS)	(46,903)	(9,117)	423	8,694	(46,903)
PREFERRED STOCK DIVIDEND	(7,136)	-	-	-	(7,136)
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(54,039)	$(9,117)	$423	$8,694	$(54,039)

Statement of Operations Information for the Three Months Ended June 30, 2005
(unaudited) (in thousands):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE:
Service	$23,155	$74,059	$1,848	$(197)	$98,865
Roaming	4,768	18,173	2,172	(1)	25,112
Equipment	1,511	7,739	170	-	9,420
Total revenue	29,434	99,971	4,190	(198)	133,397
OPERATING EXPENSES:
Network costs, excluding depreciation	5,029	23,089	818	(166)	28,770
Cost of equipment sales	2,646	11,684	301	-	14,631
Selling, general and administrative	8,954	27,802	1,260	(32)	37,984
Depreciation and amortization	4,393	18,721	845	-	23,959
Impairment of assets	7,020	-	-	-	7,020
Total operating expenses	28,042	81,296	3,224	(198)	112,364
OPERATING INCOME	1,392	18,675	966	-	21,033
OTHER INCOME (EXPENSE):
Interest expense	(37,601)	(26,210)	(758)	26,948	(37,621)
Interest and dividend income	27,270	-	2	(26,948)	324
Inter-company charges	6,521	(6,521)	-	-	-
Equity in subsidiaries	(13,748)	-	-	13,748	-
Other	1	(6)	-	-	(5)
Other expense, net	(17,557)	(32,737)	(756)	13,748	(37,302)
INCOME (LOSS) BEFORE INCOME TAXES	(16,165)	(14,062)	210	13,748	(16,269)
INCOME TAX PROVISION (BENEFIT)	-	(1,199)	-	1,095	(104)
NET INCOME (LOSS)	(16,165)	(12,863)	210	12,653	(16,165)
PREFERRED STOCK DIVIDEND	(3,432)	-	-	-	(3,432)
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(19,597)	$(12,863)	$210	$12,653	$(19,597)

Statement of Operations Information for the Six Months Ended June 30, 2005
(unaudited) (in thousands):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE:
Service	$45,367	$144,757	$3,845	$(409)	$193,560
Roaming	8,592	32,016	4,128	(2)	44,734
Equipment	3,062	15,091	321	-	18,474
Total revenue	57,021	191,864	8,294	(411)	256,768
OPERATING EXPENSES:
Network costs, excluding depreciation	10,008	44,244	1,543	(303)	55,492
Cost of equipment sales	5,514	22,927	568	-	29,009
Selling, general and administrative	17,344	53,706	2,532	(108)	73,474
Depreciation and amortization	8,954	36,081	1,891	-	46,926
Impairment of assets	7,020	-	-	-	7,020
Total operating expenses	48,840	156,958	6,534	(411)	211,921
OPERATING INCOME	8,181	34,906	1,760	-	44,847
OTHER INCOME (EXPENSE):
Interest expense	(80,284)	(52,136)	(1,467)	53,559	(80,328)
Interest and dividend income	54,210	9	2	(53,559)	662
Inter-company charges	6,787	(6,787)	-	-	-
Equity in subsidiaries	(23,535)	-	-	23,535	-
Other	7	(31)	-	-	(24)
Other expense, net	(42,815)	(58,945)	(1,465)	23,535	(79,690)
INCOME (LOSS) BEFORE INCOME TAXES	(34,634)	(24,039)	295	23,535	(34,843)
INCOME TAX PROVISION (BENEFIT)	-	(740)	-	531	(209)
NET INCOME (LOSS)	(34,634)	(23,299)	295	23,004	(34,634)
PREFERRED STOCK DIVIDEND	(6,767)	-	-	-	(6,767)
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(41,401)	$(23,299)	$295	$23,004	$(41,401)

Statement of Cash Flows Information for Six Months Ended June 30, 2006
(unaudited) (in thousands):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(46,903)	$(9,117)	$423	$8,694	$(46,903)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and customer list amortization	10,370	48,196	1,492	-	60,058
Loss on write-off senior exchangeable preferred stock issuance costs	2,795	-	-	-	2,795
Mark-to-market adjustments - financial instruments	(726)	-	-	-	(726)
Gain on repurchase of senior exchangeable preferred stock	(173)	-	-	-	(173)
Stock-based compensation	467	-	-	-	467
Deferred income taxes	(48)	(13,692)	-	13,531	(209)
Other	1,631	(203)	14	-	1,442
Change in other operating elements:
Accounts receivable	(164)	4,609	316	-	4,761
Inventories	2,319	4,127	(13)	-	6,433
Other current assets	(479)	66	20	-	(393)
Accounts payable	(7,146)	(3,419)	90	-	(10,475)
Advance billings and customer deposits	207	(725)	(5)	-	(523)
Accrued senior and junior exchangeable preferred stock dividends	19,258	-	-	-	19,258
Accrued interest	3,800	-	-	-	3,800
Other accrued expenses	(2,615)	227	(6)	-	(2,394)
Net cash provided by (used in) operating activities	(17,407)	30,069	2,331	22,225	37,218
INVESTING ACTIVITIES:
Purchases of property and equipment	(6,716)	(16,934)	(20)	-	(23,670)
Purchases of short-term investments	(78,443)	-	-	-	(78,443)
Maturities of short-term investments	78,000	-	-	-	78,000
Proceeds from sale of property and equipment	99	1,488	-	-	1,587
Other	458	(503)	-	-	(45)
Net cash used in investing activities	(6,602)	(15,949)	(20)	-	(22,571)
FINANCING ACTIVITIES:
Change in parent company receivable and payable	38,175	(13,625)	(2,325)	(22,225)	-
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	2,058	-	-	-	2,058
Proceeds from issuance of 8 ¼% senior secured notes	166,600	-	-	-	166,600
Retirement of senior secured floating rate notes	(160,000)	-	-	-	(160,000)
Repurchase of senior exchangeable preferred stock	(5,518)	-	-	-	(5,518)
Other	(2,828)	-	-	-	(2,828)
Net cash (used in) provided by financing activities	38,487	(13,625)	(2,325)	(22,225)	312
NET (DECREASE) INCREASE IN CASH	14,478	495	(14)	-	14,959
CASH AND CASH EQUIVALENTS, at beginning of year	84,136	2,639	47	-	86,822
CASH AND CASH EQUIVALENTS, at end of period	$98,614	$3,134	$33	$-	$101,781

Statement of Cash Flows Information for Six Months Ended June 30, 2005
(unaudited) (in thousands):

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(34,634)	$(23,299)	$295	$23,004	$(34,634)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and customer list amortization	8,954	36,081	1,891	-	46,926
Loss on write-off of debt issuance costs	151	-	-	-	151
Gain on repurchase of senior exchangeable preferred stock	(5,554)	-	-	-	(5,554)
Non-cash preferred stock dividends	3,797	-	-	-	3,797
Impairment of assets	7,020	-	-	-	7,020
Stock based compensation	109	-	-	-	109
Deferred income taxes	-	(740)	-	531	(209)
Other	2,453	41	(1)	-	2,493
Change in other operating elements:
Accounts receivable	436	(5,691)	27	-	(5,228)
Inventories	708	(2,398)	3	-	(1,687)
Other current assets	(827)	133	17	-	(677)
Accounts payable	(6,409)	1,348	(162)	-	(5,223)
Advance billings and customer deposits	113	316	(20)	-	409
Accrued senior and junior exchangeable preferred stock dividends	23,873	-	-	-	23,873
Accrued interest	26	-	-	-	26
Other accrued expenses	(143)	1,322	10	-	1,189
Net cash provided by operating activities	73	7,113	2,060	23,535	32,781
INVESTING ACTIVITIES:
Purchases of property and equipment	(9,858)	(54,680)	(111)	-	(64,649)
Proceeds from sale of property and equipment	12	77	-	-	89
Other	(76)	(1)	-	-	(77)
Net cash used in investing activities	(9,922)	(54,604)	(111)	-	(64,637)
FINANCING ACTIVITIES:
Change in parent company receivable and payable	(23,082)	48,554	(1,937)	(23,535)	-
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	408	-	-	-	408
Repurchase of preferred stock	(13,355)	-	-	-	(13,355)
Other	(65)	-	-	-	(65)
Net cash (used in) provided by financing activities	(36,094)	48,554	(1,937)	(23,535)	(13,012)
NET INCREASE (DECREASE) IN CASH	(45,943)	1,063	12	-	(44,868)
CASH AND CASH EQUIVALENTS, at beginning of year	84,068	1,253	18	-	85,339
CASH AND CASH EQUIVALENTS, at end of period	$38,125	$2,316	$30	$-	$40,471

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

We are a wireless communications service provider focusing primarily in rural markets in the United States. Our principal operating objective is to increase revenue and achieve profitability through increased penetration in our existing wireless markets.

Our operating territories include portions of five states in the Northeast, three states in the Northwest, four states in the Midwest, and three states in the South. Within each of our four territories, we have deployed a strong local sales and customer service presence in the communities we serve. The population (“POPs”) of our marketed networks is approximately 6.6 million at June 30, 2006 and we served approximately 690,000 voice customers.

We have national roaming agreements in our markets with Cingular (effective through December 2009) and Verizon (effective through December 2009). Under these agreements, we have preferred roaming status in our South, Northeast and Northwest networks with GSM/GPRS/EDGE technology and our Midwest network with CDMA technology. We also have various agreements with T-Mobile, which are effective through December 2007.

Summary of three months ended June 30, 2006

Our second quarter operating performance reflects:

•	A reduction in postpaid gross adds reflecting tightening credit standards and increased competition,
•	High levels of overall customer churn partially offset by lower voluntary churn within our new technology customer base,
•	Substantially improved roaming minutes over the comparable period of the previous year,
•	Continued transition of our TDMA customers to 2.5G handsets, and
•	Increased costs required to support our 2.5G networks, products, and customers.

Our revenue primarily consists of service, roaming, and equipment revenue, each of which is described below:

•
Service revenue includes monthly access charges, charges for airtime used in excess of the time included in the service package purchased, long distance charges derived from calls placed by customers, and data related services.

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

Customer Base

At June 30, 2006, our customer base consisted of three types of customers: postpaid, wholesale, and prepaid. Postpaid customers accounted for the largest portion of our customer base as of that date, at 83.4%. These customers pay a monthly access fee for a wireless service plan that generally includes a fixed number of minutes and certain service features. In addition to the monthly access fee, these customers are typically billed in arrears for long-distance charges, roaming charges, and minutes of use exceeding their rate plans. Our wholesale customers are similar to our postpaid customers in that they pay monthly fees to utilize our network and services; however, the customers are billed by a third party (reseller), who has effectively resold our service to the end user (customer). We in turn bill the third party for the monthly usage of the end user. Wholesale customers accounted for 15.0% of our total customer base as of June 30, 2006. Our prepaid customers accounted for 1.6% of our customer base as of June 30, 2006.

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

(in thousands)	Three months ended June 30,				Six months ended June 30,
	2006		2005		2006		2005
	Actual	% of revenue	Actual	% of revenue	Actual	% of revenue	Actual	% of revenue
REVENUE:
Service	$96,939	69.2%	$98,865	74.1%	$192,909	70.6%	$193,560	75.4%
Roaming	36,660	26.1	25,112	18.8	67,466	24.7	44,734	17.4
Equipment	6,599	4.7	9,420	7.1	12,955	4.7	18,474	7.2
Total revenue	140,198	100.0	133,397	100.0	273,330	100.0	256,768	100.0
OPERATING EXPENSES:
Network costs, excluding depreciation	34,862	24.9	28,770	21.6	67,169	24.6	55,492	21.6
Cost of equipment sales	13,222	9.4	14,631	10.9	26,249	9.6	29,009	11.3
Selling, general and administrative	36,707	26.2	37,984	28.5	70,957	26.0	73,474	28.6
Depreciation and amortization	30,631	21.8	23,959	18.0	60,058	22.0	46,926	18.3
Impairment of assets	-	-	7,020	5.2	-	-	7,020	2.7
Total operating expenses	115,422	82.3	112,364	84.2	224,433	82.2	211,921	82.5
OPERATING INCOME	24,776	17.7	21,033	15.8	48,897	17.8	44,847	17.5
OTHER INCOME (EXPENSE):
Interest expense	(53,623)	(38.2)	(37,621)	(28.2)	(99,963)	(36.6)	(80,328)	(31.3)
Interest and dividend income	2,250	1.6	324	0.2	3,750	1.4	662	0.3
Other	414	0.3	(5)	0.0	204	0.1	(24)	0.0
Other expense, net	(50,959)	(36.3)	(37,302)	(28.0)	(96,009)	(35.1)	(76,690)	(31.0)
LOSS BEFORE INCOME TAX BENEFIT	(26,183)	(18.6)	(16,269)	(12.2)	(47,112)	(17.3)	(34,843)	(13.5)
INCOME TAX BENEFIT	(104)	(0.1)	(104)	(0.1)	(209)	(0.1)	(209)	(0.1)
NET LOSS	(26,079)	(18.5)	(16,165)	(12.1)	(46,903)	(17.2)	(34,634)	(13.4)
PREFERRED STOCK DIVIDEND	(3,622)	(2.6)	(3,432)	(2.6)	(7,136)	(2.6)	(6,767)	(2.6)
LOSS APPLICABLE TO COMMON SHARES	$(29,701)	(21.1)%	$(19,597)	(14.7)%	$(54,039)	(19.8)%	$(41,401)	(16.0)%

Consolidated Operating Data:	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Penetration (1) (2)	8.9%	9.9%	8.9%	9.9%
Retention (3)	97.3%	97.3%	97.4%	97.4%
Average monthly revenue per customer (4)	$74	$64	$71	$61
Average monthly revenue per customer, less incollect cost (4)	$67	$57	$65	$55
Local service revenue per customer (5)	$53	$50	$52	$49
Acquisition cost per customer (6)	$578	$520	$555	$487

Voice customers at period end
Postpaid			575,537	614,998
Prepaid			11,048	16,851
Wholesale			103,841	84,906
Total customers			690,426	716,755

Direct marketed POPs (1)
RCC Cellular			5,828,000	5,651,000
Wireless Alliance			776,000	754,000
Total POPs			6,604,000	6,405,000

(1)	Reflects 2000 U.S. Census Bureau data updated for December 2002.
(2)	Represents the ratio of wireless voice customers, excluding wholesale customers, at the end of the period to population served (“POPs”).
(3)
Determined for each period by dividing total postpaid wireless voice customers discontinuing service during such period by the average postpaid wireless voice customers for such period (customers at the beginning of the period plus customers at the end of the period, divided by two), dividing that result by the number of months in the period, and subtracting such result from one.

(4)	Determined for each period by dividing the sum of service revenue (not including pass-through regulatory fees) and roaming revenue by the monthly average postpaid customers for such period.
(5)	Determined for each period by dividing service revenue (not including pass-through regulatory fees) by the monthly average postpaid customers for such period.
(6)
Determined for each period by dividing the sum of selling and marketing expenses, net cost of equipment sales, and depreciation of rental telephone equipment by the gross postpaid and prepaid wireless voice customers added during such period.

Reconciliations of Key Financial Measures

We utilize certain financial measures that are calculated based on industry conventions. Average revenue per customer (“ARPU”) and local service revenue per customer (“LSR”) are industry terms that measure service revenue per month from our customers divided by the average number of customers in commercial service during the period. We believe that ARPU and LSR provide useful information concerning the appeal of our rate plans and service offerings and our performance in attracting high value customers.

Acquisition cost per customer is a useful measure that quantifies the costs to acquire a new customer and provides a gauge to compare our average acquisition cost per new customer to that of other wireless communication providers. Acquisition cost per customer is determined for each period by dividing the sum of selling and marketing expenses, net costs of equipment sales, and depreciation of rental telephone equipment by gross postpaid and prepaid wireless voice customers added during such period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Retention
Postpaid wireless voice customers discontinuing service (1)	46,231	49,963	92,973	95,317
Weighted average month aggregate postpaid wireless voice customers (2)	1,739,930	1,863,384	3,515,594	3,743,001
Churn (1) ÷ (2)	2.7%	2.7%	2.6%	2.6%
Retention (1 minus churn)	97.3%	97.3%	97.4%	97.4%

Acquisition Cost Per Customer (in thousands, except customer gross additions and acquisition cost per customer )
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Selling and marketing expense, and other inventory costs	$13,999	$15,055	$27,044	$29,875
Net cost of equipment	6,623	5,211	13,294	10,535
Adjustments to cost of equipment	630	971	1,198	2,196
Total costs used in the calculation of Acquisition cost per customer (3)	$21,252	$21,237	$41,536	$42,606
Customer postpaid and prepaid gross additions (4)	36,754	40,831	74,850	86,679
Acquisition cost per customer (3) ÷ (4)	$578	$520	$555	$492

Local Service Revenue Per Customer (“LSR”) (in thousands, except weighted average aggregate postpaid wireless voice customers and LSR)
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues (as reported in Consolidated Statements of Operations)
Service revenues	$96,939	$98,865	$192,909	$193,560
Non postpaid revenue adjustments	(5,435)	(5,356)	(10,401)	(10,789)
Service revenues for LSR (5)	$91,504	$93,509	$182,508	$182,771
Weighted average aggregate postpaid wireless voice customers (6)	1,739,930	1,863,384	3,515,594	3,743,001
LSR (5) ÷ (6)	$53	$50	$52	$49

Average Revenue Per Customer (“ARPU”) (in thousands, except weighted average aggregate postpaid wireless voice customers and ARPU)
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues (as reported in Consolidated Statements of Operations)
Service revenues	$96,939	$98,865	$192,909	$193,560
Roaming revenues	36,660	25,113	67,466	44,734
Total	133,599	123,978	260,375	238,294
Non postpaid revenue adjustments:	(5,435)	(5,356)	(10,401)	(10,789)
Service revenues for ARPU (7)	$128,164	$118,622	$249,974	$227,505
Weighted average aggregate postpaid wireless voice customers (8)	1,739,930	1,863,384	3,515,594	3,743,001
ARPU (7) ÷ (8)	$74	$64	$71	$61

Three months ended June 30, 2006 and 2005

Revenue

Operating Revenue:
	Three months ended June 30,
(In thousands)	2006	2005	$	Change	% Change
Service	$96,939	$98,865		$(1,926)	(1.9%)
Roaming	36,660	25,112		11,548	46.0%
Equipment	6,599	9,420		(2,821)	(29.9%)
Total operating revenue	$140,198	$133,397		$6,801	5.1%

Service Revenue.

Service Revenue	Three months ended June 30,
(In thousands)	2006	2005	$ Change	% Change
Local service	$82,450	$83,790	$(1,340)	(1.6)%
USF support	10,972	11,138	(166)	(1.5)%
Regulatory pass through	3,339	3,729	(390)	(10.5)%
Other	178	208	(30)	(14.4)%
Total service revenue	$96,939	$98,865	$(1,926)	(1.9)%

The decrease in service revenue for the three months ended June 30, 2006 primarily reflects a 6.4% decline in postpaid customers as compared to June 30, 2005 partially offset by an increase in LSR to $53 compared to $50 for the three months ended June 30, 2005. The LSR increase in 2006 was primarily due to a $2 increase in data and features revenue.

We are currently receiving USF support in the states of Alabama, Kansas, Maine, Minnesota, Mississippi, New Hampshire, Oregon, South Dakota, Vermont, and Washington. Reflecting a decline in customers, USF support payments decreased to $11.0 million for the three months ended June 30, 2006 as compared to $11.1 million for the three months ended June 30, 2005. We expect the amount of USF support to be approximately $40 million in 2006.

The decrease in regulatory pass-through fees reflects a decline in overall customers.

Customers. Our total customers decreased to 690,426 at June 30, 2006 as compared to 716,755 at June 30, 2005. Our decline in customers during the three months ended June 30, 2006 primarily reflects the following:

•	High levels of overall customer churn partially offset by lower voluntary churn within our new technology customer base, and
•
A decline in gross postpaid additions reflecting tightening credit standards and increased competition. Postpaid customer gross adds for the three months ended June 30, 2006 were 35,220 as compared to 38,772 for the three months ended June 30, 2005.

As of June 30, 2006, approximately 66% of our postpaid customers were using new technology handsets as compared to 47% at December 31, 2005. We continue to experience higher retention rates and LSR from our new technology customers and therefore will continue to aggressively migrate our legacy customer base to new technology products.

Roaming Revenue. The 46.0% increase in roaming revenue during the three months ended June 30, 2006 primarily reflects a 73% increase in outcollect minutes partially offset by a decline in roaming yield. Our outcollect yield for the three months ended June 30, 2006 was $0.11 per minute as compared to $.14 per minute in the three months ended June 30, 2005. Declines in TDMA outcollect minutes were offset by increases in new technology GSM and CDMA outcollect minutes.

Positively affecting roaming revenue during the second quarter of 2006 was the completion of our 2.5G network upgrade. The transition by our national roaming partners to 2.5G technology handsets throughout most of 2005, and the completion of our 2.5G networks, has allowed us to capture additional roaming minutes that were not available to us in the second quarter of 2005. Because these partners converted their customer base to this new technology before we had fully operational 2.5G networks, we were not able to capture a portion of available roaming revenue in 2005. At June 30, 2006, substantially all of our 1,115 cell sites were equipped with 2.5G technology. For the three months ended June 30, 2006 and 2005, 2.5G outcollect minutes accounted for 94% and 72%, respectively, of our total outcollect minutes.

We anticipate 2006 roaming minute increases to offset anticipated roaming yield declines, which, together with the full year operation of our new technology networks, should result in 2006 roaming revenue exceeding 2005 levels.

Equipment Revenue. Equipment revenue decreased 29.9% to $6.6 million for the three months ended June 30, 2006 as compared to $9.4 million during the three months ended June 30, 2005 reflecting lower handset pricing for both new customers and migrating customers. Gross postpaid additions were 35,220 for the three months ended June 30, 2006 as compared to 38,772 during the comparable period of the prior year. Customer handset migrations for the three months ended June 30, 2006 increased to 55,031 as compared to 45,522 in the comparable period of the prior year.

Operating Expenses
	Three months ended June 30,
(In thousands)	2006	2005	$ Change	% Change
Network cost
Incollect cost	$11,047	$12,124	$(1,077)	(8.9)%
Other network cost	23,815	16,646	7,169	43.1%
	34,862	28,770	6,092	21.2%
Cost of equipment sales	13,222	14,631	(1,409)	(9.6)%
Selling, general and administrative	36,707	37,984	(1,277)	(3.4)%
Depreciation and amortization	30,631	23,959	6,672	27.8%
Impairment of assets	-	7,020	(7,020)	N/A
Total operating expenses	$115,422	$112,364	$3,058	2.7%

Network Cost. Network cost, as a percentage of total revenues, increased to 24.9% in the three months ended June 30, 2006 as compared to 21.6% in the three months ended June 30, 2005. This increase reflects additional costs of operating multiple networks (analog, TDMA and 2.5G), increased outsourced data service costs, increased number of cell sites, and higher variable costs due to an increase in outcollect roaming minutes of use. Cell sites increased 18.1% to 1,115 at June 30, 2006 as compared to 944 at June 30, 2005.

Partially offsetting the overall increase in network cost was an 8.9% incollect cost decrease reflecting per minute incollect cost for the three months ended June 30, 2006 declining to approximately $0.09 per minute as compared to $0.11 in the three months ended June 30, 2005. Partially offsetting the impact from the decline in per minute cost was a 6.6% incollect minute increase.

We anticipate network costs to be higher in 2006, reflecting the full year impact of our 2.5G network overlay.

Cost of Equipment Sales. As a percentage of revenue, cost of equipment sales for the three months ended June 30, 2006 decreased to 9.4% as compared to 11.0% in the three months ended June 30, 2005. Cost of equipment sales decreased 9.6% to $13.2 million for the three months ended June 30, 2006, primarily reflecting reduced costs resulting from a 16% decline in average handset costs in 2006 as compared to 2005. Postpaid customer gross adds for the three months ended June 30, 2006 were 35,220 as compared to 38,772 for the three months ended June 30, 2005. Customer handset migrations for the three months ended June 30, 2006 increased to 55,031 as compared to 45,522 in the comparable period of the prior year.

We continue to experience higher retention rates and LSR from our new technology customers and therefore will continue to aggressively migrate our legacy customer base to new technology products.

Selling, General and Administrative.

Components of SG&A are as follows:
(in thousands)	Three months ended June 30,
	2006	2005	$ Change	% Change
General and administrative	$14,969	$16,052	$(1,083)	(6.7)%
Sales and marketing	13,596	15,110	(1,514)	(10.0)%
Regulatory pass-through fees	3,607	3,741	(134)	(3.6)%
Stock based compensation	404	56	348	621.4%
Bad debt	4,131	3,025	1,106	36.6%
	$36,707	$37,984	$(1,277)	(3.4)%

As a percentage of revenue, SG&A decreased to 26.2% in the three months ended June 30, 2006 as compared to 28.5% during the three months ended June 30, 2005.

Contributing to the decrease in SG&A were reduced insurance premiums and efficiencies from organizational changes made in the second half of 2005. Sales and marketing costs decreased primarily due to the decline in commissions resulting from the reduced number of new postpaid customers. Postpaid customer gross adds for the three months ended June 30, 2006 were 35,220 as compared to 38,772 for the three months ended June 30, 2005. Regulatory pass-through fees decreased to $3.6 million in the three months ended June 30, 2006 as compared to $3.7 million in the three months ended June 30, 2005 due to a change in regulatory rates. The increase in bad debt expense reflects higher customer churn with our lower credit quality customers combined with customer dissatisfaction resulting from new technology migration activities and the billing system conversion completed in October 2005.

We expect SG&A in 2006 to be comparable to 2005.

Depreciation and Amortization. Depreciation and amortization expense increased 27.8% during the three months ended June 30, 2006 to $30.6 million as compared to $24.0 million for the three months ended June 30, 2005. This increase primarily reflects the accelerated depreciation of our TDMA networks and depreciation on our recently activated 2.5G networks. We are operating both TDMA and 2.5G networks in all four of our territories. Our 2.5G networks will eventually replace TDMA networks. Accordingly, our TDMA networks will be fully depreciated by December 31, 2006.

Other Income (Expense)

Interest Expense.
Components of interest expense are as follows:
(in thousands)	Three months ended June 30,
	2006	2005	$ Change	% Change

Interest expense on credit facility	$1,169	$-	$1,169	N/A
Interest expense on senior secured notes	11,623	10,277	1,346	13.1%
Interest expense on senior notes	8,024	8,023	1	0.0%
Interest expense on senior subordinated notes	12,123	10,320	1,803	17.5%
Amortization of debt issuance costs	1,196	1,170	26	2.2%
Write-off of debt issuance costs	2,753	151	2,602	1,723.2%
Senior and junior preferred stock dividends	13,744	14,015	(271)	(1.9)%
Effect of derivative instruments	(298)	(171)	(127)	(74.3)%
Gain on repurchase of senior exchangeable preferred stock	-	(5,554)	5,554	N/A
Other	3,289	(610)	3,899	N/A
	$53,623	$37,621	$16,002	42.5%

Increased interest expense for the three months ended June 30, 2006 reflects our higher debt levels primarily resulting from the November 2005 issuance of $175 million senior subordinated floating rate notes and the borrowing of $58 million under the revolving credit facility. Included in other interest expense during the three months ended June 30, 2006 was the inclusion of $3.2 million in call premiums paid relating to the repayment of $160.0 million aggregate principal under our 2010 notes and a $2.8 million write-off of debt issuance costs.

During the three months ended June 30, 2005, we recorded a $5.6 million gain on the repurchased 14,932 shares of 11 3/8% senior exchangeable preferred stock, which was recorded as a reduction of interest expense. We did not repurchase any of our senior exchangeable preferred stock during the three months ended June 30, 2006.

Cash interest expense was $17.2 million for the three months ended June 30, 2006 as compared to $8.1 million in the three months ended June 30, 2005.

Preferred Stock Dividends

Preferred stock dividends for the three months ended June 30, 2006 increased by 5.5% to $3.6 million as compared to $3.4 million in the three months ended June 30, 2005. The increase in preferred stock dividends reflects the compounding effect of the accrual of past dividends.

Six    Six months ended June 30, 2006 and 2005

Revenue

Operating Revenue:
	Six months ended June 30,
(In thousands)	2006	2005	$	Change	% Change
Service	$192,909	$193,560		$(651)	(0.3)%
Roaming	67,466	44,734		22,732	50.8%
Equipment	12,955	18,474		(5,519)	(29.9)%
Total operating revenue	$273,330	$256,768		$16,562	6.5%

Service Revenue.

Service Revenue	Six months ended June 30,
(In thousands)	2006	2005	$ Change	% Change
Local service	$163,853	$166,514	$(2,661)	(1.6)%
USF support	22,271	19,500	2,771	14.2%
Regulatory pass through	6,411	7,127	(716)	(10.0)%
Other	374	419	(45)	(10.7)%
Total service revenue	$192,909	$193,560	$(651)	(0.3)%

Service revenue decline for the six months ended June 30, 2006 primarily reflects a 6.4% decline in postpaid customers as compared to June 30, 2005 partially offset by an increase in LSR to $52 compared to $49 for the six months ended June 30, 2005. The LSR increase in 2006 was due to an increase of approximately $1 in USF payments and $2 in access, data and features.

We are currently receiving USF support in the states of Alabama, Kansas, Maine, Minnesota, Mississippi, New Hampshire, Oregon, South Dakota, Vermont, and Washington. Reflecting the increase in USF qualified service areas, USF support payments increased to $22.3 million for the six months ended June 30, 2006 as compared to $19.5 million for the six months ended June 30, 2005. We expect the amount of USF support to be approximately $40 million in 2006.

The decrease in regulatory pass-through fees reflects a decline in overall customers.

Customers. Our total customers decreased to 690,426 at June 30, 2006 as compared to 716,755 at June 30, 2005. Our decline in customers during the six months ended June 30, 2006 primarily reflects the following:

•	High levels of overall customer churn partially offset by lower voluntary churn within our new technology customer base, and
•
A decline in gross postpaid additions reflecting tightening credit standards and increased competition. Postpaid customer gross adds for the six months ended June 30, 2006 were 70,741 as compared to 81,701 for the six months ended June 30, 2005.

As of June 30, 2006, approximately 66% of our postpaid customers were using new technology handsets as compared to 47% at December 31, 2005. We believe our new technology customers provide higher retention rates and LSR and therefore we plan to aggressively migrate our legacy customer base to new technology products throughout 2006.

Roaming Revenue. The 50.8% increase in roaming revenue during the six months ended June 30, 2006 primarily reflects a 82% increase in outcollect minutes partially offset by a decline in roaming yield. Our outcollect yield for the six months ended June 30, 2006 was $0.11 per minute as compared to $0.14 per minute in the six months ended June 30, 2005. Declines in TDMA outcollect minutes were offset by increases in new technology GSM and CDMA outcollect minutes.

Positively affecting roaming revenue during the six months ended June 30, 2006 was the completion of our 2.5G network upgrade. The transition by our national roaming partners to 2.5G technology handsets throughout most of 2005, and the completion of our 2.5G networks, has allowed us to capture additional roaming minutes that were not available to us in the six months ended June 30, 2005. Because these partners converted their customer base to this new technology before we had fully operational 2.5G networks, we were not able to capture a portion of available roaming revenue in 2005. At June 30, 2006, substantially all of our 1,115 cell sites were equipped with 2.5G technology. For the six months ended June 30, 2006 and 2005, 2.5G outcollect minutes accounted for 93% and 67%, respectively, of our total outcollect minutes.

We anticipate 2006 roaming minute increases to offset anticipated roaming yield declines, which, together with the full year operation of our new technology networks, should result in 2006 roaming revenue exceeding 2005 levels.

Equipment Revenue. Equipment revenue decreased 29.9% to $13.0 million for the six months ended June 30, 2006 as compared to $18.5 million during the six months ended June 30, 2005 reflecting lower handset pricing for both new customers and migrating customers together with fewer gross postpaid customer additions. Gross postpaid additions were 70,741 during the six months ended June 30, 2006 as compared to 81,701 during the comparable period of the prior year. Customer handset migrations for the six months ended June 30, 2006 were relatively unchanged at 100,080 as compared to 100,342 in the comparable period of the prior year.

Operating Expenses
	Six months ended June 30,
(In thousands)	2006	2005	$ Change	% Change
Network cost
Incollect cost	$21,824	$23,272	$(1,448)	(6.2)%
Other network cost	45,345	32,220	13,125	40.7%
	67,169	55,492	11,677	21.0%
Cost of equipment sales	26,249	29,009	(2,760)	(9.5)%
Selling, general and administrative	70,957	73,474	(2,517)	(3.4)%
Depreciation and amortization	60,058	46,926	13,132	28.0%
Impairment of assets	-	7,020	(7,020)	N/A
Total operating expenses	$224,433	$211,921	$12,512	5.9%

Network Cost. Network cost, as a percentage of total revenues, increased to 24.6% in the six months ended June 30, 2006 as compared to 21.6% in the six months ended June 30, 2005. This increase reflects additional costs of operating multiple networks (analog, TDMA and 2.5G networks), increased outsourced data service costs, increased number of cell sites, and higher variable costs due to an increase in outcollect roaming minutes of use. Cell sites increased to 1,115 at June 30, 2006 as compared to 944 at June 30, 2005. Partially offsetting the overall increase in network cost was a 6.2% incollect cost decrease reflecting per minute incollect cost for the six months ended June 30, 2006 declining to approximately $0.09 per minute as compared to $0.12 in the three months ended June 30, 2005. Partially offsetting the impact from the decline in per minute cost was an 11.9% incollect minute increase.

We anticipate network costs to be higher in 2006, reflecting the full year impact of our 2.5G network overlay.

Cost of Equipment Sales. As a percentage of revenue, cost of equipment sales for the six months ended June 30, 2006 decreased to 9.6% as compared to 11.3% in the six months ended June 30, 2005. Cost of equipment sales decreased 9.5% to $26.2 million for the six months ended June 30, 2006, primarily reflecting reduced costs resulting from fewer gross customer additions. The average cost of a handset for the six months ended June 30, 2006 was unchanged as compared to the comparable period in 2005. Postpaid customer gross adds for the six months ended June 30, 2006 were 70,741 as compared to 81,701 for the six months ended June 30, 2005. Customer handset migrations for the six months ended June 30, 2006 was relatively unchanged at 100,080 as compared to 100,342 in the comparable period of the prior year. 2006 was relatively unchanged at 100,080 as compared to 100,342 in the comparable period of the prior year.

Selling, General and Administrative.

Components of SG&A are as follows:
(in thousands)	Six months ended June 30,
	2006	2005	$ Change	% Change
General and administrative	$29,333	$30,765	$(1,432)	(4.7)%
Sales and marketing	26,278	29,976	(3,698)	(12.3)%
Regulatory pass-through fees	6,844	7,177	(333)	(4.6)%
Stock based compensation	467	109	358	328.4%
Bad debt	8,035	5,447	2,588	47.5%
	$70,957	$73,474	$(2,517)	(3.4)%

As a percentage of revenue, SG&A decreased to 26.0% in the six months ended June 30, 2006 as compared to 28.6% during the six months ended June 30, 2005. Contributing to the decrease in SG&A were reduced insurance premiums and efficiencies from organizational changes made in the second half of 2005. Sales and marketing costs decreased primarily due to the decline in commissions resulting from the reduced number of new postpaid customers. Postpaid customer gross adds for the six months ended June 30, 2006 were 70,741 as compared to 81,701 for the six months ended June 30, 2005. Regulatory pass-through fees decreased to $6.8 million in the six months ended June 30, 2006 as compared to $7.2 million in the six months ended June 30, 2005 due to a change in regulatory rates. The increase in bad debt expense reflects higher customer churn associated with our lower credit quality customers combined with customer dissatisfaction resulting from new technology migration activities and the billing system conversion completed in October 2005.

We expect SG&A in 2006 to be comparable to 2005.

Depreciation and Amortization. Depreciation and amortization expense increased 28.0% during the six months ended June 30, 2006 to $60.1 million as compared to $46.9 million for the six months ended June 30, 2005. This increase primarily reflects the accelerated depreciation of our TDMA networks and depreciation on our recently activated 2.5G networks. We are operating both TDMA and 2.5G networks in all four of our territories. Our 2.5G networks will eventually replace TDMA networks. Accordingly, our TDMA networks will be fully depreciated by December 31, 2006.

Other Income (Expense)

Interest Expense.
Components of interest expense are as follows:
(in thousands)	Six months ended June 30,
	2006	2005	$ Change	% Change

Interest expense on credit facility	$2,262	$-	$2,262	N/A
Interest expense on senior secured notes	22,454	20,334	2,120	10.4%
Interest expense on senior notes	16,047	16,047	-	-
Interest expense on senior subordinated notes	23,980	20,641	3,339	16.2%
Amortization of debt issuance costs	2,381	2,340	41	1.8%
Write-off of debt issuance costs	2,795	151	2,644	1,751.0%
Senior and junior preferred stock dividends	27,572	27,670	(98)	(0.4)%
Effect of derivative instruments	(726)	(343)	(383)	(111.7)%
Gain on repurchase of senior exchangeable preferred stock	(173)	(5,554)	5,381	96.9%
Other	3,371	(958)	4,329	N/A
	$99,963	$80,328	$19,635	24.4%

Increased interest expense for the six months ended June 30, 2006 reflects our higher debt levels resulting from the November 2005 issuance of $175 million senior subordinated floating rate notes and the borrowing of $58 million under the revolving credit facility. Included in interest expense during the six months ended June 30, 2006 was the inclusion of $3.2 million in call premiums paid relating to the repayment of $160.0 million aggregate principal under our 2010 notes and a $2.8 million write-off of debt issuance costs.

During the six months ended June 30, 2006 and 2005, we repurchased 4,560 and 14,932 shares, respectively, of senior exchangeable preferred stock and accordingly recorded $173,000 and $5.6 million, respectively, in gains on the repurchase of these shares, which were recorded as a reduction of interest expense within the consolidated statement of operations.

Cash interest expense was $71.1 million for the six months ended June 30, 2006 as compared to $55.3 million in the six months ended June 30, 2005.

Preferred Stock Dividends

Preferred stock dividends for the six months ended June 30, 2006 increased by 5.5% to $7.1 million as compared to $6.8 million in the six months ended June 30, 2005. The increase in preferred stock dividends reflects the compounding effect of the accrual of past dividends.

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

Our cell site count has increased from 944 sites at June 30, 2005 to 1,115 sites at June 30, 2006, resulting in expansion of our network capability and coverage in all of our territories. We believe our network overlay and expansion efforts will improve our ability to attract and retain customers in addition to providing customers of our roaming partners greater access to our networks. Although we do not anticipate adding as many cell sites in 2006 as we did in 2005, we plan to add capacity within our networks, allowing them to carry increased roaming traffic and to accommodate the new technology customers. We anticipate our total expenditures for 2006 will be in the $66 million range, funded primarily from cash on hand and operating cash flow. Capital expenditures for the six months ended June 30, 2006 were $23.7 million compared to $64.6 million for the six months ended June 30, 2005.

Senior and Junior Exchangeable Preferred Stock. Until May 2003, we paid the dividends on our senior exchangeable preferred stock by issuing additional shares of exchangeable preferred stock and until February 2005, we paid the dividends on our junior exchangeable preferred stock by issuing additional shares of junior preferred stock. Because we had failed to pay six or more quarterly dividends on our senior exchangeable preferred stock, a “Voting Rights Triggering Event,” as defined in the terms of our senior preferred stock, existed as of November 15, 2004. Accordingly, the holders of senior exchangeable preferred stock have the right to elect two directors.

Additionally, while a “Voting Rights Triggering Event” exists, certain terms of our senior exchangeable preferred stock, if enforceable, may prohibit incurrence of additional indebtedness, including borrowings under our revolving credit facility. In October 2005, we paid four quarterly dividends on the senior exchangeable preferred stock, and on May 3, 2006 we paid an additional two quarterly dividends. In each case, the number of unpaid dividends was reduced to five, thus eliminating any uncertainty under the provisions of the certificate of designation establishing the senior exchangeable preferred stock regarding our ability to incur debt.

Under the terms of the certificate of designation for the senior exchangeable preferred stock, holders of the senior exchangeable preferred stock could have elected directors at the RCC’s annual meeting on May 25, 2006. Because no nominations or votes were submitted by holders of the senior exchangeable preferred stock, there was no election of directors by such holders at the annual meeting. On May 26, 2006, the board expanded the number of directors by two and appointed James V. Continenza and Jacques Leduc to fill the two vacancies thus created, both to serve as a Class I directors, for terms expiring in 2007.

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

Total accrued dividends in arrears for both the junior and senior exchangeable preferred securities, through June 30, 2006, were approximately $79.1 million.

Credit Facility. The credit facility is subject to various covenants, including the ratio of senior secured indebtedness to annualized operating cash flow (as defined in the credit facility), the ratio of total indebtedness to annualized operating cash flow, and the ratio of annualized operating cash flow to interest expense. We were in compliance with the credit facility covenants as of June 30, 2006.

Our borrowings under the revolving credit facility bear interest at rates based on, at our option, either (i) the one, two, three, six, or, if made available by the lender, nine or twelve month Eurodollar rate, which is determined by reference to the Adjusted LIBOR rate, or (ii) the Alternate Base Rate, which is the higher of the prime lending rate on page 5 of the Telerate Service and the Federal Funds Effective Rate plus 1/2 of 1 percent. In each case, we are required to pay an additional margin of interest above the Eurodollar rate or the Alternate Base Rate. The margin is based on the ratio of our senior secured debt to our adjusted cash flow. The margin above the Alternate Base Rate ranges from 1.00% to 1.25%. The margin above the Eurodollar rate fluctuates from 2.00% to 2.25%. At June 30, 2006, the effective interest rate was 7.38%.

Cash flows for the six months ended June 30, 2006, compared with the six months ended June 30, 2005.

	2006	2005	Change
Net cash provided by operating activities	$37,218	$32,781	$4,437
Net cash used in investing activities	(22,571)	(64,637)	42,066
Net cash provided by (used in) financing activities	312	(13,012)	13,324
Net increase (decrease) in cash and cash equivalents	14,959	(44,868)	59,827

Cash and cash equivalents, at beginning of year	86,822	85,339	1,483
Cash and cash equivalents, at end of period	$101,781	$40,471	$61,310

Net cash provided by operating activities was $37.2 million for the six months ended June 30, 2006. Adjustments to the $46.9 million net loss to reconcile to net cash provided by operating activities include $60.1 million in depreciation and amortization, a $19.3 million increase in accrued preferred stock dividends, a $4.8 million decrease in accounts receivable and a $6.4 million decrease in inventory. Partially offsetting these items were decreases of $10.5 million in accounts payable, and $2.4 million in other accrued expenses.

Net cash used in investing activities for the six months ended June 30, 2006 was $22.6 million. This amount included $23.7 million for purchases of property and equipment, and $443,000 in net short-term investment purchases which were partially offset by $1.6 million in proceeds from sale of property and equipment. The majority of property and equipment purchases are related to our 2.5G network overlay. Our 2.5G network construction commitments to our roaming partners and to equipment vendors have been substantially met.

Net cash provided by financing activities for the six months ended June 30, 2006 was $312,000, reflecting $166.6 million in proceeds from the issuance of 8 ¼% senior secured notes mostly offset by the $160.0 million retirement of senior secured floating rate notes. Also affecting financing activities was the $5.5 million repurchase of senior exchangeable preferred stock partially, offset by $2.1 million in proceeds from the issuance of common stock pursuant to our employee stock purchase plan and upon exercise of stock options.

Liquidity. Primarily reflecting positive cash flow from operations during the six months ended June 30, 2006, RCC’s cash and cash equivalents and short-term investments increased to $171.0 million as compared to $153.6 million at December 31, 2005. Cash interest payments during the six months ended June 30, 2006 were $71.1 million as compared to $55.3 million during the six months ended June 30, 2005.

Under the documents governing our indebtedness, we are able to make limited restricted payments, including the repurchase of senior subordinated notes or preferred stock and the payment of dividends to holders of our equity securities. As of June 30, 2006, we were able to make approximately $61 million in restricted payments.

We believe that cash flows from operations, cash, cash equivalents, and short term investments will be sufficient to enable us to meet required cash commitments through the next twelve-month period, and we anticipate we will be in compliance with our covenants under the credit facility. During the six months ended June 30, 2006, contractual obligations had not materially changed as compared to those existing at December 31, 2005.

Off-Balance Sheet Financings and Liabilities. We do not have any off-balance sheet financing arrangements or liabilities, any majority-owned subsidiaries, or any interests in, or relationships with, any material special-purpose entities that are not included in the consolidated financial statements.

Supplemental Disclosure of Condensed Consolidated Cash Flow Information

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Cash paid for:
Interest	$17,230	$8,081	$71,050	$55,328

Forward-Looking Statements

Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although RCC believes that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. A number of factors could cause actual results, performance, achievements of RCC, or industry results to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, competitive considerations, success of customer enrollment initiatives, the ability to increase wireless usage and reduce customer acquisition costs, the ability to improve customer retention, the successful integration of any acquired operations with RCC’s existing operations, the ability to negotiate favorable roaming agreements, the ability to service debt, and other factors discussed in RCC's Report on Form 10-K for the year ended December 31, 2005 and in other filings with the Securities and Exchange Commission. Investors are cautioned that all forward-looking statements involve risks and uncertainties.

In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates, and data that may be incorrect or imprecise and involve known and unknown risks, uncertainties, and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. All subsequent written and oral forward-looking statements attributable to RCC or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. RCC disclaims any obligation to update any such statements or to announce publicly the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.  Since December 31, 2005, RCC has not entered into a new material contractual obligation with the exception of the May 2006  issuance of $160 million in 8 1/4% senior secured notes.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have issued debt and preferred securities and used bank credit facilities as well as cash from operations to finance our capital requirements and operations. These financial instruments, to the extent they provide for variable rates of interest, expose us to interest rate risk. A one percentage point interest rate adjustment would have changed our cash interest payments on an annual basis by approximately $2.3 million in 2006.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of June 30, 2006, based on an evaluation carried out under the supervision and with the participation of RCC’s management, including the chief executive officer (CEO) and the chief financial officer (CFO), of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that RCC’s disclosure controls and procedures are effective.

There was no change in our internal control over financial reporting during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS

See “Risk Factors” in Part I — Item 1A. in our Annual Report on Form 10−K for the year ended December 31, 2005 for information on risk factors. There were no material changes in the status of our risk factors from those described in our Annual Report on Form 10−K for the year ended December 31, 2005.

Item 3. DEFAULTS UPON SENIOR SECURITIES

(b) Preferred Stock Dividends

11 ⅜% Senior Exchangeable Preferred Stock. We have not paid dividends on our senior exchangeable preferred stock since May 2003. We were in arrearage for six unpaid quarterly senior exchangeable preferred stock dividends at June 30, 2006. Accrued dividends in arrearage, through August 8, 2006, were approximately $35 million.

12¼% Junior Exchangeable Preferred Stock. We have not declared or paid the quarterly cash dividends on our 12¼% Junior Exchangeable Preferred Stock since February 2005. Accrued dividends in arrearage, through August 8, 2006 were approximately $50 million. We were in arrearage for five unpaid quarterly senior exchangeable preferred stock dividends at June 30, 2006. If dividends on the outstanding junior exchangeable preferred stock are in arrears and unpaid for six or more quarterly dividend periods (whether or not consecutive), the holders of a majority of the outstanding shares of the junior exchangeable preferred stock, voting as a class, are entitled to elect the lesser of two directors or that number of directors constituting 25% of the members of the Board of Directors. If we continue not to pay the dividends on the junior exchangeable preferred stock, the holders will have the right to elect directors after August 15, 2006.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	We held an Annual Meeting of Shareholders on May 25, 2006.
(c) The following matters were considered:

1. Election of two Class III directors, each for a three-year term expiring in 2009:

Name	Affirmative	Authority Withheld
Richard P. Ekstrand	13,948,089	76,994
George W. Wikstrom	18,890,541	134,542

There were no abstentions or broker non-votes.

•	Paul J. Finnegan and Tony Bolland were elected unanimously by the holders of the Class M preferred stock to one-year terms.
•	Continuing as a Class I director is Wesley E. Schultz ,
•	Continuing as Class II directors are Ann K. Newhall, George Revering, and Don C. Swenson.

In May 2005, James V. Continenza and Jacques Leduc were elected to serve as board members by the holders of our senior exchangeable preferred stock. Under the terms of the certificate of designation for the senior exchangeable preferred stock, holders of the senior exchangeable preferred stock could have elected directors at the RCC’s annual meeting on May 25, 2006. Because no nominations or votes were submitted by holders of the senior exchangeable preferred stock, there was no election of directors by such holders at the annual meeting.

On May 26, 2006, the board expanded the number of directors by two and appointed James V. Continenza and Jacques Leduc to fill the two vacancies thus created, both to serve as Class I directors, for terms expiring in 2007.

2.	Appointment of Deloitte & Touche LLP as independent auditors for 2006 fiscal year. Voting on ratification were 19,008,186 votes in favor, 9,176 opposed, 7,721 abstentions, and 0 broker non-votes.

3.	Approval of 2006 Omnibus Incentive Plan. Voting on ratification were 9,406,555 votes in favor, 761,962 opposed, 1,247,689 abstentions, and 7,608,877 broker non-votes.

Item 5. OTHER INFORMATION

The following information is being filed with the Report on Form 10-Q in lieu of a separate Report on Form 8-K. The item number corresponds to the item number in the Form 8-K.

Item 2.02. Results of Operations and Financial Condition

Today, we issued a press release containing information regarding our results of operations for the quarter ended June 30, 2006. A copy of the press release is included with this Report as Exhibit 99.1

On August 10, 2006 at 9:00 AM CT, we will host our second quarter 2006 teleconference to discuss our second quarter results. To participate in the call, please dial (800) 218-4007, give the operator your name and company affiliation. To access a replay of this call through August 18, 2006, dial (800) 405-2236 and 11067618# as the passcode. An audio replay of the teleconference can also be accessed by logging onto our website at www.unicel.com. To access the audio stream, click on the Investor Relations section.

The information provided under this Item 2.02 shall not be treated as “filed” for purposes of the Securities Exchange Act of 1934, as amended.

Item 6. EXHIBITS

The following exhibits are filed with this report.

10.1
Second Amendment to Credit Agreement Among Rural Cellular Corporation, Lehman Commercial Paper, Inc., as Administrative Agent, and Bank of America, N.A., as Documentation Agent, dated as of May 22, 2006.
[Filed as exhibit to Amendment No. 1 to Registration Statement of Form S-4 (SEC No. 333-132744) and incorporated herein by reference]

10.2	2006 Omnibus Incentive Plan [Filed as exhibit to Report on Form 8-K dated May 22, 2006, and incorporated herein by reference]
10.2 (a)	Form of Agreement for Performance Restricted Stock Units for Officers
10.2 (b)	Form of Agreement for Restricted Stock Units for Directors
31.1	Certification of Rural Cellular Corporation’s Chief Executive Officer pursuant to Section 302 under the Securities Exchange Act of 1934, as amended
31.2	Certification of Rural Cellular Corporation’s Chief Financial Officer pursuant to Section 302 under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.1	Press release dated August 8, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RURAL CELLULAR CORPORATION
                                (Registrant)

Date: August 8, 2006	/s/ Richard P. Ekstrand
Richard P. Ekstrand
President and Chief Executive Officer

Date: August 8, 2006	/s/ Wesley E. Schultz
Wesley E. Schultz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)