Form 10-Q
period 2006-09-30
RURAL CELLULAR CORP
filed 2006-11-06
CIK 869561

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2006.
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
                            Large accelerated filer  ☐    Accelerated filer ☒   Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Number of shares of common stock outstanding as of the close of business on November 1, 2006.

Class A	13,869,707
Class B	398,727

TABLE OF CONTENTS

Page #
Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005	3
Condensed Consolidated Statements of Operations and Comprehensive Loss - Three and Nine months ended September 30, 2006 and 2005	5
Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2006 and 2005	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3. Quantitative and Qualitative Disclosures about Market Risk	43
Item 4. Controls and Procedures	43
Part II. Other Information
Item 1A. Risk Factors	43
Item 3. Defaults upon Senior Securities	43
Item 5. Other Information	44
Item 6. Exhibits	44
Signatures	45
Exhibits
Certification of CEO Pursuant to Rule 13a-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)
Certification Pursuant to Section 906
Press Release - 3rd Quarter 2006 Financial Results

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)
(In thousands)	September 30, 2006	December 31, 2005

CURRENT ASSETS:
Cash and cash equivalents	$76,559	$86,822
Short-term investments	80,295	66,778
Accounts receivable, less allowance for doubtful accounts of $2,713 and $3,567	64,492	72,887
Inventories	12,050	12,849
Other current assets	4,146	4,280
Total current assets	237,542	243,616
PROPERTY AND EQUIPMENT, net	231,716	277,408
LICENSES AND OTHER ASSETS, net:
Licenses	548,513	548,513
Goodwill	348,684	348,684
Customer lists	15,376	29,301
Deferred debt issuance costs	23,260	27,022
Other assets	5,394	6,138
Total licenses and other assets	941,227	959,658
	$1,410,485	$1,480,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ DEFICIT (Unaudited)

(In thousands, except per share data)	September 30, 2006	December 31, 2005

CURRENT LIABILITIES:
Accounts payable	$35,782	$53,492
Advance billings and customer deposits	11,855	11,885
Accrued interest	16,963	39,336
Other accrued expenses	8,401	8,981
Total current liabilities	73,001	113,694
LONG-TERM LIABILITIES	1,877,941	1,847,994
Total liabilities	1,950,942	1,961,688

REDEEMABLE PREFERRED STOCK	181,851	170,976

SHAREHOLDERS’ DEFICIT:
Class A common stock; $.01 par value; 200,000 shares authorized,13,869 and 13,530 outstanding	139	135
Class B common stock; $.01 par value; 10,000 shares authorized, 399 and 427 outstanding	4	4
Additional paid-in capital	213,607	212,420
Accumulated deficit	(936,058)	(862,742)
Unearned compensation	-	(1,799)
Total shareholders’ deficit	(722,308)	(651,982)
	$1,410,485	$1,480,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited)

(In thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
REVENUE:
Service	$95,979	$98,287	$288,888	$291,847
Roaming	46,952	41,785	114,418	86,519
Equipment	5,842	8,220	18,797	26,694
Total revenue	148,773	148,292	422,103	405,060
OPERATING EXPENSES:
Network costs, excluding depreciation	35,174	32,885	102,343	88,377
Cost of equipment sales	14,609	13,738	40,858	42,747
Selling, general and administrative	37,214	41,189	108,171	114,663
Depreciation and amortization	32,069	24,549	92,127	71,475
Impairment of assets	-	-	-	7,020
Total operating expenses	119,066	112,361	343,499	324,282
OPERATING INCOME	29,707	35,931	78,604	80,778
OTHER INCOME (EXPENSE):
Interest expense	(47,668)	(43,776)	(147,631)	(124,104)
Interest and dividend income	2,077	249	5,827	911
Other	237	(125)	441	(149)
Other expense, net	(45,354)	(43,652)	(141,363)	(123,342)
LOSS BEFORE INCOME TAX BENEFIT	(15,647)	(7,721)	(62,759)	(42,564)
INCOME TAX BENEFIT	(104)	(104)	(313)	(313)
NET LOSS	(15,543)	(7,617)	(62,446)	(42,251)
PREFERRED STOCK DIVIDEND	(3,734)	(3,534)	(10,870)	(10,301)
LOSS APPLICABLE TO COMMON SHARES	$(19,277)	$(11,151)	$(73,316)	$(52,552)
LOSS PER BASIC AND DILUTED SHARE	$(1.37)	$(0.89)	$(5.22)	$(4.24)
WEIGHTED AVERAGE SHARES USED TO COMPUTE LOSS PER BASIC AND DILUTED SHARE	14,090	12,517	14,048	12,388

COMPREHENSIVE LOSS:
LOSS APPLICABLE TO COMMON SHARES	$(19,277)	$(11,151)	$(73,316)	$(52,552)
Adjustments - derivative financial instruments	-	(172)	-	(515)
TOTAL COMPREHENSIVE LOSS	$(19,277)	$(11,323)	$(73,316)	$(53,067)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
(In Thousands)	Nine months ended September 30,
	2006	2005
OPERATING ACTIVITIES:
Net loss	$(62,446)	$(42,251)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and customer list amortization	92,127	71,475
Loss on write-off of debt issuance costs	2,837	243
Mark-to-market adjustments - financial instruments	(178)	-
Gain on repurchase of senior exchangeable preferred stock	(319)	(5,685)
Non-cash junior exchangeable preferred stock dividends	-	3,797
Impairment of assets	-	7,020
Stock-based compensation	947	429
Deferred income taxes	(313)	(313)
Other	1,491	3,528
Change in other operating elements:
Accounts receivable	4,426	(13,893)
Inventories	799	(1,148)
Other current assets	134	(432)
Accounts payable	(10,766)	(3,936)
Advance billings and customer deposits	(29)	986
Accrued senior and junior exchangeable preferred stock dividends	33,450	37,842
Accrued interest	(22,373)	(19,443)
Other accrued expenses	(580)	2,591
Net cash provided by operating activities	39,207	40,810
INVESTING ACTIVITIES:
Purchases of property and equipment	(35,336)	(77,521)
Purchases of short-term investments	(127,751)	-
Maturities of short-term investments	117,100	-
Proceeds from sale of property and equipment	2,688	118
Other	(112)	(125)
Net cash used in investing activities	(43,411)	(77,528)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	2,059	587
Proceeds from issuance of 8 ¼% senior secured notes	166,600	-
Retirement of senior secured floating rate notes	(160,000)	-
Repurchase of senior exchangeable preferred stock	(11,605)	(13,355)
Other	(3,113)	(87)
Net cash used in financing activities	(6,059)	(12,855)
NET DECREASE IN CASH	(10,263)	(49,573)
CASH AND CASH EQUIVALENTS, at beginning of year	86,822	85,339
CASH AND CASH EQUIVALENTS, at end of period	$76,559	$35,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1)	BASIS OF PRESENTATION:

Throughout this document, Rural Cellular Corporation and its subsidiaries are referred to as “RCC,” “we,” “our,” or “us.”

The accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2006 and 2005 have been prepared by management. In the opinion of management, only normal recurring adjustments necessary to fairly present the financial position, results of operations, and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the operating results for the full fiscal year or for any other interim periods.

2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

For a detailed discussion of our significant accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes in our significant accounting policies except as described in Footnote No. 3. Applications of these policies in preparing the third quarter 10-Q require that estimates be made by management to fairly present the financial position of RCC.

Accounting for Asset Retirement Obligations. We adopted Statement of Financial Accounting Standards No. 143 (“SFAS No. 143”), Accounting for Asset Retirement Obligations, effective January 1, 2003. Pursuant to SFAS No. 143, we record the fair value of a legal liability for contractual obligations related to costs associated with removing equipment from cell sites that reside on leased property (“ARO”). This liability is reviewed and adjusted periodically and is recorded in other long-term liabilities. Reflecting adjustments made, our ARO for future obligations related to costs associated with removing equipment for cell sites totaled $3.4 million at September 30, 2006.

Recently Issued Accounting Pronouncements

Uncertainty in Income Taxes. In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, with respect to SFAS No. 109, Accounting for Income Taxes, regarding accounting for and disclosure of uncertain tax positions. This guidance seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact this interpretation will have on our results of operations or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), Fair Value Measurements. This statement establishes a consistent framework for measuring fair value and expands disclosures on fair value measurements. SFAS No. 157 is effective for RCC starting in fiscal 2008. We have not determined the impact, if any, the adoption of this statement will have on our consolidated financial statements.

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

We accounted for stock options granted prior to December 31, 2005 in accordance with APB 25, under which no compensation expense was recognized as the grant date fair value was equal to the exercise price. In accordance with the modified prospective transition method pursuant to SFAS No. 123(R), our condensed consolidated financial statements for periods prior to the first quarter of fiscal 2006 have not been restated to reflect this change. Stock-based compensation recognized during each period is based on the value of the portion of the stock-based awards that will vest during that period, adjusted for expected forfeitures. Stock-based compensation recognized in our condensed consolidated financial statements for the ninth months ended September 30, 2006 included compensation costs for stock-based awards granted prior to, but not fully vested as of, December 31, 2005 and stock-based awards granted subsequent to December 31, 2005. We additionally reclassified unearned compensation on restricted stock awards of $1.8 million to additional paid-in capital. The cumulative effect adjustment for forfeitures related to stock-based awards was immaterial.

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

Because we consider our options to be “plain vanilla,” we estimated the expected term using a modified version of the simplified method, as prescribed by SAB No. 107, for options granted in 2006. Under SAB No. 107, options are considered to be “plain vanilla” if they have the following basic characteristics: granted “at-the-money”; exercisability is conditioned upon service through the vesting date; termination of service prior to vesting results in forfeiture; limited exercise period following termination of service; and options are non-hedgeable. We used the following assumptions to estimate the fair value of share-based payment awards:

	2006 Omnibus Incentive Plan Options and Prior Plans Three months ended September 30,
	2006 (1)	2005
Average expected term (years)	-	10 yrs
Expected volatility	-	85.94%
Risk-free interest rate	-	7.25%
Expected dividend yield	-	-
(1) No stock options were granted during the third quarter of 2006.

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

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Total stock-based compensation included in SG&A	$480	$321	$947	$429

The following table summarizes plan activity under our various stock compensation plans from December 31, 2005 through September 30, 2006:

	2006 Omnibus Incentive and Prior Plans	Employee Stock Purchase Plan
Available for issuance at December 31, 2005	205,409	174,196
Shares authorized under the 2006 Omnibus Incentive Plan	1,000,000	-
Options granted	(75,960)	-
Non-vested shares awarded	(95,679)	-
Options forfeited	72,552	-
Non-vested shares forfeited	5,847	-
Available for issuance at September 30, 2006	1,112,169	174,196

Approval of 2006 Omnibus Incentive Plan - Shares Available Under the Plan. On May 25, 2006, RCC’s shareholders approved the Rural Cellular Corporation 2006 Omnibus Incentive Plan (the “New Plan”). The New Plan affords the Board, acting through its Compensation Committee, the ability to design compensatory awards that are responsive to RCC’s needs and includes authorization for a variety of awards designed to advance RCC’s interests and long-term success by encouraging stock ownership among officers, directors, and employees. RCC has historically granted stock options and restricted stock under various incentive compensation plans, including our 1995 Stock Compensation Plan and the Stock Option Plan for Nonemployee Directors (the “Prior Plans”). No further awards may be made under these Prior Plans after May 25, 2006. The New Plan replaces Prior Plans. Unissued shares totaling 255,697 from prior plans have been transferred to the New Plan. RCC’s Employee Stock Purchase Plan will continue in effect.

The number of shares of RCC’s Class A common stock that may be issued or transferred under the New Plan is 1,000,000 shares plus any shares not issued or subject to outstanding awards under the Prior Plans as of the effective date of the New Plan or any such shares that cease for any reason to be subject to the Prior Plans after the effective date of the New Plan.

Non-Vested Shares

Under the Stock Compensation Plan and the 2006 Omnibus Incentive Plan, RCC has entered into restricted stock agreements with certain key employees, covering the issuance of Class A common stock. These awards are considered to be non-vested shares under SFAS No. 123(R), as defined. If the performance provisions are achieved for employees, the vesting of the awards is subject only to the remaining term of employment. Non-vested shares awarded to non-employee directors include service conditions. Management has accrued compensation cost based on expectations of whether the conditions as described will be met and reviews these expectations quarterly.

The non-vested shares were granted to the recipients at no cost. As of September 30, 2006, there was a total of $2.0 million of total unrecognized compensation cost related to non-vested shares. This compensation cost will be expensed over a remaining average life of 2.6 years. The total fair value of non-vested shares that vested during the three and nine months ended September 30, 2006 totaled approximately $0 and $16,000, respectively. During the three and nine months ended September 30, 2005, no non-vested shares vested.

For the nine months ended September 30, 2006, transactions in non-vested shares were as follows:

	Shares	Weighted Average Fair Value
Non-vested shares, December 31, 2005	160,167	$9.37
Granted	95,679	13.99
Vested	(1,653)	9.51
Forfeited	(5,847)	9.51
Non-vested shares outstanding September 30, 2006	248,346	$11.15

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

Stock Options

Stock options outstanding under our 2006 Omnibus Incentive Plan and Prior Plans as of September 30, 2006 have exercise prices ranging between $0.76 and $79.25. Stock options granted to employees typically vest ratably over five years and have a maximum term of ten years. Stock options granted to directors typically vest in full after one year and have a maximum term of six years. The expense related to these options is recorded on a straight line basis over the vesting period.

After January 1, 2006, we did not issue options under either the Nonemployee Director Plan or Stock Compensation Plan. On May 26, 2006, we issued options totaling 75,960 shares at an exercise price of $13.56 under our 2006 Omnibus Incentive Plan and have not issued additional options through September 30, 2006.

During the nine months ended September 30, 2005, we issued on July 28, 2005 options totaling 20,000 shares at an exercise price of $8.88 under our Stock Compensation Plan. Also during the nine months ended September 30, 2005, we issued on May 25, 2005 options totaling 36,750 shares at an exercise price of $4.89 under our Nonemployee Director Plan.

The fair value of options that vested during the three and nine months ended September 30, 2006 was $31,000 and $295,000, respectively. The fair value of options that vested during the three and nine months ended September 30, 2005 was $730,000 and $2.2 million, respectively. As of September 30, 2006, there was a total of $2.7 million of total unrecognized compensation cost related to stock awards (including non-vested shares), which will be expensed over the next five years.

For the three and nine months ended September 30, 2006, we received approximately $1,000 and $2.1 million, respectively, in cash from option exercises and issuance of stock under Prior Plans. For the three and nine months ended September 30, 2005, we received $179,000 and $587,000, respectively, in cash from option exercises and issuance of stock under Prior Plans. We have not realized any tax benefit on option exercises given our operating loss carryforward position and uncertainties regarding our ability to realize our deferred tax assets.

Information related to stock options issued under the 2006 Omnibus Incentive Plan and Prior Plans is as follows:

	Nine months ended September 30, 2006
	Shares	Weighted Average Exercise Price	Weighted average remaining contractual term	Intrinsic Value (in thousands) (1)

Outstanding at December 31, 2005	1,863,029	$15.09
Granted	75,960	$13.56
Exercised	(202,713)	7.82		$407
Forfeited	(72,552)	42.99
Outstanding, at September 30, 2006	1,663,724	$14.68	4.0 yrs	$4,863
Exercisable, at September 30, 2006	1,383,344	$16.52	3.9 yrs	$3,422

(1)
The intrinsic value of options exercised during the nine months ended September 30, 2005 was $364,000. The aggregate intrinsic value of options outstanding and exercisable at September 30, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for shares that had exercise prices lower than our quarter ending per share closing market price.

The weighted-average grant-date fair value of stock options granted under the Omnibus Incentive Plan and Prior Plans during the nine months ended September 30, 2006 and 2005 was $10.08 and $5.18, respectively, using the Black-Scholes option pricing model.

The following schedule shows our net loss and net loss per share for the three and nine months ended September 30, 2005, had compensation expense been determined consistent with the provisions of SFAS No. 123(R). The pro forma information presented below is based on several subjective assumptions and should not be viewed as indicative of future periods.

(in thousands, except for per share data)	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net loss as reported	$(11,151)	$(52,552)
Add - Stock compensation expense	321	429
Net loss applicable to commons shares before giving effect to stock compensation expense	(10,830)	(52,123)
Subtract - Fair value compensation expense	(1,051)	(2,619)
Pro forma	$(11,881)	$(54,742)

WEIGHTED AVERAGE SHARES USED TO COMPUTE LOSS PER BASIC AND DILUTED SHARE	12,517	12,388

Net loss per basic and diluted share:
As reported	$(0.89)	$(4.24)
Fair value compensation expense	(0.06)	(0.18)
Pro forma	$(0.95)	$(4.42)

On a pro forma basis, assuming compensation expense was determined consistent with the provisions of SFAS No. 123(R), stock compensation expense during the three and nine months ended September 30, 2005 was $1.1 million and $2.6 million, respectively. Stock compensation expense during the three and nine months ended September 30, 2006 was $480,000 and $947,000, respectively. The decline in compensation expense for the three and nine months ended September 30, 2006 compared to the comparable periods of 2005 primarily reflects a higher number of shares fully vesting in 2005 as compared to 2006.

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

Customer list amortization expense for the three months ended September 30, 2006 and 2005 was approximately $4.6 million. Annual customer list amortization expense is estimated to be $18.6 million in 2006, $8.2 million in 2007, $2.4 million in 2008, and $86,000 after 2008.

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

In accordance with Emerging Issues Task Force (“EITF”) No. 02-7 (“EITF 02-7”), Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, impairment tests for indefinite-lived intangible assets, including FCC licenses, are required to be performed on an annual basis or on an interim basis if an event occurs or circumstances change that would indicate the asset might be impaired. We utilize a fair value approach, incorporating discounted cash flows, to complete the test. This approach determines the fair value of the FCC licenses, using start-up model assumptions and, accordingly, incorporates cash flow assumptions regarding the investment in a network, the development of distribution channels, and other inputs for making the business operational. These inputs are included in determining free cash flows of the reporting unit, using assumptions of weighted average costs of capital and the long-term rate of growth for each reporting unit. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. If any of the assumptions were to change, FCC licenses may become impaired. There was no impairment charge in the three and nine months ended September 30, 2006 related to our assessment under SFAS No. 142. Effective June 28, 2005, our agreement with Amdocs was mutually terminated. Reflecting the termination of the agreement, we recorded a charge to operations during the three months ended June 30, 2005 of $7.0 million, reflecting the write down of certain development costs previously capitalized.

Deferred Debt Issuance Costs

Deferred debt issuance costs relate to our credit facility, senior secured notes, senior notes, senior subordinated notes and certain preferred stock issuances. These costs are being amortized over the terms of the respective instruments. If the related debt is extinguished prior to maturity, the debt issuance costs are immediately expensed. For the three months ended September 30, 2006, we recorded within interest expense $42,000 of write-off of debt issuance costs primarily related to senior exchangeable preferred security repurchases. For the nine months ended September 30, 2006, we recorded within interest expense $2.8 million of write-off of debt issuance costs primarily related to the March 2006 early redemption of $160 million senior secured floating rate notes.

5)	LONG-TERM LIABILITIES:

We had the following long-term liabilities outstanding (in thousands):

	September 30, 2006	December 31, 2005

Revolving credit facility	$58,000	$58,000
8 ¼% senior secured notes	510,000	350,000
Senior secured floating rate notes	-	160,000
9 7/8% senior notes	325,000	325,000
9 ¾% senior subordinated notes	300,000	300,000
Senior subordinated floating rate notes	175,000	175,000
11 3/8% senior exchangeable preferred stock	139,149	148,708
Accrued dividends on 11 3/8% senior exchangeable preferred stock	36,702	32,520
12 ¼% junior exchangeable preferred stock	255,558	255,558
Accrued dividends on 12 1/4% junior exchangeable preferred stock	55,394	28,490
Deferred tax liability	13,247	13,561
Premium on senior secured notes offerings	5,905	-
Discount on senior subordinated floating rate notes	(1,977)	(2,132)
Other	5,963	3,289
Long-term liabilities	$1,877,941	$1,847,994

Credit Agreement - As of September 30, 2006, we had drawn $58 million under our revolving credit facility at a rate of LIBOR plus 225 basis points (7.58% as of September 30, 2006). The credit facility is subject to various covenants, including the ratio of senior secured indebtedness to annualized operating cash flow (as defined in the credit facility), the ratio of total indebtedness to annualized operating cash flow, and the ratio of annualized operating cash flow to interest expense. RCC was in compliance with all financial covenants at September 30, 2006.

At September 30, 2006, RCC was seven dividend payments in arrears on our Senior Exchangeable Preferred Stock, and accordingly, a “Voting Rights Triggering Event” currently exists. While a Voting Rights Triggering Event exists certain terms of our senior exchangeable preferred stock, if enforceable, may prohibit incurrence of additional indebtedness, including borrowing under the revolving credit facility.

Senior Subordinated Floating Rate Notes. In November 2005, we issued $175 million of Senior Subordinated Floating Rate Notes due 2012, which were sold at an original issue discount of $2.2 million, or 1.25%. The effective interest rate at September 30, 2006 was 11.5%. Interest is reset quarterly.

We may redeem any of the Senior Subordinated Floating Rate Notes at any time on or after November 1, 2007, in whole or in part, at prices starting at 102.000% at November 1, 2007, and declining to 101.000% at November 1, 2008 and 100.000% at November 1, 2009, plus accrued and unpaid interest and liquidated damages, if any, up to, but excluding, the date of redemption. In addition, on or before November 1, 2007, we may redeem up to 35% of the aggregate principal amount of notes issued under the indenture at a redemption price of 100.000% of the principal amount plus a premium equal to the interest rate per annum on the notes applicable on the date on which notice of redemption is given, plus accrued and unpaid interest and liquidated damages, if any, up to, but excluding, the date of redemption, with the proceeds of certain equity offerings. We may make that redemption only if, after that redemption, at least 65% of the aggregate principal amount of notes issued under the indenture remain outstanding.

8 ¼% Senior Secured Notes - In March 2004, we issued $350 million aggregate principal amount of 8 1/4% senior secured notes due March 15, 2012 (“2012 notes”) and $160 million aggregate principal amount of senior secured floating rate notes due March 15, 2010 (“2010 notes”).

In May 2006, we issued an additional $160 million aggregate principal amount of 2012 notes and used the net proceeds, $166.6 million, together with available cash, to repay all outstanding obligations under our 2010 notes, including $160.0 million aggregate principal, $3.4 million in accrued interest, and a $3.2 million call premium, and to pay fees and expenses associated with the offering of the 2012 notes and the redemption. These notes were offered at an issuance premium of $6.6 million, which will be amortized over the term of the 2012 notes.

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

9 3/4 % Senior Subordinated Notes - In 2002, we issued $300 million principal amount of 9 ¾% senior subordinated notes due 2010. Interest on the 9 ¾% senior subordinated notes is payable semi-annually on January 15 and July 15. The 9¾% senior subordinated notes will mature on January 15, 2010. We may redeem the 9 3/4% notes at prices starting at 104.875% of the principal amount beginning January 15, 2006, declining to 103.250%, 101.625%, and 100.000% at January 15, 2007, 2008, and 2009, respectively, plus accrued and unpaid interest to but excluding the date fixed for redemption.

11 3/8% Senior Exchangeable Preferred Stock - Due May 15, 2010. Dividends on the senior exchangeable preferred stock are cumulative, are payable quarterly, and after May 15, 2003, are to be paid in cash.

At September 30, 2006, RCC was seven dividend payments in arrears and had accrued $36.7 million in undeclared dividends on the senior exchangeable preferred stock, which will be payable at the mandatory redemption date, if not sooner declared and paid.

We may redeem the senior exchangeable preferred stock, in whole or in part, at any time at a redemption price equal to 101.422% of the liquidation preference at May 15, 2006, declining to 100.000% at May 15, 2007, plus accumulated and unpaid dividends, if any, to but excluding the redemption date.

Repurchase and Exchange of Senior Exchangeable Preferred Stock for Class A Common Stock. During the three and nine months ended September 30, 2006, we repurchased 5,000 and 9,560 shares of our senior exchangeable preferred stock for $6.1 million and $11.6 million, respectively. The gains for the three and nine months ended September 30, 2006 was $147,000 and $319,000, respectively. These gains do not include transaction commissions and other related fees, and were recorded as a reduction of interest expense within the condensed statement of operations. During the nine months ended September 30, 2006, we did not exchange any Class A common stock for senior exchangeable preferred stock.

During the nine months ended September 30, 2005 we repurchased 14,932 shares of senior exchangeable preferred stock for $13.4 million. The corresponding $5.6 million gain, not including transaction commissions and other related fees, was recorded as a reduction of interest expense within the condensed statement of operations. Additionally, we repurchased an aggregate of 9,535 shares of our senior exchangeable preferred stock in exchange for an aggregate of 1,070,190 shares of our Class A common stock in negotiated transactions resulting in a gain of $131,000. The shares were issued in reliance upon the exemption from registration provided in Section 3(a)(9) of the Securities Act of 1933, as amended.

12 1/4% Junior Exchangeable Preferred Stock - Due February 15, 2011. Dividends on the junior exchangeable preferred stock are cumulative, are payable quarterly, and are to be paid on any dividend payment date occurring after February 15, 2005 in cash. We have not declared or paid the cash dividends due since May 2005. At September 30, 2006, RCC was six dividend payments in arrears, creating a “Voting Rights Triggering Event,” and had accrued $55.4 million in undeclared dividends on the junior exchangeable preferred stock, which will be payable at the mandatory redemption date, if not sooner declared and paid.

Through February 14, 2007, we may redeem the junior exchangeable preferred stock, in whole or in part, at any time, at a redemption price equal to 104.594% of the liquidation preference, declining to 103.063% at February 15, 2007, 101.531% at February 15, 2008, and 100.000% at February 15, 2009, plus accumulated and unpaid dividends, if any, to but excluding the redemption date.

Voting Rights Triggering Event for Senior and Junior Exchangeable Preferred Stock - The shares of senior and junior exchangeable preferred stock are non-voting, except as otherwise required by law and as provided in their respective Certificates of Designation. Each Certificate of Designation provides that at any time dividends on the outstanding exchangeable preferred stock are in arrears and unpaid for six or more quarterly dividend periods (whether or not consecutive), the holders of a majority of the outstanding shares of the affected exchangeable preferred stock, voting as a class, will be entitled to elect the lesser of two directors or that number of directors constituting 25% of the members of RCC’s Board of Directors. The voting rights continue until such time as all dividends in arrears on the affected class of exchangeable preferred stock are paid in full, at which time the terms of any directors elected pursuant to such voting rights will terminate. Voting rights may also be triggered by other events described in the Certificates of Designation. As of September 30, 2006, the Senior and Junior Exchangeable preferred stock shareholders did not have directors elected by them to serve on RCC’s board.

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

Class M Voting Convertible Preferred security balance sheet reconciliation (in thousands):

As of September 30, 2006
Preferred securities originally issued	$110,000
Accrued dividends	73,987
Unamortized issuance costs	(2,136)
$181,851

Dividends on the Class M convertible preferred stock are compounded quarterly, accrue at 8% per annum, and are payable upon redemption of the stock or upon liquidation of RCC. The Class M convertible preferred stock is convertible into our Class A common stock at $50.43 per share. Dividends are not payable if the shares are converted. The holders of the Class M convertible preferred stock are entitled to vote on all matters submitted to the holders of the common stock on an as-converted basis. The Class M convertible preferred stock is senior to our common stock with respect to dividend rights and rights on liquidation, winding-up and dissolution of RCC.

7)	NET INTEREST EXPENSE

Components of interest expense are as follows:
(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Interest expense on credit facility	$1,068	$-	$3,330	$-
Interest expense on senior secured notes	10,208	10,531	32,661	30,865
Interest expense on senior notes	8,023	8,023	24,070	24,070
Interest expense on senior subordinated notes	12,345	10,320	36,324	30,961
Amortization of debt issuance costs	1,109	1,170	3,489	3,510
Write-off of debt issuance costs	42	92	2,837	243
Senior and junior preferred stock dividends	14,192	13,969	41,765	41,639
Effect of derivative instruments	547	(172)	(178)	(515)
Gain on repurchase / exchange of senior exchangeable preferred stock	(147)	(131)	(319)	(5,685)
Other	281	(26)	3,652	(984)
	$47,668	$43,776	$147,631	$124,104

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

Balance Sheet Information as of September 30, 2006 (unaudited)
(In thousands, except per share data):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

CURRENT ASSETS:
Cash and cash equivalents	$73,460	$3,061	$38	$-	$76,559
Short-term investments	80,295	-	-	-	80,295
Accounts receivable, less allowance for doubtful accounts	26,441	36,260	1,791	-	64,492
Inventories	3,290	8,625	135	-	12,050
Other current assets	1,676	2,499	(29)	-	4,146
Current inter-company receivable	(9,366)	2,810	-	6,556	-
Total current assets	175,796	53,255	1,935	6,556	237,542
PROPERTY AND EQUIPMENT, net	46,993	177,392	7,331	-	231,716
LICENSES AND OTHER ASSETS:
Licenses, net	-	539,834	8,679	-	548,513
Goodwill, net	3,151	345,533	-	-	348,684
Customer lists, net	722	14,654	-	-	15,376
Deferred debt issuance costs, net	23,260	-	-	-	23,260
Investment in consolidated subsidiaries	1,140,223	-	-	(1,140,223)	-
Other assets, net	2,729	2,668	1,993	(1,996)	5,394
Total licenses and other assets	1,170,085	902,689	10,672	(1,142,219)	941,227
	$1,392,874	$1,133,336	$19,938	$(1,135,663)	$1,410,485

CURRENT LIABILITIES:
Accounts payable	$18,409	$16,953	$420	$-	$35,782
Advance billings and customer deposits	2,513	9,116	226	-	11,855
Accrued interest	16,963	-	-	-	16,963
Other accrued expenses	33,712	50,554	36	(75,901)	8,401
Current inter-company payable	-	(6,515)	(41)	6,556	-
Total current liabilities	71,597	70,108	641	(69,345)	73,001
LONG-TERM LIABILITIES	1,861,734	1,019,822	34,261	(1,037,876)	1,877,941
Total liabilities	1,933,331	1,089,930	34,902	(1,107,221)	1,950,942

REDEEMABLE PREFERRED STOCK	181,851	-	-	-	181,851

SHAREHOLDERS’ EQUITY (DEFICIT):
Class A common stock; $.01 par value; 200,000 shares authorized,13,869 outstanding	139	2	-	(2)	139
Class B common stock; $.01 par value; 10,000 shares authorized, 399 outstanding	4	-	-	-	4
Additional paid-in capital	213,607	844,259	31,679	(875,938)	213,607
Accumulated earnings (deficit)	(936,058)	(800,855)	(46,643)	847,498	(936,058)
Total shareholders’ equity (deficit)	(722,308)	43,406	(14,964)	(28,442)	(722,308)
	$1,392,874	$1,133,336	$19,938	$(1,135,663)	$1,410,485

Balance Sheet Information as of December 31, 2005
(in thousands, except per share data):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

CURRENT ASSETS:
Cash and cash equivalents	$84,136	$2,639	$47	$-	$86,822
Short-term investments	66,778	-	-	-	66,778
Accounts receivable, less allowance for doubtful accounts	25,166	45,486	2,235	-	72,887
Inventories	3,721	8,945	183	-	12,849
Other current assets	1,590	2,606	84	-	4,280
Current inter-company receivable	40,778	11,460	-	(52,238)	-
Total current assets	222,169	71,136	2,549	(52,238)	243,616
PROPERTY AND EQUIPMENT, net	53,423	214,960	9,025	-	277,408
LICENSES AND OTHER ASSETS:
Licenses, net	-	539,834	8,679	-	548,513
Goodwill, net	3,151	345,533	-	-	348,684
Customer lists, net	956	28,345	-	-	29,301
Deferred debt issuance costs, net	27,022	-	-	-	27,022
Investment in consolidated subsidiaries	1,145,748	-	-	(1,145,748)	-
Other assets, net	3,569	5,624	2,218	(5,273)	6,138
Total licenses and other assets	1,180,446	919,336	10,897	(1,151,021)	959,658
	$1,456,038	$1,205,432	$22,471	$(1,203,259)	$1,480,682

CURRENT LIABILITIES:
Accounts payable	$26,894	$25,989	$609	$-	$53,492
Advance billings and customer deposits	2,395	9,239	251	-	11,885
Accrued interest	39,336	-	-	-	39,336
Other accrued expenses	34,936	49,676	39	(75,670)	8,981
Current inter-company payable	-	105,672	(4,435)	(101,237)	-
Total current liabilities	103,561	190,576	(3,536)	(176,907)	113,694
LONG-TERM LIABILITIES	1,833,483	1,037,347	41,027	(1,063,863)	1,847,994
Total liabilities	1,937,044	1,227,923	37,491	(1,240,770)	1,961,688

REDEEMABLE PREFERRED STOCK	170,976	-	-	-	170,976

SHAREHOLDERS’ EQUITY (DEFICIT):
Class A common stock; $.01 par value; 200,000 shares authorized, 13,530 outstanding	135	918	-	(918)	135
Class B common stock; $.01 par value; 10,000 shares authorized, 427 outstanding	4	-	-	-	4
Additional paid-in capital	212,420	760,152	31,679	(791,831)	212,420
Accumulated earnings (deficit)	(862,742)	(783,561)	(46,699)	830,260	(862,742)
Unearned compensation	(1,799)	-	-	-	(1,799)
Total shareholders’ equity (deficit)	(651,982)	(22,491)	(15,020)	37,511	(651,982)
	$1,456,038	$1, 205,432	$22,471	$(1,203,259)	$1,480,682

Statement of Operations Information for the Three Months Ended September 30, 2006
(unaudited) (in thousands):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE:
Service	$27,955	$66,978	$1,501	$(455)	$95,979
Roaming	12,095	33,370	1,487	-	46,952
Equipment	1,410	4,328	104	-	5,842
Total revenue	41,460	104,676	3,092	(455)	148,773
OPERATING EXPENSES:
Network costs, excluding depreciation	8,598	26,074	840	(338)	35,174
Cost of equipment sales	3,598	10,768	243	-	14,609
Selling, general and administrative	16,941	19,495	895	(117)	37,214
Depreciation and amortization	5,470	25,961	638	-	32,069
Total operating expenses	34,607	82,298	2,616	(455)	119,066
OPERATING INCOME	6,853	22,378	476	-	29,707
OTHER INCOME (EXPENSE):
Interest expense	(47,600)	(25,682)	(843)	26,457	(47,668)
Interest and dividend income	28,521	12	1	(26,457)	2,077
Inter-company charges	4,810	(4,810)	-	-	-
Equity in subsidiaries	(8,112)	-	-	8,112	-
Other	(15)	253	(1)	-	237
Other expense, net	(22,396)	(30,227)	(843)	8,112	(45,354)
INCOME (LOSS) BEFORE INCOME TAXES	(15,543)	(7,849)	(367)	8,112	(15,647)
INCOME TAX PROVISION (BENEFIT)	-	822	-	(926)	(104)
NET INCOME (LOSS)	(15,543)	(8,671)	(367)	9,038	(15,543)
PREFERRED STOCK DIVIDEND	(3,734)	-	-	-	(3,734)
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(19,277)	$(8,671)	$(367)	$9,038	$(19,277)

Statement of Operations Information for the Nine Months Ended September 30, 2006
(unaudited) (in thousands):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE:
Service	$80,454	$205,017	$4,666	$(1,249)	$288,888
Roaming	27,247	81,746	5,425	-	114,418
Equipment	4,087	14,352	358	-	18,797
Total revenue	111,788	301,115	10,449	(1,249)	422,103
OPERATING EXPENSES:
Network costs, excluding depreciation	23,517	77,408	2,352	(934)	102,343
Cost of equipment sales	9,894	30,336	628	-	40,858
Selling, general and administrative	46,620	59,061	2,805	(315)	108,171
Depreciation and amortization	15,840	74,157	2,130	-	92,127
Total operating expenses	95,871	240,962	7,915	(1,249)	343,499
OPERATING INCOME	15,917	60,153	2,534	-	78,604
OTHER INCOME (EXPENSE):
Interest expense	(147,529)	(77,808)	(2,465)	80,171	(147,631)
Interest and dividend income	85,916	81	1	(80,171)	5,827
Inter-company charges	13,552	(13,552)	-	-	-
Equity in subsidiaries	(30,337)	-	-	30,337	-
Other	(13)	468	(14)	-	441
Other expense, net	(78,411)	(90,811)	(2,478)	30,337	(141,363)
INCOME (LOSS) BEFORE INCOME TAXES	(62,494)	(30,658)	56	30,337	(62,759)
INCOME TAX PROVISION (BENEFIT)	(48)	(12,870)	-	12,605	(313)
NET INCOME (LOSS)	(62,446)	(17,788)	56	17,732	(62,446)
PREFERRED STOCK DIVIDEND	(10,870)	-	-	-	(10,870)
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(73,316)	$(17,788)	$56	$17,732	$(73,316)

Statement of Operations Information for the Three Months Ended September 30, 2005
(unaudited) (in thousands):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE:
Service	$24,838	$71,833	$1,877	$(261)	$98,287
Roaming	9,961	29,683	2,141	-	41,785
Equipment	1,844	6,197	179	-	8,220
Total revenue	36,643	107,713	4,197	(261)	148,292
OPERATING EXPENSES:
Network costs, excluding depreciation	6,269	26,033	790	(207)	32,885
Cost of equipment sales	2,772	10,685	281	-	13,738
Selling, general and administrative	12,337	27,653	1,253	(54)	41,189
Depreciation and amortization	4,081	19,659	809	-	24,549
Total operating expenses	25,459	84,030	3,133	(261)	112,361
OPERATING INCOME	11,184	23,683	1,064	-	35,931
OTHER INCOME (EXPENSE):
Interest expense	(43,757)	(26,498)	(827)	27,306	(43,776)
Interest and dividend income	27,555	-	-	(27,306)	249
Inter-company charges	2,703	(2,703)	-	-	-
Equity in subsidiaries	(5,304)	-	-	5,304	-
Other	2	(127)	-	-	(125)
Other expense, net	(18,801)	(29,328)	(827)	5,304	(43,652)
INCOME (LOSS) BEFORE INCOME TAXES	(7,617)	(5,645)	237	5,304	(7,721)
INCOME TAX PROVISION (BENEFIT)	-	117	-	(221)	(104)
NET INCOME (LOSS)	(7,617)	(5,762)	237	5,525	(7,617)
PREFERRED STOCK DIVIDEND	(3,534)	-	-	-	(3,534)
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(11,151)	$(5,762)	$237	$5,525	$(11,151)

Statement of Operations Information for the Nine Months Ended September 30, 2005
(unaudited) (in thousands):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE:
Service	$70,205	$216,590	$5,722	$(670)	$291,847
Roaming	18,553	61,699	6,269	(2)	86,519
Equipment	4,906	21,288	500	-	26,694
Total revenue	93,664	299,577	12,491	(672)	405,060
OPERATING EXPENSES:
Network costs, excluding depreciation	16,277	70,277	2,333	(510)	88,377
Cost of equipment sales	8,286	33,612	849	-	42,747
Selling, general and administrative	29,681	81,359	3,785	(162)	114,663
Depreciation and amortization	13,035	55,740	2,700	-	71,475
Impairment of assets	7,020	-	-	-	7,020
Total operating expenses	74,299	240,988	9,667	(672)	324,282
OPERATING INCOME	19,365	58,589	2,824	-	80,778
OTHER INCOME (EXPENSE):
Interest expense	(124,041)	(78,634)	(2,294)	80,865	(124,104)
Interest and dividend income	81,765	9	2	(80,865)	911
Inter-company charges	9,490	(9,490)	-	-	-
Equity in subsidiaries	(28,839)	-	-	28,839	-
Other	9	(158)	-	-	(149)
Other expense, net	(61,616)	(88,273)	(2,292)	28,839	(123,342)
INCOME (LOSS) BEFORE INCOME TAXES	(42,251)	(29,684)	532	28,839	(42,564)
INCOME TAX PROVISION (BENEFIT)	-	(623)	-	310	(313)
NET INCOME (LOSS)	(42,251)	(29,061)	532	28,529	(42,251)
PREFERRED STOCK DIVIDEND	(10,301)	-	-	-	(10,301)
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(52,552)	$(29,061)	$532	$28,529	$(52,552)

Statement of Cash Flows Information for Nine Months Ended September 30, 2006
(unaudited) (in thousands):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(62,446)	$(17,788)	$56	$17,732	$(62,446)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and customer list amortization	15,840	74,157	2,130	-	92,127
Loss on write-off of debt issuance costs	2,837	-	-	-	2,837
Mark-to-market adjustments - financial instruments	(178)	-	-	-	(178)
Gain on repurchase of senior exchangeable preferred stock	(319)	-	-	-	(319)
Stock-based compensation	947	-	-	-	947
Deferred income taxes	(48)	(12,870)	-	12,605	(313)
Other	1,872	(398)	17	-	1,491
Change in other operating elements:
Accounts receivable	(1,879)	5,771	534	-	4,426
Inventories	431	320	48	-	799
Other current assets	(78)	100	112	-	134
Accounts payable	(8,170)	(2,435)	(161)	-	(10,766)
Advance billings and customer deposits	114	(118)	(25)	-	(29)
Accrued senior and junior exchangeable preferred stock dividends	33,450	-	-	-	33,450
Accrued interest	(22,373)	-	-	-	(22,373)
Other accrued expenses	(1,476)	898	(2)	-	(580)
Net cash provided by (used in) operating activities	(41,476)	47,637	2,709	30,337	39,207
INVESTING ACTIVITIES:
Purchases of property and equipment	(8,697)	(26,400)	(239)	-	(35,336)
Purchases of short-term investments	(127,751)	-	-	-	(127,751)
Maturities of short-term investments	117,100	-	-	-	117,100
Proceeds from sale of property and equipment	108	2,580	-	-	2,688
Other	391	(503)	-	-	(112)
Net cash used in investing activities	(18,849)	(24,323)	(239)	-	(43,411)
FINANCING ACTIVITIES:
Change in parent company receivable and payable	55,708	(22,892)	(2,479)	(30,337)	-
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	2,059	-	-	-	2,059
Proceeds from issuance of 8 ¼% senior secured notes	166,600	-	-	-	166,600
Retirement of senior secured floating rate notes	(160,000)	-	-	-	(160,000)
Repurchase of senior exchangeable preferred stock	(11,605)	-	-	-	(11,605)
Other	(3,113)	-	-	-	(3,113)
Net cash (used in) provided by financing activities	49,649	(22,892)	(2,479)	(30,337)	(6,059)
NET (DECREASE) INCREASE IN CASH	(10,676)	422	(9)	-	(10,263)
CASH AND CASH EQUIVALENTS, at beginning of year	84,136	2,639	47	-	86,822
CASH AND CASH EQUIVALENTS, at end of period	$73,460	$3,061	$38	$-	$76,559

Statement of Cash Flows Information for Nine Months Ended September 30, 2005
(unaudited) (in thousands):

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(42,251)	$(29,061)	$532	$28,529	$(42,251)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and customer list amortization	13,035	55,740	2,700	-	71,475
Loss on write-off of debt issuance costs	243	-	-	-	243
Gain on repurchase of senior exchangeable preferred stock	(5,685)	-	-	-	(5,685)
Non-cash junior exchangeable preferred stock dividends	3,797	-	-	-	3,797
Impairment of assets	7,020	-	-	-	7,020
Stock-based compensation	429	-	-	-	429
Deferred income taxes	-	(623)	-	310	(313)
Other	3,053	476	(1)	-	3,528
Change in other operating elements:
Accounts receivable	(7,766)	(5,777)	(350)	-	(13,893)
Inventories	473	(1,663)	42	-	(1,148)
Other current assets	(349)	(192)	109	-	(432)
Accounts payable	447	(4,241)	(142)	-	(3,936)
Advance billings and customer deposits	210	824	(48)	-	986
Accrued senior and junior exchangeable preferred stock dividends	37,842	-	-	-	37,842
Accrued interest	(19,443)	-	-	-	(19,443)
Other accrued expenses	1,186	1,426	(21)	-	2,591
Net cash (used in) provided by operating activities	(7,759)	16,909	2,821	28,839	40,810
INVESTING ACTIVITIES:
Purchases of property and equipment	(20,009)	(57,224)	(288)	-	(77,521)
Proceeds from sale of property and equipment	27	91	-	-	118
Other	(124)	(1)	-	-	(125)
Net cash used in investing activities	(20,106)	(57,134)	(288)	-	(77,528)
FINANCING ACTIVITIES:
Change in parent company receivable and payable	(9,923)	41,255	(2,493)	(28,839)	-
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	587	-	-	-	587
Repurchase of senior exchangeable preferred stock	(13,355)	-	-	-	(13,355)
Other	(87)	-	-	-	(87)
Net cash (used in) provided by financing activities	(22,778)	41,255	(2,493)	(28,839)	(12,855)
NET INCREASE (DECREASE) IN CASH	(50,643)	1,030	40	-	(49,573)
CASH AND CASH EQUIVALENTS, at beginning of year	84,068	1,253	18	-	85,339
CASH AND CASH EQUIVALENTS, at end of period	$33,425	$2,283	$58	$-	$35,766

9) EVENTS SUBSEQUENT TO SEPTEMBER 30, 2006

On October 4, 2006, we repurchased 10,661 shares of our senior exchangeable preferred stock, for $13.0 million. The corresponding gain of $537,000, not including transaction commissions and other related fees, will be recorded as a reduction of interest in the three months ending December 31, 2006.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

We are a wireless communications service provider focusing primarily in non-metropolitan markets in the United States. Our principal operating objective is to increase revenue and achieve profitability through increased penetration in our existing wireless markets.

Our operating territories include portions of five states in the Northeast, three states in the Northwest, four states in the Midwest, and three states in the South. Within each of our four territories, we have deployed a strong local sales and customer service presence in the communities we serve. The population (“POPs”) of our marketed networks was approximately 6.6 million at September 30, 2006 and we served approximately 695,000 voice customers.

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

Summary of three months ended September 30, 2006

Our third quarter operating performance, as compared to the same period in 2005:

 •   Increased net postpaid customers, reflecting increased gross postpaid adds together with an improvement in customer retention,
 •   Increased roaming minutes partially offset by a decrease in roaming yield,
 •   Continued transition of our TDMA customers to 2.5G handsets, and
 •   Increased costs required to support our 2.5G networks, products, and customers.

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

Operating expenses

Our operating expenses include network costs, cost of equipment sales, selling, general and administrative expenses, and depreciation and amortization, each of which is described below:

•
Network costs include switching and transport expenses and expenses associated with the maintenance and operation of our wireless network facilities, including salaries for employees involved in network operations, site costs, charges from other service providers for resold minutes and services, and the expense associated with incollect revenue.

•
Cost of equipment sales includes costs associated with handsets and accessories sold to customers. We continue to use discounts on phone equipment to attract customers as competition between service providers has intensified. As a result, we have incurred, and expect to continue to incur, losses on equipment sales per gross additional and migrated customer.

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

Interest expense includes the following:

o	Interest expense on our credit facility, senior secured notes, senior notes, and senior subordinated notes,
o	Amortization of debt issuance costs,
o	Early extinguishment of debt issuance costs,
o	Dividends on senior and junior exchangeable preferred stock,
o	Amortization of preferred stock issuance costs,
o	Gain (loss) on derivative instruments, and
o	Gains (loss) on repurchase and exchange of preferred stock.

•	Preferred stock dividends are accrued on our outstanding Class M convertible preferred stock.

Customer Base

At September 30, 2006, our customer base consisted of three types of customers: postpaid, wholesale, and prepaid.
•
Postpaid customers accounted for the largest portion of our customer base as of that date, at 83.2%. These customers pay a monthly access fee for a wireless service plan that generally includes a fixed number of minutes and certain service features. In addition to the monthly access fee, these customers are typically billed in arrears for long-distance charges, roaming charges, and minutes of use exceeding their rate plans.

•
Our wholesale customers are similar to our postpaid customers in that they pay monthly fees to utilize our network and services; however, the customers are billed by a third party (reseller), who has effectively resold our service to the end user (customer). We in turn bill the third party for the monthly usage of the end user. Wholesale customers accounted for 15.4% of our total customer base as of September 30, 2006.

•
Our prepaid customers pay in advance to utilize our network and services and offer us the opportunity of minimizing bad debt, billing and collection costs. Typically, prepaid customers result in lower LSR and higher churn than postpaid customers. Our prepaid customers accounted for 1.4% of our customer base as of September 30, 2006.

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

For a detailed discussion of our significant accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes in the application of our significant accounting policies subsequent to the report. Application of these policies in preparing the third quarter 10-Q requires that estimates be made by management to fairly present the financial position of RCC.

RESULTS OF OPERATIONS

The following tables present certain consolidated statement of operations data as a percentage of total revenue as well as other operating data for the periods indicated.

(in thousands)	Three months ended September 30,				Nine months ended September 30,
	2006		2005		2006		2005
	Actual	% of revenue	Actual	% of revenue	Actual	% of revenue	Actual	% of revenue
REVENUE:
Service	$95,979	64.5%	$98,287	66.3%	$288,888	68.4%	$291,847	72.1%
Roaming	46,952	31.6	41,785	28.2	114,418	27.1	86,519	21.3
Equipment	5,842	3.9	8,220	5.5	18,797	4.5	26,694	6.6
Total revenue	148,773	100.0	148,292	100.0	422,103	100.0	405,060	100.0
OPERATING EXPENSES:
Network costs, excluding depreciation	35,174	23.6	32,885	22.2	102,343	24.2	88,377	21.8
Cost of equipment sales	14,609	9.8	13,738	9.3	40,858	9.7	42,747	10.6
Selling, general and administrative	37,214	25.0	41,189	27.8	108,171	25.6	114,663	28.3
Depreciation and amortization	32,069	21.6	24,549	16.6	92,127	21.8	71,475	17.6
Impairment of assets	-	-	-	-	-	-	7,020	1.7
Total operating expenses	119,066	80.0	112,361	75.9	343,499	81.3	324,282	80.0
OPERATING INCOME	29,707	20.0	35,931	24.1	78,604	18.7	80,778	20.0
OTHER INCOME (EXPENSE):
Interest expense	(47,668)	(32.0)	(43,776)	(29.5)	(147,631)	(35.0)	(124,104)	(30.6)
Interest and dividend income	2,077	1.4	249	0.2	5,827	1.4	911	0.2
Other	237	0.2	(125)	(0.1)	441	0.1	(149)	0.0
Other expense, net	(45,354)	(30.4)	(43,652)	(29.4)	(141,363)	(33.5)	(123,342)	(30.4)
LOSS BEFORE INCOME TAX BENEFIT	(15,647)	(10.4)	(7,721)	(5.3)	(62,759)	(14.8)	(42,564)	(10.4)
INCOME TAX BENEFIT	(104)	(0.1)	(104)	(0.1)	(313)	(0.1)	(313)	(0.1)
NET LOSS	(15,543)	(10.3)	(7,617)	(5.2)	(62,446)	(14.7)	(42,251)	(10.3)
PREFERRED STOCK DIVIDEND	(3,734)	(2.5)	(3,534)	(2.4)	(10,870)	(2.6)	(10,301)	(2.5)
LOSS APPLICABLE TO COMMON SHARES	$(19,277)	(12.8)%	$(11,151)	(7.6)%	$(73,316)	(17.3)%	$(52,552)	(12.8)%

Consolidated Operating Data:	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Penetration (1) (2)	8.9%	9.6%	8.9%	9.6%
Retention (3)	97.4%	97.0%	97.4%	97.3%
Average monthly revenue per customer (4)	$80	$74	$74	$65
Local service revenue per customer (5)	$52	$51	$52	$50
Acquisition cost per customer (6)	$494	$490	$531	$491

Voice customers at period end
Postpaid			577,994	601,699
Prepaid			9,910	12,931
Wholesale			106,673	89,975
Total customers			694,577	704,605

Direct marketed POPs (1)
RCC Cellular			5,828,000	5,651,000
Wireless Alliance			776,000	754,000
Total POPs			6,604,000	6,405,000

(1)	Reflects 2000 U.S. Census Bureau data updated for December 2002.
(2)	Represents the ratio of wireless voice customers, excluding wholesale customers, at the end of the period to population served (“POPs”).
(3)
Determined for each period by dividing total postpaid wireless voice customers discontinuing service during such period by the average postpaid wireless voice customers for such period (customers at the beginning of the period plus customers at the end of the period, divided by two), dividing that result by the number of months in the period, and subtracting such result from one.

(4)	Determined for each period by dividing the sum of service revenue (not including pass-through regulatory fees) and roaming revenue by the monthly average postpaid customers for such period.
(5)	Determined for each period by dividing postpaid service revenue (not including pass-through regulatory fees) by the monthly average postpaid customers for such period.
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

Acquisition cost per customer is a useful measure that quantifies the costs to acquire a new customer and provides a gauge to compare our average acquisition cost per new customer to that of other wireless communication providers. Acquisition cost per customer is determined for each period by dividing the sum of selling and marketing expenses, net cost of equipment sales, and depreciation of rental telephone equipment by gross postpaid and prepaid wireless voice customers added during such period.

Retention	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Postpaid wireless voice customers discontinuing service (1)	44,202	53,939	137,175	149,255
Weighted average aggregate postpaid wireless voice customers (2)	1,726,471	1,825,665	5,242,065	5,568,666
Churn (1) ÷ (2)	2.6%	3.0%	2.6%	2.7%
Retention (1 minus churn)	97.4%	97.0%	97.4%	97.3%

Acquisition Cost Per Customer (in thousands, except customer gross additions and acquisition cost per customer )
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Selling and marketing expense (including inventory costs)	$14,633	$14,215	$41,677	$44,091
Net cost of equipment	8,767	5,518	22,061	16,054
Adjustments to cost of equipment	482	1,121	1,680	3,317
Total costs used in the calculation of Acquisition cost per customer (3)	$23,882	$20,854	$65,418	$63,462
Customer postpaid and prepaid gross additions (4)	48,350	42,576	123,200	129,255
Acquisition cost per customer (3) ÷ (4)	$494	$490	$531	$491

Local Service Revenue Per Customer (“LSR”) (in thousands, except weighted average aggregate postpaid wireless voice customers and LSR)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues (as reported in Consolidated Statements of Operations)
Service revenues	$95,979	$98,287	$288,888	$291,847
Non postpaid revenue adjustments	(5,399)	(4,800)	(15,800)	(15,588)
Service revenues for LSR (5)	$90,580	$93,487	$273,088	$276,259
Weighted average aggregate postpaid wireless voice customers (6)	1,726,471	1,825,665	5,242,065	5,568,666
LSR (5) ÷ (6)	$52	$51	$52	$50

Average Revenue Per Customer (“ARPU”) (in thousands, except weighted average aggregate postpaid wireless voice customers and ARPU)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues (as reported in Consolidated Statements of Operations)
Service revenues	$95,979	$98,287	$288,888	$291,847
Roaming revenues	46,952	41,785	114,418	86,519
Total	142,931	140,072	403,306	378,366
Non postpaid revenue adjustments:	(5,399)	(4,800)	(15,800)	(15,588)
Service revenues for ARPU (7)	$137,532	$135,272	$387,506	$362,778
Weighted average aggregate postpaid wireless voice customers (8)	1,726,471	1,825,665	5,242,065	5,568,666
ARPU (7) ÷ (8)	$80	$74	$74	$65

Three months ended September 30, 2006 and 2005

Revenue

Operating Revenue:
	Three months ended September 30,
(In thousands)	2006	2005	$ Change	% Change
Service	$95,979	$98,287	$(2,308)	(2.3)%
Roaming	46,952	41,785	5,167	12.4
Equipment	5,842	8,220	(2,378)	(28.9)
Total operating revenue	$148,773	$148,292	$481	0.3%

Service Revenue

Service Revenue	Three months ended September 30,
(In thousands)	2006	2005	$ Change	% Change
Local service	$81,706	$83,852	$(2,146)	(2.6)%
USF support	10,809	10,795	14	0.1
Regulatory pass through	3,285	3,424	(139)	(4.1)
Other	179	216	(37)	(17.1)
Total service revenue	$95,979	$98,287	$(2,308)	(2.3)%

The decrease in service revenue for the three months ended September 30, 2006 primarily reflects a 3.9% decline in postpaid customers as compared to September 30, 2005, partially offset by an increase in LSR to $52 compared to $51 for the three months ended September 30, 2005. The LSR increase in 2006 was primarily due to an increase in data revenue. Data revenue per customer during the three months ended September 30, 2006 was $2.47 as compared to $0.98 in the three months ended September 30, 2005.  The decrease in regulatory pass-through fees reflects a decline in overall customers and a change in rates.

We are currently receiving USF support in the states of Alabama, Kansas, Maine, Minnesota, Mississippi, New Hampshire, Oregon, South Dakota, Vermont, and Washington. USF support payments were $10.8 million for the three months ended September 30, 2006 and 2005. We expect the amount of USF support to be in the $40-$45 million range in 2006.

Customers. During the three months ended September 30, 2006, total customers increased by 4,151 to 694,577 primarily reflecting gross postpaid customer additions increasing to 46,659 for the three months ended September 30, 2006 as compared to 40,640 for the three months ended September 30, 2005, together with improvement in retention.  For the three months ended September 30, 2006, net postpaid customer additions were 2,457 as compared to a loss of 13,299 during the three months ended September 30, 2005.

As of September 30, 2006, approximately 75% of our postpaid customers were using new technology handsets as compared to 47% at December 31, 2005. We continue to experience higher retention rates and LSR from our new technology customers and therefore will continue to aggressively migrate our legacy customer base to new technology products. For the three months ended September 30, 2006, combined GSM and CDMA customer retention was 98.2% as compared to legacy customer retention of 95.6%.

Roaming Revenue. The 12.4% increase in roaming revenue during the three months ended September 30, 2006 primarily reflects a 30.0% increase in outcollect minutes and a 405% increase in data revenue, which together were partially offset by a decline in roaming yield. Our outcollect yield for the three months ended September 30, 2006 was $0.11 per minute as compared to $0.13 per minute in the three months ended September 30, 2005. Declines in TDMA outcollect minutes were offset by increases in new technology GSM and CDMA outcollect minutes. For the three months ended September 30, 2006 and 2005, 2.5G outcollect minutes accounted for 95% and 85%, respectively, of our total outcollect minutes.

Data roaming for the three months ended September 30, 2006 was $3.4 million as compared to $673,000 in the comparable period of the prior year.

At September 30, 2006 and 2005, substantially all of our cell sites were equipped with 2.5G technology. At September 30, 2006, we had 1,138 cell sites compared to 974 cell sites at September 30, 2005.

We expect roaming revenue in 2006 to exceed 2005 levels.

Equipment Revenue. Equipment revenue decreased 28.9% to $5.8 million for the three months ended September 30, 2006 as compared to $8.2 million during the three months ended September 30, 2005 reflecting lower handset pricing for both new customers and migrating customers. Gross postpaid additions were 46,659 for the three months ended September 30, 2006 as compared to 40,640 during the comparable period of the prior year. Customer handset migrations for the three months ended September 30, 2006 increased to 50,443 as compared to 45,634 in the comparable period of the prior year.

Operating Expenses
	Three months ended September 30,
(In thousands)	2006	2005	$ Change	% Change
Network cost
Incollect cost	$11,993	$12,137	$(144)	(1.2)%
Other network cost	23,181	20,748	2,433	11.7
	35,174	32,885	2,289	7.0
Cost of equipment sales	14,609	13,738	871	6.3
Selling, general and administrative	37,214	41,189	(3,975)	(9.7)
Depreciation and amortization	32,069	24,549	7,520	30.6
Total operating expenses	$119,066	$112,361	$6,705	6.0%

Network Cost. Network cost, as a percentage of total revenues, increased to 23.6% in the three months ended September 30, 2006 as compared to 22.2% in the three months ended September 30, 2005. This increase reflects additional costs of operating multiple networks (analog, TDMA and 2.5G), increased outsourced data service costs, increased number of cell sites, and higher variable costs due to an increase in outcollect roaming minutes of use. Cell sites increased to 1,138 at September 30, 2006 as compared to 974 at September 30, 2005. Combined customer and roaming minutes of use for the three months ended September 30, 2006 increased 17% over the comparable period of the prior year. 90% of these minutes in the three months ended September 30, 2006 were carried on our GSM or CDMA networks.

Partially offsetting the overall increase in network cost was a 1.2% incollect cost decrease reflecting per minute incollect cost for the three months ended September 30, 2006 declining to approximately $0.09 per minute as compared to $0.11 in the three months ended September 30, 2005. Partially offsetting the impact from the decline in per minute cost was a 12% incollect minute increase.

We anticipate network costs to be higher in 2006, reflecting the full year impact of our 2.5G network and increased sites together with costs associated with our legacy networks.

Cost of Equipment Sales. As a percentage of revenue, cost of equipment sales for the three months ended September 30, 2006 increased to 9.8% as compared to 9.3% in the three months ended September 30, 2005. Cost of equipment sales increased 6.3% to $14.6 million for the three months ended September 30, 2006, primarily reflecting gross postpaid additions increasing to 46,659 for the three months ended September 30, 2006 as compared to 40,640 during the comparable period of the prior year. Customer handset migrations for the three months ended September 30, 2006 increased to 50,443 as compared to 45,634 in the comparable period of the prior year. Partially offsetting the effect of increased gross postpaid additions was the average cost of a handset declining to $137 for the three months ended September 30, 2006 as compared to $139 for the three months ended September 30, 2005.

Selling, General and Administrative.

Components of SG&A are as follows:
(in thousands)	Three months ended September 30,
	2006	2005	$ Change	% Change
General and administrative	$15,878	$19,259	$(3,381)	(17.6)%
Sales and marketing	14,234	14,244	(10)	(0.1)
Regulatory pass-through fees	3,613	3,511	102	2.9
Stock-based compensation	480	321	159	49.5
Bad debt	3,009	3,854	(845)	(21.9)
	$37,214	$41,189	$(3,975)	(9.7)%

As a percentage of revenue, SG&A decreased to 25.0% in the three months ended September 30, 2006 as compared to 27.8% during the three months ended September 30, 2005. Contributing to the decrease in SG&A were efficiencies from organizational changes made in the second half of 2005, a decline in contract labor associated with system conversions, and other associated one-time items in 2005. Regulatory pass-through fees increased to $3.6 million in the three months ended September 30, 2006 as compared to $3.5 million in the three months ended September 30, 2005 due to a change in regulatory rates. Stock-based compensation increased 49.5% primarily reflecting the 2006 implementation of SFAS No. 123. The decrease in bad debt expense reflects improved customer retention with our lower credit quality customers combined with customer satisfaction resulting from new technology migration activities and the billing system conversion.

We expect SG&A in 2006 to be moderately less when compared to 2005 reflecting efficiencies achieved from the reorganization started in the third quarter of 2005 focusing on the centralization of our management staff.

Depreciation and Amortization. Depreciation and amortization expense increased 30.6% during the three months ended September 30, 2006 to $32.1 million as compared to $24.5 million for the three months ended September 30, 2005. This increase primarily reflects the accelerated depreciation of our TDMA networks and depreciation on our 2.5G networks. We are operating both TDMA and 2.5G networks in all four of our territories. Our 2.5G networks will eventually replace TDMA networks. Accordingly, our TDMA networks will be fully depreciated by December 31, 2006. TDMA network depreciation expense for three months ended September 30, 2006 and 2005 was $12.4 million and $9.2 million, respectively.

Other Income (Expense)

Interest Expense.

Components of interest expense are as follows:
(in thousands)	Three months ended September 30,
	2006	2005	$ Change	% Change

Interest expense on credit facility	$1,068	$-	$1,068	N/A %
Interest expense on senior secured notes	10,208	10,531	(323)	(3.1)
Interest expense on senior notes	8,023	8,023	-	-
Interest expense on senior subordinated notes	12,345	10,320	2,025	19.6
Amortization of debt issuance costs	1,109	1,170	(61)	(5.2)
Write-off of debt issuance costs	42	92	(50)	(54.3)
Senior and junior preferred stock dividends	14,192	13,969	223	1.6
Effect of derivative instruments	547	(172)	719	418.0
Gain on repurchase / exchange of senior exchangeable preferred stock	(147)	(131)	(16)	(12.2)
Other	281	(26)	307	1180.8
	$47,668	$43,776	$3,892	8.9%

Increased interest expense for the three months ended September 30, 2006 reflects our higher debt levels primarily resulting from the November 2005 issuance of $175 million senior subordinated floating rate notes and the borrowing of $58 million under the revolving credit facility.

Repurchase and Exchange of Senior Exchangeable Preferred Stock for Class A Common Stock. In the three months ended September 30, 2006, we repurchased 5,000 shares of our senior exchangeable preferred stock, for $6.1 million. The corresponding gain of $147,000, not including transaction commissions and other related fees, is recorded as a reduction of interest.

While we did not repurchase any of our senior exchangeable preferred stock during the comparable period of the prior year, we exchanged an aggregate of 9,535 shares of our senior exchangeable preferred stock for an aggregate of 1,070,190 shares of our Class A common stock in negotiated transactions which resulted in a gain. The corresponding gain of $131,000, not including transaction costs and other related fees, is recorded as a reduction of interest. The shares were issued in reliance upon the exemption from registration provided in Section 3(a)(9) of the Securities Act of 1933, as amended.

During the three months ended September 30, 2006, the fair market value of a collar declined by approximately $547,000 and, accordingly, was recorded as an increase to interest expense. For more information regarding our use of derivative instruments and their relationship to interest expense, see Item 3. Quantitative and Qualitative Disclosures about Market Risk in this Report.

Cash interest payments were $56.3 million for the three months ended September 30, 2006 as compared to $48.0 million in the three months ended September 30, 2005.

Preferred Stock Dividends

Preferred stock dividends for the three months ended September 30, 2006 increased by 5.7% to $3.7 million as compared to $3.5 million in the three months ended September 30, 2005. The increase in preferred stock dividends reflects the compounding effect of the accrual of past dividends.

Nine months ended September 30, 2006 and 2005

Revenue

Operating Revenue:
	Nine months ended September 30,
(In thousands)	2006	2005	$ Change	% Change
Service	$288,888	$291,847	$(2,959)	(1.0)%
Roaming	114,418	86,519	27,899	32.2
Equipment	18,797	26,694	(7,897)	(29.6)
Total operating revenue	$422,103	$405,060	$17,043	4.2%

Service Revenue:	Nine months ended September 30,
(In thousands)	2006	2005	$ Change	% Change
Local service	$245,559	$250,366	$(4,807)	(1.9)%
USF support	33,080	30,295	2,785	9.2
Regulatory pass through	9,696	10,551	(855)	(8.1)
Other	553	635	(82)	(12.9)
Total service revenue	$288,888	$291,847	$(2,959)	(1.0)%

Service revenue declined for the nine months ended September 30, 2006, primarily reflecting a 3.9% decline in postpaid customers as compared to September 30, 2005 partially offset by an increase in LSR to $52 compared to $50 for the nine months ended September 30, 2005. The LSR increase in 2006 was due to an increase of approximately $1 in USF payments and $1 in access, data and features. The decrease in regulatory pass-through fees reflects a decline in overall customers and a change in rates.

We are currently receiving USF support in the states of Alabama, Kansas, Maine, Minnesota, Mississippi, New Hampshire, Oregon, South Dakota, Vermont, and Washington. Reflecting the increase in USF qualified service areas, USF support payments increased to $33.1 million for the nine months ended September 30, 2006 as compared to $30.3 million for the nine months ended September 30, 2005. We expect the amount of USF support to be in the $40-$45 million range in 2006.

Customers. During the nine months ended September 30, 2006, total customers decreased by 11,025 to 694,577, primarily resulting from a decline in customer retention together with a decrease in gross postpaid customer additions to 117,400 for the nine months ended September 30, 2006 as compared to 122,341 for the nine months ended September 30, 2005. Because we continue to experience higher retention rates and LSR from our new technology customers, we will continue to aggressively migrate our legacy customer base to new technology products. As of September 30, 2006, approximately 75% of our postpaid customers were using new technology handsets as compared to 47% at December 31, 2005.

Roaming Revenue. The 32.2% increase in roaming revenue during the nine months ended September 30, 2006 primarily reflects a 56.2% increase in outcollect minutes and a 409% increase in data revenue, which were partially offset by a decline in roaming yield.

Our outcollect yield for the nine months ended September 30, 2006 was $0.11 per minute as compared to $0.14 per minute in the nine months ended September 30, 2005. Declines in TDMA outcollect minutes were offset by increases in new technology GSM and CDMA outcollect minutes.

Positively affecting roaming revenue during the nine months ended September 30, 2006 was the completion of our 2.5G network upgrade. The transition by our national roaming partners to 2.5G technology handsets throughout most of 2005, and the completion of our 2.5G networks, has allowed us to capture additional roaming minutes that were not available to us during the full nine months ended September 30, 2005. Because these partners converted their customer base to this new technology before we had fully operational 2.5G networks, we were not able to capture a portion of available roaming revenue in the first half of 2005. At September 30, 2006, substantially all of our 1,138 cell sites were equipped with 2.5G technology. For the nine months ended September 30, 2006 and 2005, 2.5G outcollect minutes accounted for 94% and 76%, respectively, of our total outcollect minutes.

Data roaming for the nine months ended September 30, 2006 was $5.6 million as compared to $1.1 million in the comparable period of the prior year.

We expect roaming revenue in 2006 to exceed 2005 levels.

Equipment Revenue. Equipment revenue decreased 29.6% to $18.8 million for the nine months ended September 30, 2006 as compared to $26.7 million during the nine months ended September 30, 2005, reflecting lower handset pricing for both new customers and migrating customers. Gross postpaid additions were 117,400 during the nine months ended September 30, 2006 as compared to 122,340 during the comparable period of the prior year. Customer handset migrations for the nine months ended September 30, 2006 increased to 150,523 as compared to 145,976 in the comparable period of the prior year.

Operating Expenses
	Nine months ended September 30,
(In thousands)	2006	2005	$ Change	% Change
Network cost
Incollect cost	$33,817	$35,409	$(1,592)	(4.5)%
Other network cost	68,526	52,968	15,558	29.4
	102,343	88,377	13,966	15.8
Cost of equipment sales	40,858	42,747	(1,889)	(4.4)
Selling, general and administrative	108,171	114,663	(6,492)	(5.7)
Depreciation and amortization	92,127	71,475	20,652	28.9
Impairment of assets	-	7,020	(7,020)	-
Total operating expenses	$343,499	$324,282	$19,217	5.9%

Network Cost. Network cost, as a percentage of total revenues, increased to 24.2% in the nine months ended September 30, 2006 as compared to 21.8% in the nine months ended September 30, 2005. This increase reflects additional costs of operating multiple networks (analog, TDMA and 2.5G networks), increased outsourced data service costs, increased number of cell sites, and higher variable costs due to an increase in outcollect roaming minutes of use. Cell sites increased to 1,138 at September 30, 2006 as compared to 974 at September 30, 2005.

Partially offsetting the overall increase in network cost was a 4.5% incollect cost decrease reflecting per minute incollect cost for the nine months ended September 30, 2006 declining to approximately $0.09 per minute as compared to $0.11 in the nine months ended September 30, 2005. Partially offsetting the impact from the decline in per minute cost was a 12.0% incollect minute increase.

We anticipate network costs to be higher in 2006, reflecting the full year impact of our 2.5G network overlay, an increased number of sites, and the costs associated with our legacy networks.

Cost of Equipment Sales. As a percentage of revenue, cost of equipment sales for the nine months ended September 30, 2006 decreased to 9.7% as compared to 10.6% in the nine months ended September 30, 2005. Cost of equipment sales decreased 4.4% to $40.9 million for the nine months ended September 30, 2006, primarily reflecting a decline in gross customer additions and the average cost of a handset declining to $138 for the nine months ended September 30, 2006 as compared to $141 for the nine months ended September 30, 2005. Gross postpaid additions were 117,400 during the nine months ended September 30, 2006 as compared to 122,340 during the comparable period of the prior year. Customer handset migrations for the nine months ended September 30, 2006 increased to 150,523 as compared to 145,976 in the comparable period of the prior year.

Selling, General and Administrative.

Components of SG&A are as follows:
(in thousands)	Nine months ended September 30,
	2006	2005	$ Change	% Change
General and administrative	$45,211	$50,025	$(4,814)	(9.6)%
Sales and marketing	40,512	44,220	(3,708)	(8.4)
Regulatory pass-through fees	10,457	10,688	(231)	(2.2)
Stock-based compensation	947	429	518	120.7
Bad debt	11,044	9,301	1,743	18.7
	$108,171	$114,663	$(6,492)	(5.7)%

As a percentage of revenue, SG&A decreased to 25.6% in the nine months ended September 30, 2006 as compared to 28.3% during the nine months ended September 30, 2005. Contributing to the decrease in SG&A were efficiencies from organizational changes made in the second half of 2005, a decline in contract labor associated with system conversions, and other associated one-time items recorded in 2005. Sales and marketing costs decreased primarily due to the decline in commissions resulting from the reduced number of new postpaid customers. Gross postpaid additions were 117,400 during the nine months ended September 30, 2006 as compared to 122,340 during the comparable period of the prior year. Regulatory pass-through fees decreased slightly to $10.5 million in the nine months ended September 30, 2006 as compared to $10.7 million in the nine months ended September 30, 2005 due to a change in regulatory rates and fewer customers. Stock-based compensation increased 49.5%, primarily reflecting the 2006 implementation of SFAS No. 123. The increase in bad debt expense reflects lower customer retention associated with our lower credit quality customers during the first and second quarters of 2006 combined with customer dissatisfaction resulting from new technology migration activities and the billing system conversion substantially completed in October 2005.

We expect SG&A in 2006 to be moderately less when compared to 2005, reflecting efficiencies achieved from the reorganization started in the third quarter of 2005 focusing on the centralization of our management staff.

Depreciation and Amortization. Depreciation and amortization expense increased 28.9% during the nine months ended September 30, 2006 to $92.1 million as compared to $71.5 million for the nine months ended September 30, 2005. This increase primarily reflects the accelerated depreciation of our TDMA networks and depreciation on our recently activated 2.5G networks. We are operating both TDMA and 2.5G networks in all four of our territories. Our 2.5G networks will eventually replace TDMA networks. Accordingly, our TDMA networks will be fully depreciated by December 31, 2006. TDMA network depreciation expense for nine months ended September 30, 2006 and 2005 was $36.8 million and $28.2 million, respectively.

Other Income (Expense)

Interest Expense.

Components of interest expense are as follows:
(in thousands)	Nine months ended September 30,
	2006	2005	$ Change	% Change

Interest expense on credit facility	$3,330	$-	$3,330	N/A %
Interest expense on senior secured notes	32,661	30,865	1,796	5.8
Interest expense on senior notes	24,070	24,070	-	0.0
Interest expense on senior subordinated notes	36,324	30,961	5,363	17.3
Amortization of debt issuance costs	3,489	3,510	(21)	(0.6)
Write-off of debt issuance costs	2,837	243	2,594	1067.5
Senior and junior preferred stock dividends	41,765	41,639	126	0.3
Effect of derivative instruments	(178)	(515)	337	65.4
Gain on repurchase of senior exchangeable preferred stock	(319)	(5,685)	5,366	94.4
Other	3,652	(984)	4,636	471.1
	$147,631	$124,104	$23,527	19.0%

Increased interest expense for the nine months ended September 30, 2006 reflects our higher debt levels resulting from the November 2005 issuance of $175 million senior subordinated floating rate notes and the borrowing of $58 million under the revolving credit facility. Included in interest expense during the nine months ended September 30, 2006 was the inclusion of $3.2 million in call premiums paid relating to the repayment of $160.0 million aggregate principal under our 2010 notes and a $2.8 million write-off of debt issuance costs.

Repurchase and Exchange of Senior Exchangeable Preferred Stock for Class A Common Stock. During the nine months ended September 30, 2006, we repurchased 9,560 shares of our senior exchangeable preferred stock for $11.6 million. The corresponding $319,000 gain, not including transaction commissions and other related fees, was recorded as a reduction of interest expense within the condensed statement of operations. During the nine months ended September 30, 2006, we did not exchange any Class A common for senior exchangeable preferred stock.

During the nine months ended September 30, 2005 we repurchased 14,932 shares of senior exchangeable preferred stock for $13.4 million. The corresponding $5.6 million gain, not including transaction commissions and other related fees, was recorded as a reduction of interest expense within the condensed statement of operations. Additionally, we repurchased an aggregate of 9,535 shares of our senior exchangeable preferred stock in exchange for an aggregate of 1,070,190 shares of our Class A common stock in negotiated transactions resulting in a gain of $131,000, which was recorded as a reduction of interest expense. The shares were issued in reliance upon the exemption from registration provided in Section 3(a)(9) of the Securities Act of 1933, as amended.

Cash interest payments were $127.3 million for the nine months ended September 30, 2006 as compared to $103.3 million in the nine months ended September 30, 2005.

Preferred Stock Dividends

Preferred stock dividends for the nine months ended September 30, 2006 increased by 5.5% to $10.9 million as compared to $10.3 million in the nine months ended September 30, 2005. The increase in preferred stock dividends reflects the compounding effect of the accrual of past dividends.

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

Our cell site count has increased from 974 sites at September 30, 2005 to 1,138 sites at September 30, 2006, resulting in expansion of our network capability and coverage in all of our territories. We believe our network overlay and expansion efforts will improve our ability to attract and retain customers in addition to providing customers of our roaming partners greater access to our networks. Although we will not add as many cell sites in 2006 as we did in 2005, we are adding capacity within our networks, allowing them to carry increased roaming traffic and to accommodate new technology customers. We anticipate our total expenditures for 2006 will be in the $45-50 million range, funded primarily from cash on hand and operating cash flow. Capital expenditures for the nine months ended September 30, 2006 were $35.3 million compared to $77.5 million for the nine months ended September 30, 2005.

Senior and Junior Exchangeable Preferred Stock. Until May 2003, we paid the dividends on our senior exchangeable preferred stock by issuing additional shares of exchangeable preferred stock and until February 2005, we paid the dividends on our junior exchangeable preferred stock by issuing additional shares of junior preferred stock. Because we have failed to pay six or more quarterly dividends on our senior and junior exchangeable preferred stock, a “Voting Rights Triggering Event,” as defined in their respective Certificates of Designation, exists. Accordingly, the holders of senior and junior exchangeable preferred stock have the right to each elect two directors. While a “Voting Rights Triggering Event” exists, certain terms of our senior exchangeable preferred stock, if enforceable, may prohibit incurrence of additional indebtedness, including remaining borrowings under ourr revolving credit facility.

Total accrued dividends in arrears for both the junior and senior exchangeable preferred securities, through September 30, 2006, were approximately $92.1 million.

Credit Facility. Our credit facility is subject to various covenants, including the ratio of senior secured indebtedness to annualized operating cash flow (as defined in the credit facility), the ratio of total indebtedness to annualized operating cash flow, and the ratio of annualized operating cash flow to interest expense. We were in compliance with the credit facility covenants as of September 30, 2006.

Our borrowings under the revolving credit facility bear interest at rates based on, at our option, either (i) the one, two, three, six, or, if made available by the lender, nine or twelve month Eurodollar rate, which is determined by reference to the Adjusted LIBOR rate, or (ii) the Alternate Base Rate, which is the higher of the prime lending rate on page 5 of the Telerate Service and the Federal Funds Effective Rate plus 1/2 of 1 percent. In each case, we are required to pay an additional margin of interest above the Eurodollar rate or the Alternate Base Rate. The margin is based on the ratio of our senior secured debt to our adjusted cash flow. The margin above the Alternate Base Rate ranges from 1.00% to 1.25%. The margin above the Eurodollar rate fluctuates from 2.00% to 2.25%. At September 30, 2006, the effective interest rate was 7.58%.

Cash flows for the nine months ended September 30, 2006, compared with the nine months ended September 30, 2005.

(in thousands)	2006	2005	Change
Net cash provided by operating activities	$39,207	$40,810	$(1,603)
Net cash used in investing activities	(43,411)	(77,528)	34,117
Net cash used in financing activities	(6,059)	(12,855)	6,796
Net decrease in cash and cash equivalents	(10,263)	(49,573)	39,310

Cash and cash equivalents, at beginning of year	86,822	85,339	1,483
Cash and cash equivalents, at end of period	$76,559	$35,766	$40,793

Net cash provided by operating activities was $39.2 million for the nine months ended September 30, 2006. Adjustments to the $62.4 million net loss to reconcile to net cash provided by operating activities primarily include $92.1 million in depreciation and amortization, a $33.5 million increase in accrued preferred stock dividends, and a $4.4 million decrease in accounts receivable. Partially offsetting these items were decreases of $10.8 million in accounts payable and $22.4 million in other accrued interest.

Net cash used in investing activities for the nine months ended September 30, 2006 was $43.4 million. This amount included $35.3 million for purchases of property and equipment and $127.8 million in short-term investment purchases, which were partially offset by $117.1 million in proceeds from maturities of short term investments. The majority of property and equipment purchases are related to our 2.5G network. Our 2.5G network construction commitments to our roaming partners and to equipment vendors have been substantially met.

Net cash used in financing activities for the nine months ended September 30, 2006 was $6.1 million, reflecting $166.6 million in proceeds from the issuance of 8 ¼% senior secured notes mostly offset by the $160.0 million retirement of senior secured floating rate notes. Also affecting financing activities was the $11.6 million repurchase of senior exchangeable preferred stock and $3.1 million in payments of debt issuance costs, which were partially offset by $2.1 million in proceeds from the issuance of common stock pursuant to our employee stock purchase plan and upon exercise of stock options.

Liquidity. Primarily reflecting positive cash flow from operations during the nine months ended September 30, 2006, RCC’s cash and cash equivalents and short-term investments increased to $156.9 million as compared to $153.6 million at December 31, 2005. Cash interest payments during the nine months ended September 30, 2006 were $127.3 million as compared to $103.3 million during the nine months ended September 30, 2005.

Under the documents governing our indebtedness, we are able to make limited restricted payments, including the repurchase of senior subordinated notes or preferred stock and the payment of dividends to holders of our equity securities. As of September 30, 2006, after giving effect to the purchase of senior exchangeable prefered stock in October 2006, we were able to make approximately $51 million in restricted payments.

We believe that cash flows from operations, cash, cash equivalents, and short term investments will be sufficient to enable us to meet required cash commitments through the next twelve-month period, and we anticipate we will be in compliance with our covenants under the credit facility. During the nine months ended September 30, 2006, contractual obligations had not materially changed as compared to those existing at December 31, 2005.

Off-Balance Sheet Financings and Liabilities. We do not have any off-balance sheet financing arrangements or liabilities, any majority-owned subsidiaries, or any interests in, or relationships with, any material special-purpose entities that are not included in the consolidated financial statements.

Supplemental Disclosure of Condensed Consolidated Cash Flow Information

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Cash paid for:
Interest	$56,278	$48,015	$127,328	$103,343

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

We recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. We currently use a collar to manage interest rate exposure in connection with the issuance of $175 million of senior subordinated floating rate notes in November 2005. This collar effectively limits interest from exceeding 5.87% and from being less than 4.25% on a $175 million notional amount, through its termination date of November 1, 2008. Changes in the fair value of this collar are recorded in interest expense. During the three months ended September 30, 2006, the fair market value of this collar declined by approximately $547,000 and, accordingly, was recorded as an increase to interest expense.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of September 30, 2006, based on an evaluation carried out under the supervision and with the participation of RCC’s management, including the chief executive officer (CEO) and the chief financial officer (CFO), of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that RCC’s disclosure controls and procedures are effective.

There was no change in our internal control over financial reporting during the three months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS

See “Risk Factors” in Part I — Item 1A. in our Annual Report on Form 10−K for the year ended December 31, 2005 for information on risk factors. There were no material changes in the status of our risk factors from those described in our Annual Report on Form 10−K for the year ended December 31, 2005.

Item 3. DEFAULTS UPON SENIOR SECURITIES

(b) Preferred Stock Dividends

11 ⅜% Senior Exchangeable Preferred Stock. Due May 15, 2010. At September 30, 2006, RCC was seven dividend payments in arrears, creating a “Voting Rights Triggering Event.” Accrued dividends in arrearage, through November 6, 2006, were approximately $35.7 million.

12¼% Junior Exchangeable Preferred Stock. Due February 15, 2011. We have not declared or paid the cash dividends due since May 2005. At September 30, 2006, RCC was six dividend payments in arrears, creating a “Voting Rights Triggering Event.” Accrued dividends in arrearage, through November 6, 2006, were approximately $59.1 million.

The shares of the senior and junior exchangeable preferred stock are non-voting, except as otherwise required by law and as provided in their respective Certificates of Designation. Each Certificate of Designation provides that at any time dividends on the outstanding exchangeable preferred stock are in arrears and unpaid for six or more quarterly dividend periods (whether or not consecutive), the holders of a majority of the outstanding shares of the affected exchangeable preferred stock, voting as a class, will be entitled to elect the lesser of two directors or that number of directors constituting 25% of the members of RCC’s Board of Directors. The voting rights continue until such time as all dividends in arrears on the affected class of exchangeable preferred stock are paid in full, at which time the terms of any directors elected pursuant to such voting rights will terminate. Voting rights may also be triggered by other events described in the Certificates of Designation. As of September 30, 2006, the Senior and Junior Exchangeable preferred stock shareholders did not have directors elected by them to serve on RCC’s board.

Item 5. OTHER INFORMATION

The following information is being filed with the Report on Form 10-Q in lieu of a separate Report on Form 8-K. The item number corresponds to the item number in the Form 8-K.

Item 2.02. Results of Operations and Financial Condition

Today, we issued a press release containing information regarding our results of operations for the quarter ended September 30, 2006. A copy of the press release is included with this Report as Exhibit 99.1.

On November 7, 2006 at 8:00 AM CT, we will host our third quarter 2006 teleconference to discuss our third quarter results. To participate in the call, please dial (800) 240-4186, give the operator your name and company affiliation. To access a replay of this call through November 17, 2006, dial (800) 405-2236 and 11073125# as the passcode. An audio replay of the teleconference can also be accessed by logging onto our website at www.unicel.com. To access the audio stream, click on the Investor Relations section.

The information provided under this Item 2.02 shall not be treated as “filed” for purposes of the Securities Exchange Act of 1934, as amended.

Item 6. EXHIBITS

The following exhibits are filed with this report.

31.1	Certification of Rural Cellular Corporation’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act
31.2	Certification of Rural Cellular Corporation’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.1	Press release dated November 7, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RURAL CELLULAR CORPORATION
(Registrant)

Date: November 6, 2006	/s/ Richard P. Ekstrand
Richard P. Ekstrand
President and Chief Executive Officer

Date: November 6, 2006	/s/ Wesley E. Schultz
Wesley E. Schultz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)