Form 10-K
period 2006-12-31
RURAL CELLULAR CORP
filed 2007-03-05
CIK 869561

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2006.

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____________________ TO ____________________.

Commission File Number 0-27416

RURAL CELLULAR CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1693295
(State or other jurisdiction of incorporaiton or organization)	(I.R.S. Employer Identification No.

3905 Dakota Street SW
Alexandria, Minnesota 56308
(320) 762-2000
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
Class A Common Stock, par value $.01 per share
Series A Preferred Share Purchase Rights
(Title of class)

Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [  ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES [  ] NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a nonaccelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check One.)

Large Accelerated Filer [  ] Accelerated Filer [X] Non-Accelerated Filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

Aggregate value of shares of common stock held by nonaffiliates of the Registrant based upon the closing price on June 30, 2006 (only shares held by directors, officers and their affiliates are excluded): $153,093,766

Number of shares of common stock outstanding as of the close of business on February 20, 2007:

            Class A     15,092,384
            Class B           398,727

Documents incorporated by reference:

Portions of the definitive Proxy Statement relating to the 2007 Annual Meeting of Shareholders, which will be held on May 25, 2007 (“Proxy Statement”), are incorporated by reference into Part III of this report.

PART I

ITEM 1.  BUSINESS

References in this Form 10-K to “Rural Cellular,” “RCC,” “we,” “our,” and “us” refer to Rural Cellular Corporation and its subsidiaries as a combined entity, except where it is clear that those terms mean only the parent company.

We file with, or furnish to, the Securities and Exchange Commission (the ''SEC'') annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as various other information. RCC makes these reports and other information available free of charge on the Investor Relations page of our website as soon as reasonably practicable after providing such reports to the SEC. In addition, in the Corporate Governance section of the Investor Relations page of our website, we make available the Financial Code of Ethics and the charters for the Audit, Compensation, and Nominating Committees. The internet address for our website is www.unicel.com.

Forward-Looking Information

This Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. All statements regarding us and our expected financial position, business, and financing plans are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “will,” “should,” “seeks,” “anticipates,” “intends,” or the negative or other variations of any such term or comparable terminology, or by discussions of strategy or intentions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, our expectations may prove not to be correct. A number of factors could cause our actual results, performance, and achievements or industry results to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. See risks and uncertainties relating to our business under “Item 1A. Risk Factors” of this document.

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

(a) General Development of Business

We are a wireless communications service provider focusing primarily on rural markets in the United States. Our principal operating objective is to increase revenue and achieve profitability through expansion of services to our customer base and increased penetration in our wireless markets.

Our operating territories include portions of five states in the Northeast, three states in the Northwest, four states in the Midwest, two states in the South, and the western half of Kansas (Central Territory). Within each of our five territories, we have deployed a strong local sales and customer service presence in the communities we serve.

Our marketed networks covered a total population of approximately 6.6 million POPs and served approximately 706,000 voice customers as of December 31, 2006. We have national roaming agreements in our markets with Cingular (effective through December 2009) and Verizon (effective through December 2009). Under these agreements, we are able to attain preferred roaming status by overlaying our existing TDMA networks in our Central, South, Northeast and Northwest networks with GSM/GPRS/EDGE technology and our Midwest network with CDMA technology. We also have various agreements with T-Mobile, which are effective through December 2007.

The following chart summarizes our wireless systems as of December 31, 2006:

Post and Prepaid Customers (Not including paging and long distance)

	% Ownership	Service Area POPs(1)	Customers	Square Miles	States

Cellular Territories:
Central	100%	316,000	18,000	40,000	KS
Midwest	100%	1,535,000	153,000	64,000	MN, ND, SD, WI
Northeast	100%	2,208,000	248,000	46,000	MA, ME, NH, NY, VT
Northwest	100%	857,000	116,000	77,000	ID, OR, WA
South	100%	1,688,000	61,000	39,000	AL, MS
Total		6,604,000	596,000	266,000
Wholesale		N/A	110,000	N/A
Total		6,604,000	706,000	266,000
__________
(1)	Reflects 2000 U.S. Census Bureau population data updated for December 2005

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

We believe that our extensive network of local distribution channels provides us with a competitive advantage over larger wireless providers. We have tailored our marketing and distribution strategy to rely on local distributors and agents in areas where locating a direct retail store might not be cost-effective based on the demographic characteristics of those areas.

Our coverage areas have a large number of vacation destinations, substantial highway miles, and long distances between population centers, all of which we believe contribute to frequent roaming on our network by customers of other wireless providers. As a result, we have been able to negotiate long-term roaming agreements with several of the country’s largest wireless carriers that do not have a significant presence in our markets. Our roaming agreements with other carriers help to provide us with a base of roaming revenue, which generates higher margins than local service revenue.

Our networks utilize both 850 MHz and 1900 MHz spectrum in our service areas. As of December 31, 2006, approximately 82% of our wireless customers were using either CDMA or GSM devices with advanced features that can be utilized throughout their respective service areas. With our networks, we are well equipped to offer our customers regional and local wireless coverage, and we manage our networks to provide high quality service, with minimal call blocking and dropped calls and seamless call delivery and hand-off.

Our 2006 operating results reflect the following:

•	A 0.7% decline in service revenue, primarily reflecting the loss of postpaid customers partially offset by higher Local Service Revenue (“LSR”) and Universal Service Fund (“USF”) support.

The decrease in service revenue for the year ended December 31, 2006 primarily reflects a 2.0% decline in postpaid customers as compared to December 31, 2005. The decrease in postpaid customers was partially offset by an increase in LSR to $52 per month during the year ended December 31, 2006 compared to $50 per month during the year ended December 31, 2005. The 2006 increase in LSR was primarily due to an increase in data revenue per customer per month, which increased to approximately $2 as compared to $1 in 2005.

We are currently receiving USF support in the states of Alabama, Kansas, Maine, Minnesota, Mississippi, New Hampshire, Oregon, South Dakota, Vermont, and Washington. USF support payments were $43.8 million and $40.8 million for the years ended December 31, 2006 and 2005, respectively. We expect the amount of USF support to be in the $40-$45 million range in 2007.

•
A year over year increase in total customers was partially offset by a decline in postpaid customers. The decline in postpaid customers reflects increased customer care needs that we encountered during the migration of our GSM networks and transition to a new technology billing system during the first half of the year.

Total customers increased to 705,658 at December 31, 2006 as compared to 705,602 at December 31, 2005 primarily reflecting our wholesale customer group increasing 14.5% to 110,133. Partially offsetting the increase in wholesale customers was a 2.0% decline in postpaid customers, which totaled 586,092 at December 31, 2006 as compared to 597,709 at December 31, 2005.

Reflecting improvement in postpaid customer retention together with customer gross adds for 2006 of 163,404 as compared to 166,626 for 2005, postpaid customers for 2006 declined by 11,677 as compared to a decline of 30,845 in 2005. Postpaid customer retention was 97.5% for the year ended December 31, 2006 as compared to 97.3% for the year ended December 31, 2005. Our improvement in postpaid customer retention reflects progress made on the different aspects of our customer transition to 2.5G technology including improvement in customer service, GSM billing systems, and the functionality of our networks.

•	Substantial progress in migrating our legacy customers to 2.5G devices.

As of December 31, 2006, approximately 82% of our postpaid customers were using new technology devices as compared to 47% at December 31, 2005. Our new technology customers provide higher retention rates and LSR and we plan to substantially complete the migration of legacy customer base to new technology products throughout 2007.

•	Improved roaming minutes and revenue over the previous year, reflecting our substantially completed 2.5G networks.

The 25.3% increase in roaming revenue during the year ended December 31, 2006 primarily reflects a 44% increase in outcollect minutes and a substantial increase in data revenue, which together were partially offset by a decline in roaming yield. Our outcollect yield for the year ended December 31, 2006 was $0.11 per minute as compared to $0.13 per minute in the year ended December 31, 2005. Declines in TDMA outcollect minutes were offset by increases in new technology GSM and CDMA outcollect minutes. Data roaming for the year ended December 31, 2006 was $9.2 million as compared to $1.9 million in the prior year.

Because our national roaming partners converted their customer base to this 2.5G technology before we had fully operational 2.5G networks, we were not able to capture a portion of available roaming revenue in the first half of 2005. Having substantially completed our conversion during the second half of 2005, we have been able to capture additional roaming revenue (voice minutes and data) from these customers. At December 31, 2006, all of our 1,158 cell sites were equipped with 2.5G technology. For the year ended December 31, 2006 and 2005, 2.5G outcollect minutes accounted for 95% and 80%, respectively, of our total outcollect minutes.

•	Increased costs required to market and support 2.5G networks, products, and customers.

Network cost, as a percentage of total revenues, increased to 24.5% for the year ended December 31, 2006 as compared to 22.1% for the year ended December 31, 2005. This change reflects an increased number of cell sites, higher variable costs due to an increase in outcollect roaming minutes of use and higher outsourced data service costs. Cell sites increased to 1,158 at December 31, 2006 as compared to 1,061 at December 31, 2005.

Partially offsetting the overall increase in network cost was a 1.6% decrease in incollect cost for the year ended December 31, 2006 to approximately $0.09 per minute as compared to $0.11 for the year ended December 31, 2005. Partially offsetting the impact from the decline in per minute cost was a 14.0% increase in incollect minutes.

Our 2006 balance sheet reflects the following:

•
Property and Equipment. Including the cost of our network overlays, our total capital expenditures for 2006 were approximately $47.5 million compared to $95.0 million in 2005. Reflecting the retirement and disposal of TDMA assets, net property and equipment declined to $212.0 million at December 31, 2006 compared to $277.4 million at December 31, 2005.

•
Add-on Offering of 8 1/4% Senior Secured Notes. On May 5, 2006, we completed the offering of $160 million of 8 ¼% Senior Secured Notes due 2012 under the indenture dated March 25, 2004. The proceeds of this offering, together with available cash, were used to redeem all of our outstanding Senior Secured Floating Rate Notes due 2010 on June 5, 2006. The cost of redemption was $160.0 million principal, $3.2 million premium, and $3.4 million accrued interest since March 15, 2006 to the date of redemption. This transaction resulted in a loss of approximately $3.2 million related to the early call premium on the outstanding senior secured floating rate notes and the write-off of the associated debt issuance costs of $3.0 million, which was included in interest expense in the second quarter of 2006.

•
Senior and Junior Exchangeable Preferred Stock Voting Rights Triggering Event. At December 31, 2006, RCC was eight dividend payments in arrears on its senior exchangeable preferred stock and seven dividend payments in arrears on its junior exchangeable preferred stock and accordingly a “Voting Rights Triggering Event,” for both classes, has occurred.

Each Certificate of Designation provides that at any time dividends on the outstanding exchangeable preferred stock are in arrears and unpaid for six or more quarterly dividend periods (whether or not consecutive), the holders of a majority of the outstanding shares of the affected exchangeable preferred stock, voting as a class, will be entitled to elect the lesser of two directors or that number of directors constituting 25% of the members of RCC’s Board of Directors. The voting rights continue until all dividends in arrears on the affected class of exchangeable preferred stock are paid in full, at which time the terms of any directors elected pursuant to such voting rights will terminate. Voting rights may also be triggered by other events described in the Certificates of Designation. As of December 31, 2006, the Senior and Junior Exchangeable preferred stock shareholders had not elected directors to serve on RCC’s board.

•
Redemption of Senior Exchangeable Preferred Stock for Class A Common Stock. In 2006, we redeemed an aggregate of 10,500 shares of our senior exchangeable preferred stock in exchange for an aggregate of 1,166,500 shares of our Class A common stock in negotiated transactions. The shares of common stock were issued in reliance upon the exemption from registration provided in Section 3(a)(9) of the Securities Act of 1933, as amended.

•	Redemption of Senior Exchangeable Preferred Stock for Cash. In 2006, we redeemed 22,721 shares of senior exchangeable preferred stock for $27.7 million cash.

(b)  Financial Information about Segments

Our business consists of one reportable operating segment, the operation of wireless communication systems in the United States.

(c)  Description of Business/Service Areas

Marketing of Products and Services

Local Service

We have developed our marketing strategy on a market-by-market basis and offer service plan options to our customers tailored to address their specific needs and to encourage cellular usage. In general, because our customers typically live in rural areas, they are more likely to purchase plans that provide a regional footprint than a national one. Most of our service plans have a fixed monthly access fee, which includes a specified number of minutes both peak and off peak, free incoming calling, and incremental fees for enhanced services. As a result of our focus on marketing strategies as well as the upgrade of our networks, we are able to offer our customers an array of services on an individual or bundled basis, including:

•	Short Message Service - allows a customer to receive and send text messages or content messages.

•	Voicemail - allows a customer to receive and retrieve voicemail.

•	Multimedia Messaging - allows customers to receive and send pictures to another wireless handset or PC.

•	Data Services - includes email, Internet accessibility, and Brew and Java Services which allow customers to download ring-tones, games, graphics, entertainment and information.

•	Mobile Web - allows customers to access the Internet from a laptop computer through our wireless network.

In addition to tailoring our service plans based on features and minutes of use, we also offer our customers regional calling plans and national plans that allow our customers to pay home usage rates while traveling within specified regional zones, both within and outside of our cellular service areas. We have also established preferred roaming contracts and developed system integration with adjacent cellular carriers, which permit our customers to receive calls, access voice mail and use other data features while roaming.

Roaming

We have roaming agreements in our markets with various carriers. Under most of our roaming agreements, the roaming yield per minute we receive from outcollect calling minutes, in addition to the cost per minute we pay for our customers' incollect activity, declines over time. We have structured our roaming agreements to enable us to provide expanded network access to our customers both regionally and nationally and provide roaming rates based upon factors such as network coverage, feature functionality, and number of customers. Under our agreements with Cingular and Verizon Wireless, we have been able to attain preferred roaming status by overlaying our existing Central, Northeast, Northwest, and South networks with GSM/GPRS/EDGE and our Midwest territory with CDMA/2000/1XRTT technology.

A substantial portion of our roaming revenue has been derived from agreements with three national wireless providers, Cingular, Verizon Wireless and T-Mobile. For the years ended December 31, 2006, 2005, and 2004, Cingular (on a pro forma basis giving effect to its 2004 merger with AT&T Wireless, Verizon Wireless, and T−Mobile together accounted for approximately 93%, 92%, and 86%, respectively, of our total outcollect roaming minutes. For the years ended December 31, 2006, 2005, and 2004, Cingular (on a pro forma basis giving effect to its 2004 merger with AT&T Wireless) accounted for approximately 14.4%, 11.9%, and 9.9% of our total revenue.

Our agreements with our three most significant roaming partners are as follows:

•	Cingular, which is effective through December 2009,
•	Verizon, which is effective through December 2009, and
•	T-Mobile, which is effective through December 2007.

Customer Equipment

We currently sell wireless devices manufactured by several companies including Audiovox Corporation, LG Electronics, Inc., Motorola, Inc., Nokia Telecommunications, Inc., and Palm, Inc. and accessories manufactured by a number of sources.

Distribution and Sales

We market our wireless products and services through direct sales distribution channels, which include Company-owned retail stores and account executives. We also utilize indirect sales distribution channels, including independent sales agents and our website. All distribution channels are managed on a territorial basis.

Our distribution channels include the following:

•	direct sales through:

o
retail stores and kiosks that we operate and staff with our employees. We have 95 stores, primarily located in our more densely populated markets. In addition, we have 9 stand-alone kiosks. Our retail locations help us establish our local presence and promote customer sales and service;

o	account executives who are our employees and focus on business and major account sales and service;

o	telesales, which are conducted by customer service representatives, internet, and toll-free phone services; and

•
indirect sales through approximately 389 independent sales agents. Our independent sales agents are established businesses in their communities and include retail electronics stores, farm implement dealers, automobile dealers, automotive parts suppliers, college and university bookstores, video and music stores, and local telephone companies. Most of the agents sell our services in conjunction with their principal business. We provide cellular equipment to the agents for sale to customers, and the agents market our services utilizing a cooperative advertising program.

Customer Base

At December 31, 2006, our customer base consisted of three customer categories: postpaid, wholesale, and prepaid.

(1)
Postpaid customers accounted for the largest portion of our customer base as of that date, at 83%. These customers pay a monthly access fee for a wireless service plan that generally includes a fixed number of minutes and certain service features. In addition to the monthly access fee, these customers are typically billed in arrears for data usage, roaming charges, and minutes of use exceeding the rate plans.

(2)
Wholesale customers are similar to our postpaid customers in that they pay monthly fees to utilize our network and services; however, the customers are billed by a third party (reseller), who has effectively resold our service to the end user (customer). We in turn bill the third party for the monthly usage of the end user. Wholesale customers accounted for 16% of our total customer base as of December 31, 2006.

(3)
Prepaid customers pay in advance to utilize our network and services and allow us to minimize bad debt, billing and collection costs. Typically, prepaid customers produce lower LSR and higher churn than postpaid customers. Our prepaid customers accounted for 1% of our customer base as of December 31, 2006.

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

Service Marks

In 2006, all of our existing territories used the UNICEL® brand, which we own.

Network Operations

We develop and build our wireless service areas in response to customer demand by adding channels to existing cell sites, building new cell sites to increase coverage and capacity, and upgrading entire networks with advanced technology and services. Where appropriate, we also upgrade acquired properties to enable us to provide similar quality service over our entire network. We expect to continue our wireless system expansion where necessary to add and retain customers, enhance customer usage on our systems, and increase roaming traffic. We also enhance our systems through scalable network equipment, cell site splitting, cell site sectorization, and digital upgrades of our systems. In addition to improving service quality, these enhancements generally provide improved network system performance and efficiency of operations. Our network consisted of 1,158 cell sites as of December 31, 2006.

Technology

As of December 31, 2006, our networks are all 2.5G compatible. 2.5G refers to wireless technology and capability usually associated with General Packet Radio Services (“GPRS”), Enhanced Data rates for Global Evolution (“EDGE”), and Code Division Multiple Access / 1x Radio Transmission Technology (“CDMA2000/1XRTT”).

Technology	Territory Deployment	Description
CDMA2000/1XRTT	Midwest - deployed in 2003 and 2004 and commercially launched in August 2004.	CDMA2000/1XRTT is an evolution of CDMA technology and represents a step towards 3G technology and allows data transmission at approximately 50 kilobits per second (“Kbps”).
GSM/GPRS	Central, Northeast, Northwest and South - network deployment is operational and commercially launched throughout the first half of 2005.
GSM/GPRS facilitates certain applications that have not previously been available over GSM networks due to the limitations in speed of Circuit Switched Data and message length of the Short Message Service. Dataspeeds of up to approximately 35 Kbps are expected.

EDGE	Central, Northeast, Northwest and South - substantially overlaid in the first half of 2005.
EDGE is an evolution of GPRS technology and is a system designed to increase the speed of data transmission via cell phone, creating broadband capability. EDGE technology data speeds are expected to be approximately 70-135 Kbps.

Commercial introduction of CDMA/2000/1XRTT services in our Midwest territory began in August 2004, and commercial introduction of GSM/GPRS/EDGE services began in our Northeast and Northwest territories in January 2005 and in our Central and South territories in the summer of 2005. Our 2.5G technology networks utilize existing 850 MHz and 1900 MHz spectrum. As of December 31, 2006, approximately 82% of our postpaid customers were using new technology wireless devices as compared to 47% at December 31, 2005.

We also have PCS networks in our Midwest and Northeast territories that satisfy FCC build-out requirements and allow us to receive outcollect revenue from our national roaming partners and minimize our incollect cost from our existing customers using their phones in those areas. We do not market our wireless service to residents of these areas.

At December 31, 2006, all of our cell sites incorporated 2.5G technology. While we did not have any dedicated market network expansions in 2006, we enhanced coverage within the boundaries of our network through additional cell sites.

National competitors are updating their networks with 3.0G technologies including 1xEV−DO, HSDPA, and UMTS which will provide greater data capacity than our existing 2.5G networks. Our 2.5G CDMA/2000/1XRTT services in our Midwest territory are compatible with Verizon’s customers using 3.0G 1xEV−DO devices. Additionally, our 2.5G GSM/GPRS/EDGE services in our Central, Northeast, South, and Northwest territories are compatible with Cingular’s customers using 3.0G HSDPA and UMTS devices.

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

The following map illustrates the locations of our 850 MHz Cellular and 1.9 GHz PCS licenses as of December 31, 2006.

Suppliers and Equipment Partners

We do not manufacture any customer or network equipment. The high degree of compatibility among different manufacturers' models of wireless devices and network facilities equipment allows us to design, supply, and operate our systems without being dependent upon a single source of equipment. Our legacy networks use equipment manufactured by Northern Telecom, Inc., Lucent Technologies Inc., Harris, Inc., Alcatel, Ericsson, Inc., and Motorola, Inc. Our 2.5G networks primarily utilize equipment manufactured by Ericsson, Inc. and Nokia Telecommunications, Inc.

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

The following table lists our major competitors by territory:

	Spectrum	Alltel	Cingular	Nextel	Sprint	T-Mobile	US Cellular	Verizon	Other (*)

Central:
Kansas RSA 1, 2, 6, 7, 12 and 13	25 MHz Cellular	X							Westlink Communications
Kansas RSA 11	25 MHz Cellular	X							Panhandle Telecommunications

Midwest:
Minnesota RSA 1 and 2	25 MHz Cellular	X		X	X				Dobson Communications
Minnesota RSA 3, 5 and 6	25 MHz Cellular		X		X	X			Dobson Communications, Qwest
South Dakota RSA 4	25 MHz Cellular	X			X

Northeast:
Maine, Bangor MSA, RSA 1, 2 and 3	25 MHz Cellular		X			X	X
Massachusetts RSA 1	25 MHz Cellular		X	X	X	X
New Hampshire, Portsmouth, MSA	25 MHz Cellular		X	X	X	X	X	X
New Hampshire RSA 1	25 MHz Cellular			X	X		X
New York RSA 2	25 MHz Cellular			X	X			X
Vermont, Burlington MSA, RSA 1	25 MHz Cellular			X	X	X	X	X
Vermont RSA 2	25 MHz Cellular			X	X		X	X

Northwest:
Lewiston-Moscow, ID BTA 250	30 MHz PCS		X	X	X	X			Inland Cellular
Oregon RSA 3	25 MHz Cellular		X	X	X	X	X	X	Qwest, Inland Cellular, Snake River Wireless
Oregon RSA 6	25 MHz Cellular			X	X	X	X	X
Washington RSA 2	25 MHz Cellular		X	X	X	X		X
Washington RSA 3	25 MHz Cellular		X		X			X
Washington RSA 8	25 MHz Cellular		X	X	X	X			Qwest, Inland Cellular

South:
Alabama RSA 3	25 MHz Cellular	X	X	X		X			Southern Linc
Alabama RSA 4	25 MHz Cellular	X		X		X			Pine Belt Wireless, Southern Linc
Alabama RSA 5	25 MHz Cellular	X	X	X		X			Public Service Telephone, Southern Linc
Alabama RSA 7	25 MHz Cellular	X	X	X	X	X		X	Southern Linc
Mississippi RSA 1 and 4	25 MHz Cellular		X			X			Cellular South
Mississippi RSA 3	25 MHz Cellular					X			Cellular South
Dothan, AL BTA	25 MHz PCS	X	X	X	X	X		X	Southern Linc,
Tupelo, MS BTA	30 MHz PCS	X	X	X	X	X		X	Cellular South
Columbus-Starkville, MS BTA	30 MHz PCS		X	X	X	X		X	Cellular South

Wireless Alliance:
Duluth, Minnesota/Superior, Wisconsin	20 MHz PCS			X	X			X
Fargo, North Dakota/Moorhead, Minnesota, Grand Forks, North Dakota	20 MHz PCS	X		X	X			X
Sioux Falls, South Dakota	20 MHz PCS	X		X	X			X

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

In the future, we expect to face increased competition from entities holding licenses for PCS spectrum not yet operating in our markets. The FCC has issued licenses for both narrowband and broadband PCS, and six broadband licenses were issued in each of our cellular service areas. Under FCC rules, PCS license holders are allowed to disaggregate the spectrum covered by their license. Accordingly, we may face competition from additional providers of PCS if the FCC approves a disaggregation of spectrum for any PCS license in one of our service areas. In addition, the Omnibus Budget Reconciliation Act of 1993 required, among other things, the allocation to commercial use of a portion of 200 MHz of the spectrum currently reserved for government use. Some portion of this spectrum may be used to create new land-mobile services or to expand existing land-mobile services. Further, the FCC has announced plans to auction licenses in the 39 GHz spectrum and 700 MHz spectrum that may be used for wireless communications that would compete with our services.

We also compete to a lesser extent with resellers, landline telephone service providers, fixed wireless services, specialized mobile radio, private radio systems and satellite-based telecommunications systems. A reseller provides wireless services to customers but does not hold an FCC license and might not own facilities. Instead, the reseller buys blocks of wireless telephone numbers and capacity from a licensed carrier and resells service through its own distribution network to the public. Thus, a reseller is both a customer of a wireless licensee's service and a competitor of that licensee.

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

The wireless communications industry is experiencing significant technological change, as evidenced by the ongoing improvements in data capacity and quality. National competitors are updating their networks with 3.0G technologies including 1xEV−DO, HSDPA, and UMTS which will provide greater data capacity than our existing 2.5G networks. Competitors may also seek to provide competing wireless telecommunications service through the use of developing technologies such as Wi−Fi and Wi−Max. The cost of implementing or competing against future technological innovations may be prohibitive to us, and we may lose customers if we fail to keep up with these changes.

With the entry of new competitors and the development of new technologies, products, and services, competition in the wireless telecommunications industry has been intense. Our ability to compete successfully is dependent, in part, on our ability to anticipate and respond to various competitive factors affecting the industry. Our marketing and sales organization monitors and analyzes competitive products and service offerings, changes in consumer preferences, changes in demographic trends and economic conditions, and pricing strategies by competitors that could adversely affect our operations or present strategic opportunities.

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

Overview

Our business is subject to varying degrees of federal, state, and local regulation. The FCC has jurisdiction over all facilities of, and services offered by, wireless licensees such as us, to the extent those facilities are used to provide, originate, or terminate interstate or international communications. The Communications Act of 1934, as amended (the “Communications Act”), preempts state and local regulation of the entry of, or the rates charged by, any provider of commercial mobile radio service (“CMRS”), which includes our cellular service and broadband personal communications service. Otherwise, state and local regulatory commissions may exercise jurisdiction over most of the same facilities and services to the extent they are used to originate or terminate intrastate or intra−Major Trading Area communications and with respect to zoning and similar matters. The manner in which we are regulated is subject to change in ways we cannot predict.

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

While the FCC has used an assortment of methods in the past to grant licenses, most if not all new CMRS licenses granted by the FCC are by auction. The FCC determines the availability of licenses in particular frequency ranges, as well as the terms under which license auctions are conducted. Our ability to introduce advanced “third generation” wireless services may depend upon our success in future FCC license auctions and/or our ability to secure additional licenses or spectrum leases in secondary market transactions.

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

In order to retain licenses, PCS licensees, including RCC, are required by the FCC’s rules to construct facilities in the geographic areas authorized under their PCS licenses. That construction must result in a signal level adequate to permit an offering of services to a certain percentage of the population covered by those licenses within specified periods, based on the date of the grant of the licenses. Our PCS licenses are subject to revocation or nonrenewal by the FCC, as are all similar licenses held by other companies, if these build−out requirements are not satisfied in a timely manner. Build−out requirements apply as to certain PCS licenses we have acquired from other entities. We believe that our construction will progress at a pace that allows for timely compliance with the construction requirements. Because we hold PCS licenses, we must comply with FCC microwave relocation rules. A block of spectrum licensed for PCS may be encumbered by a previously licensed microwave system. In such a case, if the PCS licensee cannot avoid interference with the microwave system, the FCC requires the PCS licensee to provide six months’ advance notice that interference may occur upon simultaneous operation of the PCS and microwave facilities and direct the microwave licensee to cease operation or move to other, non−interfering frequencies after such period of time. A PCS licensee is also obligated to participate in cost−sharing if a previous relocation of a microwave incumbent benefits more than one PCS licensee. However, PCS licensees no longer trigger any new cost−sharing obligations due to the termination of the FCC’s cost−sharing plan as of April 4, 2005. We believe that we are in compliance with applicable FCC microwave relocation and cost−sharing rules.

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

We use, among other facilities, common carrier point−to−point microwave facilities to connect cell sites and to link the cell sites to the main switching office. These facilities are separately licensed by the FCC and are subject to regulation as to technical parameters, frequency protection, and service.

Renewal of Licenses. Near the conclusion of the generally ten−year term of a spectrum license, a licensee must file an application for renewal of the license to obtain authority to operate for up to an additional ten−year term. An application for license renewal may be denied if the FCC determines that the renewal would not serve the public interest, convenience, or necessity. The FCC also may revoke a license prior to the end of its term in extraordinary circumstances. In addition, at license renewal time, other parties may file competing applications for the authorization. The FCC has adopted specific standards stating renewal expectancy will be awarded to a spectrum licensee that has provided substantial service during its license term and has substantially complied with applicable FCC rules and policies and the Communications Act. If the FCC awards the licensee a renewal expectancy, its license renewal application generally is granted and the competing applications are dismissed.

Although we are unaware of any circumstances that would prevent the approval of any future renewal application, no assurance can be given that the FCC will renew any of our licenses. Moreover, the FCC has the authority to restrict the operation of a licensed facility or revoke or modify licenses. None of our licenses has ever been revoked or involuntarily modified.

Assignment of Licenses or Transfer of Control of Licensees. FCC licenses generally may be transferred and assigned, subject to specified limitations prescribed by the Communications Act and the FCC. The FCC’s prior approval is required for the assignment or transfer of control of a license for a wireless system. Before we can complete a purchase or sale, we must file appropriate applications with the FCC, and the public is by law granted a period of time, typically 30 days or less, to oppose or comment on the proposed transaction. In addition, the FCC has established transfer disclosure requirements that require licensees who assign or transfer control of a license acquired through an auction within the first three years of their license terms to file associated sale contracts, option agreements, management agreements, or other documents disclosing the total consideration that the licensee would receive in return for the transfer or assignment of its license. In any instance where a proposed transaction would result in an entity holding attributable ownership interests in both the frequency Block A and frequency Block B cellular carriers in the same MSA or RSA, or where the acquiring entity would add to its own spectrum holdings in the same area, the FCC conducts a case−by−case analysis of the potential effect upon competition and may disapprove of the transaction or issue approval subject to conditions that may or may not be acceptable to the parties. Non−controlling minority interests in an entity that holds a FCC license generally may be bought or sold without FCC approval, subject to any applicable FCC notification requirements.

Limitation on Foreign Ownership. Ownership of our capital stock by non−U.S. citizens is subject to limitations under the Communications Act and FCC regulations. Under existing law, no more than 20% of a licensee’s capital stock may be directly owned or voted by non−U.S. citizens or their representatives, by a foreign government or its representatives, or by a foreign corporation. If an FCC licensee is controlled by another entity, up to 25% of that entity’s capital stock may be owned or voted by non−U.S. citizens or their representatives, by a foreign government or its representatives, or by a foreign corporation. Indirect foreign ownership above the 25% level may be allowed should the FCC find such higher levels not inconsistent with the public interest.

Regulatory Matters and Developments

Enhanced 911 Services. 850 MHz and 1900 MHz licensees must comply with the FCC’s rules regarding emergency 911 service. There is a staged process for the required deployment of enhanced 911 services, referred to by the FCC as Phase I and Phase II.

Under Phase I, cellular and PCS licensees were required as of April 1, 1998, or within six months of a request from the designated Public Safety Answering Point (“PSAP”), whichever is later, to be able to provide, if available to the serving carrier, the telephone number of the originator of a 911 call and to provide to the designated PSAP the location of the cell site or base station receiving a 911 call from any mobile handset accessing their systems through the use of Automatic Number Identification and Pseudo−Automatic Number Identification. We are in substantial compliance with Phase I requirements.

Under Phase II, cellular and PCS licensees must be able to provide to the designated PSAP the location of all wireless 911 callers, by longitude and latitude, in conformance with particular accuracy requirements. To comply, licensees may elect either network−based or mobile radio handset−based location technologies and thereafter meet, according to a phased−in schedule, the enhanced 911 service standards stated in the FCC’s rules. We notified the FCC of our intention to utilize network−based location technologies to provide Phase II enhanced 911 service and amended the notification to indicate that, where we utilize CDMA network technology, we will rely upon a handset−based Phase II solution. Pursuant to terms and conditions of an FCC “Order to Stay” adopted in July 2002, granting us an extension of the compliance deadlines, we are subject to requirements of the FCC that, where we have deployed a network−based Phase II solution, we provide Phase II enhanced 911 service to at least 50% of a requesting PSAP’s coverage area or population beginning March 1, 2003, or within six months of a PSAP request, whichever is later, and to 100% of a requesting PSAP’s coverage area or population by March 1, 2004 or within 18 months of such a request, whichever is later.

We have received requests from PSAPs for deployment of Phase II enhanced 911 service that relate to various areas where we provide cellular or PCS service and we have met the applicable 50%−coverage benchmark. Nevertheless, if the FCC finds that the accuracy results produced by any of our Phase II deployments are not in compliance with FCC rules, the FCC could issue enforcement orders and impose monetary forfeitures upon us. We have filed with the FCC a request for waiver of the applicable FCC rule concerning field test results in the State of Vermont which may not be compliant with FCC location accuracy requirements if averaged only with results from the State of Vermont. To the extent that we are not meeting the FCC’s E911 Phase II location accuracy requirements in Vermont and other states we may need to file one or more additional petitions with the FCC to request a waiver of those requirements. The FCC has issued notices of apparent liability requiring other CMRS providers to pay fines based upon violations of enhanced 911 service requirements. The implementation of enhanced 911 obligations may have a financial impact on us. We are not yet able to predict the extent of that impact.

Interconnection. FCC rules provide that a local exchange carrier (“LEC”) must provide CMRS providers interconnection within a reasonable time after it is requested, unless such interconnection is not technically feasible or economically reasonable, and that CMRS providers are entitled to compensation from LECs for terminating wireline−to−wireless traffic that originates and terminates within the same MTA. The FCC has a rulemaking proceeding in progress to consider whether, and possibly how, to replace the current system of reciprocal compensation for termination of local telecommunications traffic, and access charges for inter−MTA traffic, with a uniform intercarrier compensation plan. That proceeding could result in changes to compensation arrangements we have with LECs and interexchange carriers for the exchange of telecommunications traffic. Additionally, although key provisions of FCC orders implementing the Communications Act’s interconnection requirements have been affirmed by the courts, certain court challenges to the FCC rules are pending.

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

1996 amendments to the Communications Act allow wireless carriers such as us to pursue eligibility to receive USF funding for constructing, maintaining and improving our facilities and services in high−cost areas. When declared eligible for USF funding we are also obligated to offer discounts to low−income customers, which amounts are reimbursed to us through the federal Lifeline and Link−up programs. We must be designated as an eligible telecommunications carrier (“ETC”) by the state where we provide service (or, in some cases, the FCC) and the state (or, in some cases, we) must certify our eligibility to the FCC so that we may ultimately receive USF support. We have received ETC designation in the states of Alabama, Kansas, Maine, Minnesota, Mississippi, New Hampshire, Oregon, South Dakota, Vermont and Washington. We are currently receiving USF support, or expect soon to begin receiving USF support, in each of these states. To be eligible from year−to−year to receive USF support, our ETC certifications must be renewed each year. Our ability to receive USF support, and our obligations to pay into state and federal universal service funds, are subject to change based upon pending regulatory proceedings, court challenges, and marketplace conditions.

The federal universal service program is under legislative, regulatory and industry scrutiny as a result of growth in the fund and structural changes within the telecommunications industry. The structural changes include an increase in the number of ETCs receiving support from the USF and a migration of customers from wireline service providers to providers using alternative technologies that, today, are not required to contribute to the universal service program. There are several FCC proceedings underway that are likely to change the way universal service programs are funded and the way these funds are disbursed to program recipients. The specific proceedings are discussed in greater detail below.

On March 17, 2005, the FCC issued an order strengthening the conditions for telecommunications carriers to receive and maintain ETC designation. The new standards are mandatory when the FCC is responsible for evaluating ETC applications and recommended when state regulatory agencies are responsible for evaluating ETC applications. Effective October 1, 2006, the new standards require ETCs to: (1) provide a five−year plan demonstrating how support will be used to improve coverage, service quality or capacity, including annual progress reports; (2) demonstrate the network’s ability to remain functional in emergencies; (3) demonstrate how they will satisfy consumer and quality standards; (4) offer a “local−usage” plan comparable to the ILEC; and (5) acknowledge that they may be required to provide equal access to interexchange carriers in the event they become the sole ETC within a designated service area. The new standards are not expected to affect our universal service receipts. Further, additional certification requirements were imposed on ETC recipients. Some states have adopted, or are considering adopting, the same or similar requirements. The new FCC requirements are subject to both reconsideration requests pending at the FCC and judicial appeals.

On June 14, 2005, the FCC issued a notice of proposed rulemaking initiating a broad inquiry into the management and administration of the universal service programs. The notice of proposed rulemaking sought comment on ways to streamline the application process for federal support and whether and how to increase audits of fund contributors and fund recipients to deter waste and fraud. The FCC also announced it would consider proposals regarding the contribution methodology, which could change the category of service providers that contribute to the fund and the basis upon which they contribute. In a decision released June 27, 2006, the FCC announced interim changes intended to secure the viability of the federal universal service program at least in the near−term. One such change involves the “safe harbor” percentage used to estimate interstate revenue, on which contributions are made by wireless carriers, from 28.5 percent to 37.1 percent of total end−user telecommunications revenue, to better reflect growing demand for wireless services. Another change was to establish universal service contribution obligations for providers of interconnected Voice over Internet Protocol service. Because the decision involves changes of an interim nature and does not address all issues under consideration, we cannot at this time estimate the impact that the interim changes and the potential changes, if any, would have on our operations.

The FCC mandated that, effective October 1, 2004, the Universal Service Administrative Company (“USAC”) begin accounting for the USF program in accordance with generally accepted accounting principles for federal agencies, rather than the accounting rules that USAC formerly used. This change in accounting method subjected USAC to the Anti−Deficiency Act (the “ADA”), the effect of which could have caused delays in payments to USF program recipients and significantly increased the amount of USF regulatory fees charged to wireline and wireless consumers. In December 2004, Congress passed legislation to exempt USAC from the ADA for one year to allow for a more thorough review of the impact the ADA would have on the universal service program. In April 2005, the FCC tentatively concluded that the high−cost and low−income programs of the universal service fund comply with ADA requirements and has asked the Office of Management and Budget (“OMB”) to make a final determination on this issue. In November 2005 Congress extended the exemption for an additional year and is contemplating a permanent solution to alleviate the ADA issues and the related negative impact to the universal service program.

In August 2006, the Federal−State Joint Board for Universal Service (“Joint Board”) issued a Public Notice to invite comments on the use of “reverse auctions” that could, among other things, determine which ETCs would receive USF high cost support and the amount of support received. In a reverse auction, the lowest bidder or bidders would be successful in the auction. If, upon the recommendation of the Joint Board, the FCC were to decide to utilize reverse auctions in the award of USF support, we may not be successful in our efforts to continue participation in the federal universal service program.

Local Number Portability. The FCC has adopted rules on telephone number portability in an effort to achieve more efficient number utilization. Cellular and PCS licensees are required to provide number portability, which enables customers to change providers and services without changing their telephone number. By November 24, 2003, CMRS providers in the top 100 markets were required to offer number portability without impairment of quality, reliability, or convenience when customers switch wireless service providers, including the ability to support roaming throughout their networks. Providers in other markets were to comply by May 24, 2004 if they received a “bona fide request” to be open for porting−out of customer numbers at least six months prior from another wireless service provider. Where our operations are subject to the FCC mandate we are in compliance. In other areas any failure to comply with this obligation could result in a fine or revocation of our licenses.

In addition, the FCC provided guidance to the wireline and wireless industries in the form of a decision released November 10, 2003 in response to a petition filed by the Cellular Telecommunications & Internet Association requesting that wireline carriers be required to allow their customers to retain their numbers when switching to a wireless carrier. The FCC concluded that, as of November 24, 2003, upon the request of a customer, wireline carriers in the top−100 markets must port numbers to wireless carriers where the wireless carrier’s “coverage area” overlaps the geographic location of the rate center in which the customer’s wireline number is provisioned, provided that the porting−in carrier maintains the number’s original rate center designation following the port. The wireless “coverage area” was defined by the FCC as the area in which wireless service can be received from the wireless carrier. Wireline carriers outside the top−100 markets were given until May 24, 2004 to comply with the same porting obligations. The FCC subsequently granted an extension of time until May 24, 2004 to wireline carriers in the top−100 markets that serve fewer than two percent of the nation’s customer lines if such wireline carriers had not received a request for local number porting from either a wireline carrier prior to May 24, 2003, or a wireless carrier that has a point of interconnection or numbering resources in the rate center where the customer’s wireline number is provisioned. In addition, state public utility commissions have authority under the Communications Act to suspend or extend FCC number portability requirements faced by wireline carriers that serve fewer than two percent of the nation’s customer lines. Several organizations representing wireline carriers petitioned the U.S. Court of Appeals, D.C. Circuit, for review of the FCC’s decision ordering wireline carriers to port numbers to wireless carriers. The court ordered the FCC to conduct a regulatory flexibility analysis concerning the effect of the number portability regulations upon small wireline carriers and, in the meantime, the court suspended the regulations to the extent they would apply to small wireline carriers.

Meanwhile, the FCC invited and has received written comments on issues that bear upon wireless carriers’ obligations to port numbers to wireline carriers upon customer request. We expect to face obligations that will allow our customers to port their numbers to wireline carriers.

CALEA. Telecommunications carriers also are subject to the Communications Assistance for Law Enforcement Act (“CALEA”), which is administered by the Department of Justice, Federal Bureau of Investigation (“FBI”) and the FCC. CALEA requires carriers to have a specific number of open ports available for law enforcement personnel with the appropriate legal authority to perform wiretaps on each carrier’s network. Full implementation of CALEA’s assistance capability requirements was previously required by June 30, 2000. However, because the FCC found that there was a lack of equipment available to meet these requirements, it accepted petitions for a two−year extension of this deadline on a carrier−by−carrier basis. We submitted such a petition and were granted a two−year extension, until June 30, 2002, to comply with CALEA’s assistance capability requirements. We petitioned the FCC for another two−year extension and received from the FBI a letter of support for our petition for extension. We also petitioned for additional time, through September 30, 2005, to complete final installation of CALEA features on a switch located in Alexandria, Minnesota. We received from the FBI a letter of support for our petition for extension. At this time CALEA features are installed and operational at all of our switching facilities. Additional requirements have been adopted to require cellular and PCS licensees, as well as other types of service providers, to accommodate interception of digital packet mode telecommunications and of communications over facilities-based broadband Internet access systems and Voice-over-Internet Protocol systems. We will become obligated to comply with these requirements only if and when we commence to offer these types of services. If we are not able to comply with CALEA prior to the applicable deadlines, we could be subject to substantial fines that, under existing law, could be as much as $11,000 per day. We cannot predict yet whether we will be able to comply with CALEA requirements prior to the applicable deadlines.

Other FCC−Mandated Payments. We also are required to contribute annually to the Telecommunications Relay Service Fund and the North American Numbering Plan Administration Fund and to remit regulatory fees to the FCC with respect to our licenses and operations. We do not expect that these financial obligations will have a material impact on us.

Access by the Disabled. The FCC has adopted rules that determine the obligations of telecommunications carriers to make their services accessible to individuals with disabilities. The rules require wireless and other providers to offer equipment and services that are accessible to and useable by persons with disabilities. While the rules exempt telecommunications carriers from meeting general disability access requirements if these results are not readily achievable, it is not clear how the FCC will construe this exemption. Accordingly, the FCC occasionally adopts rules that may require us to make material changes to our network, product line, or services at our expense. By the regulatory deadline of September 15, 2005, we began to offer hearing aid compatible CDMA and GSM handsets. By September 18, 2006, we suspended all of our offerings of TDMA handsets because no hearing aid compatible TDMA handsets were available to us. By September 18, 2006 we began to offer CDMA and GSM handsets meeting the M3T performance level for acoustic coupling to accommodate hearing aid compatible functions. By February 18, 2008, 50% of all phone models offered must meet the M3 performance level for acoustic coupling to accommodate hearing aid compatible functions. We are required to file and we do file with the FCC periodic progress reports on our preparation for implementing these offerings.

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

Regulatory Oversight. The rapid growth and penetration of wireless services has prompted the interest of the FCC, state legislatures, and state public utility commissions to oversee certain practices by the wireless industry, generally in the form of efforts to regulate service quality, customer billing, termination of service arrangements, advertising, filing of “informational” tariffs, certification of operation, and other matters such as deterrence of spam messaging to wireless devices. While the Communications Act generally preempts state and local governments from regulating the entry of, or the rates charged by, wireless carriers, a state has authority to regulate “other terms and conditions” of service offerings by CMRS providers and may petition the FCC to allow it to regulate the rates of CMRS providers. Several states have proposed or imposed consumer protection regulations on CMRS providers. Moreover, in securing ETC status, we may become subject to such rules (as we already are in Maine and Vermont), may be required to offer a specific “universal service” rate plan, as we have in Maine, or may become subject to other state−imposed requirements as a condition of their granting ETC status. In some states, we are or expect to be required annually to demonstrate that funds we collect from the high−cost fund are used for the required purpose of constructing, maintaining, or improving our facilities and services. These additional regulatory obligations can be expected to increase our costs of doing business.

The FCC has rules that require CMRS providers to report to the FCC network outages of at least 30 minutes duration that potentially affect at least 900,000 user minutes.

On October 13, 2006, President Bush signed the Security and Accountability For Every Port (SAFE Port) Act into law. Title VI of the SAFE Port Act, the Warning, Alert, and Response Network (WARN) Act, establishes a process for CMRS providers to voluntarily elect to transmit emergency alerts. Consistent with Section 603 of the WARN Act, the FCC has appointed persons to serve on a Commercial Mobile Service Alert Advisory Committee that is to develop and, by October 13, 2007, recommend to the FCC certain technical standards and protocols to facilitate the voluntary transmission of emergency alerts by CMRS providers. We may consider it appropriate for competitive or other reasons to implement the capability to transmit emergency alerts. We do not expect the financial aspect of developing this capability to have a material impact upon us.

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

The FCC authorizes spectrum leasing for a variety of wireless services. Such rules may provide us with opportunities to expand our services into new areas, or provide us with access to additional spectrum, without need for us to purchase licenses, but the same rules also have the potential to induce new competitors to enter our markets. In addition, proceedings relating to human exposure to radio frequency emissions, the feasibility of making additional spectrum available for unlicensed devices, and the provision of spectrum−based services in rural areas are pending before the FCC. All of these initiatives could have an effect on the way we do business and the spectrum that is available to us and our competitors.

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

Employees and Sales Agents

As of December 31, 2006, we had 1,079 employees, including 446 in sales and marketing, 325 in customer service, 198 in network and systems operations, 67 in administration, and 43 in finance and accounting. Approximately 22 of our employees were part-time. None of our employees is represented by a labor organization, and we believe we have excellent relations with our employees. In addition, we utilize approximately 389 independent sales agents.

ITEM 1A. RISK FACTORS.

We encourage you to read the risk factors below in connection with the other sections of this Annual Report on Form 10-K.

Our future operating results could fluctuate significantly.

We believe that our future operating results and cash flows may fluctuate due to many factors, some of which are outside our control. These factors include the following:

•	increased costs we may incur in connection with our networks and the further development, expansion, and upgrading of our wireless systems;
•	fluctuations in the demand for our services and equipment and wireless services in general;
•	increased competition, including price competition;
•	changes in our roaming revenue and expenses due to renegotiation of our roaming agreements and the development of neighboring or competing networks, or overbuild;
•	changes in the regulatory environment;
•	changes in the level of support provided by the Universal Service Fund (“USF”);
•	the cost and availability of equipment components;
•	seasonality of roaming revenue;
•	changes in travel trends;
•	acts of terrorism, political tensions, unforeseen health risks, unusual weather patterns, and other catastrophic occurrences that could affect travel and demand for our services; and
•	changes in general economic conditions that may affect, among other things, demand for our services and the creditworthiness of our customers.

We incurred net losses applicable to common shares of approximately $130.7 million, $71.3 million, and $71.9 million in the years ended December 31, 2006, 2005, and 2004, respectively. We may continue to incur significant net losses as we seek to increase our customer base in existing markets. We may not generate profits in the short-term or at all. If we fail to achieve profitability, that failure could have a negative effect on the market value of our common stock.

Our implementation of 2.5G network technology has resulted in network capacity constraints and heightened customer churn.

We have deployed 2.5G technology in all of our territories and have experienced and may continue to experience technical difficulties and network coverage issues. We have incurred, and may continue to incur, costs to address these issues, including costs for engineering, additional equipment, and additional spectrum in certain markets. These costs may be significant. Continuing problems could damage our reputation and affect our ability to attract new customers. In addition, network quality issues could affect our roaming arrangements. To the extent we are required to spend significant amounts on correcting problems with our network, we will have fewer resources available for marketing and customer acquisition activities, which would affect our customer growth.

We may not be able to grow our customer base, which would force us to change our business plan and financial outlook and would likely negatively affect the price of our stock.

Our current business plans assume that we will increase our customer base over time, providing us with increased economies of scale. If we are unable to attract and retain a growing customer base, we would be forced to change our current business plans and financial outlook and there would likely be a material negative effect on the price of our common stock.

Our remaining TDMA customers may become dissatisfied with our service and seek other competitive offerings, resulting in a loss of customers and reduced profitability.

Throughout 2007, we plan to gradually scale back the capacity and service area of our TDMA network. As our remaining TDMA customers attempt to roam while traveling outside of our service areas, their service may be degraded due to the removal of TDMA capability within other carriers’ cell sites. Additionally, device manufacturers will not produce innovative TDMA wireless devices with upgraded functions. During this transition period, all of these developments could drive our TDMA customers to our competitors rather than to our 2.5G product offerings and thereby reduce our market share and revenue. At December 31, 2006, we had approximately 107,000 TDMA postpaid customers.

We have required and will continue to require substantial amounts of capital to maintain various obligations to maintain our 2.5G technologies and to meet various obligations under our financing arrangements. We also expect to eventually upgrade our 2.5G networks to 3.0G networks. Our ability to generate the required capital depends on many factors, including some that are beyond our control.

We have required, and will continue to require, substantial capital to maintain our wireless network, to satisfy obligations on our debt and exchangeable preferred stock, and for other operating needs. Including the cost of our 2.5G technology overlays, our total capital expenditures for 2006 were $47.5 million. We believe that we have sufficient funds to finance our planned capital expenditures for network construction, but we may require additional capital in the event of significant departures from our current business plan, unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes, and other technological issues or if we acquire additional licenses.

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

If we fail to obtain any required financing, we may need to delay or abandon our development and expansion plans and we may fail to meet regulatory requirements for build-out of our network and not be in compliance with certain regulations, such as CALEA. Any failure to upgrade could also have a negative effect on our roaming revenues, since most of our roaming partners’ customers will likely use the latest technology wireless devices as our roaming partners upgrade their networks. Our ability to meet our debt service requirements and our customers’ needs may also be impaired, which would have a material adverse effect on our business. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

We have committed a substantial amount of capital to maintain and to increase the capacity of our 2.5G wireless networks data services. If the demand for wireless data services does not grow, or if we fail to capitalize on such demand, it could have an adverse effect on our growth.

We have committed significant resources to wireless data services and our business plan assumes increasing demand for such services. Continued growth in demand for wireless data services is dependent on development and availability of popular applications and availability of wireless devices and other wireless devices with features, functionality, and pricing desired by customers. If applications and devices are not developed or do not become commercially acceptable, our revenues could be adversely affected.  Existing technology may not perform as expected, and we may not be able to obtain new technology to effectively and economically deliver these services. We cannot give assurance that there will be widespread demand for advanced wireless data services, that revenues from data services will constitute a significant portion of our total revenues in the near future, or that we can provide such services on a profitable basis.

Our business could be materially and adversely affected by our failure to anticipate and react to frequent and significant technological changes.

The telecommunications industry is subject to rapid and significant changes in technology that are evidenced by:

•	the introduction of 3.0G digital wireless devices and applications;
•	evolving industry standards;
•	the availability of new radio frequency spectrum allocations for wireless services;
•	ongoing improvements in the capacity and quality of digital technology;
•	shorter development cycles for new products and enhancements;
•	developments in emerging wireless transmission technologies; and
•	changes in end-user requirements and preferences.

It is possible that we may select a technology that does not achieve widespread commercial success or that is not compatible with the technology selected by one or more of our roaming partners, and as a result, our business, results of operations, cash flows, and financial condition could be materially and adversely affected. Moreover, one or more of the technologies that we currently utilize may become inferior or obsolete at some time in the future.

A significant portion of our revenue is from roaming charges. Outcollect roaming yields have been declining over the last few years and are expected to continue to decline in the future. As a result, our future operating results could be adversely affected if increases in roaming minutes do not offset anticipated decreases in roaming yield.

In 2006, 2005, and 2004, approximately 27%, 23%, and 21%, respectively, of our revenue was derived from roaming charges incurred by other wireless providers for use of our network by their customers who traveled within our coverage areas. A substantial portion of our roaming revenue is derived from Cingular, Verizon Wireless, and T-Mobile. Changes in their operations or a significant decline in the number of their customers could adversely affect our business. For the years ended December 31, 2006, 2005, and 2004, Cingular (on a pro forma basis giving effect to its 2004 merger with AT&T Wireless), Verizon Wireless, and T−Mobile together accounted for approximately 93%, 92%, and 86%, respectively, of our total outcollect roaming minutes. For the years ended December 31, 2006, 2005, and 2004, Cingular (on a pro forma basis giving effect to its 2004 merger with AT&T Wireless) accounted for approximately 14.4%, 11.9%, and 9.9%, of our total revenue. Changes in the network footprints of these providers could have a material adverse effect on our outcollect revenue and incollect expenses. For example, if a roaming partner from which we derive a significant amount of revenue in one of our service areas were to build its own network in that service area, our outcollect revenue derived from our roaming relationship with that partner  in that service area might decrease or even cease altogether, and our ability to negotiate favorable incollect rates in that partner's other service areas could suffer as well.

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

In 2006, 2005, and 2004, a substantial amount of our revenue was derived from roaming charges incurred by other wireless providers for use of our network by their customers who traveled within our service areas. Our service areas include a number of resort destinations. As a result, our roaming revenue increases during vacation periods, introducing a measure of seasonality to our revenue and operating income. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Matters — Seasonality.”

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

In each of our markets we compete with several other wireless licensees. To a lesser extent, we also compete with wireless internet, dispatch services, resellers, and landline telephone service providers in some of our service areas. Increasingly, cellular services have become a viable alternative to landline voice services for certain customers, putting cellular licensees in direct competition with traditional landline telephone service providers.

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

Continuing industry consolidation has resulted in the increased presence of regional and national wireless operators within some of our service areas. Many of these national operators provide services comparable to ours and, because they operate in a wider geographic area, are able to offer no or low cost roaming and toll calls over a wider area. In addition, some national wireless operators have recently begun to build networks in certain of the more densely populated or well-traveled portions of our service areas. National advertising and promotional programs by national wireless operators run in our markets are also a source of additional competitive and pricing pressures, even though these operators may not provide service in those markets. If the wireless communications industry continues to consolidate and we do not participate in that consolidation, even stronger competitors may be created. In addition, the elimination of the spectrum cap and the cellular cross-interest restrictions in all markets may facilitate the creation of larger and more formidable competitors.

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

We expect significant price competition among wireless providers that may lead to increasing movement of customers between operators, resulting in reductions in average monthly service revenue per customer.  A significant decline in the pricing of our services could adversely affect our financial condition and results of operations.

Wireless number portability may continue to have a negative impact on our customer retention and increase our marketing costs.

Wireless number portability allows customers to keep their wireless phone number when switching to a different service provider. Wireless number portability has increased and may continue to increase competition and reduce retention. Since implementation of wireless number portability in our markets, we have experienced increased churn. A high rate of churn would adversely affect our results of operations by reducing revenue and increasing the cost of adding new customers. Such costs generally include commission expense and/or significant handset discounts, which are significant factors in income and profitability. We may be required to grant promotional credits, subsidize product upgrades, and/or reduce pricing to match competitors' initiatives and to retain customers, which could adversely impact our operating results or cash flows.

If we encounter significant problems, such as delays, inaccuracies, or loss of customer information from our database, in the process of upgrading our billing function, we could experience customer dissatisfaction and increased churn, which could have a material adverse impact on our financial performance.

During previous billing conversions, we have experienced disruption in our billing cycles, including delays in mailing of and errors in statements sent to customers, and the dropping of customers from our database. In addition, the transition caused an increased number of customer service calls made to our call center.

If we conduct a future billing conversion, our customers may again become dissatisfied and decide to switch to a rival carrier. Also, we are dependent on future performance of an outside contractor. Any significant or prolonged problems with our billing function could have a material adverse impact on our business, financial condition, cash flows, and results of operations.

Regulation or potential litigation relating to the use of wireless phones while driving could adversely affect our results of operations and cash flows. Further, if wireless devices are perceived to pose health and safety risks, we may be subject to new regulations, and demand for our services may decrease.

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

It has been suggested that certain radio frequency emissions from wireless devices may be linked to various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Concerns over the effect of radio frequency emissions may discourage the use of wireless devices, which would decrease demand for our services.

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

CALEA requires us to make services accessible to law enforcement for surveillance purposes. Additional requirements have been adopted to require cellular and PCS licensees to accommodate interception of digital packet mode telecommunications. We will become obligated to comply with these requirements only if and when we commence to offer services that make use of digital packet mode technology. If we are not able to comply with CALEA prior to the applicable deadlines, we could be subject to substantial fines. We cannot predict yet whether we will be able to comply with CALEA requirements prior to the applicable deadlines.

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

Difficulties in the continued upgrade or replacement of our wireless systems could increase our planned capital expenditures, delay the continued build-out of our networks, and negatively impact our roaming arrangements.

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

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). As a result, we are required to test both goodwill and other indefinite-lived intangible assets, consisting primarily of our spectrum licenses, for impairment on an annual basis based upon a fair value approach, rather than amortizing them over time. We are also required to test goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce our enterprise fair value below its book value. Additionally, the value of our licenses must be tested between annual tests if events or changes in circumstances indicate that the value might be impaired. The amount of any such annual or interim impairment charge could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Goodwill and Other Indefinite-Lived Intangible Assets.”

Effective January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). As a result, we are required to assess the impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable as measured by the sum of the expected future undiscounted cash flows. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Impairment of Long-Lived Assets.”

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

The cellular systems we acquire may not perform as we expect and the operating results may not support the cost of the acquisition, or the capital expenditures needed to develop and integrate those systems. The expansion of our operations may place a significant strain on our management, financial and other resources. In addition, telecommunications providers generally experience higher customer and employee turnover rates during and after an acquisition. We cannot assure you that we will be able to integrate successfully any cellular systems or businesses we acquire. Our failure to integrate and manage our acquired cellular systems could have a material adverse effect on our business, operating results, and financial condition.

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

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We may in the future discover material weaknesses in our internal controls as defined under standards adopted by the Public Company Accounting Oversight Board (“PCAOB”) or significant deficiencies and deficiencies in certain of our disclosure controls and procedures. Under the PCAOB standards, a “material weakness” is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is a control deficiency or combination of control deficiencies that adversely affect a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more than remote likelihood that a misstatement of a company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

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

The trading price of our Class A common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to factors such as:

•	actual or anticipated variations in operating results;
•	our ability to finance our operations and meet obligations under our financing arrangements;
•	conditions or trends in the wireless communications industry and changes in the economic performance and/or market valuation of other wireless communications companies;
•	our strategic partnerships, joint ventures, or capital commitments; and
•	additions or departures of key personnel.

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

As of December 31, 2006, we had approximately $1.9 billion of long-term liabilities (which includes $470.6 million of senior and junior exchangeable preferred stock), $185.7 million of Class M preferred stock, and shareholders’ deficit of approximately $765.2 million. Of the outstanding preferred stock, $481.0 million can be exchanged, at our option, subject to compliance with certain leverage ratios under our credit facility and the indentures related to our outstanding notes, for senior subordinated indebtedness.

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

The instruments governing our debt and the certificates of designation governing our preferred stock impose significant operating and financial restrictions on us. These restrictions limit, among other things, our ability and the ability of certain of our subsidiaries to:

•	incur additional debt;
•	pay cash dividends on capital stock;
•	repay junior debt and preferred stock prior to stated maturities;
•	impose dividend restrictions on certain subsidiaries;
•	sell assets;
•	make investments;
•	engage in transactions with shareholders and affiliates;
•	create liens; and
•	engage in some types of mergers or acquisitions.

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

Our failure to pay the cash dividends on our senior and junior exchangeable preferred stock may result in changes to our board of directors and affect our ability to incur additional debt or refinance our existing indebtedness.

As of December 31, 2006, we had failed to pay eight quarterly dividends on our senior exchangeable preferred stock and seven quarterly dividends on our junior exchangeable preferred stock, and, accordingly, a “Voting Rights Triggering Event,” as defined in the certificates of designation for both the senior and junior exchangeable preferred stock, exists. Accordingly, the holders of the senior and junior exchangeable preferred stock are each entitled to elect two directors to our board of directors. If any of these holders were to disagree with decisions made by management or the board of directors about our plans or operations, they might be able to bring significant pressure to change such plans or operations.

While a Voting Rights Triggering Event exists, certain terms of our senior and junior exchangeable preferred stock, if enforceable, may prohibit incurrence of additional indebtedness, including borrowing under our revolving credit facility and the refinancing of existing indebtedness.

We have shareholders who could exercise significant influence on management.

The holders of our Class M convertible preferred stock currently are able to elect two members to our board of directors and can vote, on an as-converted basis, approximately 2,355,152 shares of our Class A common stock, which represented, as of December 31, 2006, approximately 11.0% of the voting power of our common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES

Our corporate facilities include the following:

	Address	Leased/Owned	Square Feet

Midwest:
Principal Corporate HQ	3905 Dakota Street SW	Owned	50,000
	Alexandria, Minnesota
Northeast:
Territory Office	302 Mountain View Drive	Leased	10,413
	Colchester, Vermont
Territory Office	6 Telcom Drive	Owned	36,250
	Bangor, Maine
Northwest:
Territory Office	3020 NW Merchant Way	Leased	19,200
	Bend, Oregon
South:
Territory Office	621 Boll Weevil Circle, Suite 2	Leased	18,000
	Enterprise, Alabama

Our network consisted of the following cell sites at December 31, 2006:

	2006	2005
Central	62	48
Midwest	244	232
Northeast	348	327
Northwest	179	169
South	325	285
Total	1,158	1,061

Our leased sites consist of land leases, tower leases or both. We own all the equipment within the leased sites. The leases covering these sites have various expiration dates and are with numerous lessors. These leases generally have renewal options that we would anticipate exercising. Due to our network design, loss of a leased location would not have a material impact on the operations of a territory's business.

We have 104 retail locations, of which almost all are leased. The leases covering these locations have various expiration dates. We believe that the loss of any one of these retail sites would not have a material impact on our business as we would likely be able to obtain substantially equivalent alternative space.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with regard to each of our executive officers:

Name	Age	Position
Richard P. Ekstrand	57	President, Chief Executive Officer and Director
Wesley E. Schultz	50	Executive Vice President, Chief Financial Officer and Director
Ann K. Newhall	55	Executive Vice President, Chief Operating Officer and Director
David J. Del Zoppo	51	Senior Vice President, Finance and Accounting

Richard P. Ekstrand has served as our President, Chief Executive Officer, and a director since 1990. He currently serves on the board of directors and executive committee of the Cellular Telecommunications & Internet Association (CTIA) and the Wireless Foundation. Mr. Ekstrand previously served as Chairman of the Board of Directors of both CTIA and the Wireless Foundation. He also was a founding director of the Rural Cellular Association (“RCA”) and served on its board until 2000. He was again elected to the RCA board in September 2005. In addition, he is past President of the Minnesota Telephone Association, the Association of Minnesota Telephone Utilities, and the Minnesota Telecommunications Association. He currently serves on the board of directors of the Minnesota Zoo Foundation. Mr. Ekstrand is the sole shareholder, president, and a director of North Holdings, Inc. (formerly Lowry Telephone Co., Inc.), which is a shareholder of Rural Cellular. From 1980 through 2000, Mr. Ekstrand had served as vice president and a director of Lowry Telephone Co., Inc. North Holdings, Inc. is a member of Lowry Telephone Company, LLC, of which Mr. Ekstrand is the treasurer and a member of the board of governors.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price / Holders

The following table indicates the high and low sales price of the Class A Common Stock for each quarter of the 2006 and 2005 fiscal years as quoted on The Nasdaq National Market.

	High	Low
2006
First Quarter	$17.85	$12.87
Second Quarter	$17.00	$10.38
Third Quarter	$11.47	$6.38
Fourth Quarter	$13.40	$9.20

2005
First Quarter	$8.85	$5.10
Second Quarter	$5.77	$4.20
Third Quarter	$12.92	$5.19
Fourth Quarter	$17.12	$11.79

Our Class B common stock is not publicly traded.

As of February 20, 2007, there were approximately 165 holders of record of our Class A common stock and approximately 11 holders of record of our Class B common stock.

During the year ended December 31, 2006, we redeemed an aggregate of 10,500 shares of our senior exchangeable preferred stock in exchange for an aggregate of 1,166,500 shares of our Class A common stock in negotiated transactions, resulting in a loss of $518,688. The shares of common stock were issued in reliance upon the exemption from registration provided in Section 3(a)(9) of the Securities Act of 1933, as amended.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on our common stock for the period beginning December 31, 2001 through December 31, 2006, with the cumulative total returns of the Standard & Poor’s Corporation (“S&P”) 500 Stock Index, and a peer group index consisting of six publicly held wireless companies. The comparison assumes $100 was invested in our common stock and in each index at the beginning of comparison period and reinvestment of dividends.

Our peer group consists of Alltel Corporation, Centennial Communications Corp., Dobson Communications Corporation, Leap Wireless International, Inc., Suncom Wireless Holdings, Inc. (formerly Triton PCS Holdings, Inc.), and United States Cellular Corporation.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Rural Cellular Corporation, The S & P 500 Index
And A Peer Group

$160
$140
$120
$100
$80
$60
$40
$20
$0
12/01
12/02
12/03
12/04
12/05
12/06
Rural Cellular Corporation
S & P 500
Peer Group

* $100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

	Cumulative Total Return
	12/01	12/02	12/03	12/04	12/05	12/06

Rural Cellular Corporation	100.00	3.82	35.73	28.86	67.63	60.86
S & P 500	100.00	77.90	100.24	111.15	116.61	135.03
Peer Group	100.00	73.87	74.47	92.43	108.86	131.82

Dividend Policy

RCC has never paid dividends on its Common Stock. The terms of our credit facility, outstanding notes, and exchangeable preferred stock limit our ability to pay dividends on our Common Stock.

Our ability to pay cash dividends on and to redeem for cash our senior exchangeable preferred stock and junior exchangeable preferred stock when required is restricted under various covenants contained in documents governing our outstanding preferred stock and our indebtedness, including the notes. In addition, under Minnesota law, we are permitted to pay dividends on or redeem our capital stock, including the senior exchangeable preferred stock and the junior exchangeable preferred stock, only if our board of directors determines that we will be able to pay our debts in the ordinary course of business after paying the dividends or completing the redemption. In addition, in order to redeem the junior exchangeable preferred stock, our board of directors must determine that we have sufficient assets to satisfy the liquidation preferences of the senior exchangeable preferred stock. As of December 31, 2006, we would have been able to make a total of $47 million in restricted payments.

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

As of December 31, 2006, we are eight dividend payments in arrears for our Senior Exchangeable Preferred Stock totaling $34.6 million and seven dividend payments in arrears for our Junior Exchangeable Preferred Stock totaling $64.9 million. Accordingly a “Voting Rights Triggering Event” existed as of December 31, 2006 for both classes of preferred stock.

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth certain of our consolidated financial and operating data as of and for each of the five years in the period ended December 31, 2006, which we derived from our consolidated financial statements. The data set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K.

(In thousands, except per share and other operating data)	Years ended December 31,
	2006	2005	2004	2003	2002
Statement of Operations Data:
Revenue:
Service	$385,220	$387,848	$377,219	$355,038	$319,933
Roaming	153,867	122,774	105,504	131,896	122,703
Equipment	25,373	34,313	22,094	20,455	20,442
Total revenue	564,460	544,935	504,817	507,389	463,078
Operating expenses:
Network costs, excluding depreciation	138,047	120,322	104,071	96,069	97,200
Cost of equipment sales	56,587	58,266	40,372	37,636	29,184
Selling, general and administrative	147,271	152,918	135,170	131,761	119,185
Depreciation and amortization	128,415	100,463	76,355	76,429	82,497
Impairment of assets	23,800	7,020	47,136	42,244	-
Total operating expenses	494,120	438,989	403,104	384,139	328,066
Operating income	70,340	105,946	101,713	123,250	135,012
Other income (expense):
Interest expense	(194,997)	(171,831)	(163,977)	(136,262)	(114,478)
Interest and dividend income	7,866	2,221	1,727	916	562
Other	369	(876)	(76)	891	66
Other expense, net	(186,762)	(170,486)	(162,326)	(134,455)	(113,850)
Income (loss) before income taxes and cumulative change in accounting principle	(116,422)	(64,540)	(60,613)	(11,205)	21,162
Income tax benefit	(381)	(418)	(1,672)	-	-
Income (loss) before cumulative change in accounting principle	(116,041)	(64,122)	(58,941)	(11,205)	21,162
Cumulative change in accounting principle	-	-	-	-	(417,064)
Net loss	(116,041)	(64,122)	(58,941)	(11,205)	(395,902)
Preferred stock dividend	(14,677)	(7,174)	(12,915)	(38,877)	(60,556)
Net loss applicable to common shares	$(130,718)	$(71,296)	$(71,856)	$(50,082)	$(456,458)
Weighted average common shares outstanding	14,125	12,695	12,239	12,060	11,920

Net loss applicable to common shares before cumulative change in accounting principle	$(9.25)	$(5.62)	$(5.87)	$(4.15)	$(3.30)
Cumulative change in accounting principle	-	-	-	-	(34.99)
Net loss per basic and diluted share	$(9.25)	$(5.62)	$(5.87)	$(4.15)	$(38.29)

	As of December 31,
(In thousands, except other operating data)	2006	2005	2004	2003	2002
Balance Sheet Data:
Working capital (deficit)	$160,207	$129,922	$45,308	$86,135	$(55,496)
Net property and equipment	211,978	277,408	276,133	226,202	240,536
Total assets	1,384,648	1,480,682	1,417,450	1,521,058	1,462,978
Total long-term liabilities	1,862,919	1,847,994	1,733,079	1,764,867	1,211,026
Redeemable preferred stock	185,658	170,976	166,296	153,381	569,500
Total shareholders’ deficit	$(765,156)	$(651,982)	$(596,338)	$(526,830)	$(483,115)
Other Operating Data:
Customers (not including long distance and paging):
Postpaid	586,092	597,769	628,614	656,110	639,221
Prepaid	9,433	11,663	20,391	22,302	27,452
Wholesale	110,133	96,170	80,806	67,104	55,700
Total customers	705,658	705,602	729,811	745,516	722,373

Marketed POPs (1)	6,604,000	6,505,000	6,279,000	5,962,000	5,893,000

Penetration (2)	9.0%	9.5%	10.3%	11.4%	11.3%

Retention (3)	97.5%	97.3%	97.9%	98.1%	98.2%

Local monthly service revenue per customer (4)	$52	$50	$46	$43	$41

Average monthly revenue per customer (5)	$74	$67	$60	$59	$57

Acquisition cost per customer (6)	$534	$497	$444	$422	$377

Cell sites / Base stations:	1,158	1,061	857	754	732

1)	Updated to reflect 2000 U.S. Census Bureau Official Statistics.
2)	Represents the ratio of wireless voice customers, excluding wholesale customers, at the end of the period to population served.
3)
Determined for each period by dividing total postpaid wireless voice customers discontinuing service during such period by the average postpaid wireless voice customers for such period (customers at the beginning of the period plus customers at the end of the period, divided by two), dividing that result by the number of months in the period, and subtracting such result from one.

4)	Determined for each period by dividing service revenue (not including pass-through regulatory fees) by the monthly average postpaid customers for such period.
5)	Determined for each period by dividing the sum of service revenue (not including pass-through regulatory fees) and roaming revenue by the monthly average postpaid customers for such period.
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

	Years Ended December 31,
	2006	2005	2004	2003	2002
Retention
Postpaid wireless voice customers discontinuing service (1)	175,081	197,471	161,222	150,745	136,237
Weighted average 12 month aggregate postpaid wireless voice customers (2)	6,987,192	7,362,780	7,667,797	7,780,921	7,409,873
Churn (1) ÷ (2)	2.5%	2.7%	2.1%	1.9%	1.8%
Retention (1 minus churn)	97.5%	97.3%	97.9%	98.1%	98.2%
Acquisition Cost Per Customer
(in thousands, except customer gross additions and acquisition cost per customer )
Selling and marketing expense	$57,795	$59,201	$54,077	$52,150	$50,563
Net cost of equipment	31,214	23,953	18,278	17,181	8,742
Adjustments to cost of equipment	2,519	3,990	2,399	8,549	15,647
Total costs used in the calculation of Acquisition cost per customer (3)	$91,528	$87,144	$74,754	$77,880	$74,952
Customer gross additions (4) (postpaid and prepaid)	171,354	175,324	168,330	184,522	198,923
Acquisition cost per customer (3) ÷ (4)	$534	$497	$444	$422	$377

Local Service Revenue Per Customer (“LSR”)
(in thousands, except weighted average 12 month aggregate postpaid wireless voice customers and LSR)
Revenues (as reported on Consolidated Statements of Operations)
Service revenues	$385,220	$387,848	$377,219	$355,038	$319,933
Non postpaid revenue adjustments	(21,181)	(20,253)	(20,743)	(24,016)	(18,395)
Service revenues for LSR (5)	$364,039	$367,595	$356,476	$331,022	$301,538
Weighted average 12 month aggregate postpaid wireless voice customers (6)	6,987,192	7,362,780	7,667,797	7,780,921	7,409,873
LSR (5) ÷ (6)	$52	$50	$46	$43	$41
Average Revenue Per Postpaid Customer (“ARPU”)
(in thousands, except weighted average 12 month aggregate postpaid wireless voice customers and ARPU)
Revenues (as reported on Consolidated Statements of Operations)
Service revenues	$385,220	$387,848	$377,219	$355,038	$319,933
Roaming revenues	153,867	122,774	105,504	131,896	122,703
Total	539,087	510,622	482,723	486,934	442,636
Non postpaid revenue adjustments:	(21,181)	(20,253)	(20,743)	(24,016)	(18,395)
Service revenues for ARPU (7)	$517,906	$490,369	$461,980	$462,918	$424,241
Weighted average 12 month aggregate postpaid wireless voice customers (8)	6,987,192	7,362,780	7,667,797	7,780,921	7,409,873
ARPU (7) ÷ (8)	$74	$67	$60	$59	$57

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We are a wireless communications service provider focusing primarily on rural markets in the United States. Our principal operating objective is to increase revenue and achieve profitability through expansion of services to our customer base and increased penetration in our wireless markets.

Our operating territories include portions of five states in the Northeast, three states in the Northwest, four states in the Midwest, two states in the South and the western half of Kansas (Central territory). Within each of our five territories, we have a strong local sales and customer service presence in the communities we serve.

Our marketed networks covered a total population of approximately 6.6 million POPs and served approximately 706,000 voice customers as of December 31, 2006. We have national roaming agreements in our markets with Cingular (effective through December 2009) and Verizon (effective through December 2009). Under these agreements, we are able to attain preferred roaming status by overlaying our existing TDMA networks in our Central, South, Northeast and Northwest networks with GSM/GPRS/EDGE technology and our Midwest network with CDMA technology. We also have various agreements with T-Mobile, which are effective through December 2007.

Operating Revenue

Our revenue primarily consists of service, roaming, and equipment revenue, each of which is described below:

Service revenue includes monthly access charges, charges for airtime used in excess of the time included in the service package purchased and data related services.

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

Operating Expenses

Our operating expenses include network costs, cost of equipment sales, selling, general and administrative expenses, and depreciation and amortization, each of which is described below:

Network costs include switching and transport expenses and expenses associated with the maintenance and operation of our wireless network facilities, including salaries for employees involved in network operations, site costs, charges from other service providers for resold minutes, and the service and expense associated with incollect revenue and data.

Cost of equipment sales includes costs associated with wireless devices and accessories sold to customers. We and other wireless providers use discounts on phone equipment to attract customers. As a result, we have incurred, and expect to continue to incur, losses on equipment sales per gross additional and migrated customer. We expect to continue these discounts and promotions because we believe they will increase the number of our wireless customers and, consequently, increase service revenue.

Selling, general and administrative (“SG&A”) expenses include salaries, benefits, and operating expenses such as marketing, commissions, customer support, accounting, administration, and billing. We also include in SG&A contributions payable to the USF and stock based compensation.

Depreciation and amortization represents the costs associated with the depreciation of fixed assets and the amortization of customer lists.

Other Expenses

In addition to the operating expenses discussed above, RCC also incurs other expenses, primarily interest on debt and dividends on preferred stock.

Interest expense primarily results from the issuance of notes and exchangeable preferred stock, the proceeds of which were used to finance acquisitions, repay other borrowings, and further develop our wireless network.

Interest expense includes the following:

o	Interest expense on our credit facility , senior secured notes, senior notes, and senior subordinated notes,
o	Amortization of debt issuance costs,
o	Early extinguishment of debt issuance costs,
o	Dividends on senior and junior exchangeable preferred stock,
o	Amortization of preferred stock issuance costs,
o	Gain (loss) on derivative instruments, and
o	Gain (loss) on repurchase and exchange of preferred stock.

Preferred stock dividends are accrued on our outstanding Class M convertible preferred stock. and had been accrued on our Class T convertible preferred stock, which was converted to common stock in October 2005.

Critical Accounting Policies and Estimates

The following discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of revenue, expenses, assets, and liabilities during the periods reported. Estimates are used when accounting for certain items such as unbilled revenue, allowance for doubtful accounts, depreciation and amortization periods, income taxes, valuation of intangible assets, litigation contingencies and share-based compensation. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Under SFAS No. 142, we performed annual impairment tests in 2006, 2005, and 2004 for our indefinite lived assets. Based on these tests, we recorded a noncash impairment charge included in operating expenses of $23.8 million and $47.1 million in the fourth quarters of 2006 and 2004, respectively. The impairment charge in 2006 primarily resulted from a decline in license valuation in our South territory. The impairment charge in 2004 primarily resulted from license and goodwill impairment in our South territory and license impairment in our Northwest territory. There was no impairment charge in 2005 related to our annual assessment under SFAS No. 142.

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

Depreciation of Property and Equipment

We depreciate our wireless communications equipment using the straight-line method over estimated useful lives. We periodically review changes in our technology and industry conditions, asset retirement activity, and salvage to determine adjustments to estimated remaining useful lives and depreciation rates. Total depreciation expense for the years ended December 31, 2006, 2005, and 2004, was $109.5 million, $81.5 million, and $57.4 million, respectively.

During the fourth quarter of 2005, we reviewed the lives of our TDMA cell site assets and reduced the remaining useful life of this equipment from approximately 21 months to 15 months. Accordingly, TDMA cell site equipment was fully depreciated by December 31, 2006. The deprecation expense on these TDMA assets for the year ended December 31, 2006 and 2005 was $47.8 million and $39.9 million, respectively.

During the fourth quarter of 2006, RCC reviewed the lives of certain CDMA assets and reduced the remaining useful life of this equipment from approximately 40 months to 9 months. As a result, these CDMA assets will be fully depreciated by June 30, 2007. Reflecting the shortened useful lives of this CDMA equipment, we recorded an additional $2.0 million in depreciation expense in the fourth quarter of 2006.

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

In June 2005, our customer relationship management and billing managed services agreement with Amdocs was mutually terminated. As a result of the termination of the agreement, we recorded a charge to operations during the quarter ended June 30, 2005 of $7.0 million, reflecting the write-down of certain development costs previously capitalized. There was no impairment charge in 2006 or 2004 related to our assessment under SFAS No. 144.

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. As of December 31, 2006, our valuation allowance was $183.0 million due to uncertainties related to our ability to utilize the deferred tax assets. The deferred tax assets consist principally of certain net operating losses (“NOLs”) being carried forward, as well as impairment write-downs of intangible assets not currently deductible for tax purposes. The valuation allowance is based on our historical operations projected forward and our estimate of future taxable income and the period over which deferred tax assets will be recoverable. It is possible that we could be profitable in the future at levels that cause us to conclude that it is more likely than not that we will realize a portion or all of the NOL carryforward. Upon reaching such a conclusion, we would immediately record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates, which would be approximately 38% under current tax law. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the provision for income taxes to vary significantly from period to period, although our cash tax payments would likely remain unaffected until the benefit of the NOLs is utilized or the NOLs expire unused.

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

Accounting for Share-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment (Revised 2004), which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors, including stock options and employee stock purchases under a stock purchase plan, based on estimated fair values, using the modified prospective transition method. SFAS No. 123(R) supersedes the accounting prescribed under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) for periods beginning in fiscal year 2006. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”) relating to application of SFAS No. 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS No. 123(R).

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

We accounted for stock options granted prior to December 31, 2005 in accordance with APB 25, under which no compensation expense was recognized as the grant date fair value was equal to the exercise price. In accordance with the modified prospective transition method pursuant to SFAS No. 123(R), our condensed consolidated financial statements for periods prior to the first quarter of fiscal 2006 have not been restated to reflect this change. Stock-based compensation recognized during each period is based on the value of the portion of the stock-based awards that will vest during that period, adjusted for expected forfeitures. Stock-based compensation recognized in our consolidated financial statements for the year ended December 31, 2006 included compensation costs for stock-based awards granted prior to, but not fully vested as of, December 31, 2005 and stock-based awards granted subsequent to December 31, 2005. We additionally reclassified unearned compensation on non-vested stock awards of $1.8 million to additional paid-in capital. The cumulative effect adjustment for forfeitures related to stock-based awards was immaterial.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The expected term (estimated period of time outstanding) of options granted prior to January 1, 2006 is the contractual term of the option.

Because we consider our options to be “plain vanilla,” we estimated the expected term using the simplified method, as prescribed by SAB No. 107, for options granted in 2006. Under SAB No. 107, options are considered to be “plain vanilla” if they have the following basic characteristics: granted “at-the-money”; exercisability is conditioned upon service through the vesting date; termination of service prior to vesting results in forfeiture; limited exercise period following termination of service; and options are non-hedgeable.

The expected volatility is based on historical volatility for a period equal to the stock option’s expected life. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

Recently Issued Accounting Pronouncements

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. In September 2006, the Securities and Exchange Commission published Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). The interpretations in SAB 108 are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice to build up improper amounts on the balance sheet. This guidance is effective for fiscal years ending after November 15, 2006. We adopted this SAB effective January 1, 2006 and the adoption had no impact on our financial position, results of operations, or cash flows.

Uncertainty in Income Taxes. In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes -an interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for us on January 1, 2007.  FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  We are currently assessing the impact of adopting FIN 48 on our consolidated results of operations.

Measuring Fair Value. In September 2006, the FASB issued SFAS No. 157 (“SFAS No. 157”), Fair Value Measurements. This statement establishes a consistent framework for measuring fair value and expands disclosures on fair value measurements. SFAS No. 157 is effective for RCC starting in fiscal 2008. We have not determined the impact, if any, the adoption of this statement will have on our consolidated financial statements.

The Fair Value Option for Financial Assets and Financial Liabilities. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 159 on our consolidated financial position and results of operations.

Results of Operations

Years ended December 31, 2006 and 2005

Revenue.

	Years ended December 31,
(In thousands)	2006	2005	$	Increase (Decrease)	% Increase (Decrease)
Service	$385,220	$387,848		$(2,628)	(0.7)%
Roaming	153,867	122,774		31,093	25.3%
Equipment	25,373	34,313		(8,940)	(26.1)%
Total operating revenue	$564,460	$544,935		$19,525	3.6%

Service Revenue.

Service Revenue	Years ended December 31,
(In thousands)	2006	2005	$ Increase (Decrease)	% Increase (Decrease)
Local service	$327,512	$332,310	$(4,798)	(1.4)%
USF support	43,775	40,792	2,983	7.3%
Regulatory pass-through	13,211	13,891	(680)	(4.9)%
Other	722	855	(133)	(15.6)%
Total service revenue	$385,220	$387,848	$(2,628)	(0.7)%

The decrease in service revenue for the year ended December 31, 2006 primarily reflects a 2.0% decline in postpaid customers as compared to December 31, 2005. The decrease in postpaid customers was partially offset by an increase in LSR to $52 per month during the year ended December 31, 2006 compared to $50 per month for the year ended December 31, 2005. The 2006 increase in LSR was primarily due to an increase in monthly data revenue per customer which increased to approximately $2 as compared to approximately $1 in 2005.

We are currently receiving USF support in the states of Alabama, Kansas, Maine, Minnesota, Mississippi, New Hampshire, Oregon, South Dakota, Vermont, and Washington. USF support payments were $43.8 million and $40.8 million for the years ended December 31, 2006 and 2005, respectively. We expect the amount of USF support to be in the $40-$45 million range in 2007.

The decrease in regulatory pass-through fees reflects a decline in overall customers and a change in rates.

Customers. Total customers increased to 705,658 at December 31, 2006 as compared to 705,602 at December 31, 2005 primarily reflecting our wholesale customer group increasing 14.5% to 110,133. Partially offsetting the increase in wholesale customers was a 2.0% decline in postpaid customers, which totaled 586,092 at December 31, 2006 as compared to 597,709 at December 31, 2005.

Reflecting improvement in postpaid customer retention together with customer gross adds for 2006 of 163,404 as compared to 166,626 for 2005, postpaid customers for 2006 declined by 11,677 as compared to a decline of 30,845 in 2005. Postpaid customer retention was 97.5% for the year ended December 31, 2006 as compared to 97.3% for the year ended December 31, 2005. Our improvement in postpaid customer retention reflects progress made on the different aspects of our customer transition to 2.5G technology, including improvement in customer service, GSM billing systems, and the functionality of our networks.

As of December 31, 2006, approximately 82% of our postpaid customers were using new technology devices as compared to 47% at December 31, 2005. Our new technology customers provide higher retention rates and LSR and we plan to substantially complete the migration of the legacy customer base to new technology products throughout 2007. We anticipate positive net postpaid customer growth in 2007.

Roaming Revenue. The 25.3% increase in roaming revenue during the year ended December 31, 2006 primarily reflects a 44% increase in outcollect minutes and a significant increase in data revenue, which together were partially offset by a decline in our roaming yield. Our outcollect yield for the year ended December 31, 2006 was $0.11 per minute as compared to $0.13 per minute in the year ended December 31, 2005. Declines in TDMA outcollect minutes were offset by increases in new technology GSM and CDMA outcollect minutes. Data roaming for the year ended December 31, 2006 was $9.2 million as compared to $1.9 million in the comparable period of the prior year.

For the years ended December 31, 2006, and 2005, Cingular, Verizon Wireless, and T−Mobile together accounted for approximately 93%, and 92%, respectively, of our total outcollect roaming minutes. For the years ended December 31, 2006 and 2005, Cingular accounted for approximately 14.4% and 11.9%, respectively, of our total revenue.

Because our national roaming partners converted their customer base to 2.5G technology before we had fully operational 2.5G networks, we were not able to capture a portion of available roaming revenue in the first half of 2005. Having substantially completed our conversion during the second half of 2005, we have been able to capture additional roaming revenue (voice minutes and data) from these customers. At December 31, 2006, all of our 1,158 cell sites were equipped with 2.5G technology. For the years ended December 31, 2006 and 2005, 2.5G outcollect minutes accounted for 95% and 80%, respectively, of our total outcollect minutes.

We expect 2007 roaming revenue to be comparable to 2006 levels.

Equipment Revenue. Equipment revenue decreased 26.1% to $25.4 million for the year ended December 31, 2006 as compared to $34.3 million for the year ended December 31, 2005, reflecting lower handset pricing for both new customers and migrating customers. Gross postpaid additions were 163,404 during the year ended December 31, 2006 as compared to 166,626 for the year ended December 31, 2005. Customer handset migrations for the year ended December 31, 2006 increased slightly to 201,776 as compared to 199,248 in the prior year.

Operating Expense.
	Years ended December 31,
(In thousands)	2006	2005	$	Increase (decrease)	% Increase (decrease)
Network cost
Incollect cost	$46,134	$46,880		$(746)	(1.6)%
Other network cost	91,913	73,442		18,471	25.2%
	138,047	120,322		17,725	14.7%
Cost of equipment sales	56,587	58,266		(1,679)	(2.9)%
Selling, general and administrative	147,271	152,918		(5,647)	(3.7)%
Depreciation and amortization	128,415	100,463		27,952	27.8%
Impairment of assets	23,800	7,020		16,780	239.0%
Total operating expenses	$494,120	$438,989		$55,131	12.6%

Network Cost. Network cost, as a percentage of total revenues, increased to 24.5% for the year ended December 31, 2006 as compared to 22.1% for the year ended December 31, 2005. This change reflects an increased number of cell sites, higher variable costs due to an increase in outcollect roaming minutes of use and higher outsourced data service costs. Cell sites increased to 1,158 at December 31, 2006 as compared to 1,061 at December 31, 2005.

Partially offsetting the overall increase in network cost was a 1.6% decrease in incollect cost for the year ended December 31, 2006 to approximately $0.09 per minute as compared to $0.11 for the year ended December 31, 2005. Partially offsetting the impact from the decline in per minute cost was a 14.0% increase in incollect minutes.

We anticipate network costs to be higher in 2007, reflecting an increased number of cell sites, increased network traffic, and higher outsourced data service costs.

Cost of Equipment Sales. As a percentage of revenue, cost of equipment sales for the year ended December 31, 2006 decreased to 10.0% as compared to 10.7% for the year ended December 31, 2005. Cost of equipment sales decreased 2.9% to $56.6 million for the year ended December 31, 2006, primarily reflecting a decline in gross customer additions partially offset by an increase in the average cost of a handset to $140.16 for the year ended December 31, 2006 as compared to $138.74 for the year ended December 31, 2005. Gross postpaid additions were 163,404 during the year ended December 31, 2006 as compared to 166,626 for the year ended December 31, 2005. Customer handset migrations for the year ended December 31, 2006 increased slightly to 201,776 as compared to 199,248 in the prior year.

As of December 31, 2006, approximately 82% of our postpaid customers were using new technology devices as compared to 47% at December 31, 2005.

Our new technology customers provide higher retention rates and LSR; therefore, we plan to substantially complete the migration of the legacy customer base to new technology products throughout 2007

Selling, General and Administrative.

Components of SG&A are as follows:
(in thousands)	Years ended December 31,
	2006	2005	$	(Decrease) Increase	% (Decrease) Increase
General and administrative	$59,939	$64,887		$(4,948)	(7.6)%
Sales and marketing	57,795	59,376		(1,581)	(2.7)%
Bad debt, net of recoveries	13,857	13,769		88	0.6%
Stock-based compensation	1,490	680		810	119.1%
Regulatory pass-through fees	14,190	14,206		(16)	(0.1)%
	$147,271	$152,918		$(5,647)	(3.7)%

As a percentage of revenue, SG&A decreased to 26.1% for the year ended December 31, 2006 as compared to 28.1% for the year ended December 31, 2005. Contributing to the decrease in G&A were efficiencies from organizational changes made in the second half of 2005, a decline in contract labor associated with system conversions, and other associated one-time items in 2005. Sales and marketing costs decreased, reflecting efficiencies from the organizational changes we made in the second half of 2005 and a decline in commissions resulting from the reduced number of new postpaid customers. Gross postpaid additions were 163,404 during the year ended December 31, 2006 as compared to 166,626 for the year ended December 31, 2005.

Regulatory pass-through fees were virtually the same in 2006 as compared to 2005 at approximately $14.2 million. Bad debt expense for all of 2006 was relatively unchanged compared to 2005. We believe that bad debt expense will improve in 2007 as a result of higher credit quality customers and improved collection processes.

Stock-based compensation - SG&A. In accordance with our adoption of SFAS No. 123(R), stock-based compensation in our financial statements was recognized for all stock-based compensation expense arrangements, including employee and non-employee stock options granted after January 1, 2006 and all remaining unvested stock-based compensation arrangements granted prior to January 1, 2006, commencing with the quarter ended March 31, 2006. Accordingly, for the year ended December 31, 2006, stock-based compensation increased 119.0% to $1.5 million, primarily reflecting the 2006 implementation of SFAS No. 123(R). For the year ended December 31, 2005, we recorded approximately $680,000 of non-cash stock compensation expense related to non-vested shares awarded to employees. We expect SG&A in 2007 will be comparable to 2006.

Depreciation and Amortization. Depreciation and amortization expense increased 27.8% for the year ended December 31, 2006 to $128.4 million as compared to $100.5 million for the year ended December 31, 2005. This increase primarily reflects the accelerated depreciation of our TDMA networks and depreciation on our recently activated 2.5G networks. We are operating both TDMA and 2.5G networks in all five of our territories. Our 2.5G networks will eventually replace TDMA networks. Accordingly, our TDMA cell site equipment is fully depreciated, as of December 31, 2006. TDMA network depreciation expense for years ended December 31, 2006 and 2005 was $47.8 million and $39.9 million, respectively. Reflecting the fully depreciated status of these TDMA assets, we expect depreciation for 2007 to be less than in 2006.

Impairment of Assets. Under SFAS No. 142, we performed annual impairment tests in 2006 and 2005 for our indefinite lived assets. Based on these tests, we recorded a noncash impairment charge included in operating expenses of $23.8 million in the fourth quarters of 2006. The impairment charge in 2006 primarily resulted from a decline in license valuation in our South territory. There was no impairment charge in 2005 related to our annual assessment under SFAS No. 142.

In June 2005, our customer relationship management and billing managed services agreement with Amdocs was mutually terminated. As a result of the termination of the agreement, we recorded a charge to operations during the quarter ended June 30, 2005 of $7.0 million in accordance with SFAS No. 144, reflecting the write-down of certain development costs previously capitalized.

Other Income (Expense).
Interest Expense.
Components of Interest Expense	Years ended December 31,
(in thousands)	2006	2005	$	Increase (Decrease)	% Increase (Decrease)

Interest expense on credit facility	$4,454	$691		$3,763	544.6%
Interest expense on senior secured notes	42,847	41,517		1,330	3.2%
Interest expense on senior notes	32,094	32,095		(1)	0.0%
Interest expense on senior subordinated notes	48,688	45,252		3,436	7.6%
Amortization of debt issuance costs	4,629	4,692		(63)	(1.3)%
Senior and junior preferred stock dividends	55,834	54,778		1,056	1.9%
Derivative instrument market value change	(197)	(1,997)		1,800	90.1%
Net gain on repurchase and exchange of senior exchangeable preferred stock	(413)	(5,722)		5,309	(92.8)%
Write-off of debt issuance costs	3,022	1,533		1,489	97.1%
Call premium on senior secured floating rate notes	3,200	-		3,200	-
Other	839	(1,008)		1,847	(183.2)%
	$194,997	$171,831		$23,166	13.5%

Increased interest expense for the year ended December 31, 2006 reflects our higher debt levels resulting from the November 2005 issuance of $175 million senior subordinated floating rate notes and the borrowing of $58 million under the revolving credit facility. Included in interest expense for the year ended December 31, 2006 was $3.2 million in call premiums relating to the repayment of $160.0 million aggregate principal under our senior secured floating rate notes and a $3.0 million write-off of debt issuance costs.

Cash interest expense for all of 2006 was $133.5 million which included $8.3 million in senior exchangeable preferred stock dividends paid as compared to $133.0 million in 2005, which included $17.8 million in senior exchangeable preferred stock dividends paid in October 2005.

The gain resulting from repurchases of senior exchangeable preferred stock and losses from exchanges of senior exchangeable preferred stock for common stock also declined to $413,000 for the year ended December 31, 2006 as compared to $5.7 million for the year ended December 31, 2005.

In addition, the write-off of debt issuance costs was higher in 2006 than in 2005.

Redemption of Senior Exchangeable Preferred Stock for Cash. During the years ended December 31, 2006 and December 31, 2005, we redeemed 22,721 and 14,932 shares of senior exchangeable preferred stock for $27.7 million and $13.4 million, respectively. The corresponding $931,543 and $5.5 million gains, not including transaction commissions and other related fees, were recorded as a reduction of interest expense.

Redemption of Senior Exchangeable Preferred Stock for Class A Common Stock. During the years ended December 31, 2006 and 2005, we redeemed an aggregate of 10,500 and 10,535 shares of our senior exchangeable preferred stock in exchange for an aggregate of 1,166,500 and 1,152,745 shares of our Class A common stock in negotiated transactions, resulting in a loss of $518,688 and a gain of $168,241, respectively. The shares of common stock were issued in reliance upon the exemption from registration provided in Section 3(a)(9) of the Securities Act of 1933, as amended.

Preferred Stock Dividends

Preferred stock dividends for the year ended December 31, 2006 increased by 104.6% to $14.7 million as compared to $7.2 million for the year ended December 31, 2005. The increase in preferred stock dividends primarily reflects a $6.7 million gain recognized in 2005 in connection with the conversion of our outstanding shares of Class T convertible preferred stock into the 43,000 shares of Class A and 105,940 shares of Class B common stock.

Years ended December 31, 2005 and 2004

Revenue

Operating Revenue:
	Years ended December 31,
(In thousands)	2005	2004	$	Increase	% Increase
Service	$387,848	$377,219		$10,629	2.8%
Roaming	122,774	105,504		17,270	16.4%
Equipment	34,313	22,094		12,219	55.3%
Total operating revenue	$544,935	$504,817		$40,118	7.9%

Service Revenue	Years ended December 31,
(In thousands)	2005	2004	$	Increase (Decrease)	% Increase (Decrease)
Local service	$332,310	$337,361		$(5,051)	(1.5)%
USF support	40,792	28,154		12,638	44.9%
Regulatory pass-through	13,891	11,204		2,687	24.0%
Other	855	500		355	71.0%
Total service revenue	$387,848	$377,219		$10,629	2.8%
Service Revenue. Service revenue growth for the year ended December 31, 2005 primarily reflects LSR increasing to $50 per month compared to $46 per month for the year ended December 31, 2004, partially offset by declining customers. The LSR increase in 2005 was due to an increase of $2 in USF payments and $2 in access, data and features. LSR includes USF support of $6 for the year ended December 31, 2005 and $4 for the year ended December 31, 2004.

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

The decline in LSR for the year ended December 31, 2005 reflects the decrease in customers as we have transitioned our TDMA networks to 2.5G technology.

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

As of December 31, 2005, approximately 47% of our postpaid customers were using new technology devices as compared to 6% at December 31, 2004. We believe our new technology customers provide higher retention rates and LSR and plan to aggressively migrate our legacy customer base to new technology products throughout 2006.

Roaming Revenue. The 16% increase in roaming revenue during the year ended December 31, 2005 primarily reflects a 40% increase in outcollect minutes partially offset by a decline in roaming yield. Our outcollect yield for the year ended December 31, 2005 was $0.13 per minute as compared to $0.16 per minute in the year ended December 31, 2004. Declines in TDMA outcollect minutes were offset by increases in new technology GSM and CDMA outcollect minutes.

Negatively impacting roaming revenue during 2004 and the first two quarters of 2005 was the transition by our national roaming partners to 2.5G technology devices. Because these partners converted their customer base to this new technology before we had fully operational 2.5G networks, we did not capture a portion of available roaming revenue. At December 31, 2005, substantially all of our 1,061 cell sites were equipped with 2.5G technology. For the years ended December 31, 2005 and 2004, 2.5G outcollect minutes accounted for 80% and 35%, respectively, of our total outcollect minutes. For the years ended December 31, 2005 and 2004, Cingular (on a pro forma basis giving effect to its 2004 merger with AT&T Wireless), Verizon Wireless, and T−Mobile together accounted for approximately 92% and 86%, respectively, of our total outcollect roaming minutes. For the years ended December 31, 2005 and 2004, Cingular (on a pro forma basis giving effect to its 2004 merger with AT&T Wireless) accounted for approximately 11.9% and 9.9% of our total revenue.

Roaming revenue was also affected by the transfer of our Oregon RSA 4 service area to AT&T Wireless on March 1, 2004.

Equipment Revenue. Equipment revenue increased 55% to $34.3 million for the year ended December 31, 2005 as compared to $22.1 million during the year ended December 31, 2004. Contributing to equipment revenue in 2005 was a 59% increase in customer migrations to 199,248 as compared to 124,925 during the year ended December 31, 2004. Also contributing to equipment revenue for the year ended December 31, 2005 was an increase in gross postpaid customers to 166,626 as compared to 151,161 in 2004.

Operating Expenses
	Years ended December 31,
(In thousands)	2005	2004	$	Increase (decrease)	% Increase (decrease)
Network cost
Incollect cost	$46,880	$45,745		$1,135	2.5%
Other network cost	73,442	58,326		15,116	25.9%
	120,322	104,071		16,251	15.6%
Cost of equipment sales	58,266	40,372		17,894	44.3%
Selling, general and administrative	152,238	135,129		17,109	12.7%
Stock-based compensation - SG&A	680	41		639	1,558.5%
Depreciation and amortization	100,463	76,355		24,108	31.6%
Impairment of assets	7,020	47,136		(40,116)	(85.1)%
Total operating expenses	$438,989	$403,104		$35,885	8.9%

Network Cost. Network cost, as a percentage of total revenues, increased to 22.1% in the year ended December 31, 2005 as compared to 20.6% in the year ended December 31, 2004. This increase reflects additional costs of operating multiple networks (analog, TDMA, and 2.5G networks), increased incollect usage by 2.5G customers, and additional cell site costs related to our network improvement and expansion. Cell sites increased to 1,061 at December 31, 2005 as compared to 857 at December 31, 2004. Per minute incollect cost for the year ended December 31, 2005 was approximately $0.11 per minute as compared to $0.13 in the year ended December 31, 2004.

Cost of Equipment Sales. Cost of equipment sales increased 44.3% to $58.3 million for the year ended December 31, 2005, reflecting the cost of increased customer migration to new technology devices together with increases in gross customer additions. As a percentage of revenue, cost of equipment sales for the year ended December 31, 2005 increased to 10.7% as compared to 8.0% in the year ended December 31, 2004. Postpaid customer gross adds for the year ended December 31, 2005 increased to 166,626 over 151,161 for the year ended December 31, 2004. As of December 31, 2005, approximately 47% of our postpaid customers were using new technology devices as compared to 6% at December 31, 2004.

Selling, General and Administrative.

Components of SG&A are as follows:
(in thousands)	Years ended December 31,
	2005	2004	$	Increase	% Increase
General and administrative	$64,887	$59,812		$5,075	8.5%
Sales and marketing	59,376	54,077		5,299	9.8%
Bad debt, net of recoveries	13,769	9,762		4,007	41.0%
Stock based compensation	680	41		639	1558.5%
Regulatory pass-through fees	14,206	11,478		2,728	23.8%
	$152,918	$135,170		$17,748	13.1%

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

Stock-based compensation - SG&A.For the year ended December 31, 2005, we recorded $680,000 of non-cash stock compensation expense related to the non-vested shares to employees compared to $41,000 for the year ended December 31, 2004.

Depreciation and Amortization. Depreciation and amortization expense increased 31.6% during the year ended December 31, 2005 to $100.5 million as compared to $76.4 million for the year ended December 31, 2004. This increase primarily reflects the accelerated depreciation of our legacy TDMA networks and depreciation on the recently activated 2.5G networks in our Central, Northeast, Northwest, and South territories. At December 31, 2005, substantially all of our 1,061 cell sites were equipped with 2.5G technology.

Impairment of Assets. In June 2005, our customer relationship management and billing managed services agreement with Amdocs was mutually terminated. As a result of the termination of the agreement, we recorded a charge to operations during the quarter ended June 30, 2005 of $7.0 million in accordance with SFAS No. 144, reflecting the write-down of certain development costs previously capitalized.

Other Income (Expense)

Interest Expense.

Components of Interest Expense	Years ended		December 31,
(in thousands)	2005	2004	$	Increase (Decrease)	% Increase (Decrease)

Interest expense on credit facility	$691	$5,135		$(4,444)	(86.5%)
Interest expense on senior secured notes	41,517	29,753		11,764	39.5%
Interest expense on senior notes	32,095	32,094		1	0.0%
Interest expense on senior subordinated notes	45,252	41,281		3,971	9.6%
Amortization of debt issuance costs	4,692	4,674		18	0.4%
Write-off of debt issuance costs	1,533	12,605		(11,072)	(87.8)%
Senior and junior preferred stock dividends	54,778	55,373		(595)	(1.1)%
Effect of derivative instruments	(1,997)	5,208		(7,205)	(138.3)%
Gain on repurchase and exchange of senior exchangeable preferred stock	(5,722)	(22,572)		16,850	(74.7)%
Other	(1,008)	426		(1,434)	(336.6)%
	$171,831	$163,977		$7,854	4.8%

Increased interest expense for the year ended December 31, 2005 reflects the Company’s higher debt level resulting from the November 2005 issuance of $175 million floating rate senior subordinated notes and the borrowing of $58 million under the revolving credit facility.

Partially offsetting the impact of increased debt were gains resulting from repurchases of senior exchangeable preferred stock and gains from exchanges of senior exchangeable preferred stock for common stock. In addition, the write-off of debt issuance costs was lower in the year ended December 31, 2005 than in the year ended December 31, 2004.

Cash interest expense, which included $17.8 million in senior exchangeable preferred stock dividends paid in October 2005, was $133.0 million for all of 2005 as compared to $101.4 million in 2004.

Redemption of Senior Exchangeable Preferred Stock for Cash. During the years ended December 31, 2005 and December 31, 2004, we redeemed 14,932 and 80,500 shares of senior exchangeable preferred stock for $13.4 million and $68.4 million, respectively. The corresponding $5.5 million and $22.6 million gains, not including transaction commissions and other related fees, were recorded as a reduction of interest expense.

Redemption of Senior Exchangeable Preferred Stock for Class A Common Stock. During the year ended December 31, 2005, we redeemed an aggregate of 10,535 shares of our senior exchangeable preferred stock in exchange for an aggregate of 1,152,745 shares of our Class A common stock in negotiated transactions, resulting in a gain of $168,241. The shares of common stock were issued in reliance upon the exemption from registration provided in Section 3(a)(9) of the Securities Act of 1933, as amended.

Preferred Stock Dividends

Preferred stock dividends for the year ended December 31, 2005 decreased by 44.5% to $7.2 million as compared to $12.9 million in the year ended December 31, 2004, primarily reflecting a $6.7 million gain from the October 2005 conversion of our outstanding shares of Class T convertible preferred stock into the 43,000 shares of Class A and 105,940 shares of Class B common stock.

Liquidity and Capital Resources

We need cash primarily for working capital, capital expenditures related to our network construction efforts, debt service, customer growth initiatives, and purchases of additional spectrum. In past years, we have met these requirements through cash flow from operations, borrowings under our credit facility, sales of common stock, and issuance of long-term debt.

Our cell site count has increased from 1,061 sites December 31, 2005 to 1,158 sites at December 31, 2006, resulting in expansion of our network capability and coverage in all of our territories. We believe our network overlay and expansion efforts will improve our ability to attract and retain customers in addition to providing customers of our roaming partners greater access to our networks. We expect to add approximately the same number of cell sites in 2007 as we did in 2006 which will add capacity within our networks, allowing them to carry increased roaming traffic and to accommodate new technology customers. We anticipate our total capital expenditures for 2007 will be in the $60-70 million range, funded primarily from cash on hand and operating cash flow. Capital expenditures for the year ended December 31, 2006 were $47.5 million compared to $95.0 million for the year ended December 31, 2005.

Senior and Junior Exchangeable Preferred Stock. Because we have failed to pay six or more quarterly dividends on our senior and junior exchangeable preferred stock, a “Voting Rights Triggering Event,” as defined in their respective Certificates of Designation, exists. Accordingly, the holders of senior and junior exchangeable preferred stock each have the right to elect two directors. While a “Voting Rights Triggering Event” exists, certain terms of our senior and junior exchangeable preferred stock, if enforceable, may prohibit incurrence of additional indebtedness, including borrowings under our revolving credit facility.

Total accrued dividends in arrears for both the junior and senior exchangeable preferred securities, through December 31, 2006, totaled approximately $99.5 million.

Credit Facility. Our credit facility is subject to various covenants, including the ratio of senior secured indebtedness to annualized operating cash flow (as defined in the credit facility), the ratio of total indebtedness to annualized operating cash flow, and the ratio of annualized operating cash flow to interest expense. We were in compliance with the credit facility covenants as of December 31, 2006.

Our borrowings under the revolving credit facility bear interest at rates based on, at our option, either (i) the one, two, three, six, or, if made available by the lender, nine or twelve month Eurodollar rate, which is determined by reference to the Adjusted LIBOR rate, or (ii) the Alternate Base Rate, which is the higher of the prime lending rate on page 5 of the Telerate Service and the Federal Funds Effective Rate plus 1/2 of 1 percent. In each case, we are required to pay an additional margin of interest above the Eurodollar rate or the Alternate Base Rate. The margin is based on the ratio of our senior secured debt to our adjusted cash flow. The margin above the Alternate Base Rate ranges from 1.00% to 1.25%. The margin above the Eurodollar rate fluctuates from 2.00% to 2.25%. At December 31, 2006, the effective interest rate was 7.61%.

Cash flows for the year ended December 31, 2006, compared with the year ended December 31, 2005

(in thousands)	2006	2005	Change
Net cash provided by operating activities	$92,867	$72,937	$19,930
Net cash used in investing activities	(84,898)	(161,585)	76,687
Net cash (used in) provided by financing activities	(22,296)	90,131	(112,427)
Net (decrease) increase in cash and cash equivalents	(14,327)	1,483	(15,810)

Cash and cash equivalents, at beginning of year	86,822	85,339	1,483
Cash and cash equivalents, at end of year	$72,495	$86,822	$(14,327)

Net cash provided by operating activities was $92.9 million for the year ended December 31, 2006. Adjustments to the $116.0 million net loss to reconcile to net cash provided by operating activities primarily include $128.4 million in depreciation and amortization, a $47.5 million increase in accrued preferred stock dividends, a $23.8 million impairment of assets and a $6.5 million decrease in accounts receivable. Partially offsetting these items were decreases of $6.9 million in accounts payable and $1.2 million in other accrued expenses and amortization of discount on investments of $2.9 million.

Net cash used in investing activities for the year ended December 31, 2006 was $84.9 million. This amount included $47.5 million for purchases of property and equipment and $188.2 million in short-term investment purchases, which were partially offset by $148.1 million in proceeds from maturities of short term investments. The majority of property and equipment purchases were related to our 2.5G network. Our 2.5G network construction commitments to our roaming partners and to equipment vendors have been substantially met.

Net cash used in financing activities for the year ended December 31, 2006 was $22.3 million, reflecting $166.6 million in proceeds from the issuance of 8 ¼% senior secured notes, mostly offset by the $160.0 million retirement of senior secured floating rate notes. Also affecting cash flows from financing activities were the $27.7 million repurchase of senior exchangeable preferred stock and $3.3 million in payments of debt issuance costs, which were partially offset by $2.1 million in proceeds from the issuance of common stock pursuant to our employee stock purchase plan and upon exercise of stock options.

Liquidity. Primarily reflecting positive cash flow from operations during the year ended December 31, 2006, RCC’s cash and cash equivalents and short-term investments increased to $183.2 million as compared to $153.6 million at December 31, 2005. Cash interest payments during the year ended December 31, 2006 were $133.5 million as compared to $133.0 million during the year ended December 31, 2005.

Under the documents governing our indebtedness, we are able to make limited restricted payments, including the repurchase of senior subordinated notes or preferred stock and the payment of dividends to holders of our equity securities. As of December 31, 2006, we were able to make approximately $47 million in restricted payments.

We believe that cash flows from operations, cash, cash equivalents, and short term investments will be sufficient to enable us to meet required cash commitments through the next twelve-month period, and we anticipate we will be in compliance with our covenants under the credit facility.

SUPPLEMENTAL DISCLOSURE OF CONDENSED CONSOLIDATED CASH FLOW INFORMATION

(in thousands)	Year Ended December 31,
	2006	2005
Cash paid for:
Interest	$133,480	$132,966

Contractual Obligations Summary

The following table summarizes our contractual commitments, including dividends, interest, and principal amounts that are payable in cash, as of December 31, 2006 through the mandatory redemption dates (in thousands) for the securities listed below.

	Operating Leases	Purchase Commitments (1)	Line of Credit (due 3/25/2010)(2)	Senior Subordinated Floating Rate Notes (due 11/1/2012) (3)	9¾% Senior Subordinated Notes (due 1/15/2010)	9⅞% Senior Notes (due 2/1/2010)	Senior Secured Notes (due 3/15/2012) (4)	Senior and Junior Exchangeable Preferred Securities (5)	Class M Preferred Securities (due 4/3/2012)(6)	Total
2007	$19,343	$8,631	$4,414	$19,460	$29,250	$32,094	$42,075	$56,332	$-	$211,599
2008	16,605	-	4,414	19,460	29,250	32,094	42,075	56,332	-	200,230
2009	13,961	-	4,414	19,460	29,250	32,094	42,075	56,332	-	197,586
2010	8,722	-	59,016	19,460	301,202	327,814	42,075	195,731	-	954,020
2011	3,780	-	-	19,460	-	-	42,075	325,315	-	390,630
Thereafter	6,098	-	-	191,261	-	-	518,530	-	284,487	1,000,376
Total	$68,509	$8,631	$72,258	$288,561	$388,952	$424,096	$728,905	$690,042	$284,487	$2,954,441

(1)
In December 2006, we entered into an $8.6 million purchase commitment with a vendor to install CDMA network equipment and, as of December 31, 2006, have not incurred purchases related to this agreement.

(2)
The Line of Credit matures March 25, 2010. The Line of Credit interest rate obligations are reflected at December 31, 2006 rate level of 7.61%. Increases or decreases in LIBOR will impact interest expense in future years.

(3)
The floating rate notes mature November 1, 2012. Floating interest rate obligations are reflected at December 31, 2006 rate level of 11.12%. Increases or decreases in LIBOR will impact interest expense in future years.

(4)	The senior secured notes consist of a fixed rate 8 ¼% note that matures March 15, 2012.
(5)
This table assumes cash dividends are paid each year. If dividends are not paid in cash, they accrue and compound until paid. If senior exchangeable preferred cash dividends are not declared and paid at any time prior to the mandatory redemption date of May 15, 2010, and the junior exchangeable preferred cash dividends are not declared and paid at any time prior to the mandatory redemption date of February 15, 2011, the total liquidation preference plus accumulated and unpaid dividends will be $740.2 million.

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

Certain quarterly results for 2006 and 2005 are set forth below (in thousands, except per share data):

	2006 Quarter Ended				2005 Quarter Ended
	Mar	Jun	Sep	Dec	Mar	Jun	Sep	Dec
Revenue:
Service	$95,970	$96,939	$95,979	$96,332	$94,695	$98,865	$98,287	$96,001
Roaming	30,806	36,660	46,952	39,449	19,622	25,112	41,785	36,255
Equipment	6,356	6,599	5,842	6,576	9,054	9,420	8,220	7,619
Total Revenue	$133,132	$140,198	$148,773	$142,357	$123,371	$133,397	$148,292	$139,875
Operating income (loss)	$24,121	$24,776	$29,707	$(8,264)	$23,814	$21,033	$35,931	$25,168
Net loss before income tax benefit	$(20,929)	$(26,183)	$(15,647)	$(53,663)	$(18,574)	$(16,269)	$(7,721)	$(21,976)
Net loss applicable to common shares	$(24,338)	$(29,701)	$(19,277)	$(57,402)	$(21,804)	$(19,597)	$(11,151)	$(18,744)
Net loss per basic and diluted share	$(1.74)	$(2.11)	$(1.37)	$(4.00)	$(1.77)	$(1.59)	$(0.89)	$(1.38)

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

Financial Instruments

We have invested in short term investment securities which have maturities of seven months or less and are comprised primarily of obligations of the U.S. Treasury, including bills, notes and bonds or obligations issued or guaranteed by agencies of the U.S. government. These securities are recorded at cost.

At December 31, 2006, the carrying value of our short-term investments of approximately $110.7 million was approximately the same as their fair market value.

At December 31, 2005, the carrying value of our short-term investments was approximately $66.8 million. Based on available market quotations, the carrying value of the short-term investments at December 31, 2005, was less than their fair value by approximately $141,000, which is comprised of gross unrecognized holding gains.

In connection with the issuance of $175 million of senior subordinated floating rate notes in November 2005, we entered into a collar to manage interest rates. This collar effectively limits interest from exceeding 5.87% and from being less than 4.25% on a $175 million notional amount, through its termination date of November 1, 2008.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements and Notes included in this report on page 69.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

RCC’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934. As of the end of the period covered by this report, RCC performed an evaluation, under the supervision and with the participation of RCC's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that our files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to RCC's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. No changes were made to RCC's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of RCC is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). RCC’s internal control system is designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

RCC’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of December 31, 2006, the company’s internal controls over financial reporting were effective.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes to Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information regarding directors of Rural Cellular is set forth in the Proxy Statement under the heading “Item No. 1 -- Election of Directors” and is incorporated herein by reference. Information regarding our executive officers is contained in Part I of this Form 10-K. Information required by Items 405 and 407 of Regulation S-K is included in the Proxy Statement under the headings “Item No. 1 - Election of Directors,” “Item No. 2 - Ratification of Appointment of Independent Auditors,” and “Executive Compensation” and is incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this item is set forth in the Proxy Statement under the heading “Executive Compensation” and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes share and exercise price information about our equity compensation plans as of December 31, 2006.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	1,653,004	$14.77	1,251,223
Equity compensation plans not approved by security holders (2)	-	-	-
TOTAL	1,653,004	$14.77	1,251,223

(1)	Includes stock subject to outstanding options and stock available for issuance under our 2006 Omnibus Incentive Plan and Employee Stock Purchase Plan.
(2)	We have not adopted any equity compensation plans that have not been approved by our shareholders.

The remaining information required by this Item 12 is set forth in the Proxy Statement under the heading “Ownership of Voting Securities” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is set forth in the Proxy Statement under the headings “Item No. 1 - Election of Directors” and “Certain Transactions” and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is set forth in the Proxy Statement under the heading “Item No. 2 - Ratification of Appointment of Independent Auditors” and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	(1) Financial Statements	Page Number In this Form 10-K

	Rural Cellular Corporation
	REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	69
	Consolidated Balance Sheets as of December 31, 2006 and 2005	71
	Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005, and 2004	73
	Consolidated Statements of Shareholders’ Deficit for the Years Ended December 31, 2006, 2005, and 2004	74
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005, and 2004	76
	Notes to Consolidated Financial Statements	77
	RCC Minnesota. Inc.
	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	112
	Balance Sheets as of December 31, 2006 and 2005	113
	Statements of Operations for the Years Ended December 31, 2006, 2005, and 2004	114
	Statements of Shareholder’s Deficit for the Years Ended December 31, 2006, 2005, and 2004	115
	Statements of Cash Flows for the Years Ended December 31, 2006, 2005, and 2004	116
	Notes to Financial Statements	117

	(2) Financial Statement Schedules

	The following financial statement schedule is filed as part of this Form 10-K:
	Schedule II - Valuation and Qualifying Accounts	110
	All schedules not included are omitted either because they are not applicable or because the information required therein is included in Notes to Consolidated Financial Statements.

	(3) Exhibits

	See Exhibit Index on page 122.

(b)	Exhibits
	See Exhibit Index.
(c)	Financial Statement Schedules
	See Item 15 (a) (2), above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rural Cellular Corporation

Dated: March 5, 2007	By: /s/ Richard P. Ekstrand
Richard P. Ekstrand
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard P. Ekstrand	President and	March 5, 2007
Richard P. Ekstrand	Chief Executive Officer (Principal Executive Officer), and Director
/s/ Wesley E. Schultz	Executive Vice President,	March 5, 2007
Wesley E. Schultz	Chief Financial Officer (Principal Financial Officer) and Director
/s/ David J. Del Zoppo	Senior Vice President, Finance and Accounting	March 5, 2007
David J. Del Zoppo	(Principal Accounting Officer)

/s/ Ann K. Newhall	Executive Vice President,	March 5, 2007
Ann K. Newhall	Chief Operating Officer, and Director
/s/ George W. Wikstrom	Director	March 5, 2007
George W. Wikstrom
/s/ Don C. Swenson	Director	March 5, 2007
Don C. Swenson
/s/ George M. Revering	Director	March 5, 2007
George M. Revering
/s/ Anthony J. Bolland	Director	March 5, 2007
Anthony J. Bolland

/s/ Paul J. Finnegan	Director	March 5, 2007
Paul J. Finnegan

/s/ Jacques Leduc	Director	March 5, 2007
Jacques Leduc

/s/ James V. Continenza	Director	March 5, 2007
James V. Continenza

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Rural Cellular Corporation and subsidiaries
Alexandria, Minnesota

We have audited the accompanying consolidated balance sheets of Rural Cellular Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ deficit and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rural Cellular Corporation and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, on January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and changed its method of accounting for share-based payments.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2007, which expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
March 5, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Rural Cellular Corporation and subsidiaries
Alexandria, Minnesota

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Rural Cellular Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 2006, of the Company and our report dated March 5, 2007, which expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 1, 2006.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
March 5, 2007

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS
	December 31,
	2006	2005

CURRENT ASSETS:
Cash and cash equivalents	$72,495	$86,822
Short-term investments	110,716	66,778
Accounts receivable, less allowance for doubtful accounts of $2,676 and $3,567	62,592	72,887
Inventories,	11,366	12,849
Other current assets	4,265	4,280
Total current assets	261,434	243,616
PROPERTY AND EQUIPMENT, net	211,978	277,408
LICENSES AND OTHER ASSETS:
Licenses, net	524,713	548,513
Goodwill, net	348,684	348,684
Customer lists, net	10,734	29,301
Deferred debt issuance costs, net	21,910	27,022
Other assets, net	5,195	6,138
Total licenses and other assets	911,236	959,658
	$1,384,648	$1,480,682

The accompanying notes are an integral part of these consolidated balance sheets.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	December 31,
	2006	2005

CURRENT LIABILITIES:
Accounts payable	$38,580	$53,492
Advance billings and customer deposits	12,031	11,885
Accrued interest	42,784	39,336
Other accrued expenses	7,832	8,981
Total current liabilities	101,227	113,694
LONG-TERM LIABILITIES	1,862,919	1,847,994
Total liabilities	1,964,146	1,961,688

COMMITMENTS AND CONTINGENCIES (Note 9)

REDEEMABLE PREFERRED STOCK	185,658	170,976

SHAREHOLDERS’ DEFICIT:
Class A common stock; $.01 par value; 200,000 shares authorized, 15,048 and 13,530 outstanding	151	135
Class B common stock; $.01 par value; 10,000 shares authorized, 398 and 427 outstanding	4	4
Additional paid-in capital	228,149	212,420
Accumulated deficit	(993,460)	(862,742)
Unearned compensation	-	(1,799)
Total shareholders’ deficit	(765,156)	(651,982)
	$1,384,648	$1,480,682

The accompanying notes are an integral part of these consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended December 31,
	2006	2005	2004
REVENUE:
Service	$385,220	$387,848	$377,219
Roaming	153,867	122,774	105,504
Equipment	25,373	34,313	22,094
Total revenue	564,460	544,935	504,817
OPERATING EXPENSES:
Network costs, excluding depreciation	138,047	120,322	104,071
Cost of equipment sales	56,587	58,266	40,372
Selling, general and administrative	147,271	152,918	135,170
Depreciation and amortization	128,415	100,463	76,355
Impairment of assets	23,800	7,020	47,136
Total operating expenses	494,120	438,989	403,104
OPERATING INCOME	70,340	105,946	101,713
OTHER INCOME (EXPENSE):
Interest expense	(194,997)	(171,831)	(163,977)
Interest and dividend income	7,866	2,221	1,727
Other	369	(876)	(76)
Other expense, net	(186,762)	(170,486)	(162,326)
LOSS BEFORE INCOME TAX BENEFIT	(116,422)	(64,540)	(60,613)
INCOME TAX BENEFIT	(381)	(418)	(1,672)
NET LOSS	(116,041)	(64,122)	(58,941)
PREFERRED STOCK DIVIDEND	(14,677)	(7,174)	(12,915)
LOSS APPLICABLE TO COMMON SHARES	$(130,718)	$(71,296)	$(71,856)
BASIC AND DILUTED WEIGHTED AVERAGE SHARES USED TO COMPUTE LOSS PER SHARE:	14,125	12,695	12,239

NET LOSS PER BASIC AND DILUTED SHARE	$(9.25)	$(5.62)	$(5.87)

The accompanying notes are an integral part of these consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
AND COMPREHENSIVE LOSS
                    FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
(In thousands)

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Deficit	Comprehensive Loss
BALANCE, December 31, 2003	11,522	$115	552	6	$192,423	$(719,590)	$-	$216	$(526,830)
Conversion of Class B common stock to Class A common stock	12	1	(12)	(1)	-	-	-	-	-	-
Stock issued through employee stock purchase plan	166	1	-	-	145	-	-	-	146	-
Stock options exercised	15	0	-	-	41	-	-	-	41	-
Issuance of non-vested shares	121	1	-	-	738	-	(739)	-	-	-
Amortization of unearned compensation	-	-	-	-	-	-	41	-	41	-
COMPONENTS OF COMPREHENSIVE LOSS
Net loss applicable to common shares	-	-	-	-	-	(71,856)	-	-	(71,856)	$(71,856)
Current year effect of derivative financial instruments	-	-	-	-	-	-	-	2,120	2,120	2,120
Total comprehensive loss										$(69,736)
BALANCE, December 31, 2004	11,836	118	540	5	193,347	(791,446)	(698)	2,336	(596,338)
Stock issued through employee stock purchase plan	71	1	-	-	378	-	-	-	$379	-
Stock options exercised	169	2	-	-	1,189	-	-	-	1,191	-
Class A common issued in exchange for senior exchangeable preferred stock	1,153	12	-	-	13,423	-	-	-	13,435	-
Conversion of Class B common stock to Class A common stock	218	2	(218)	(2)	-	-	-	-	-	-
Conversion of Class T preferred Stock to Class A and Class B common stock	43	-	105	1	2,476	-	-	-	2,477	-
Issuance of non-vested shares	40	-	-	-	1,607	-	(1,599)	-	8	-
Amortization of unearned compensation	-	-	-	-	-	-	498	-	498	-
COMPONENTS OF COMPREHENSIVE LOSS
Net loss applicable to common shares	-	-	-	-	-	(71,296)	-	-	(71,296)	$(71,296)
Current year effect of derivative financial instruments	-	-	-	-	-	-	-	(2,336)	(2,336)	(2,336)
Total comprehensive loss										$(73,632)
BALANCE, December 31, 2005	13,530	$135	427	$4	$212,420	$(862,742)	$(1,799)	$-	$(651,982)

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
AND COMPREHENSIVE LOSS
                    FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
(In thousands)

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Unearned Compensation	Total Shareholders’ Deficit	Comprehensive Loss
BALANCE, December 31, 2005	13,530	$135	427	$4	$212,420	$(862,742)	$(1,799)	$(651,982)
Stock issued through employee stock purchase plan	88	1	-	-	468	-	-	469	-
Stock options exercised	215	3	-	-	1,614	-	-	1,617	-
Class A common issued in exchange for senior exchangeable preferred stock	1,167	12	-	-	14,077	-	-	14,089	-
Conversion of Class B common stock to Class A common stock	29	-	(29)	-	-	-	-	-	-
Share based compensation	-	-	-	-	908	-	-	908
Issuance of non-vested shares	19	-	-	-	461	-	-	461	-
Effect of accounting change (SFAS 123R)	-	-	-	-	(1,799)	-	1,799	-	-
COMPONENTS OF COMPREHENSIVE LOSS
Net loss applicable to common shares	-	-	-	-	-	(130,718)	-	(130,718)	(130,718)
Total comprehensive loss									$(130,718)
BALANCE, December 31, 2006	15,048	$151	398	$4	$228,149	$(993,460)	$-	$(765,156)

The accompanying notes are an integral part of these consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Years Ended December 31,
	2006	2005	2004
OPERATING ACTIVITIES:
Net loss	$(116,041)	$(64,122)	$(58,941)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and customer list amortization	128,415	100,463	76,355
Loss on write-off of debt and preferred stock issuance costs	3,022	1,533	12,605
Mark-to-market adjustments - financial instruments	(197)	339	4,339
Net gain on repurchase and exchange of senior exchangeable preferred stock	(413)	(5,722)	(22,573)
Non--cash junior exchangeable preferred stock dividends	-	3,797	28,626
Impairment of assets	23,800	7,020	47,136
Stock based compensation	1,490	680	41
Deferred income taxes	(381)	(418)	(1,672)
Amortization of debt issuance costs	5,351	5,460	5,559
Amortization of discount on investments	(2,878)	-	-
Other	(361)	1,365	2,134
Change in other operating elements:
Accounts receivable	6,494	(14,262)	(1,821)
Inventories	1,483	(5,191)	547
Other current assets	15	(105)	89
Accounts payable	(6,886)	6,757	6,153
Advance billings and customer deposits	146	809	482
Accrued senior and junior exchangeable preferred stock dividends	47,520	33,211	26,747
Accrued interest	3,448	2,021	6,598
Other accrued expenses	(1,160)	(698)	(2,127)
Net cash provided by operating activities	92,867	72,937	130,277
INVESTING ACTIVITIES:
Purchases of property and equipment	(47,458)	(94,951)	(94,417)
Purchases of short-term investments	(188,166)	(66,778)	-
Maturities of short-term investments	148,100	-	-
Purchases of wireless properties	-	-	(725)
Net proceeds from property exchange	-	-	13,567
Proceeds from sale of property and equipment	2,723	247	92
Other	(97)	(103)	24
Net cash used in investing activities	(84,898)	(161,585)	(81,459)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	2,086	1,570	188
Proceeds from issuance of long-term debt under the credit facility	-	58,000	-
Repayments of long-term debt under the credit facility	-	-	(525,724)
Proceeds from issuance of senior subordinated floating rate notes	-	172,816	-
Proceeds from issuance of 8 1/4% senior secured notes	166,600	-	350,000
Proceeds from issuance of senior secured floating rate notes	-	-	160,000
Redemption of senior secured floating rate notes	(160,000)	-	-
Redemption of 9 5/8% senior subordinated notes	-	(125,000)	-
Repurchases of senior exchangeable preferred stock	(27,721)	(13,355)	(68,351)
Payments to settle interest rate swaps	-	-	(7,645)
Payments of debt issuance costs	(3,261)	(3,798)	(14,293)
Other	-	(102)	(201)
Net cash (used in) provided by financing activities	(22,296)	90,131	(106,026)
NET (DECREASE) INCREASE IN CASH	(14,327)	1,483	(57,208)
CASH AND CASH EQUIVALENTS, at beginning of year	86,822	85,339	142,547
CASH AND CASH EQUIVALENTS, at end of year	$72,495	$86,822	$85,339

The accompanying notes are an integral part of these consolidated financial statements.

RURAL CELLULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005, and 2004

1. Organization and Nature of Business:

Rural Cellular Corporation (“RCC” or the “Company”) is a wireless communications service provider focusing primarily on rural markets in the United States. The Company’s principal operating objective is to increase revenue and achieve profitability through increased penetration in existing wireless markets.

RCC’s operating territories include portions of five states in the Northeast, three states in the Northwest, four states in the Midwest, two states in the South, and the western half of Kansas (Central territory). Within each of its five territories, RCC has deployed a strong local sales and customer service presence in the communities it serves. RCC’s marketed networks covered a total population of approximately 6.6 million POPs and served approximately 706,000 voice customers as of December 31, 2006.

The Company has preferred roaming relationships with Cingular Wireless, T-Mobile, and Verizon Wireless in its various territories.

Reflecting RCC’s 2.5G network overlay and expansion, which began in late 2003, RCC’s network has grown from approximately 800 cell sites in early 2004 to 1,158 at December 31, 2006 and its 2.5G networks are operational in all five territories.

2.	Summary of Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of RCC and its wholly-owned subsidiaries and its majority-owned joint venture, Wireless Alliance, LLC (“Wireless Alliance”). All significant intercompany balances and transactions have been eliminated.

Revenue Recognition - Service

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

Revenue Recognition - Equipment

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

Short-term Investments

The Company considers all debt securities with maturities of more than three months but less than one year as short-term investments and classifies these investments as held to maturity. Short-term Investments primarily consist of direct obligations of the U.S. Treasury, including bills, notes and bonds or obligations issued or guaranteed by agencies of the U.S. government and are recorded at cost. The Company intends to hold these investments through maturity. At December 31, 2006, the carrying value of the Company's short-term investments was approximately $110.7 million and was approximately the same as their fair market value. At December 31, 2005, the carrying value of the Company's short-term investments was approximately $66.8 million. Based on available market quotations, the carrying value of the short-term investments at December 31, 2005, was less than their fair value by approximately $141,000, which is comprised of gross unrecognized holding gains.

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

The components of property and equipment and the useful lives of the Company’s assets are as follows as of December 31 (in thousands):

	2006	2005	Useful Lives
Land	$11,461	$7,214	N/A
Building and towers	94,161	101,110	15-39 Years
Equipment (1)	365,436	443,406	2-7 Years
Phone service equipment	711	1,217	19 Months
Furniture and fixtures (2)	27,410	28,928	3-7 Years
Assets under construction	4,433	15,449	N/A
	503,612	597,324

Less—accumulated depreciation	(291,634)	(319,916)
Property and equipment - net	$211,978	$277,408
(1)	Includes the cost of cell site radio equipment, switch equipment, billing hardware and related software.
(2)	Includes the cost of furniture, in-house computer hardware/software, and phone system equipment.

The Company’s network construction expenditures are recorded as assets under construction until the system or assets are placed in service and ready for their intended use, at which time the assets are transferred to the appropriate property and equipment category. During the years ended December 31, 2006, 2005, and 2004, the Company capitalized $2.0 million, $3.7 million, and $4.2 million, respectively, in salaries of the Company’s employees. The Company capitalized interest cost in 2006, 2005, and 2004 of $298,000, $1.8 million, and $1.9 million, respectively.

The Company depreciates its wireless communications equipment using the straight-line method over estimated useful lives. RCC periodically reviews changes in its technology and industry conditions, asset retirement activity, and salvage to determine adjustments to estimated remaining useful lives and depreciation rates. Total depreciation expense for the years ended December 31, 2006, 2005, and 2004 was $109.5 million, $81.5 million, and $57.4 million, respectively.

During the fourth quarter of 2006, the Company reviewed the lives of certain CDMA assets and reduced the remaining useful life of this equipment from approximately 40 months to 9 months. As a result, these CDMA assets will be fully depreciated by June 30, 2007. Reflecting the shortened useful lives of this CDMA equipment, the Company recorded an additional $2.0 million in depreciation expense in the fourth quarter of 2006.

During the fourth quarter of 2005, the Company reviewed the lives of its TDMA cell site assets and reduced the remaining useful life of this equipment from 21 months to 15 months. As a result, all TDMA equipment was fully depreciated by December 31, 2006. Reflecting the shortened useful lives of this TDMA equipment, the Company recorded $47.8 million of TDMA depreciation expense in 2006 compared to $39.9 million in 2005. During the year ended December 31, 2006, the Company retired and disposed of $133.5 million in TDMA network assets.

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

The components of licenses and other intangible assets are as follows:

		Year Ended December 31, 2006
(in thousands)	As of December 31, 2005	Acquisition	Impairment of Assets	Amortization Expense	As of December 31, 2006
Licenses, net	$548,513	$-	$(23,800)	$-	$524,713
Goodwill, net	348,684	-	-	-	348,684
Customer lists
Gross Valuation	144,415	-	-	-	144,415
Accumulated amortization	(115,114)	-	-	(18,567)	(133,681)
	29,301	-	-	(18,567)	10,734

Total	$926,498	$-	$(23,800)	$(18,567)	$884,131

		Year Ended December 31, 2005
(in thousands)	As of December 31, 2004	Acquisition	Impairment of Assets	Amortization Expense	As of December 31, 2005
Licenses, net	$548,513	$-	$-	$-	$548,513
Goodwill, net	348,682	2	-	-	348,684
Customer lists				-
Gross Valuation	144,415	-	-	-	144,415
Accumulated amortization	(96,547)	-	-	(18,567)	(115,114)
	47,868	-	-	(18,567)	29,301

Total	$945,063	$2	$-	$(18,567)	$926,498

Customer list amortization expense for the years ended December 31, 2006, 2005, and 2004 was approximately $18.6 million, $18.6 million, and $18.5 million, respectively. Customer list amortization expense is estimated to be approximately $8.2 million in 2007, $2.4 million in 2008, and $86,000 in 2009.

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

Additionally, impairment tests for indefinite-lived intangible assets, including FCC licenses, are required to be performed on an annual basis or on an interim basis if an event occurs or circumstances change that would indicate the asset might be impaired. In accordance with EITF No. 02-7 (“EITF 02-7”), Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, impairment tests for FCC licenses are performed on an aggregate basis for each unit of accounting. The Company utilizes a fair value approach, incorporating discounted cash flows, to complete the test. This approach determines the fair value of the FCC licenses, using start-up model assumptions and, accordingly, incorporates cash flow assumptions regarding the investment in a network, the development of distribution channels, and other inputs for making the business operational. These inputs are included in determining free cash flows of the unit of accounting, using assumptions of weighted average costs of capital and the long-term rate of growth for each unit of reporting. The Company believes that its estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. If any of the assumptions were to change, the Company’s FCC licenses may become impaired.

Under SFAS No. 142, the Company performed annual impairment tests in 2006, 2005, and 2004 for its indefinite lived assets. Based on these tests, the Company recorded a noncash impairment charge included in operating expenses of $23.8 million and $47.1 million in the fourth quarters of 2006 and 2004, respectively. The impairment charge in 2006 primarily resulted from a decline in license valuation in the Company's  South territory. The impairment charge in 2004 primarily resulted from license and goodwill impairment in its  South territory and license impairment in its Northwest territory. There was no impairment charge in 2005 related to its annual assessment under SFAS No. 142.

Deferred Debt Issuance Costs

Deferred debt issuance costs relate to the credit facility, senior secured notes, senior notes, senior subordinated notes and certain preferred stock issuances. These costs are being amortized over the respective instruments’ terms. If the related debt issuance is extinguished prior to maturity, the debt issuance costs are immediately expensed.

The Company has recorded within interest expense $3.0 million, $1.5 million, and $12.6 million of deferred debt issuance costs related to debt extinguishments in 2006, 2005, and 2004, respectively.

The gross valuation and accumulated amortization of deferred debt issuance costs are as follows:

	As of December 31,
(in thousands)	2006	2005
Gross valuation	$37,410	$39,005
Accumulated amortization	(15,500)	(11,983)
	$21,910	$27,022

Other Assets

Other assets primarily consist of costs related to spectrum relocation and restricted investments. Restricted investments represent the Company’s investments in the stock of CoBank and are stated at cost, which approximates fair value. The restricted investments were purchased pursuant to the terms of a loan agreement and are restricted as to withdrawal.

The gross valuation and accumulated amortization of other assets are as follows:

	As of December 31,
(in thousands)	2006	2005
Gross valuation	$7,862	$8,561
Accumulated Amortization	(2,667)	(2,423)
	$5,195	$6,138

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

Net Loss Per Common Share

Basic net loss per share (“EPS”) is computed by dividing net loss by the weighted average number of shares outstanding during the year. Potential common shares of 1,653,004, 1,863,029, and 2,044,037, related to the Company’s outstanding stock options, were excluded from the computation of the diluted EPS for the years ended December 31, 2006, 2005, and 2004, respectively. Also excluded from the computation of the diluted EPS for the years ended December 31, 2006, 2005, and 2004 were 177,667 shares, 160,167 shares and 118,667 shares of non-vested shares granted in 2006, 2005 and 2004, respectively, in addition to 70,679 of non-vested units for the year end December 31, 2006. The Company’s outstanding stock options, non-vested shares, and non-vested units were excluded from the computation of the diluted EPS because they had an antidilutive effect on earnings per share.

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

For the years ended December 31, 2006, 2005, and 2004, roaming revenue from Cingular (on a pro forma basis giving effect to its 2004 merger with AT&T Wireless) accounted for approximately 14.4%, 11.9%, and 9.9%, respectively, of the Company’s total revenue.

Impairment of Long-lived Assets

The Company reviews long-lived assets, consisting primarily of property, plant and equipment and intangible assets with finite lives, for recoverability in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In analyzing potential impairment, the Company uses projections of future undiscounted cash flows from the assets. These projections are based on its view of growth rates for the related business, anticipated future economic conditions, the appropriate discount rates relative to risk, and estimates of residual values. The Company believes that its estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. If changes in growth rates, future economic conditions, discount rates, or estimates of residual values were to occur, long-lived assets may become impaired.

In June 2005, the Company’s customer relationship management and billing managed services agreement with Amdocs was mutually terminated. As a result of the termination of the agreement, RCC recorded a charge to operations during the quarter ended June 30, 2005 of $7.0 million, reflecting the write-down of certain development costs previously capitalized. There was no impairment charge in 2006 and 2004 related to the Company's assessment under SFAS No. 144.

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

Recently Issued Accounting Pronouncements

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. In September 2006, the Securities and Exchange Commission published Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). The interpretations in SAB 108 are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice to build up improper amounts on the balance sheet. This guidance will apply to fiscal years ending after November 15, 2006 and early application in interim periods is encouraged. The adoption of SAB 108 did not have an impact on its financial position, results of operations, or cash flows.

Uncertainty in Income Taxes. In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes -an interpretation of FASB Statement No. 109” (“FIN 48”), which will become effective for the Company on January 1, 2007.  The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  The Company is currently assessing the impact of adopting FIN 48 on its consolidated results of operations.

Measuring Fair Value. In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), Fair Value Measurements. This statement establishes a consistent framework for measuring fair value and expands disclosures on fair value measurements. SFAS No. 157 is effective for RCC starting in fiscal 2008. The Company has not determined the impact, if any, the adoption of this statement will have on its consolidated financial statements.

The Fair Value Option for Financial Assets and Financial Liabilities. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial position and results of operations.

3.	Accounting for Share Based Payments:

Effective January 1, 2006, RCC adopted SFAS No. 123(R), Share−Based Payment (Revised 2004), which requires the measurement and recognition of compensation for all stock−based awards made to employees and directors, including stock options and employee stock purchases under a stock purchase plan, based on estimated fair values, using the modified prospective transition method. SFAS No. 123(R) supersedes previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) for periods beginning in fiscal year 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to application of SFAS No. 123(R). RCC has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

Upon adoption of SFAS No. 123(R), the Company continued to use the Black−Scholes option pricing model as its method of valuation for stock−based awards. RCC’s determination of the fair value of stock−based awards on the date of grant is affected by its stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award, its expected stock price volatility over the term of the award and actual and projected exercise behaviors. Although the fair value of stock−based awards is determined in accordance with SFAS No. 123(R) and SAB 107, the Black−Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results.

The Company accounted for stock options granted prior to December 31, 2005 in accordance with APB 25, under which no compensation expense was recognized as the grant date fair value was equal to the exercise price. In accordance with the modified prospective transition method pursuant to SFAS No. 123(R), RCC’s condensed consolidated financial statements for periods prior to the first quarter of fiscal 2006 have not been restated to reflect this change. Stock−based compensation recognized during each period is based on the value of the portion of the stock−based awards that will vest during that period, adjusted for expected forfeitures. Stock−based compensation recognized in the Company’s consolidated financial statements for the year ended December 31, 2006 included compensation costs for stock−based awards granted prior to, but not fully vested as of, December 31, 2005 and stock−based awards granted subsequent to December 31, 2005. The Company additionally reclassified unearned compensation on non-vested stock awards of $1.8 million to additional paid−in capital. The cumulative effect adjustment for forfeitures related to stock−based awards was immaterial.
The fair value of each option award is estimated on the date of grant using the Black−Scholes option valuation model. The expected term (estimated period of time outstanding) of options granted prior to January 1, 2006 is the contractual term of the option.

Because RCC considers its options to be “plain vanilla,” it estimated the expected term using the simplified method, as prescribed by SAB No. 107, for options granted in 2006. Under SAB No. 107, options are considered to be “plain vanilla” if they have the following basic characteristics: granted “at−the−money”; exercisability is conditioned upon service through the vesting date; termination of service prior to vesting results in forfeiture; limited exercise period following termination of service; and options are non−hedgeable. The Company used the following assumptions to estimate the fair value of share−based payment awards:

	2006 Omnibus Incentive Plan Options and Prior Plans Year ended December 31,
	2006	2005	2004
Average expected term (years)	6.5 yrs	10 yrs	10 yrs
Expected volatility (1)	82.00%	85.94%	88.54%
Risk-free interest rate (2)	5.17%	7.25%	5.25%
Expected dividend yield	-	-	-

(1) The expected volatility is based on historical volatility for a period equal to the stock option's expected life.
(2) The risk−free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The following table summarizes the share-based compensation expense included in operating expense that we recorded within the accompanying condensed statements of operations and comprehensive loss. Prior to the adoption of SFAS No. 123(R) on January 1, 2006, the Company expensed non-vested shares pursuant to APB 25. Upon adoption of SFAS No. 123(R) on January 1, 2006, the Company began expensing stock options, shares issued pursuant to the employee stock purchase program, and non-vested shares pursuant to SFAS No. 123(R).

(in thousands)	Year ended December 31,
	2006	2005	2004
Total stock-based compensation included in SG&A	$1,490	$680	$41

The adoption of SFAS 123(R) in 2006 resulted in the recognition of incremental pre-tax and post-tax stock-based compensation expense of $1.5 million and an increase in basic and diluted loss per share of $0.11.

Approval of 2006 Omnibus Incentive Plan − Shares Available Under the Plan. On May 25, 2006, RCC's shareholders approved the Rural Cellular Corporation 2006 Omnibus Incentive Plan (the “New Plan”). The New Plan affords the Board, acting through its Compensation Committee, the ability to design compensatory awards that are responsive to RCC's needs and includes authorization for a variety of awards designed to advance RCC's interests and long−term success by encouraging stock ownership among officers, directors, and employees. RCC has historically granted stock options and non-vested stock under various incentive compensation plans, including the Company's 1995 Stock Compensation Plan and the Stock Option Plan for Nonemployee Directors (the “Prior Plans”). No further awards may be made under these Prior Plans after May 25, 2006. The New Plan replaced Prior Plans. Unissued shares totaling 255,697 from Prior Plans were transferred to the New Plan. RCC's Employee Stock Purchase Plan will continue in effect.

The number of shares of RCC's Class A common stock that may be issued or transferred under the New Plan is 1,000,000 shares plus any shares not issued or subject to outstanding awards under the Prior Plans as of the effective date of the New Plan or any such shares that cease for any reason to be subject to the Prior Plans after the effective date of the New Plan.

The following table summarizes plan activity under the Company's various stock compensation plans from December 31, 2005 through December 31, 2006:

	2006 Omnibus Incentive and Prior Plans	Employee Stock Purchase Plan (1)
Available for issuance at December 31, 2005	205,409	174,196
Shares authorized under the 2006 Omnibus Incentive Plan	1,000,000	-
Options granted	(75,960)	(35,822)
Non-vested shares awarded	(95,679)	-
Options forfeited	72,292	-
Non-vested shares forfeited	5,847	-
Available for issuance at December 31, 2006	1,111,909	138,374

(1) Employee Stock Purchase Plan options granted of 35,822 shares reflect contributions made in 2006 with corresponding shares being awarded in January 2007.

Non-Vested Shares

Under the 1995 Stock Compensation Plan and the 2006 Omnibus Incentive Plan, RCC has entered into non-vested stock agreements with certain key employees, covering the issuance of Class A common stock. These awards are considered to be non-vested shares under SFAS No. 123(R), as defined. If the performance provisions are achieved for employees, the vesting of the awards is subject only to the remaining term of employment. Non-vested shares awarded to non−employee directors include service conditions. Management has accrued compensation cost based on expectations of whether the conditions as described will be met and reviews these expectations quarterly.

The non-vested shares were granted to the recipients at no cost. As of December 31, 2006, there was a total of $1.8 million of total unrecognized compensation cost related to non-vested shares. This compensation cost will be expensed over a remaining average life of 2.1 years. The total fair value of non-vested shares that vested during the years ended December 31, 2006 and 2005 totaled $16,000 and $6,429, respectively. During the year ended December 31, 2004, no non-vested shares vested.

For the year ended December 31, 2006, 2005, and 2004 transactions in non-vested shares were as follows:

	Shares	Weighted Average Fair Value
Non-vested shares outstanding, December 31, 2003	-	-
Granted	120,667	$9.50
Vested	-	-
Forfeited	(2,000)	9.51
Non-vested shares outstanding, December 31, 2004	118,667	9.50
Granted	47,500	9.06
Vested	(676)	9.51
Forfeited	(5,324)	9.51
Non-vested shares outstanding, December 31, 2005	160,167	9.37
Granted	95,679	13.85
Vested	(1,653)	9.51
Forfeited	(5,847)	9.51
Non-vested shares outstanding December 31, 2006	248,346	$11.09

Employee Stock Purchase Plan

Under the employee stock purchase plan, employees who satisfy certain length of service and other criteria are permitted to purchase shares of Class A common stock at 85% of the fair market value of the Class A common stock on the first business day of January or the last business day of December of each year, whichever is lower. The number of shares authorized to be issued under the employee stock purchase plan is 750,000. Each year, employees participate in this plan by making contributions through payroll deduction. The number of purchased shares is determined and issued in January of the following year. Accordingly, the Company issued 35,822, 88,116 and 71,398, shares, at a price of $11.17, $5.32 and $5.30, respectively, during the three months ended March 31, 2007, 2006 and 2005. The shares under the Employee Stock Purchase Plan are expensed during the year the employee made the contribution. Consistent with the provisions of SFAS No. 123(R), compensation expense for shares issued under the Employee Stock Purchase Plan during the year ended December 31, 2006 totaled $338,000. During the year ended December 31, 2005 and 2004, the Company did not record compensation expense for shares issued under the Employee Stock Purchase Plan.

Stock Options

Stock options outstanding under the Company's 2006 Omnibus Incentive Plan and Prior Plans as of December 31, 2006 have exercise prices ranging between $0.76 and $79.25. Stock options granted to employees typically vest ratably over five years and have a maximum term of ten years. Stock options granted to directors typically vest in full after one year and have a maximum term of six years. The expense related to these options is recorded on a straight line basis over the vesting period.

During 2006, the Company issued options totaling 75,960 shares at an exercise price of $13.56 under its 2006 Omnibus Incentive Plan.

The fair value of options that vested during the year ended December 31, 2006, 2005, and 2004 was $1.2 million, $2.9 million, and $2.9 million, respectively.

As of December 31, 2006, there was a total of $2.7 million of total unrecognized compensation cost related to stock awards (including non-vested shares), which will be expensed over a weighted average period of 2 years.

For the year ended December 31, 2006, 2005, and 2004 RCC received approximately $1.6 million, $1.2 million, and $41,000, respectively in cash from option exercises. The Company has not realized any tax benefit on option exercises given its operating loss carryforward position and uncertainties regarding its ability to realize its deferred tax assets.

Information related to stock options issued under the 2006 Omnibus Incentive Plan and Prior Plans is as follows:

	2006			2005			2004
	Shares	Weighted Average Exercise Price		Shares	Weighted Average Exercise Price		Shares	Weighted Average Exercise Price
Outstanding, beginning of period	1,863,029	$15.09	|	2,044,037	$14.61	|	2,084,770	$14.64
Granted	75,960	$13.56	|	56,750	$6.30	|	31,500	$7.62
Exercised	(213,693)	$7.53	|	(169,517)	$7.02	|	(14,760)	$2.80
Forfeited	(72,292)	$42.61	|	(68,241)	$13.30	|	(57,473)	$15.17
Outstanding, end of period	1,653,004	$14.77	|	1,863,029	$15.09	|	2,044,037	$14.61
Exercisable, end of period	1,370,944	$16.64	|	1,409,119	$17.91	|	1,392,617	$17.46
Weighted average fair value of options granted		$10.08	|		$5.18	|		$5.82

The following table summarizes the weighted contractual life of currently outstanding and exercisable options:

Year End	Options Outstanding	Options Exercisable
2004	5 yrs	4 yrs
2005	5 yrs	3 yrs
2006	4 yrs	4 yrs

The following table summarizes certain information concerning currently outstanding and exercisable options as of December 31, 2006:

Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$00.76 - $9.99	742,542	5 yrs	$3.20	539,042	5 yrs	$3.44
$10.00 - $19.99	440,885	3 yrs	$13.44	364,925	2 yrs	$13.41
$20.00 - $29.99	263,000	4 yrs	$27.13	260,400	4 yrs	$27.18
$30.00 - $39.99	148,677	3 yrs	$35.00	148,677	3 yrs	$35.00
$40.00 - $49.99	14,500	3 yrs	$43.25	14,500	3 yrs	$43.25
$50.00 - $59.99	8,500	3 yrs	$56.59	8,500	3 yrs	$56.59
$70.00 - $79.25	34,900	3 yrs	$76.87	34,900	3 yrs	$76.87
$00.76 - $79.25	1,653,004	4 yrs	$14.77	1,370,944	4 yrs	$16.64

The intrinsic value for options outstanding at December 31, 2006, 2005, and 2004, was $7.6 million, $10.8 million, and $3.0 million, respectively. The intrinsic value for options exercisable at December 31, 2006, 2005, and 2004, was $5.5 million, $6.2 million, and $1.0 million, respectively. The intrinsic value for exercised options during the years ended December 31, 2006, 2005, and 2004, were $1.2 million, $1.3 million, and $50,680, respectively. The aggregate intrinsic value of options outstanding and exercisable is calculated as the difference between the exercise price of the underlying options and the year-end market price of the Company’s common stock for shares that had exercise prices lower than the Company's per share closing market price. The aggregate intrinsic value of options exercised is calculated as the difference between the exercise price of the underlying options and the year-end market price of the Company’s common stock.

The following schedule shows the Company's net loss and net loss per share for the years ended December 31, 2005, and 2004 had compensation expense been determined consistent with the provisions of SFAS No. 123.

On a pro forma basis, assuming compensation expense was determined consistent with the provisions of SFAS No. 123, stock compensation expense during the years ended December 31, 2005 and 2004 was $3.6 million and $3.0 million, respectively. Stock compensation expense during the year ended December 31, 2006 was $1.5 million. For the years ended December 31, 2005 and 2004, the company expensed $680,000 and $41,000, respectively for its non-vested shares pursuant to APB No. 25. The decline in compensation expense for the year ended December 31, 2006 compared to 2005 reflects a higher number of shares fully vesting in 2005 as compared to 2006. The pro forma information presented below is based on several subjective assumptions and should not be viewed as indicative of future periods.

	Years Ended December 31,
(in thousands, except for per share data)	2006	2005	2004
Net loss applicable to common shares:
As reported	$(130,718)	$(71,296)	$(71,856)
Fair value compensation expense	-	(2,921)	(2,909)
Pro forma	$(130,718)	$(74,217)	$(74,765)

Net loss per basic and diluted share:
As reported	$(9.25)	$(5.62)	$(5.87)
Fair value compensation expense	-	(0.23)	(0.24)
Pro forma	$(9.25)	$(5.85)	$(6.11)

4. Long-term Liabilities:

The Company had the following long-term liabilities outstanding as of December 31 (in thousands):

	2006	2005

Line of credit	$58,000	$58,000
8 ¼% senior secured notes	510,000	350,000
Senior secured floating rate notes	-	160,000
9 7/8% senior notes	325,000	325,000
9 ¾% senior subordinated notes	300,000	300,000
Senior subordinated floating rate notes	175,000	175,000
11 3/8% senior exchangeable preferred stock	115,488	148,708
Accrued dividends on 11 3/8% senior exchangeable preferred stock	34,611	32,520
12 ¼% junior exchangeable preferred stock	255,558	255,558
Accrued dividends on 12 1/4% junior exchangeable preferred stock	64,917	28,490
Deferred tax liability	13,143	13,561
Premium on senior secured notes offering	5,572	-
Discount on senior subordinated floating rate notes	(1,917)	(2,132)
Asset retirement obligations and other	7,547	3,289
Long-term liabilities	$1,862,919	$1,847,994

Credit Facility - As of December 31, 2006, the Company has drawn $58 million under its revolving credit facility due 2010 at a rate of LIBOR plus 2.0% (7.61% as of December 31, 2006). The credit facility is subject to various covenants, including the ratio of senior secured indebtedness to annualized operating cash flow (as defined in the credit facility), the ratio of total indebtedness to annualized operating cash flow, and the ratio of annualized operating cash flow to interest expense. RCC was in compliance with all financial covenants at December 31, 2006.

Senior Subordinated Floating Rate Notes - In November 2005, the Company issued $175 million of Senior Subordinated Floating Rate Notes due 2012, which were sold at an original issue discount of $2.2 million, or 1.25%. The effective interest rate at December 31, 2006 was 11.12%. Interest is reset quarterly.

The Company may redeem any of the Senior Subordinated Floating Rate Notes at any time on or after November 1, 2007, in whole or in part, at prices starting at 102.000% at November 1, 2007, and declining to 101.000% at November 1, 2008 and 100.000% at November 1, 2009, plus accrued and unpaid interest and liquidated damages, if any, up to, but excluding, the date of redemption. In addition, on or before November 1, 2007, RCC may redeem up to 35% of the aggregate principal amount of notes issued under the indenture at a redemption price of 100% of the principal amount plus a premium equal to the interest rate per annum on the notes applicable on the date on which notice of redemption is given, plus accrued and unpaid interest and liquidated damages, if any, up to, but excluding, the date of redemption, with the proceeds of certain equity offerings. The Company may make that redemption only if, after that redemption, at least 65% of the aggregate principal amount of notes issued under the indenture remain outstanding.

8 ¼% Senior Secured Notes - In March 2004, the Company issued $350 million aggregate principal amount of 8 1/4% senior secured notes due March 15, 2012 (“2012 notes”) and $160 million aggregate principal amount of senior secured floating rate notes due March 15, 2010 (“2010 notes”).

In May 2006, RCC issued an additional $160 million aggregate principal amount of 2012 notes and used the net proceeds, $166.6 million, together with available cash, to repay all outstanding obligations under its 2010 notes, including $160.0 million aggregate principal, $3.4 million in accrued interest, and a $3.2 million call premium, and to pay fees and expenses associated with the offering of the 2012 notes and the redemption. These notes were offered at an issuance premium of $6.6 million, which will be amortized over the term of the 2012 notes.

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

9 7/8 % Senior Notes - In 2003, RCC issued $325 million principal amount of 9 7/8% senior notes due 2010. Interest is payable on February 1 and August 1 of each year. The notes will mature on February 1, 2010. After August 1, 2007, at the Company's option, RCC may redeem the 9 7/8% notes at prices starting at 104.938% of the principal amount at August 1, 2007, declining to 102.469% at August 1, 2008 and 100% at August 1, 2009, plus accrued and unpaid interest to but excluding the date fixed for redemption.

9 3/4 % Senior Subordinated Notes - In 2002, RCC issued $300 million principal amount of 9 ¾% senior subordinated notes due 2010. Interest on the 9 ¾% senior subordinated notes is payable semi-annually on January 15 and July 15. The 9¾% senior subordinated notes will mature on January 15, 2010. The Company may redeem the 9 3/4% notes at 103.250% of the principal amount beginning January 15, 2007, declining to 101.625% and 100.000% at January 15, 2008, and 2009, respectively, plus accrued and unpaid interest to but excluding the date fixed for redemption.

Financial Covenant Compliance - The Company was in compliance with all financial covenants at December 31, 2006 related to the Notes described above.

11 3/8% Senior Exchangeable Preferred Stock - Due May 15, 2010. Dividends on the senior exchangeable preferred stock are cumulative, are payable quarterly, and after May 15, 2003, are to be paid in cash. At December 31, 2006, RCC was eight dividend payments in arrears, and accordingly a “Voting Rights Triggering Event” exists. RCC has accrued $34.6 million in undeclared dividends on the senior exchangeable preferred stock, which will be payable at the mandatory redemption date, if not sooner declared and paid. RCC may redeem the senior exchangeable preferred stock, in whole or in part, at any time at a redemption price equal to 101.422% of the liquidation preference at May 15, 2006, declining to 100.000% at May 15, 2007, plus accumulated and unpaid dividends, if any, to but excluding the redemption date.

Repurchase of Senior Exchangeable Preferred Stock. During the years ended December 31, 2006 and December 31, 2005, RCC redeemed 22,721 and 14,932 shares of senior exchangeable preferred stock for $27.7 million and $13.4 million, respectively. The corresponding $931,543 and $5.5 million gains, not including transaction commissions and other related fees, were recorded as a reduction of interest expense.

Exchange of Senior Exchangeable Preferred Stock for Class A Common Stock. During the years ended December 31, 2006 and December 31, 2005, RCC redeemed an aggregate of 10,500 and 10,535 shares of its senior exchangeable preferred stock for an aggregate of 1,166,500 and 1,152,745 shares of its Class A common stock in negotiated transactions, resulting in a loss of $518,688 and a gain of $168,241, respectively. The shares were issued in reliance upon the exemption from registration provided in Section 3(a)(9) of the Securities Act of 1933, as amended.

12 1/4% Junior Exchangeable Preferred Stock - Due February 15, 2011. Dividends on the junior exchangeable preferred stock are cumulative, are payable quarterly, and are to be paid on any dividend payment date occurring after February 15, 2005 in cash. RCC has not declared or paid the cash dividends due since May 2005. At December 31, 2006, RCC was seven dividend payments in arrears, and accordingly in a “Voting Rights Triggering Event,” and had accrued $64.9 million in undeclared dividends on the junior exchangeable preferred stock, which will be payable at the mandatory redemption date, if not sooner declared and paid. Through February 14, 2007, RCC may redeem the junior exchangeable preferred stock, in whole or in part, at any time, at a redemption price equal to 104.594% of the liquidation preference, declining to 103.063% at February 15, 2007, 101.531% at February 15, 2008, and 100.000% at February 15, 2009, plus accumulated and unpaid dividends, if any, to but excluding the redemption date.

Voting Rights Triggering Event for Senior and Junior Exchangeable Preferred Stock - The shares of senior and junior exchangeable preferred stock are non-voting, except as otherwise required by law and as provided in their respective Certificates of Designation. Each Certificate of Designation provides that at any time dividends on the outstanding exchangeable preferred stock are in arrears and unpaid for six or more quarterly dividend periods (whether or not consecutive), the holders of a majority of the outstanding shares of the affected exchangeable preferred stock, voting as a class, will be entitled to elect the lesser of two directors or that number of directors constituting 25% of the members of RCC’s Board of Directors. The voting rights continue until such time as all dividends in arrears on the affected class of exchangeable preferred stock are paid in full, at which time the terms of any directors elected pursuant to such voting rights will terminate. Voting rights may also be triggered by other events described in the Certificates of Designation. As of December 31, 2006, the Senior and Junior Exchangeable preferred stock shareholders did not have directors elected by them to serve on RCC’s board.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. Pursuant to SFAS No. 150, the Company’s 11 3/8% Senior Exchangeable and 12 ¼ % Junior Exchangeable Preferred securities are classified as Long-Term Liabilities because these securities are exchangeable at the Company’s option for debentures of like terms. The dividend expense related to these instruments is classified as interest expense. For the years ended December 31, 2006, 2005 and 2004, dividends on these instruments were $55.8 million, $54.8 million and $55.3 million, respectively.

The Company’s Class M Preferred Stock does not meet the characteristics of a liability, pursuant to SFAS No. 150, and will continue to be presented between liability and equity on the Company’s balance sheet.

Current portion of long-term debt - There was no current portion of the Company’s long-term debt as of December 31, 2006 or 2005.

5.	Financial Instruments:

In connection with the issuance of $175 million of senior subordinated floating rate notes in November 2005, the Company entered into a collar to manage interest rates. This collar effectively limits interest from exceeding 5.87% and from being less than 4.25% on a $175 million notional amount through its termination date of November 1, 2008. This collar is recorded on the Company’s balance sheet at fair market value, with related changes in fair market value included in the statement of operations, within interest expense, and not accounted for as a hedge under SFAS No. 133.

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

	Carrying Value		Estimated Fair Market Value
(Dollars in thousands)	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
Financial liabilities
Credit facility	$58,000	$58,000	$56,695	$57,130
8 ¼% senior secured notes	515,572	350,000	529,125	370,125
Senior secured floating rate notes	-	160,000	-	164,400
9 7/8 % senior notes	325,000	325,000	344,500	342,875
9 3/4 % senior subordinated notes	300,000	300,000	306,750	303,000
Senior subordinated floating rate notes	173,083	172,868	182,656	176,313
11 3/8% senior exchangeable preferred stock	115,488	148,708	116,366	138,495
12 ¼% junior exchangeable preferred stock	255,558	255,558	230,769	223,235
Class M convertible preferred stock (1)	187,697	173,403	187,697	173,403
	1,930,398	1,943,537	1,954,558	1,948,976

Derivative financial instrument
Interest rate collar agreement	141	339	141	339
Morgan Stanley (terminates November 1, 2008)

Other
Accrued 11 3/8% senior exchangeable preferred stock dividends	34,611	32,520	34,611	32,520
Accrued 12 1/4% junior exchangeable preferred stock dividends	64,917	28,490	64,917	28,490
Asset retirement and other long-term liabilities	7,406	2,950	7,405	2,950
Total financial liabilities	$2,037,473	$2,007,836	$2,061,632	$2,013,275

(1)	These financial instruments are not actively traded and, therefore, the estimated fair market value is stated at the carrying value.

6. Redeemable Convertible Preferred Stock:

In April 2000, the Company issued 110,000 shares of Class M Voting Convertible Preferred stock. The security has a liquidation preference of $1,000 per share and is to be redeemed on April 3, 2012.

Class M Voting Convertible Preferred security balance sheet reconciliation (in thousands):

As of December 31, 2006
Preferred securities originally issued	$110,000
Accrued dividends	77,697
Unamortized issuance costs	(2,039)
$185,658

Dividends on the Class M convertible preferred stock are compounded quarterly, accrue at 8% per annum, and are payable upon redemption of the stock or upon liquidation of RCC. The Class M convertible preferred stock is convertible into the Company’s Class A common stock at $46.71 per share. Dividends are not payable if the shares are converted. The holders of the Class M convertible preferred stock are entitled to vote on all matters submitted to the holders of the common stock on an as-converted basis. The Class M convertible preferred stock is senior to the Company’s common stock with respect to dividend rights and rights on liquidation, winding-up and dissolution of RCC.

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

RCC has adopted shareholder rights plans for its Class A common stock and Class B common stock. The rights plans give each holder of Class A common stock the right to purchase 1/100th of a newly authorized preferred share that is essentially equivalent to one share of Class A common stock and each holder of Class B common stock the right to purchase 1/100th of a newly authorized preferred share, essentially equivalent to one share of Class B common stock. The exercise price for both the Class A rights and the Class B rights is $120 per right.

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

For the years ended December 31, 2006, 2005 and 2004 the Company recorded a benefit for income taxes related to the amortization of intangibles.

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax benefit recorded in the consolidated financial statements was as follows:

	Years Ended December 31,
	2006	2005	2004
Tax at statutory rate	(35.0)%	(35.0)%	(35.0)%
State taxes	(3.0)	(3.0)	(3.0)
Nondeductible item - amortization	(0.3)	(0.6)	(2.8)
FAS No. 150 Interest	18.1	26.6	18.4
Adjustment for valuation allowance	19.9	11.4	19.6
	(0.3)%	(0.6)%	(2.8)%

The components of the Company’s current year income tax benefit consist of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004
Current
Federal	$-	$-	$-
State	37	-	-
	37	-	-

Deferred
Federal	(385)	(385)	(1,540)
State	(33)	(33)	(132)
	(418)	(418)	(1,672)

Total	$(381)	$(418)	$(1,672)

The income tax effect of the items that create deferred income tax assets and liabilities is as follows (in thousands):

	December 31,
	2006	2005
Deferred income tax assets:
Operating loss carryforwards	$205,243	$167,191
Temporary differences:
Allowance for doubtful accounts	1,020	1,358
Other	3,868	2,885
Valuation allowance	(183,004)	(160,513)
Total deferred income tax assets	27,127	10,921
Deferred income tax liabilities:
Depreciation	(13,045)	(21,111)
Intangible assets	(26,940)	(2,158)
Other	(285)	(1,213)
Net deferred income tax liability	$(13,143)	$(13,561)

As of December 31, 2006, the Company had tax operating loss carryforwards of approximately $538 million available to offset future income tax liabilities. These carryforwards expire in the years 2007 through 2026. Internal Revenue Code Section 382 limits the availability and timing of the use of net operating loss carryforwards in the event of certain changes in the ownership of the Company’s common stock.

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

9. Commitments and Contingencies:

Employment Agreements

The Company has employment agreements with certain executive officers with terms of three years. These agreements provide for payment of amounts up to 2.99 times their average annual compensation for the three proceeding fiscal years if there is a termination of their employment as a result of a change in control of the Company, as defined in the agreements. The maximum contingent liability under these agreements was $9.1 million at December 31, 2006.

Related Party Transactions

The Company has entered into various arrangements with its shareholders or their affiliates. Arrangements involving shareholders or their affiliates that beneficially own more than 5% of any class of the Company’s stock and in which total payments or receipts for these arrangements exceeded $120,000 are described below.

Agreements with Affiliates. The Company has arrangements with several of its shareholders for cell site leases, interconnection service agreements and agent sales agreements. During 2006, 2005, and 2004, the Company paid $1,986,883, $1,504,401, and $1,259,834, respectively, to related parties for these services, net of amounts received from these shareholders for similar services provided by the Company. In addition, several of the Company’s shareholders are customers for its cellular and paging services and, in connection therewith, also purchase or lease cellular telephones from the Company. During 2006, 2005, and 2004, the Company received $231,611, $249,387, and $310,485, respectively, from related parties for these services.

Roaming Arrangements. The Company has roaming agreements with United States Cellular Corporation, a subsidiary of Telephone & Data Systems, Inc. Affiliates of Telephone & Data Systems, Inc. beneficially own, in the aggregate, more than 5% of  the Company’s Class A and Class B Common Stock. Under the roaming agreements, the Company pays for service provided to its customers in areas served by United States Cellular Corporation and receives payment for service provided to customers of United States Cellular Corporation in the Company’s cellular service areas. RCC negotiated the rates of reimbursement with United States Cellular Corporation, and the rates reflect those charged by all carriers. During 2006, 2005, and 2004, charges to the Company for services provided by United States Cellular Corporation totaled $1,744,161, $1,933,176, and $2,555,246, and charges by the Company to United States Cellular Corporation totaled $2,990,235, $3,358,774, and $4,123,699, respectively.

Rural Cellular Corporation has had roaming and other service agreements with Alltel Corporation (“Alltel”). Under the roaming agreements, Rural Cellular Corporation has paid for service provided to its customers in areas served by Alltel and has received payment for service provided to Alltel’s customers in RCC’s cellular service areas. The reimbursement and charge rates were negotiated with Alltel.

As of December 31, 2006, Alltel owned more than 5% of the RCC’s Junior Exchangeable Preferred Stock In August 2006, RCC became seven dividend payments in arrears on its junior exchangeable preferred stock. Accordingly, a “Voting Rights Triggering Event,” for the junior exchangeable preferred stock had occurred. Because of Alltel’s ownership of more than 5% of the RCC’s Junior Exchangeable Preferred Stock and the “Voting Rights Triggering Event,” Alltel became a related party of RCC in August 2006.

While a related party in 2006, charges to RCC for services provided by Alltel Corporation and subsidiaries were $2,173,489 and roaming charges by RCC to Alltel Corporation were $2,170,987.

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

Leases

The Company leases office space, cellular towers (including land leases on which the Company’s owned towers reside), and real estate under noncancelable operating leases. These leases typically include renewal options and escalation clauses. Future minimum payments under these leases as of December 31, 2006 are as follows (in thousands):

Year	Amount
2007	$19,343
2008	16,605
2009	13,961
2010	8,722
2011	3,780
Thereafter	6,098
Total	$68,509

Under the terms of the lease agreements, the Company also is responsible for certain operating expenses and taxes. Total rent expense of $21.0 million, $17.7 million, and $13.6 million was charged to operations for the years ended December 31, 2006, 2005, and 2004, respectively.

For the Company’s leases, rent expense is recognized in accordance with FASB Technical Bulletin 85-3 Accounting for Operating Leases with Scheduled Rent Increases using the straight-line method over the term of the leases.

Accounting for Asset Retirement Obligations. The Company adopted Statement of Financial Accounting Standards No. 143 (“SFAS No. 143”), Accounting for Asset Retirement Obligations, effective January 1, 2003. Pursuant to SFAS No. 143, the Company recorded the fair value of a legal liability for contractual obligations related to costs associated with removing equipment from cell sites that reside on leased property (“ARO”). This liability is reviewed and adjusted periodically and is recorded in other long−term liabilities.

As of December 31, 2006 and 2005, the Company's asset retirement obligations were as follows (in thousands):

	2006	2005
Balance, January 1,	$1,099	$985
Change in estimated cash flows	3,254	57
Accretion	302	57
Settlement of asset retirement obligations	(7)	-
Balance, December 31,	$4,648	$1,099

Purchase Commitments

On December 29, 2006, the Company executed a three-year purchase agreement with Nortel under which Nortel will provide CDMA network and switching equipment/software/support for the Company’s Midwest territory. This equipment will be used to replace the Company’s currently installed network equipment in this territory. The Company anticipates completing the equipment replacement during 2007. As of December 31, 2006, the Company’s outstanding commitment under the agreement was $8.6 million.

Off-Balance Sheet Financings and Liabilities

The Company does not have any off-balance sheet financing arrangements or liabilities. The Company does not have any majority-owned subsidiaries or any interests in, or relationships with, any material special-purpose entities that are not included in the consolidated financial statements.

10. Defined Contribution Plan:

The Company has a defined contribution savings and profit-sharing plan for employees who meet certain age and service requirements. Under the savings portion of the plan, employees may elect to contribute a percentage of their salaries to the plan, with the Company contributing a matching percentage of the employees’ contributions. Under the profit-sharing portion of the plan, the Company contributes a percentage of employees’ salaries. Contributions charged to operations for the years ended December 31, 2006, 2005, and 2004, were approximately $786,000, $732,000, and $781,000, respectively. The percentages the Company matches under the savings portion of the plan and contributes under the profit-sharing portion of the plan are determined annually by the Company’s Board of Directors.

11. Supplemental Cash Flow Information (in thousands):

	Years ended December 31,
	2006	2005	2004
Cash paid for:
Interest, net of amounts capitalized (1)	$133,480	$132,966	$101,405
Noncash investing and financing transactions:
Accrued property, and equipment purchases	$1,178	$5,452	$7,055
Preferred stock dividends	$14,677	$13,865	$12,915
Conversion of Class T preferred stock into common stock	-	$7,540	-
Reversal of Class T preferred stock accrued dividends	-	$1,681	-
Exchange of Senior Exchangeable Preferred Stock for Class A Common Stock	$14,089	$13,435	-
(1) Includes Senior Exchangeable Preferred Stock quarterly dividends paid in cash totaling approximately $8.3 million and $17.8 million in 2006 and 2005, respectively.

12. Quarterly Results of Operations (Unaudited):

The Company experiences seasonal fluctuations in revenue and operating income. RCC’s average monthly roaming revenue per cellular customer increases during the second and third calendar quarters. This increase reflects greater usage by its roaming customers who travel in the Company’s cellular service areas for weekend and vacation recreation or work in seasonal industries. Because RCC’s cellular service area includes many seasonal recreation areas, it expects that roaming revenue will continue to fluctuate seasonally more than service revenue.

Certain unaudited quarterly results for 2006 and 2005 are set forth below (in thousands, except per share data):

	2006 Quarter Ended				2005 Quarter Ended
	Mar	Jun	Sep	Dec	Mar	Jun	Sep	Dec
Revenue:
Service	$95,970	$96,939	$95,979	$96,332	$94,695	$98,865	$98,287	$96,001
Roaming	30,806	36,660	46,952	39,449	19,622	25,112	41,785	36,255
Equipment	6,356	6,599	5,842	6,576	9,054	9,420	8,220	7,619
Total revenue	$133,132	$140,198	$148,773	$142,357	$123,371	$133,397	$148,292	$139,875
Operating income (loss)	$24,121	$24,776	$29,707	$(8,264)	$23,814	$21,033	$35,931	$25,168
Net loss before income tax benefit	$(20,929)	$(26,183)	$(15,647)	$(53,663)	$(18,574)	$(16,269)	$(7,721)	$(21,976)
Net loss applicable to common shares	$(24,338)	$(29,701)	$(19,277)	$(57,402)	$(21,804)	$(19,597)	$(11,151)	$(18,744)
Net loss per basic and diluted share	$(1.74)	$(2.11)	$(1.37)	$(4.00)	$(1.77)	$(1.59)	$(0.89)	$(1.38)

13. Guarantor/Non-Guarantor Condensed Consolidating Financial Information

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

Balance Sheet Information as of December 31, 2006 (in thousands, except per share data):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

CURRENT ASSETS:
Cash and cash equivalents	$69,571	$2,884	$40	$-	$72,495
Short-term investments	110,716	-	-	-	110,716
Accounts receivable, less allowance for doubtful accounts	26,387	34,610	1,595	-	62,592
Inventories	2,739	8,452	175	-	11,366
Other current assets	1,940	2,263	87	(25)	4,265
Current intercompany receivable	(4,160)	18,642	-	(14,482)	-
Total current assets	207,193	66,851	1,897	(14,507)	261,434
PROPERTY AND EQUIPMENT, net	41,247	163,519	7,212	-	211,978
LICENSES AND OTHER ASSETS:
Licenses, net	-	516,034	8,679	-	524,713
Goodwill, net	3,151	345,533	-	-	348,684
Customer lists, net	644	10,090	-	-	10,734
Deferred debt issuance costs, net	21,910	-	-	-	21,910
Investment in consolidated subsidiaries	1,088,428	-	-	(1,088,428)	-
Other assets, net	2,859	11,310	1,922	(10,896)	5,195
Total licenses and other assets	1,116,992	882,967	10,601	(1,099,324)	911,236
	$1,365,432	$1,113,337	$19,710	$(1,113,831)	$1,384,648

CURRENT LIABILITIES:
Accounts payable	$19,203	$18,880	$497	$-	$38,580
Advance billings and customer deposits	2,527	9,286	218	-	12,031
Accrued interest	42,784	-	-	-	42,784
Other accrued expenses	34,771	49,218	36	(76,193)	7,832
Current intercompany payable	-	14,481	-	(14,481)	-
Total current liabilities	99,285	91,865	751	(90,674)	101,227
LONG-TERM LIABILITIES	1,845,645	1,020,518	33,876	(1,037,120)	1,862,919
Total liabilities	1,944,930	1,112,383	34,627	(1,127,794)	1,964,146

REDEEMABLE PREFERRED STOCK	185,658	-	-	-	185,658

SHAREHOLDERS’ EQUITY (DEFICIT):
Class A common stock; $.01 par value; 200,000 shares authorized, 15,048 outstanding	151	2	-	(2)	151
Class B common stock; $.01 par value; 10,000 shares authorized, 399 outstanding	4	-	-	-	4
Additional paid-in capital	228,149	844,559	31,679	(876,238)	228,149
Accumulated earnings (deficit)	(993,460)	(843,607)	(46,596)	890,203	(993,460)
Total shareholders’ equity (deficit)	(765,156)	954	(14,917)	13,963	(765,156)
	$1,365,432	$1,113,337	$19,710	$(1,113,831)	$1,384,648

Statement of Operations Information for the year ended December 31, 2006 (in thousands):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE:
Service	$109,158	$271,673	$6,144	$(1,755)	$385,220
Roaming	36,029	110,579	7,259	-	153,867
Equipment	5,370	19,535	468	-	25,373
Total revenue	150,557	401,787	13,871	(1,755)	564,460
OPERATING EXPENSES:
Network costs, excluding depreciation	32,839	103,510	3,009	(1,311)	138,047
Cost of equipment sales	13,464	42,291	832	-	56,587
Selling, general and administrative	64,568	79,404	3,743	(444)	147,271
Depreciation and amortization	23,720	101,846	2,849	-	128,415
Impairment of assets	-	23,800	-	-	23,800
Total operating expenses	134,591	350,851	10,433	(1,755)	494,120
OPERATING INCOME	15,966	50,936	3,438	-	70,340
OTHER INCOME (EXPENSE):
Interest expense	(194,719)	(103,578)	(3,321)	106,621	(194,997)
Interest and dividend income	114,383	99	5	(106,621)	7,866
Inter-company charges	30,229	(30,229)	-	-	-
Equity in subsidiaries	(81,923)	-	-	81,919	(4)
Other	(18)	405	(14)	-	373
Other expense, net	(132,048)	(133,303)	(3,330)	81,919	(186,762)
INCOME (LOSS) BEFORE INCOME TAXES	(116,082)	(82,367)	108	81,919	(116,422)
INCOME TAX PROVISION (BENEFIT)	(41)	(21,826)	5	21,481	(381)
NET INCOME (LOSS)	(116,041)	(60,541)	103	60,438	(116,041)
PREFERRED STOCK DIVIDEND	(14,677)	-	-	-	(14,677)
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(130,718)	$(60,541)	$103	$60,438	$(130,718)

Statement of Cash Flows Information for the year ended December 31, 2006 (in thousands):
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(116,041)	$(60,541)	$103	$60,438	$(116,041)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and customer list amortization	23,720	101,846	2,849	-	128,415
Loss on write-off of debt and preferred stock issuance costs	3,022	-	-	-	3,022
Mark-to-market adjustments - financial instruments	(197)	-	-	-	(197)
Net gain on repurchase and exchange of senior exchangeable preferred stock	(413)	-	-	-	(413)
Non-cash junior exchangeable preferred stock dividends	-	-	-	-	-
Impairment of assets	-	23,800	-	-	23,800
Stock-based compensation	1,490	-	-	-	1,490
Deferred income taxes	(41)	(21,826)	5	21,481	(381)
Amortization of debt issuance costs	5,351	-	-	-	5,351
Amortization of discount on investments	(2,878)	-	-	-	(2,878)
Other	(206)	(189)	34	-	(361)
Change in other operating elements:
Accounts receivable	4,016	1,977	501	-	6,494
Inventories	982	493	8	-	1,483
Other current assets	(344)	362	(3)	-	15
Accounts payable	(6,763)	10	(133)	-	(6,886)
Advance billings and customer deposits	127	52	(33)	-	146
Accrued senior exchangeable preferred stock dividends	47,520	-	-	-	47,520
Accrued interest	3,448	-	-	-	3,448
Other accrued expenses	(411)	(746)	(3)	-	(1,160)
Net cash provided by (used in) operating activities	(37,618)	45,238	3,328	81,919	92,867
INVESTING ACTIVITIES:
Purchases of property and equipment	(17,127)	(29,950)	(381)	-	(47,458)
Purchases of short-term investments	(188,166)	-	-	-	(188,166)
Maturities of short-term investments	148,100	-	-	-	148,100
Proceeds from sale of property and equipment	128	2,595	-	-	2,723
Other	123	(215)	(5)	-	(97)
Net cash used in investing activities	(56,942)	(27,570)	(386)	-	(84,898)
FINANCING ACTIVITIES:
Change in parent company receivable and payable	102,291	(17,423)	(2,949)	(81,919)	-
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	2,085	-	-	-	2,085
Proceeds from issuance of 8 ¼% senior secured notes	166,600	-	-	-	166,600
Redemption of senior secured floating rate notes	(160,000)	-	-	-	(160,000)
Repurchases of senior exchangeable preferred stock	(27,721)	-	-	-	(27,721)
Payments of debt issuance costs	(3,260)	-	-	-	(3,260)
Net cash (used in) provided by financing activities	79,995	(17,423)	(2,949)	(81,919)	(22,296)
NET (DECREASE) INCREASE IN CASH	(14,565)	245	(7)	-	(14,327)
CASH AND CASH EQUIVALENTS, at beginning of year	84,136	2,639	47	-	86,822
CASH AND CASH EQUIVALENTS, at end of year	$69,571	$2,884	$40	$-	$72,495

Balance Sheet Information as of December 31, 2005 (in thousands, except per share data):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

CURRENT ASSETS:
Cash and cash equivalents	$84,136	$2,639	$47	$-	$86,822
Short-term investments	66,778	-	-	-	66,778
Accounts receivable, less allowance for doubtful accounts	25,166	45,486	2,235	-	72,887
Inventories	3,721	8,945	183	-	12,849
Other current assets	1,590	2,606	84	-	4,280
Current intercompany receivable	40,778	11,460	-	(52,238)	-
Total current assets	222,169	71,136	2,549	(52,238)	243,616
PROPERTY AND EQUIPMENT, net	53,423	214,960	9,025	-	277,408
LICENSES AND OTHER ASSETS:
Licenses, net	-	539,834	8,679	-	548,513
Goodwill, net	3,151	345,533	-	-	348,684
Customer lists, net	956	28,345	-	-	29,301
Deferred debt issuance costs, net	27,022	-	-	-	27,022
Investment in consolidated subsidiaries	1,145,748	-	-	(1,145,748)	-
Other assets, net	3,569	5,624	2,218	(5,273)	6,138
Total licenses and other assets	1,180,446	919,336	10,897	(1,151,021)	959,658
	$1,456,038	$1,205,432	$22,471	$(1,203,259)	$1,480,682

CURRENT LIABILITIES:
Accounts payable	$26,894	$25,989	$609	$-	$53,492
Advance billings and customer deposits	2,395	9,239	251	-	11,885
Accrued interest	39,336	-	-	-	39,336
Other accrued expenses	34,936	49,676	39	(75,670)	8,981
Current intercompany payable	-	105,672	(4,435)	(101,237)	-
Total current liabilities	103,561	190,576	(3,536)	(176,907)	113,694
LONG-TERM LIABILITIES	1,833,483	1,037,347	41,027	(1,063,863)	1,847,994
Total liabilities	1,937,044	1,227,923	37,491	(1,240,770)	1,961,688

REDEEMABLE PREFERRED STOCK	170,976	-	-	-	170,976

SHAREHOLDERS’ EQUITY (DEFICIT):
Class A common stock; $.01 par value; 200,000 shares authorized, 13,530 outstanding	135	918	-	(918)	135
Class B common stock; $.01 par value; 10,000 shares authorized, 427 outstanding	4	-	-	-	4
Additional paid-in capital	212,420	760,152	31,679	(791,831)	212,420
Accumulated earnings (deficit)	(862,742)	(783,561)	(46,699)	830,260	(862,742)
Unearned compensation	(1,799)	-	-	-	(1,799)
Total shareholders’ equity (deficit)	(651,982)	(22,491)	(15,020)	37,511	(651,982)
	$1,456,038	$1,205,432	$22,471	$(1,203,259)	$1,480,682

Statement of Operations Information for the year ended December 31, 2005 (in thousands):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE:
Service	$95,620	$285,681	$7,555	$(1,008)	$387,848
Roaming	25,061	88,877	8,839	(3)	122,774
Equipment	6,733	26,914	666	-	34,313
Total revenue	127,414	401,472	17,060	(1,011)	544,935
OPERATING EXPENSES:
Network costs, excluding depreciation	23,270	94,688	3,117	(753)	120,322
Cost of equipment sales	11,744	45,472	1,050	-	58,266
Selling, general and administrative	39,701	108,517	4,958	(258)	152,918
Depreciation and amortization	18,128	78,779	3,556	-	100,463
Impairment of assets	7,020	-	-	-	7,020
Total operating expenses	99,863	327,456	12,681	(1,011)	438,989
OPERATING INCOME	27,551	74,016	4,379	-	105,946
OTHER INCOME (EXPENSE):
Interest expense	(171,745)	(105,133)	(2,990)	108,037	(171,831)
Interest and dividend income	110,222	34	2	(108,037)	2,221
Inter-company charges	10,140	(10,140)	-	-	-
Equity in subsidiaries	(39,134)	-	-	39,126	(8)
Other	18	(884)	(2)	-	(868)
Other expense, net	(90,499)	(116,123)	(2,990)	39,126	(170,486)
INCOME (LOSS) BEFORE INCOME TAXES	(62,948)	(42,107)	1,389	39,126	(64,540)
INCOME TAX PROVISION (BENEFIT)	1,174	(1,649)	-	57	(418)
NET INCOME (LOSS)	(64,122)	(40,458)	1,389	39,069	(64,122)
PREFERRED STOCK DIVIDEND	(7,174)	-	-	-	(7,174)
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(71,296)	$(40,458)	$1,389	$39,069	$(71,296)

Statement of Cash Flows Information for the year ended December 31, 2005 (in thousands):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(64,122)	$(40,458)	$1,389	$39,069	$(64,122)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and customer list amortization	18,128	78,779	3,556	-	100,463
Loss on write-off of debt and preferred stock issuance costs	1,533	-	-	-	1,533
Mark-to-market adjustments - financial instruments	339	-	-	-	339
Gain on repurchase of preferred stock	(5,722)	-	-	-	(5,722)
Non-cash preferred stock dividends	3,797	-	-	-	3,797
Impairment of assets	7,020	-	-	-	7,020
Stock-based compensation	680	-	-	-	680
Deferred income taxes	1,174	(1,649)	-	57	(418)
Amortization of debt issuance costs	5,460	-	-	-	5,460
Other	167	1,196	2	-	1,365
Change in other operating elements:
Accounts receivable	(9,175)	(5,241)	154	-	(14,262)
Inventories	(1,817)	(3,510)	136	-	(5,191)
Other current assets	78	(180)	(3)	-	(105)
Accounts payable	5,086	1,952	(281)	-	6,757
Advance billings and customer deposits	248	620	(59)	-	809
Accrued preferred stock dividends	33,211	-	-	-	33,211
Accrued interest	2,021	-	-	-	2,021
Other accrued expenses	(681)	(14)	(3)	-	(698)
Net cash provided by (used in) operating activities	(2,575)	31,495	4,891	39,126	72,937
INVESTING ACTIVITIES:
Purchases of property and equipment	(18,920)	(75,604)	(427)	-	(94,951)
Purchases of short-term investments	(66,778)	-	-	-	(66,778)
Proceeds from sale of property and equipment	34	213	-	-	247
Other	(103)	-	-	-	(103)
Net cash used in investing activities	(85,767)	(75,391)	(427)	-	(161,585)
FINANCING ACTIVITIES:
Change in parent company receivable and payable	(1,721)	45,282	(4,435)	(39,126)	-
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	1,570	-	-	-	1,570
Proceeds from issuance of long-term debt under the credit facility	58,000	-	-	-	58,000
Proceeds from issuance of senior subordinated floating rate notes	172,816	-	-	-	172,816
Redemption of 9 5/8% senior subordinated notes	(125,000)	-	-	-	(125,000)
Repurchases of preferred stock	(13,355)	-	-	-	(13,355)
Payments of debt issuance costs	(3,798)	-	-	-	(3,798)
Other	(102)	-	-	-	(102)
Net cash (used in) provided by financing activities	88,410	45,282	(4,435)	(39,126)	90,131
NET INCREASE IN CASH	68	1,386	29	-	1,483
CASH AND CASH EQUIVALENTS, at beginning of year	84,068	1,253	18	-	85,339
CASH AND CASH EQUIVALENTS, at end of year	$84,136	$2,639	$47	-	$86,822

Statement of Operations Information for the year ended December 31, 2004 (in thousands):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE:
Service	$86,138	$282,453	$8,944	$(316)	$377,219
Roaming	15,555	82,727	7,230	(8)	105,504
Equipment	5,667	15,652	775	-	22,094
Total revenue	107,360	380,832	16,949	(324)	504,817
OPERATING EXPENSES:
Network costs, excluding depreciation	18,298	82,602	3,435	(264)	104,071
Cost of equipment sales	8,671	30,627	1,074	-	40,372
Selling, general and administrative	33,657	96,341	5,232	(60)	135,170
Depreciation and amortization	15,630	57,188	3,537	-	76,355
Impairment of assets	-	47,136	-	-	47,136
Total operating expenses	76,256	313,894	13,278	(324)	403,104
OPERATING INCOME	31,104	66,938	3,671	-	101,713
OTHER INCOME (EXPENSE):
Interest expense	(163,870)	(166,004)	(2,438)	168,335	(163,977)
Interest and dividend income	170,044	18	-	(168,335)	1,727
Inter-company charges	(26,971)	26,971	-	-	-
Equity in subsidiaries	(69,242)	-	-	69,239	(3)
Other	(6)	(67)	-	-	(73)
Other expense, net	(90,045)	(139,082)	(2,438)	69,239	(162,326)
INCOME (LOSS) BEFORE INCOME TAXES	(58,941)	(72,144)	1,233	69,239	(60,613)
INCOME TAX PROVISION (BENEFIT)	-	13,742	-	(15,414)	(1,672)
NET INCOME (LOSS)	(58,941)	(85,886)	1,233	84,653	(58,941)
PREFERRED STOCK DIVIDEND	(12,915)	-	-	-	(12,915)
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(71,856)	$(85,886)	$1,233	$84,653	$(71,856)

Statements of Cash Flows Information for the year ended December 31, 2004 (in thousands):
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(58,941)	$(85,886)	$1,233	$84,653	$(58,941)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and customer list amortization	15,630	57,188	3,537	-	76,355
Loss on write-off of debt and preferred stock issuance costs	12,605	-	-	-	12,605
Mark-to-market adjustments - financial instruments	4,339	-	-	-	4,339
Gain on repurchase of preferred stock	(22,573)	-	-	-	(22,573)
Non-cash preferred stock dividends	28,626	-	-	-	28,626
Impairment of assets	-	47,136	-	-	47,136
Stock based compensation	41	-	-	-	41
Deferred income taxes	-	13,741	-	(15,413)	(1,672)
Amortization of debt issuance costs	5,559	-	-	-	5,559
Other	35	2,143	(44)	-	2,134
Change in other operating elements:
Accounts receivable	2,425	(3,690)	(556)	-	(1,821)
Inventories	(131)	704	(26)	-	547
Other current assets	600	(511)	-	-	89
Accounts payable	(4,877)	11,276	(246)	-	6,153
Advance billings and customer deposits	(115)	558	39	-	482
Accrued preferred stock dividends	26,747	-	-	-	26,747
Accrued interest	6,598	-	-	-	6,598
Other accrued expenses	(1,376)	(680)	(71)	-	(2,127)
Net cash provided by (used in) operating activities	15,192	41,979	3,866	69,240	130,277
INVESTING ACTIVITIES:
Purchases of property and equipment	(24,768)	(66,956)	(2,693)	-	(94,417)
Purchases of wireless properties, net	-	(725)	-	-	(725)
Net proceeds from property exchange	-	13,567	-	-	13,567
Proceeds from sale of property and equipment	25	67	-	-	92
Other	231	(207)	-	-	24
Net cash used in investing activities	(24,512)	(54,254)	(2,693)	-	(81,459)
FINANCING ACTIVITIES:
Change in parent company receivable and payable	58,151	12,262	(1,173)	(69,240)	-
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	188	-	-	-	188
Repayments of long-term debt under the credit facility	(525,724)	-	-	-	(525,724)
Proceeds from issuance of 8 1/4% senior secured notes	350,000	-	-	-	350,000
Proceeds from issuance of senior secured floating rate notes	160,000	-	-	-	160,000
Repurchase of preferred stock	(68,351)	-	-	-	(68,351)
Payments to settle interest rate swaps	(7,645)	-	-	-	(7,645)
Payments of debt issuance costs	(14,293)	-	-	-	(14,293)
Other	(201)	-	-	-	(201)
Net cash (used in) provided by financing activities	(47,875)	12,262	(1,173)	(69,240)	(106,026)
NET DECREASE IN CASH	(57,195)	(13)	-	-	(57,208)
CASH AND CASH EQUIVALENTS, at beginning of year	141,263	1,266	18	-	142,547
CASH AND CASH EQUIVALENTS, at end of year	$84,068	$1,253	$18	$-	$85,339

14. Subsequent Events

In December 2006, the Company entered into an agreement with Alltel Communications, Inc. (“Alltel”) to acquire certain southern Minnesota wireless markets. The Company would use existing cash on hand to finance the purchase.

Under the agreement, RCC would receive network assets and 25 MHz in the A-block 850 MHz licenses covering Minnesota RSAs 7, 8, 9, and 10. The southern Minnesota service area is adjacent to RCC’s northern Minnesota service area and includes approximately 80 cell sites and 33 distribution points. These markets include 28 counties in southern Minnesota. The southern Minnesota RSAs being acquired utilize CDMA technology consistent with the Company’s northern Minnesota networks. Upon completion of this acquisition, the population covered by RCC’s Midwest territory marketed networks would increase by approximately 621,000. The Company does not expect to receive material roaming revenue as part of this agreement; however, it does anticipate receiving Universal Service Fund support following its designation as an Eligible Telecommunications Carrier in these properties.

This transaction is subject to federal regulatory approvals and certain other conditions.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts

Allowance for Doubtful Accounts:

	Years ending December 31,
(in thousands)	2006	2005	2004
Balance, at beginning of year	$3,567	$2,456	$3,333
Additions charged to income	17,901	20,112	12,584
Write-offs	(18,792)	(19,001)	(13,461)
Balance, at end of year	$2,676	$3,567	$2,456

Included on the following pages are the financial statements for RCC Minnesota, Inc., a wholly-owned subsidiary of Rural Cellular Corporation. Rural Cellular Corporation is required to provide these financial statements under Regulation S-X Rule No. 3-16, “Financial Statements of Affiliates Whose Securities Collateralize an Issue Registered or Being Registered.” The securities of RCC Minnesota, Inc. collateralize RCC’s 8¼% Senior Secured Notes due 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholder and Board of Directors
Rural Cellular Corporation Minnesota
Alexandria, Minnesota

We have audited the accompanying balance sheets of RCC Minnesota, Inc. (“RCCM”), a wholly owned subsidiary of Rural Cellular Corporation (“RCC”), as of December 31, 2006 and 2005, and the related statements of operations, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of RCCM’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of RCCM at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
March 5, 2007

RCC MINNESOTA, INC.
(A WHOLLY-OWNED SUBSIDIARY OF RURAL CELLULAR CORPORATION)

BALANCE SHEETS

	As of December 31,
(In thousands,except shares and per share data)	2006	2005

ASSETS
INTERCOMPANY RECEIVABLE	$4,401	$11,460
LICENSES AND OTHER ASSETS:
Licenses, net	421,509	445,098
Deferred tax asset	10,889	5,266
Total assets	$436,799	$461,824

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$-	$49,000
Other accrued expenses	10	-
Inter-company taxes payable	20,940	20,940
Total current liabilities	20,950	69,940
LONG-TERM LIABILITIES:
Inter-company long-term debt	333,361	301,000
Other long-term liabilities	37	-
Total liabilities	354,348	370,940

COMMITMENTS AND CONTENGENCIES (Note 2)

SHAREHOLDERS’ EQUITY:
Common stock; $0.01 par value; 200,000 shares authorized; 1,000 issued and outstanding	-	-
Additional paid-in capital	68,530	68,530
Accumulated equity	13,921	22,354
Total shareholders’ equity	82,451	90,884
	$436,799	$461,824

The accompanying notes are an integral part of these financial statements.

RCC MINNESOTA, INC.
(A WHOLLY-OWNED SUBSIDIARY OF RURAL CELLULAR CORPORATION)

STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In thousands)	2006	2005	2004
REVENUE:
License management revenue	$49,821	$49,797	$99,058
Total revenue	49,821	49,797	99,058
OPERATING EXPENSES:
Corporate management expense	5,079	2,939	3,775
Other operating	834	693	407
Impairment of assets	23,800	-	24,307
Total operating expenses	29,713	3,632	28,489
OPERATING INCOME	20,108	46,165	70,569
OTHER EXPENSE:
Inter-company interest	34,164	34,705	37,942
(LOSS) INCOME BEFORE INCOME TAX PROVISION	(14,056)	11,460	32,627
INCOME TAX PROVISION (BENEFIT)	(5,623)	4,639	13,051
NET (LOSS) INCOME	$(8,433)	$6,821	$19,576

The accompanying notes are an integral part of these financial statements.

RCC MINNESOTA, INC.
(A WHOLLY-OWNED SUBSIDIARY OF RURAL CELLULAR CORPORATION)

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
For the years ended December 31, 2006, 2005, and 2004

(In thousands)	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Shareholders’ Equity (Deficit)
BALANCE, December 31, 2003	$1	$(4,043)	$(4,042)
Net income	-	19,576	19,576
BALANCE, December 31, 2004	1	15,533	15,534
Net income	-	6,821	6,821
Parent company capital contribution	68,529	-	68,529
BALANCE, December 31, 2005	68,530	22,354	90,884
Net loss	-	(8,433)	(8,433)
BALANCE, December 31, 2006	$68,530	$13,921	$82,451

The accompanying notes are an integral part of these financial statements.

RCC MINNESOTA, INC.
(A WHOLLY-OWNED SUBSIDIARY OF RURAL CELLULAR CORPORATION)
STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In thousands)	2006	2005	2004
OPERATING ACTIVITIES:
Net (loss) income	$(8,433)	$6,821	$19,576
Adjustments to reconcile to net cash provided by operating activities:
Impairment of assets	23,800	-	24,307
Deferred income taxes	(5,623)	4,639	13,051
Other	(3)	-	-
Net cash provided by operating activities	9,741	11,460	56,934
INVESTING ACTIVITIES:
Assignment of licenses from wholly-owned subsidiaries of RCC.	(211)	-	(98,804)
Acquisition of licenses	-	-	(14,526)
Disposition of licenses	-	-	34,175
Other	50	-	-
Net cash used in investing activities	(161)	-	(79,155)
FINANCING ACTIVITIES:
Net change in inter-company (receivable) / long-term debt	(9,580)	(11,460)	22,221
Net cash provided by (used in) financing activities	(9,580)	(11,460)	22,221
NET CHANGE IN CASH	-	-	-
CASH AND CASH EQUIVALENTS, at beginning of year	-	-	-
CASH AND CASH EQUIVALENTS, at end of year	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

RCC MINNESOTA, INC.
(A WHOLLY-OWNED SUBSIDIARY OF RURAL CELLULAR CORPORATION)

NOTES TO FINANCIAL STATEMENTS

1) Background and Basis of Presentation:

RCC Licenses, Inc., a wholly−owned subsidiary of Rural Cellular Corporation (“RCC”), was incorporated in 1997. In July 1998, RCC Licenses, Inc. changed its name to RCC Minnesota, Inc. (“RCCM”). RCCM’s operations are subject to the applicable rules and regulations of the Federal Communications Commission (“FCC”). Since inception, this subsidiary has not engaged in any business activity other than acquiring and holding FCC licenses and conducting business activities incidental to holding and acquiring FCC licenses.

The financial statements of RCCM are presented to comply with the requirement under Rule 3-16 of Regulation S-X of the Securities and Exchange Commission to provide financial statements of affiliates whose securities collateralize registered securities if certain significance tests are met.

History of RCC Minnesota, Inc.

The following reflects the history of RCC Licenses, Inc., founded in 1997 and renamed RCC Minnesota, Inc. in 1998:

•	October 1997, RCC assigned the cellular licenses in its Midwest territory to RCC Licenses, Inc.

•	July 1998, RCC Licenses, Inc. changed its name to RCC Minnesota, Inc.

•
December 2000, RGI Group, Inc., Western Maine Cellular, Inc., RCC Holdings, Inc., and MRCC, Inc., wholly-owned subsidiaries of RCC, assigned certain licenses to RCCM. Management agreements between RCCM and RCC operating subsidiaries commenced on December 1, 2000.

•	January 2001, Star Cellular was acquired by RCC and assigned certain licenses to RCCM.

•	February 2001, RCCM entered into an agreement to sell its 10MHz PCS licenses in its Northwest territory.

•	October 2003, RCCM acquired 1900 MHz spectrum from AT&T Wireless Services, Inc. and one of its affiliates.

•
March 2004, RCCM exchanged certain wireless properties with AT&T Wireless. Under the agreement, RCCM sold to AT&T Wireless its Oregon RSA 4 license. RCCM received from AT&T Wireless licenses in Alabama and Mississippi. In addition, RCCM received from AT&T Wireless unbuilt PCS licenses covering portions of RCC's South, Midwest, and Northwest territories.

•	May 2004, RCC Holdings, a wholly-owned subsidiary of RCC, assigned licenses in its Alabama and Mississippi markets to RCCM.

•	November 2004, RCCM acquired additional 1900 MHz PCS licenses, which cover selected areas in its Midwest and Northwest territories.

•	January 2006, RCCM was assigned paging licenses, which cover selected areas in RCC’s Midwest Territory.

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

2) Summary of Significant Accounting Policies:

Revenue Recognition — License management revenue

RCCM recognizes inter−company management revenue based upon agreements with RCC’s other operating subsidiaries, which have assigned all or a portion of their licenses to RCCM. For 2004, this allocation was based on 85% of the respective subsidiary’s operating income (excluding impairment charges) relating to such assigned licenses.

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

Interest expense. In the years ended December 31, 2006 and 2005, RCCM recognized inter-company interest expense using a rate equal to the weighted average rate of RCC’s total external debt, including preferred securities.

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

Licenses

RCCM holds licenses either granted to it by the FCC, received through acquisition, or assigned to it from RCC’s other subsidiaries. The valuation of RCCM’s licenses reflects their original acquisition cost adjusted by subsequent impairment adjustments as determined by the application of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets”(“SFAS No. 142”).

The changes in carrying amount of licenses are as follows (in thousands):

	Years Ended December 31,
	2006	2005
Beginning of year	$445,098	$445,098
Impairment of assets	(23,800)	-
Assigned from RCC wholly-owned subsidiary	211	-
End of year	$421,509	$445,098

RCCM is a wholly−owned subsidiary of RCC and applies SFAS No. 142 in evaluating license impairment. Impairment tests for indefinite−lived intangible assets, consisting of FCC licenses, are required to be performed on an annual basis or on an interim basis if an event occurs or circumstances change that would indicate the asset might be impaired. In accordance with Emerging Issues Task Force (“EITF”) No. 02−7, Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, impairment tests for FCC licenses are performed on an aggregate basis by unit of accounting. RCCM utilizes a fair value approach, incorporating discounted cash flows, to complete the test. This approach determines the fair value of the FCC licenses, using start−up model assumptions and, accordingly, incorporates cash flow assumptions regarding the investment in a network, the development of distribution channels, and other inputs for making the business operational. These inputs are included in determining free cash flows of the unit of accounting, using assumptions of weighted average costs of capital and the long−term rate of growth for the unit of accounting. RCCM believes that its estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. If any of the assumptions were to change, RCCM’s FCC licenses may become impaired.

RCC as a consolidated entity also tests for impairment as required under SFAS No. 142. This is done at the lowest reporting level for which identifiable cash flows exist. Under this guidance RCC identified five separate units of accounting. The testing required by SFAS No. 142 at the RCC level resulted in a $23.8 million and $24.3 million impairment in 2006 and 2004, respectively, while no impairment resulted in 2005. The impairment charge in 2006 and 2004 primarily resulted from a decline in license valuation in our South territory.

Inter-company receivable:

RCC funds RCCM through an inter-company account. The current receivable balance as of December 31, 2006 and 2005 was $4.4 million and $11.5 million. The balance adjusts as RCCM earns revenue and recognizes expense or as licenses are acquired or sold. This account is settled with the parent company on a periodic basis.

Inter-company long- term debt:

RCCM amended its previous $350 million long-term inter-company note to a $333 million long-term inter-company note on July 1, 2006 which matures on November 1, 2012. The note bears an interest rate equal to the weighted average cost of indebtedness of RCC and is adjusted periodically. At December 31, 2006, the weighted average cost of indebtedness was 9.95%. Inter-company note interest and the entire principal balance are due at maturity. Inter-company note interest may be pre-paid in whole or in part at anytime without premium or penalty.

Recently Issued Accounting Pronouncements

Uncertainty in Income Taxes. In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes -an interpretation of FASB Statement No. 109” (“FIN 48”), which will become effective for RCCM on January 1, 2007.  FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  RCCM has not yet determined the impact, if any, the adoption of this statement will have on its financial statements.

Measuring Fair Value. In September 2006, the FASB issued SFAS No. 157 (“SFAS No. 157”), Fair Value Measurements. This statement establishes a consistent framework for measuring fair value and expands disclosures on fair value measurements. SFAS No. 157 is effective for RCCM starting in fiscal 2008. RCCM has not determined the impact, if any, the adoption of this statement will have on its financial statements.

The Fair Value Option for Financial Assets and Financial Liabilities. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. RCCM is currently evaluating the impact of SFAS No. 159 on its financial position and results of operations.

3) Income Taxes:

RCCM’s reconciliation of income tax computed at the U.S. federal statutory rate to income tax benefit recorded in the financial statements was as follows:

	Years Ended December 31,
	2006	2005	2004
Tax at statutory rate	35.0%	35.0%	35.0%
State taxes	5.0	5.0	5.0
	40.0%	40.0%	40.0%

The components of the Company’s income tax provision consists of the following:

	Year Ended December 31,
(in thousands)	2006	2005	2004
Current
Federal	$-	$-	$1,919
State	-	-	281
	-	-	2,200

Deferred
Federal	(4,920)	4,059	9,494
State	(703)	580	1,356
	(5,623)	4,639	10,850
Total	$(5,623)	$4,639	$13,050

The income tax effect of the items that create deferred income tax assets are as follows:

	As of December 31,
(in thousands)	2006	2005
Deferred income tax assets:
Operating loss carryforwards	$29,294	$14,304
Total deferred income tax assets	29,294	14,304

Deferred income tax liabilities:
Intangible assets	(18,405)	(9,038)
Net deferred income tax asset	$10,889	$5,266

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

EXHIBIT INDEX
Exhibit No.	Document
2.1	Purchase Agreement with Alltel Communications, Inc.	***
3.1(a)	Articles of Incorporation	[1]
3.1(b)	Amendment to Articles of Incorporation effective March 24, 2000	[1]
3.2(a)	Amended and Restated Bylaws	[1]
3.2(b)	Amendment to Amended and Restated Bylaws effective March 22, 2000	[1]
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
4.2
Indenture dated August 1, 2003 between Rural Cellular Corporation, as Issuer, and U.S. Bank National Association, as Trustee, with respect to the 9 7/8% Senior Notes Due 2010, including the form of 9 7/8% Senior Notes Due 2010
[3]
4.3
Indenture dated January 16, 2002 between Rural Cellular Corporation, as Issuer, and Wells Fargo Bank Minnesota, N.A., as Trustee, with respect to the 9 3/4% Senior Subordinated Notes Due 2010, including form of 9 3/4% Senior Subordinated Notes Due 2010
[4]
4.4
Indenture dated November 7, 2005 between Rural Cellular Corporation, as Issuer, and Wells Fargo Bank, National Association, as Trustee, with respect to the Senior Subordinated Floating Rate Notes Due 2012, including form of Senior Subordinated Notes Due 2012
[5]
4.5	Certificate of Designation of 11 3/8% Senior Exchangeable Preferred Stock	[6]
4.6	Certificate of Designation of 12 ¼% Junior Exchangeable Preferred Stock	[1]
4.7(a)	Class A Share Rights Agreement dated April 30, 1999	[7]
4.7(b)	Amendment to the Class A Share Rights Agreement dated March 31, 2000	[8]
4.8(a)	Registration Rights Agreement dated March 31, 2000 by and between Rural Cellular Corporation and Telephone and Data Systems, Inc.	[9]
4.8(b)
Certificate of Designation of Voting Power, Preferences and Relative Participating, Optional and Other Special Rights, Qualifications and Restrictions of Class T Convertible Preferred Stock of Rural Cellular Corporation
[9]
4.9(a)
Preferred Stock Purchase Agreement dated April 3, 2000 among Rural Cellular Corporation, Madison Dearborn Capital Partners III, L.P., Madison Dearborn Special Equity III, L.P., Special Advisors Fund I, LLC, Boston Ventures Limited Partnership V and Toronto Dominion Investment, Inc. (collectively “Class M Investors”)
[9]
4.9(b)
Certificate of Designation of Voting Power, Preferences and Relative Participating, Optional and Other Special Rights, Qualifications and Restrictions of Class M Redeemable Voting Convertible Preferred Stock of Rural Cellular Corporation
[9]
4.9(c)	Registration Rights Agreement dated April 3, 2000 among Rural Cellular Corporation and Class M Investors	[9]
10.1(a)	Credit facility dated as of March 25, 2004 among Rural Cellular Corporation, Lehman Commercial Paper, Inc., as Administrative Agent, and Bank of America, N.A., as Documentation Agent	[2]
10.1(b)	Guarantee and Collateral Agreement dated as of March 25, 2004 among Rural Cellular Corporation, Lehman Commercial Paper Inc., as Administrative Agent, and Bank of America, N.A., as Documentation Agent	[2]
10.1(c)
Intercreditor Agreement, dated as of March 25, 2004, among Lehman Commercial Paper Inc., as Senior Agent and Account Agent, U.S. Bank National Association, as Indenture Trustee and Collateral Trustee, Rural Cellular Corporation, a Minnesota corporation, and the Guarantors
[2]
10.1 (d)	First Amendment to Credit Agreement dated October 18, 2005	[10]
10.1(e)	Second Amendment to Credit Agreement dated as of May 22, 2006	[10]
*10.2	1995 Stock Compensation Plan, as amended to date	[11]
*10.2(a)	Form of Restricted Stock Agreement pursuant to 1995 Stock Compensation Plan	[2]
*10.3	Rural Cellular Corporation 2006 Omnibus Incentive Plan	[12]
*10.3(a)	Performance Restricted Stock Unit Agreement Pursuant to 2006 Omnibus Incentive Plan	[13]
*10.3(b)	Restricted Stock Unit Agreement pursuant to 2006 Omnibus Incentive Plan	[13]
*10.4	Stock Option Plan for Nonemployee Directors, as amended to date	[14]
*10.5(a)	Employment Agreement with Richard P. Ekstrand effective January 22, 1999	[15]
*10.5(b)	Amendment to Employment Agreement with Richard P. Ekstrand effective January 1, 2001	[16]
*10.5(c)	Second Amendment to Employment Agreement with Richard P. Ekstrand effective July 24, 2001	[17]
*10.5(d)	Third Amendment to Employment Agreement with Richard P. Ekstrand effective August 23, 2001	[17]
*10.5(e)	Fourth Amendment to Employment with Richard P. Ekstrand effective February 27, 2003	[18]
*10.5(f)	Fifth Amendment to Employment with Richard P. Ekstrand effective February 17, 2005	[19]
*10.6(a)	Employment Agreement with Wesley E. Schultz effective January 22, 1999	[15]
*10.6(b)	Amendment to Employment Agreement with Wesley E. Schultz effective January 1, 2001	[16]
*10.6(c)	Second Amendment to Employment Agreement with Wesley E. Schultz effective July 24, 2001	[17]
*10.6(d)	Third Amendment to Employment Agreement with Wesley E. Schultz effective August 23, 2001	[17]
*10.6(e)	Fourth Amendment to Employment Agreement with Wesley E. Schultz effective February 17, 2005	[19]
*10.7(a)	Employment Agreement with Ann K. Newhall effective February 6, 1999	[20]
*10.7(b)	Amendment to Employment Agreement with Ann K. Newhall effective January 1, 2001	[16]
*10.7(c)	Second Amendment to Employment Agreement with Ann K. Newhall effective July 24, 2001	[17]
*10.7(d)	Third Amendment to Employment Agreement with Ann K. Newhall effective August 23, 2001	[17]
*10.7(e)	Fourth Amendment to Employment Agreement with Ann K. Newhall effective February 17, 2005	[19]
*10.8(a)	Change of Control Agreement with David Del Zoppo effective January 2, 2001	[16]
*10.8(b)	Amendment to Change of Control Agreement with David Del Zoppo effective July 24, 2001	[17]
*10.9(a)	Key Employee Deferred Compensation Plan	[21]
*10.9(b)	Amendment to Key Employee Deferred Compensation Plan	[22]

*10.9(c)	Second Amendment to Key Employee Deferred Compensation Plan	[5]
*10.10	Key Employee Deferred Compensation Plan II	[5]
**10.11(a)	Master Purchase Agreement dated March 14, 2002 by and between Rural Cellular Corporation and Ericsson Inc.	[23]
**10.11(b)	Addendum dated August 4, 2003 to Master Purchase Agreement	[23]
10.11(c)	Restated and Amended Master Purchase Agreement with Ericsson, Inc.	***
**10.12(a)	Intercarrier Multi-Standard Roaming and Colocation Agreement by and between Cingular Wireless LLC and Rural Cellular Corporation effective June 6, 2003 (“Roaming Agreement”)	[10]
**10.12(b)	Amendment No. 1 to Roaming Agreement	[10]
**10.13	Billing Services and License Agreement between VeriSign, Inc and Rural Cellular Corporation.	[24]
10.14	Purchase and License Agreement with Nortel Networks Incorporated	***
21	Subsidiaries of Registrant	****
23.1	Consent of Deloitte & Touche LLP regarding financial statements of Rural Cellular Corporation	****
23.2	Consent of Deloitte & Touche LLP regarding financial statements of RCC Minnesota, Inc.	****
31.1	Section 302 Certification Sarbanes-Oxley Act of 2002	****
31.2	Section 302 Certification Sarbanes-Oxley Act of 2002	****
32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of Sarbanes-Oxley Act	****

________________

[ 1]	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
[ 2]	Filed as an exhibit to Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.
[ 3]	Filed as an exhibit to Report on Form 10-Q for quarter ended June 30, 2003 and incorporated herein by reference
[ 4]	Filed as an exhibit to Report on Form 10-K for year ended December 31, 2001 and incorporated herein by reference
[5]	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference
[ 6]	Filed as an exhibit to Registration Statement on Form S-4 (SEC No. 333-57677), filed June 25, 1998 and incorporated herein by reference.
[ 7]	Filed as an exhibit to Registration Statement on Form 8-A filed May 19, 1999 and incorporated herein by reference.
[ 8]	Filed as an exhibit to Registration Statement on Form 8-A/A-1 filed April 18, 2000 and incorporated herein by reference.
[ 9]	Filed as an exhibit to Report on Form 8-K dated April 1, 2000 and incorporated herein by reference.
[10]	Filed as an exhibit to Amendment No. 1 to Registration Statement on Form S-4 (SEC No. 333-132744), filed June 7, 2006, and incorporated herein by reference.
[11]	Filed with definitive Proxy Statement for 2000 Annual Meeting on April 7, 2000 and incorporated herein by reference.
[12]	Filed as exhibit to Report on Form 8-K dated May 22, 2006 and incorporated herein by reference.
[13]	Filed as exhibit to Report on Form 10-Q for quarter ended June 30, 2006 and incorporated herein by reference.
[14]	Filed with definitive Proxy Statement for 2002 Annual Meeting on April 8, 2002 and incorporated herein by reference.
[15]	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.
[16]	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
[17]	Filed as an exhibit to Report on Form 10-Q/A for the quarter ended September 30, 2001 and incorporated herein by reference.
[18]	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.
[19]	Filed as an exhibit to Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference.
[20]	Filed as an exhibit to Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.
[21]	Filed as an exhibit to Report on Form 10-Q/A for the quarter ended June 30, 2001, and incorporated herein by reference.
[22]	Filed as an exhibit to Report on Form 10-K for year ended December 31, 2002, and incorporated herein by reference.
[23]	Filed as an exhibit to Report on Form 10-K/A for the year ended December 31, 2003 and incorporated herein by reference.
[24]	Filed as an exhibit to Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.

*	Management contract or compensation plan or arrangement required to be filed as an exhibit to this Form.
**
Portions of this exhibit have been omitted and filed separately with the Secretary of the Securities and Exchange Commission pursuant to Registrant’s request for confidential treatment of such information under Rule 24b-2 of the Securities Exchange Act of 1934.

***	To be filed by amendment.
****	Filed herewith.