Form 10-K/A
period 2006-12-31
RURAL CELLULAR CORP
filed 2007-03-16
CIK 869561

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K /A

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2006.
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____________________ TO ____________________.

Commission File Number 0-27416

RURAL CELLULAR CORPORATION
(Exact name of registrant as specified in its charter)
Minnesota	41-1693295
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.

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

Explanatory Note

This Amendment to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 is being filed to include Rural Cellular Corporation’s Purchase Agreement with Alltel Communications, Inc. as Exhibit 2.1, Restated and Amended Master Purchase Agreement with Ericsson, Inc. as Exhibit 10.11(c), and Purchase and License Agreement with Nortel Networks Incorporated as Exhibit 10.14. Portions of these agreements have been omitted and filed separately with the Secretary of the Securities and Exchange Commission pursuant to Registrant’s request for confidential treatment of such information under Rule 24b-2 of the Securities Exchange Act of 1934.

TABLE OF CONTENTS

PART IV	4
Item 15. Exhibits and Financial Statement Schedules	4
SIGNATURES	5
EXHIBIT INDEX	6
Purchase Agreement by and between Rural Cellular Corporation and Alltel Communications, Inc.
Restated and Amended Master Purchase Agreement with Ericsson, Inc.
Purchase and License Agreement with Nortel Networks Incorporated

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)
(1) Consolidated Financial Statements included in original Report on Form 10-K
Rural Cellular Corporation
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005, and 2004
Consolidated Statements of Shareholders’ Deficit for the Years Ended December 31, 2006, 2005, and 2004
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005, and 2004
Notes to Consolidated Financial Statements
RCC Minnesota. Inc.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Balance Sheets as of December 31, 2006 and 2005
Statements of Operations for the Years Ended December 31, 2006, 2005, and 2004
Statements of Shareholder’s Deficit for the Years Ended December 31, 2006, 2005, and 2004
Statements of Cash Flows for the Years Ended December 31, 2006, 2005, and 2004
Notes to Financial Statements

(2) Financial Statement Schedules included in original Report on Form 10-K
The following financial statement schedule is filed as part of this Form 10-K:
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

Rural Cellular Corporation

Dated: March 15, 2007	By: /s/ Richard P. Ekstrand
Richard P. Ekstrand
President and Chief Executive Officer

Rural Cellular Corporation

Dated: March 15, 2007	By: /s/ Wesley E. Schultz
Wesley E. Schultz
Chief Financial Officer (Principal Financial Officer), and Director

EXHIBIT INDEX
Exhibit No.	Document
**2.1	Purchase Agreement with Alltel Communications, Inc. dated December 13, 2006	***
3.1(a)	Articles of Incorporation	[1]
3.1(b)	Amendment to Articles of Incorporation effective March 24, 2000	[1]
3.2(a)	Amended and Restated Bylaws	[1]
3.2(b)	Amendment to Amended and Restated Bylaws effective March 22, 2000	[1]
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
[2]
10.1 (d)	First Amendment to Credit Agreement dated October 18, 2005	[10]
10.1(e)	Second Amendment to Credit Agreement dated as of May 22, 2006	[10]
*10.2	1995 Stock Compensation Plan, as amended to date	[11]
*10.2(a)	Form of Restricted Stock Agreement pursuant to 1995 Stock Compensation Plan	[2]
*10.3	Rural Cellular Corporation 2006 Omnibus Incentive Plan	[12]
*10.3(a)	Performance Restricted Stock Unit Agreement Pursuant to 2006 Omnibus Incentive Plan	[13]
*10.3(b)	Restricted Stock Unit Agreement pursuant to 2006 Omnibus Incentive Plan	[13]
*10.4	Stock Option Plan for Nonemployee Directors, as amended to date	[14]
*10.5(a)	Employment Agreement with Richard P. Ekstrand effective January 22, 1999	[15]
*10.5(b)	Amendment to Employment Agreement with Richard P. Ekstrand effective January 1, 2001	[16]
*10.5(c)	Second Amendment to Employment Agreement with Richard P. Ekstrand effective July 24, 2001	[17]
*10.5(d)	Third Amendment to Employment Agreement with Richard P. Ekstrand effective August 23, 2001	[17]
*10.5(e)	Fourth Amendment to Employment with Richard P. Ekstrand effective February 27, 2003	[18]
*10.5(f)	Fifth Amendment to Employment with Richard P. Ekstrand effective February 17, 2005	[19]
*10.6(a)	Employment Agreement with Wesley E. Schultz effective January 22, 1999	[15]
*10.6(b)	Amendment to Employment Agreement with Wesley E. Schultz effective January 1, 2001	[16]
*10.6(c)	Second Amendment to Employment Agreement with Wesley E. Schultz effective July 24, 2001	[17]
*10.6(d)	Third Amendment to Employment Agreement with Wesley E. Schultz effective August 23, 2001	[17]
*10.6(e)	Fourth Amendment to Employment Agreement with Wesley E. Schultz effective February 17, 2005	[19]
*10.7(a)	Employment Agreement with Ann K. Newhall effective February 6, 1999	[20]
*10.7(b)	Amendment to Employment Agreement with Ann K. Newhall effective January 1, 2001	[16]
*10.7(c)	Second Amendment to Employment Agreement with Ann K. Newhall effective July 24, 2001	[17]
*10.7(d)	Third Amendment to Employment Agreement with Ann K. Newhall effective August 23, 2001	[17]
*10.7(e)	Fourth Amendment to Employment Agreement with Ann K. Newhall effective February 17, 2005	[19]
*10.8(a)	Change of Control Agreement with David Del Zoppo effective January 2, 2001	[16]
*10.8(b)	Amendment to Change of Control Agreement with David Del Zoppo effective July 24, 2001	[17]
*10.9(a)	Key Employee Deferred Compensation Plan	[21]
*10.9(b)	Amendment to Key Employee Deferred Compensation Plan	[22]
*10.9(c)	Second Amendment to Key Employee Deferred Compensation Plan	[5]
*10.10	Key Employee Deferred Compensation Plan II	[5]
**10.11(a)	Master Purchase Agreement dated March 14, 2002 by and between Rural Cellular Corporation and Ericsson Inc.	[23]
**10.11(b)	Addendum dated August 4, 2003 to Master Purchase Agreement	[23]
**10.11(c)	Restated and Amended Master Purchase Agreement with Ericsson, Inc. dated November 22, 2006	***
**10.12(a)	Intercarrier Multi-Standard Roaming and Colocation Agreement by and between Cingular Wireless LLC and Rural Cellular Corporation effective June 6, 2003 (“Roaming Agreement”)	[10]
**10.12(b)	Amendment No. 1 to Roaming Agreement	[10]
**10.13	Billing Services and License Agreement between VeriSign, Inc and Rural Cellular Corporation.	[24]
**10.14	Purchase and License Agreement with Nortel Networks Incorporated dated December 29, 2006	***
21	Subsidiaries of Registrant	[25]
23.1	Consent of Deloitte & Touche LLP regarding financial statements of Rural Cellular Corporation	[25]
23.2	Consent of Deloitte & Touche LLP regarding financial statements of RCC Minnesota, Inc.	[25]
31.1	Section 302 Certification Sarbanes-Oxley Act of 2002	[25]
31.2	Section 302 Certification Sarbanes-Oxley Act of 2002	[25]
32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of Sarbanes-Oxley Act	[25]

[ 1]	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
[ 2]	Filed as an exhibit to Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.
[ 3]	Filed as an exhibit to Report on Form 10-Q for quarter ended June 30, 2003 and incorporated herein by reference
[ 4]	Filed as an exhibit to Report on Form 10-K for year ended December 31, 2001 and incorporated herein by reference
[5]	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference
[ 6]	Filed as an exhibit to Registration Statement on Form S-4 (SEC No. 333-57677), filed June 25, 1998 and incorporated herein by reference.
[ 7]	Filed as an exhibit to Registration Statement on Form 8-A filed May 19, 1999 and incorporated herein by reference.
[ 8]	Filed as an exhibit to Registration Statement on Form 8-A/A-1 filed April 18, 2000 and incorporated herein by reference.
[ 9]	Filed as an exhibit to Report on Form 8-K dated April 1, 2000 and incorporated herein by reference.
[10]	Filed as an exhibit to Amendment No. 1 to Registration Statement on Form S-4 (SEC No. 333-132744), filed June 7, 2006, and incorporated herein by reference.
[11]	Filed with definitive Proxy Statement for 2000 Annual Meeting on April 7, 2000 and incorporated herein by reference.
[12]	Filed as exhibit to Report on Form 8-K dated May 22, 2006 and incorporated herein by reference.
[13]	Filed as exhibit to Report on Form 10-Q for quarter ended June 30, 2006 and incorporated herein by reference.
[14]	Filed with definitive Proxy Statement for 2002 Annual Meeting on April 8, 2002 and incorporated herein by reference.
[15]	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.
[16]	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
[17]	Filed as an exhibit to Report on Form 10-Q/A for the quarter ended September 30, 2001 and incorporated herein by reference.
[18]	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.
[19]	Filed as an exhibit to Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference.
[20]	Filed as an exhibit to Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.
[21]	Filed as an exhibit to Report on Form 10-Q/A for the quarter ended June 30, 2001, and incorporated herein by reference.
[22]	Filed as an exhibit to Report on Form 10-K for year ended December 31, 2002, and incorporated herein by reference.
[23]	Filed as an exhibit to Report on Form 10-K/A for the year ended December 31, 2003 and incorporated herein by reference.
[24]	Filed as an exhibit to Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.
[25]	Filed as an exhibit to Report on Form 10-K for year ended December 31, 2006, and incorporated herein by reference.
*	Management contract or compensation plan or arrangement required to be filed as an exhibit to this Form.
**
Portions of this exhibit have been omitted and filed separately with the Secretary of the Securities and Exchange Commission pursuant to Registrant’s request for confidential treatment of such information under Rule 24b-2 of the Securities Exchange Act of 1934.

***	Filed herewith.