Form 10-Q
period 2007-03-31
RURAL CELLULAR CORP
filed 2007-05-03
CIK 869561

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2007.
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

Large accelerated file (  )    Accelerated filer (X)  Non-accelerated filer (  )

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

(  ) YES NO (X)

Number of shares of common stock outstanding as of the close of business on April 30, 2007.

Class A	15,156,749
Class B	398,727

TABLE OF CONTENTS

Page #
Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006	3
Condensed Consolidated Statements of Operations - Three months ended March 31, 2007 and 2006	5
Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2007 and 2006	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures about Market Risk	35
Item 4. Controls and Procedures	36
Part II. Other Information
Item 1A. Risk Factors	36
Item 3. Defaults upon Senior Securities	36
Item 5. Other Information	37
Item 6. Exhibits and Reports on Form 8-K	37
Signatures	38
Exhibits
Certification of CEO Pursuant to Rule 13a-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)
Certification Pursuant to Section 906
Press release - First Quarter 2007 Financial Results

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

(In thousands)
	March 31, 2007	December 31, 2006

CURRENT ASSETS:
Cash and cash equivalents	$136,668	$72,495
Short-term investments	48,470	110,716
Accounts receivable, less allowance for doubtful accounts of $2,388 and $2,676	56,514	62,592
Inventories,	8,281	11,366
Other current assets	4,851	4,265
Total current assets	254,784	261,434

PROPERTY AND EQUIPMENT, net	202,446	211,978

LICENSES AND OTHER ASSETS:
Licenses, net	524,713	524,713
Goodwill, net	348,684	348,684
Customer lists, net	6,482	10,734
Deferred debt issuance costs, net	20,597	21,910
Other assets, net	4,623	5,195
Total licenses and other assets	905,099	911,236
	$1,362,329	$1,384,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ DEFICIT (Unaudited)
(in thousands, except per share data)	March 31, 2007	December 31, 2006

CURRENT LIABILITIES:
Accounts payable	$35,299	$38,580
Advance billings and customer deposits	12,630	12,031
Accrued interest	16,823	42,784
Other accrued expenses	7,263	7,832
Total current liabilities	72,015	101,227
LONG-TERM LIABILITIES	1,877,335	1,862,919
Total liabilities	1,949,350	1,964,146

REDEEMABLE PREFERRED STOCK	189,458	185,658

SHAREHOLDERS’ DEFICIT:
Class A common stock; $.01 par value; 200,000 shares authorized, 15,098 and 15,048 outstanding	151	151
Class B common stock; $.01 par value; 10,000 shares authorized, 398 and 398 outstanding	4	4
Additional paid-in capital	229,144	228,149
Accumulated deficit	(1,005,778)	(993,460)
Total shareholders’ deficit	(776,479)	(765,156)
	$1,362,329	$1,384,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in thousands, except per share data)	Three Months Ended March 31,
	2007	2006
REVENUE:
Service	$97,874	$95,970
Roaming	35,947	30,806
Equipment	6,409	6,356
Total revenue	140,230	133,132
OPERATING EXPENSES:
Network costs, excluding depreciation	34,522	32,307
Cost of equipment sales	12,872	13,027
Selling, general and administrative	33,794	34,250
Depreciation and amortization	22,210	29,427
Total operating expenses	103,398	109,011
OPERATING INCOME	36,832	24,121
OTHER INCOME (EXPENSE):
Interest expense	(47,643)	(46,340)
Interest and dividend income	2,241	1,500
Other	(27)	(210)
Other expense, net	(45,429)	(45,050)
LOSS BEFORE INCOME TAX BENEFIT	(8,597)	(20,929)
INCOME TAX BENEFIT	(79)	(105)
NET LOSS	(8,518)	(20,824)
PREFERRED STOCK DIVIDEND	(3,800)	(3,514)
LOSS APPLICABLE TO COMMON SHARES	$(12,318)	$(24,338)
BASIC AND DILUTED WEIGHTED AVERAGE SHARES USED TO COMPUTE LOSS PER SHARE	15,307	13,979

NET LOSS PER BASIC AND DILUTED SHARE	$(0.80)	$(1.74)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)	Three Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(8,518)	$(20,824)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and customer list amortization	22,210	29,427
Loss on write-off of preferred exchangeable stock issuance costs	-	42
Mark-to-market adjustments - financial instruments	(13)	(428)
Net gain on repurchase of senior exchangeable preferred stock	-	(173)
Stock based compensation	414	63
Deferred income taxes	(79)	(105)
Amortization of debt issuance costs	1,313	1,370
Amortization of discount on investments	(1,027)	(250)
Other	(480)	302
Change in other operating elements:
Accounts receivable	3,422	9,750
Inventories	3,085	4,632
Other current assets	(585)	247
Accounts payable	(457)	(9,973)
Advance billings and customer deposits	599	(151)
Accrued senior and junior exchangeable preferred stock dividends	14,738	13,828
Accrued interest	(25,961)	(22,217)
Other accrued expenses	(569)	(1,677)
Net cash provided by operating activities	8,092	3,863
INVESTING ACTIVITIES:
Purchases of property and equipment	(8,319)	(12,804)
Purchases of short-term investments	(20,497)	(38,234)
Maturities of short-term investments	83,770	18,999
Proceeds from sale of property and equipment	9	374
Other	531	(208)
Net cash provided by (used in) investing activities	55,494	(31,873)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	587	1,888
Repurchases of senior exchangeable preferred stock	-	(5,518)
Net cash provided by (used in) financing activities	587	(3,630)
NET INCREASE (DECREASE) IN CASH	64,173	(31,640)
CASH AND CASH EQUIVALENTS, at beginning of year	72,495	86,822
CASH AND CASH EQUIVALENTS, at end of period	$136,668	$55,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1)	BASIS OF PRESENTATION:

Throughout this document, Rural Cellular Corporation and its subsidiaries are referred to as “RCC,” “we,” “our,” or “us.”

The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2007 and 2006 have been prepared by management. In the opinion of management, only normal recurring adjustments necessary to fairly present the financial position, results of operations, and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the operating results for the full fiscal year or for any other interim periods.

2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

For a detailed discussion of our significant accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes in the application of our significant accounting policies except as described below. Applications of these policies in preparing the first quarter 10-Q require that estimates be made by management to fairly present the financial position of RCC.

Recently Issued Accounting Pronouncements

Measuring Fair Value. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS No. 157”), Fair Value Measurements. This statement establishes a consistent framework for measuring fair value and expands disclosures on fair value measurements. SFAS No. 157 is effective for RCC starting in fiscal 2008. We have not determined the impact, if any, the adoption of this statement will have on our consolidated financial statements.

The Fair Value Option for Financial Assets and Financial Liabilities. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 159 on our consolidated financial position and results of operations.

Recently Adopted Accounting Pronouncements

Uncertainty in Income Taxes. On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

We file U.S. federal and state income tax returns.  Due to our NOL carryforwards, we are subject to U.S. federal, state and local income tax examinations by tax authorities for years beginning 1992 and forward.  There was no cumulative effect related to adopting FIN 48. However, certain amounts have been reclassified in the statement of financial position in order to comply with the requirements of the statement.

As of January 1, 2007, we have reduced our deferred tax assets and corresponding valuation allowance for $5,425,000 of unrecognized tax benefits related to various state income tax matters. None of this amount, if recognized, would impact our effective tax rate. During the first quarter of 2007, our total liability for unrecognized tax benefits did not materially increase or decrease.

Our policy is to record penalties and interest related to unrecognized tax benefits in income tax expense. As of January 1, 2007, we have not recorded penalties or interest.

We do not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

Sales Taxes Collected From Customers and Remitted to Governmental Authorities. In March 2006, FASB Emerging Issues Task Force issued Issue 06-03 (“EITF 06-03”), How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement. A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes. The guidance is effective for periods beginning after December 15, 2006. We present sales net of sales taxes. Our adoption of EITF 06-03 on January 1, 2007 did not have an effect on our policy related to sales taxes and, therefore, did not have an effect on our consolidated financial statements.

3)	ACCOUNTING FOR SHARE BASED PAYMENTS:

Stock-based compensation in our financial statements was recognized for all stock-based compensation expense arrangements, including employee and non-employee stock options granted after January 1, 2006 and all stock-based compensation arrangements granted prior to January 1, 2006 remaining unvested as of such date, commencing with the quarter ended March 31, 2006. Accordingly, for the three months ended March 31, 2007, we recognized stock-based compensation of $414,000.

We use the Black-Scholes option pricing model as our method of valuation for stock-based awards. Our determination of the fair value of stock−based awards on the date of grant is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award, our expected stock price volatility over the term of the award and actual and projected exercise behaviors. Although the fair value of stock-based awards is determined in accordance with SFAS No. 123(R) and SAB 107, the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results.

The following table summarizes plan activity under our various stock compensation plans from December 31, 2006 through March 31, 2007:

	2006 Omnibus Incentive and Prior Plans	Employee Stock Purchase Plan
Shares available for issuance at December 31, 2006	1,111,909	138,374
Options granted	-	-
Non-vested shares awarded	(50,000)	-
Options forfeited	1,520	-
Non-vested shares forfeited	23,293	-
Shares available for issuance at March 31, 2007	1,086,722	138,374

Non-Vested Shares

Under the 1995 Stock Compensation Plan and the 2006 Omnibus Incentive Plan, RCC has entered into non-vested stock agreements with certain key employees, covering the issuance of Class A common stock. These awards are considered non-vested shares under SFAS No. 123(R), as defined. If the relevant performance measures are achieved, the vesting of the awards is subject only to the remaining term of the grantee’s employment. Non-vested shares awarded to nonemployee directors include service conditions. Management has accrued compensation cost based on expectations of whether the conditions as described will be met and reviews these expectations quarterly.

For the three months ended March 31, 2007 transactions in non-vested shares were as follows:

	Shares	Weighted Average Fair Value
Non-vested shares outstanding, December 31, 2006	248,346	$11.09
Granted	50,000	$14.21
Vested	(398)	$9.51
Forfeited	(23,293)	$13.70
Non-vested shares outstanding, March 31, 2007	274,655	$11.44

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, employees who satisfy certain length of service and other criteria are permitted to purchase shares of Class A common stock at 85% of the fair market value of the Class A common stock on the first business day of January or the last business day of December of each year, whichever is lower. The number of shares authorized to be issued under the Employee Stock Purchase Plan is 750,000. Each year, employees participate in this plan by making contributions through payroll deduction. The shares under the Employee Stock Purchase Plan are expensed during the year the employee makes the contribution.

Stock Options

Stock options granted to employees typically vest ratably over five years and have a maximum term of ten years. Stock options granted to directors typically vest in full after one year and have a maximum term of six years. The expense related to these options is recorded on a straight-line basis over the vesting period.

There were no options granted during the three months ended March 31, 2007 and 2006. Accordingly, there were no option valuation assumptions made and no expense recognized related to new option issuances during the three months ended March 31, 2007 and 2006.

Information related to stock options issued under various plans is as follows:

	Three Months Ended March 31, 2007
	Shares	Weighted Average Exercise Price
Outstanding, at December 31, 2006	1,653,004	$14.77
Granted	-	-
Exercised	(22,475)	$8.23
Forfeited	(1,520)	$1.97
Outstanding, at March 31, 2007	1,629,009	$14.88
Exercisable, at March 31, 2007	1,351,989	$16.78
Weighted average fair value of options granted	-	$13.28

4)	LICENSES AND OTHER INTANGIBLE ASSETS:

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

Customer list amortization expense for the three months ended March 31, 2007 and 2006 was approximately $4.3 million and $4.6 million, respectively. Annual customer list amortization expense is estimated to be $8.6 million in 2007, $2.1 million in 2008, and $26,000 after 2008.

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

In accordance with Emerging Issues Task Force (“EITF”) No. 02-7 (“EITF 02-7”), Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, impairment tests for indefinite-lived intangible assets, including FCC licenses, are required to be performed on an annual basis or on an interim basis if an event occurs or circumstances change that would indicate the asset might be impaired. We utilize a fair value approach, incorporating discounted cash flows, to complete the test. This approach determines the fair value of the FCC licenses, using start-up model assumptions and, accordingly, incorporates cash flow assumptions regarding the investment in a network, the development of distribution channels, and other inputs for making the business operational. These inputs are included in determining free cash flows of the reporting unit, using assumptions of weighted average costs of capital and the long-term rate of growth for each reporting unit. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. If any of the assumptions were to change, FCC licenses may become impaired. There was no impairment charge in the three months ended March 31, 2007 and 2006.

5)	LONG-TERM LIABILITIES:

We had the following long-term liabilities outstanding (in thousands):

	March 31, 2007	December 31, 2006

Line of credit	$58,000	$58,000
8 ¼% senior secured notes	510,000	510,000
9 7/8% senior notes	325,000	325,000
9 ¾% senior subordinated notes	300,000	300,000
Senior subordinated floating rate notes	175,000	175,000
11 3/8% senior exchangeable preferred stock	115,488	115,488
Accrued dividends on 11 3/8% senior exchangeable preferred stock	39,535	34,611
12 ¼% junior exchangeable preferred stock	255,558	255,558
Accrued dividends on 12 1/4% junior exchangeable preferred stock	74,731	64,917
Premium on senior secured notes offering	5,240	5,572
Discount on senior subordinated floating rate notes	(1,856)	(1,917
Deferred tax liability	13,039	13,143
Asset retirement obligations and other	7,600	7,547
Long-term liabilities	$1,877,335	$1,862,919

Credit Facility. As of March 31, 2007, we had drawn $58 million under our revolving credit facility due 2010 at a rate of LIBOR plus 2.0% (7.57% as of March 31, 2007). The credit facility is subject to various covenants, including the ratio of senior secured indebtedness to annualized operating cash flow (as defined in the credit facility), the ratio of total indebtedness to annualized operating cash flow, and the ratio of annualized operating cash flow to interest expense. RCC was in compliance with all financial covenants at March 31, 2007.

See Note 9 “Events Subsequent to March 31, 2007” regarding an amendment to our revolving credit facility which will permit certain dividend payments and replaces all financial covenant ratios with one new senior secured first lien debt covenant.

8 ¼% Senior Secured Notes - In March 2004 and May 2006, we issued $510 million aggregate principal amount of 8 1/4% senior secured notes due March 15, 2012 (“2012 notes”).

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

9 3/4 % Senior Subordinated Notes - In 2002, we issued $300 million principal amount of 9 ¾% senior subordinated notes due 2010. Interest on the 9 ¾% senior subordinated notes is payable semi-annually on January 15 and July 15. The 9¾% senior subordinated notes will mature on January 15, 2010. We may redeem the 9 3/4% notes at prices starting at 103.250% of the principal amount beginning January 15, 2007, declining to 101.625% and 100.000% at January 15, 2008 and 2009, respectively, plus accrued and unpaid interest to but excluding the date fixed for redemption.

Senior Subordinated Floating Rate Notes. In November 2005, we issued $175 million of Senior Subordinated Floating Rate Notes due 2012, which were sold at an original issue discount of $2.2 million, or 1.25%. The effective interest rate at March 31, 2007 was 11.4%. Interest is reset quarterly.

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

At March 31, 2007, RCC was nine dividend payments in arrears, and accordingly a “Voting Rights Triggering Event” existed. RCC has accrued $39.5 million in undeclared dividends on the senior exchangeable preferred stock, which will be payable at the mandatory redemption date, if not sooner declared and paid. RCC may redeem the senior exchangeable preferred stock, in whole or in part, at any time at a redemption price equal to 101.422% of the liquidation preference at May 15, 2006, declining to 100.000% at May 15, 2007, plus accumulated and unpaid dividends, if any, to but excluding the redemption date. While a Voting Rights Triggering Event exists, the holders of the senior exchangeable preferred stock have the right to elect two members of our Board of Directors.

See Note 9 “Events Subsequent to March 31, 2007” regarding our announced intention to pay all outstanding senior exchangeable preferred stock dividends and to exchange all outstanding senior exchangeable preferred stock ($115.5 million) for 11 3/8% Senior Subordinated Debentures, which will mature on May 15, 2010.

12 1/4% Junior Exchangeable Preferred Stock - Due February 15, 2011. Dividends on the junior exchangeable preferred stock are cumulative, are payable quarterly, and are to be paid on any dividend payment date occurring after February 15, 2005 in cash. As of March 31, 2007, we had not declared or paid the cash dividends due since May 2005. RCC has accrued the undeclared dividends by increasing the carrying amount of the junior exchangeable preferred stock. At March 31, 2007, RCC had accrued $74.7 million in undeclared dividends with respect to our junior exchangeable preferred stock, which will be payable at the mandatory redemption date, if not sooner declared and paid. Since we continued to not pay the dividends on the junior exchangeable preferred stock, beginning August 15, 2006, the holders have the right to elect two directors to our board. Accordingly, we have received notice of the nomination of two individuals for these positions, which will be voted upon at the Annual Meeting on May 25, 2007.

We may redeem the junior exchangeable preferred stock in whole or in part, at any time, at a redemption price equal to 103.063% of the liquidation preference, declining to 101.531% at February 15, 2008, and 100.000% at February 15, 2009, plus accumulated and unpaid dividends, if any, to but excluding the redemption date.

See Note 9 “Events Subsequent to March 31, 2007” regarding our announced intention to pay the four quarterly dividends which were payable on our junior exchangeable preferred stock on August 15, 2006, November 15, 2006, February 15, 2007, and May 15, 2007.

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

While a Voting Rights Triggering Event exists, certain terms of our junior exchangeable preferred stock, if enforceable, may prohibit incurrence of additional indebtedness.

RCC’s 11 3/8% Senior Exchangeable and 12 ¼ % Junior Exchangeable Preferred securities are classified as Long-Term Liabilities, since the securities are mandatorily redeemable and are exchangeable at our option for debentures of like terms. The dividend expense related to these instruments is classified as interest expense and for the three months ended March 31, 2007 and 2006 was $14.7 million and $13.8 million, respectively.

6)	REDEEMABLE PREFERRED STOCK:

In April 2000, we issued 110,000 shares of Class M Voting Convertible Preferred stock. The security has a liquidation preference of $1,000 per share and is to be redeemed on April 3, 2012 at 100% of its total liquidation preference plus accumulated and unpaid dividends. Based on SFAS No. 150 guidelines, RCC’s Class M Preferred Stock does not meet the characteristics of a liability and is presented between liability and equity on the RCC’s balance sheet.

Class M Voting Convertible Preferred security balance sheet reconciliation (in thousands):

As of March 31, 2007
Preferred securities originally issued	$110,000
Accrued dividends	81,400
Unamortized issuance costs	(1,942)
$189,458

Dividends on the Class M convertible preferred stock are compounded quarterly, accrue at 8% per annum, and are payable upon redemption of the stock or upon liquidation of RCC. The Class M convertible preferred stock is convertible into our Class A common stock at $46.71 per share. Dividends are not payable if the shares are converted. The holders of the Class M convertible preferred stock are entitled to vote on all matters submitted to the holders of the common stock on an as-converted basis. The Class M convertible preferred stock is senior to our common stock with respect to dividend rights and rights on liquidation, winding-up and dissolution of RCC.

The Class M convertible preferred stock, is redeemable at 100% of its total liquidation preference plus accumulated and unpaid dividends at April 3, 2012.

7)	NET INTEREST EXPENSE

Components of interest expense are as follows:

(in thousands)	Three Months Ended March 31,
	2007	2006

Interest expense on credit facility	$1,100	$1,093
Interest expense on senior secured notes	10,186	10,831
Interest expense on senior notes	8,023	8,023
Interest expense on senior subordinated notes	12,235	11,857
Amortization of debt issuance costs	1,313	1,370
Write-off of debt issuance costs	-	42
Senior and junior preferred stock dividends	14,739	13,828
Effect of derivative instruments	(13)	(428)
Gain on repurchase of senior exchangeable preferred stock	-	(173)
Other	60	(103)
	$47,643	$46,340

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

Balance Sheet Information as of March 31, 2007 (unaudited)
(In thousands, except per share data):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

CURRENT ASSETS:
Cash and cash equivalents	$133,334	$3,300	$34	$-	$136,668
Short term investments	48,470	-	-	-	48,470
Accounts receivable, less allowance for doubtful accounts	22,308	32,577	1,629	-	56,514
Inventories	3,309	4,885	87	-	8,281
Other current assets	2,085	2,694	72	-	4,851
Current inter-company receivable	(6,510)	6,602	-	(92)	-
Total current assets	202,996	50,058	1,822	(92)	254,784
PROPERTY AND EQUIPMENT, net	39,932	155,620	6,894	-	202,446
LICENSES AND OTHER ASSETS:
Licenses, net	-	516,034	8,679	-	524,713
Goodwill, net	3,151	345,533	-	-	348,684
Customer lists, net	568	5,914	-	-	6,482
Deferred debt issuance costs, net	20,597	-	-	-	20,597
Investment in consolidated subsidiaries	1,073,358	-	-	(1,073,358)	-
Other assets, net	2,359	10,274	1,846	(9,856)	4,623
Total licenses and other assets	1,100,033	877,755	10,525	(1,083,214)	905,099
	$1,342,961	$1,083,433	$19,241	$(1,083,306)	$1,362,329

CURRENT LIABILITIES:
Accounts payable	$16,428	$18,560	$311	$-	$35,299
Advance billings and customer deposits	2,649	9,680	301	-	12,630
Accrued interest	16,823	-	-	-	16,823
Other accrued expenses	33,948	49,622	53	(76,360)	7,263
Current inter-company payable	-	170	(78)	(92)	-
Total current liabilities	69,848	78,032	587	(76,452)	72,015
LONG-TERM LIABILITIES	1,860,134	1,005,330	33,474	(1,021,603)	1,877,335
Total liabilities	1,929,982	1,083,362	34,061	(1,098,055)	1,949,350

REDEEMABLE PREFERRED STOCK	189,458	-	-	-	189,458

SHAREHOLDERS’ EQUITY (DEFICIT):
Class A common stock; $.01 par value; 200,000 shares authorized,15,098 outstanding	151	2	-	(2)	151
Class B common stock; $.01 par value; 10,000 shares authorized, 398 outstanding	4	-	-	-	4
Additional paid-in capital	229,144	844,559	31,679	(876,238)	229,144
Accumulated earnings (deficit)	(1,005,778)	(844,490)	(46,499)	890,989	(1,005,778)
Total shareholders’ equity (deficit)	(776,479)	71	(14,820)	14,749	(776,479)
	$1,342,961	$1,083,433	$19,241	$(1,083,306)	$1,362,329

Balance Sheet Information as of December 31, 2006
(in thousands, except per share data):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

CURRENT ASSETS:
Cash and cash equivalents	$69,571	$2,884	$40	$-	$72,495
Short-term investments	110,716	-	-	-	110,716
Accounts receivable, less allowance for doubtful accounts	26,387	34,610	1,595	-	62,592
Inventories	2,739	8,452	175	-	11,366
Other current assets	1,940	2,263	87	(25)	4,265
Current inter-company receivable	(4,160)	18,642	-	(14,482)	-
Total current assets	207,193	66,851	1,897	(14,507)	261,434
PROPERTY AND EQUIPMENT, net	41,247	163,519	7,212	-	211,978
LICENSES AND OTHER ASSETS:
Licenses, net	-	516,034	8,679	-	524,713
Goodwill, net	3,151	345,533	-	-	348,684
Customer lists, net	644	10,090	-	-	10,734
Deferred debt issuance costs, net	21,910	-	-	-	21,910
Investment in consolidated subsidiaries	1,088,428	-	-	(1,088,428)	-
Other assets, net	2,859	11,310	1,922	(10,896)	5,195
Total licenses and other assets	1,116,992	882,967	10,601	(1,099,324)	911,236
	$1,365,432	$1,113,337	$19,710	$(1,113,831)	$1,384,648

CURRENT LIABILITIES:
Accounts payable	$19,203	$18,880	$497	$-	$38,580
Advance billings and customer deposits	2,527	9,286	218	-	12,031
Accrued interest	42,784	-	-	-	42,784
Other accrued expenses	34,771	49,218	36	(76,193)	7,832
Current inter-company payable	-	14,481	-	(14,481)	-
Total current liabilities	99,285	91,865	751	(90,674)	101,227
LONG-TERM LIABILITIES	1,845,645	1,020,518	33,876	(1,037,120)	1,862,919
Total liabilities	1,944,930	1,112,383	34,627	(1,127,794)	1,964,146

REDEEMABLE PREFERRED STOCK	185,658	-	-	-	185,658

SHAREHOLDERS’ EQUITY (DEFICIT):
Class A common stock; $.01 par value; 200,000 shares authorized, 15,048 outstanding	151	2	-	(2)	151
Class B common stock; $.01 par value; 10,000 shares authorized, 398 outstanding	4	-	-	-	4
Additional paid-in capital	228,149	844,559	31,679	(876,238)	228,149
Accumulated earnings (deficit)	(993,460)	(843,607)	(46,596)	890,203	(993,460)
Total shareholders’ equity (deficit)	(765,156)	954	(14,917)	13,963	(765,156)
	$1,365,432	$1,113,337	$19,710	$(1,113,831)	$1,384,648

Statement of Operations Information for the Three Months Ended March 31, 2007
(unaudited) (in thousands):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE:
Service	$29,793	$67,153	$1,425	$(497)	$97,874
Roaming	7,458	26,817	1,672	-	35,947
Equipment	1,346	4,922	141	-	6,409
Total revenue	38,597	98,892	3,238	(497)	140,230
OPERATING EXPENSES:
Network costs, excluding depreciation	9,285	24,934	704	(401)	34,522
Cost of equipment sales	3,169	9,459	244	-	12,872
Selling, general and administrative	18,165	14,857	868	(96)	33,794
Depreciation and amortization	5,922	15,773	515	-	22,210
Total operating expenses	36,541	65,023	2,331	(497)	103,398
OPERATING INCOME	2,056	33,869	907	-	36,832
OTHER INCOME (EXPENSE):
Interest expense	(47,608)	(24,715)	(805)	25,485	(47,643)
Interest and dividend income	27,701	25	-	(25,485)	2,241
Inter-company charges	9,136	(9,136)	-	-	-
Equity in subsidiaries	202	-	-	(202)	-
Other	-	(27)	-	-	(27)
Other expense, net	(10,569)	(33,853)	(805)	(202)	(45,429)
INCOME (LOSS) BEFORE INCOME TAXES	(8,513)	16	102	(202)	(8,597)
INCOME TAX PROVISION (BENEFIT)	5	899	5	(988)	(79)
NET INCOME (LOSS)	(8,518)	(883)	97	786	(8,518)
PREFERRED STOCK DIVIDEND	(3,800)	-	-	-	(3,800)
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(12,318)	$(883)	$97	$786	$(12,318)

Statement of Operations Information for the Three Months Ended March 31, 2006
(unaudited) (in thousands):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE:
Service	$25,673	$69,064	$1,632	$(399)	$95,970
Roaming	5,912	22,842	2,052	-	30,806
Equipment	1,250	4,972	134	-	6,356
Total revenue	32,835	96,878	3,818	(399)	133,132
OPERATING EXPENSES:
Network costs, excluding depreciation	6,851	25,042	698	(284)	32,307
Cost of equipment sales	3,141	9,665	221	-	13,027
Selling, general and administrative	14,128	19,284	953	(115)	34,250
Depreciation and amortization	5,046	23,615	766	-	29,427
Total operating expenses	29,166	77,606	2,638	(399)	109,011
OPERATING INCOME	3,669	19,272	1,180	-	24,121
OTHER INCOME (EXPENSE):
Interest expense	(46,322)	(25,921)	(804)	26,707	(46,340)
Interest and dividend income	28,185	22	-	(26,707)	1,500
Inter-company charges	4,377	(4,377)	-	-	-
Equity in subsidiaries	(10,714)	-	-	10,714	-
Other	(19)	(179)	(12)	-	(210)
Other expense, net	(24,493)	(30,455)	(816)	10,714	(45,050)
INCOME (LOSS) BEFORE INCOME TAXES	(20,824)	(11,183)	364	10,714	(20,929)
INCOME TAX PROVISION (BENEFIT)	-	(14,495)	-	14,390	(105)
NET INCOME (LOSS)	(20,824)	3,312	364	(3,676)	(20,824)
PREFERRED STOCK DIVIDEND	(3,514)	-	-	-	(3,514)
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(24,338)	$3,312	$364	$(3,676)	$(24,338)

Statement of Cash Flows Information for Three Months Ended March 31, 2007
(unaudited) (in thousands):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(8,518)	$(883)	$97	$786	$(8,518)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and customer list amortization	5,922	15,773	515	-	22,210
Mark-to-market adjustments - financial instruments	(13)	-	-	-	(13)
Stock-based compensation	414	-	-	-	414
Deferred income taxes	5	899	5	(988)	(79)
Amortization of debt issuance costs	1,313	-	-	-	1,313
Amortization of discount on investments	(1027)	-	-	-	(1,027)
Other	(532)	50	2	-	(480)
Change in other operating elements:
Accounts receivable	1,440	2,016	(34)	-	3,422
Inventories	(569)	3,566	88	-	3,085
Other current assets	(144)	(456)	15	-	(585)
Accounts payable	(2,046)	1,730	(141)	-	(457)
Advance billings and customer deposits	122	394	83	-	599
Accrued senior and junior preferred stock dividends	14,738	-	-	-	14,738
Accrued interest	(25,961)	-	-	-	(25,961)
Other accrued expenses	(824)	238	17	-	(569)
Net cash provided by (used in) operating activities	(15,680)	23,327	647	(202)	8,092
INVESTING ACTIVITIES:
Purchases of property and equipment	(2,372)	(5,780)	(167)	-	(8,319)
Purchases of short-term investments	(20,497)	-	-	-	(20,497)
Maturities of short-term investments	83,770	-	-	-	83,770
Proceeds from sale of property and equipment	-	9	-	-	9
Other	536	-	(5)	-	531
Net cash (used in) provided by investing activities	61,437	(5,771)	(172)	-	55,494
FINANCING ACTIVITIES:
Change in parent company receivable and payable	17,419	(17,140)	(481)	202	-
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	587	-	-	-	587
Net cash (used in) provided by financing activities	18,006	(17,140)	(481)	202	587
NET (DECREASE) INCREASE IN CASH	63,763	416	(6)	-	64,173
CASH AND CASH EQUIVALENTS, at beginning of year	69,571	2,884	40	-	72,495
CASH AND CASH EQUIVALENTS, at end of period	$133,334	$3,300	$34	$-	$136,668

Statement of Cash Flows Information for Three Months Ended March 31, 2006
(unaudited) (in thousands):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(20,824)	$3,312	$364	$(3,676)	$(20,824)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and customer list amortization	5,046	23,615	766	-	29,427
Loss on write-off of exchangeable preferred stock issuance costs	42	-	-	-	42
Mark-to-market adjustments - financial instruments	(428)	-	-	-	(428)
Gain on repurchase of senior exchangeable preferred stock	(173)	-	-	-	(173)
Stock-based compensation	63	-	-	-	63
Deferred income taxes	-	(14,495)	-	14,390	(105)
Amortization of debt issuance costs	1,370	-	-	-	1,370
Amortization of discount on investments	(250)	-	-	-	(250)
Other	113	176	13	-	302
Change in other operating elements:
Accounts receivable	2,208	7,332	210	-	9,750
Inventories	1,175	3,491	(34)	-	4,632
Other current assets	179	(35)	103	-	247
Accounts payable	(6,918)	(2,921)	(134)	-	(9,973)
Advance billings and customer deposits	25	(168)	(8)	-	(151)
Accrued preferred stock dividends	13,828	-	-	-	13,828
Accrued interest	(22,217)	-	-	-	(22,217)
Other accrued expenses	(1,708)	28	3	-	(1,677)
Net cash provided by (used in) operating activities	(28,469)	20,335	1,283	10,714	3,863
INVESTING ACTIVITIES:
Purchases of property and equipment	(2,989)	(9,846)	31	-	(12,804)
Purchases of short-term investments	(38,234)	-	-	-	(38,234)
Maturities of short-term investments	18,999	-	-	-	18,999
Proceeds from sale of property and equipment	67	307	-	-	374
Other	296	(504)	-	-	(208)
Net cash (used in) provided by investing activities	(21,861)	(10,043)	31	-	(31,873)
FINANCING ACTIVITIES:
Change in parent company receivable and payable	22,283	(10,241)	(1,328)	(10,714)	-
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	1,888	-	-	-	1,888
Repurchases of senior exchangeable preferred stock	(5,518)	-	-	-	(5,518)
Net cash (used in) provided by financing activities	18,653	(10,241)	(1,328)	(10,714)	(3,630)
NET (DECREASE) INCREASE IN CASH	(31,677)	51	(14)	-	(31,640)
CASH AND CASH EQUIVALENTS, at beginning of year	84,136	2,639	47	-	86,822
CASH AND CASH EQUIVALENTS, at end of period	$52,459	$2,690	$33	$-	$55,182

9) EVENTS SUBSEQUENT TO MARCH 31, 2007

Southern Minnesota Property Purchase - On April 4, 2007, we completed the $45 million cash purchase of southern Minnesota wireless markets. These markets include 28 counties in southern Minnesota and, as of March 31, 2007, support a postpaid customer base of approximately 34,000. With these new properties, the population covered by RCC’s Midwest territory marketed networks increases by approximately 621,000 to 2.1 million. The southern Minnesota service area is adjacent to RCC’s northern Minnesota service area and includes approximately 80 cell sites and 33 distribution points. RCC purchased network assets and 25 MHz of spectrum within the 800-850 MHz band (A-block) covering Minnesota RSAs 7, 8, 9, and 10. The southern Minnesota RSAs acquired utilize CDMA technology consistent with our northern Minnesota networks.

Exchange of 11 3/8% Senior Exchangeable Preferred Stock - On April 13, 2007 we announced our intention to exchange all outstanding 11 3/8% Senior Exchangeable Preferred Stock ($115.5 million) for 11 3/8% Senior Subordinated Debentures, which will mature on May 15, 2010. Interest on the new debentures will be payable semi-annually on May 15 and November 15.

Payment of Dividends on Preferred Stock. We will pay nine accrued dividends on the Senior Preferred stock. These dividend payments will total approximately $355.40 per share, including accrued interest. The record date for these dividends is May 1, 2007, and the payment date is May 15, 2007. The aggregate dividends, which will total approximately $41 million, will be paid from existing cash.

We intend to pay four dividends on our 12 ¼% Junior Exchangeable Preferred Stock, representing the quarterly dividends payable on August 15, 2006, November 15, 2006, February 15, 2007, and May 15, 2007. The dividend payments will total approximately $128.24 per share, including accrued interest. The record date for these dividends is May 1, 2007, and the payment date is May 15, 2007. The aggregate total dividends, which will total approximately $33 million, will be paid from existing cash. The payment of these dividends will reduce the number of unpaid quarterly dividends to five.

Amendment to Credit Agreement. In April 2007, we negotiated an amendment to our revolving credit facility explicitly permitting the above mentioned dividend payments and replacing all financial covenant ratios with one new senior secured first lien debt covenant, under which the ratio as of the last day of any quarter of Senior Secured First Lien Debt outstanding to Adjusted EBITDA (as defined in the credit agreement) for the applicable Reference Period cannot exceed 1.00 to 1.00.

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

Our marketed networks covered a total population of approximately 6.6 million POPs and served approximately 716,000 voice customers as of March 31, 2007. We have national roaming agreements in our markets with Cingular (effective through December 2009) and Verizon (effective through December 2009). Under these agreements, we are able to attain preferred roaming status by overlaying our existing TDMA networks in our Central, South, Northeast and Northwest networks with GSM/GPRS/EDGE technology and our Midwest network with CDMA technology. We also have various agreements with T-Mobile, which are effective through December 2007.

On April 4, 2007, we completed the $45 million cash purchase of southern Minnesota wireless markets. These markets include 28 counties in southern Minnesota and, as of March 31, 2007, support a postpaid customer base of approximately 34,000. With these new properties, the population covered by RCC’s marketed networks increases by approximately 621,000 to 7.2 million. RCC purchased network assets and A-block cellular licenses covering Minnesota RSAs 7, 8, 9, and 10. The southern Minnesota RSAs acquired utilize CDMA technology consistent with our northern Minnesota networks.

Summary of three months ended March 31, 2007

Our second quarter operating performance reflects:

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

Also included are charges for features such as voicemail, handset insurance, international calling, SMS and MMS messaging, and incollect revenue, which consists of charges to our customers when they use their wireless phones in other wireless markets. We do not charge installation or connection fees. We also include in service revenue the Universal Service Fund (“USF”) support funding that we receive as a result of our Eligible Telecommunication Carrier (“ETC”) status in certain states and the USF pass-through fees we charge our customers.

•
Roaming revenue includes only outcollect revenue, which we receive when other wireless providers’ customers use our network.

Our average monthly roaming revenue per cellular customer typically increases during the second and third calendar quarters.  This increase reflects greater usage by our roaming customers who travel in our cellular service areas for weekend and vacation recreation or work in seasonal industries.

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

Interest expense includes the following:

o	Interest expense on our credit facility, senior secured notes, senior notes, and senior subordinated notes,
o	Amortization of debt issuance costs,
o	Early extinguishment of debt issuance costs,
o	Dividends on senior and junior exchangeable preferred stock,
o	Amortization of preferred stock issuance costs,
o	Gain (loss) on derivative instruments, and
o	Gains (losses) on repurchase and exchange of preferred stock.

•	Preferred stock dividends are accrued on our outstanding Class M convertible preferred stock.

Customer Base

Our customer base consists of three categories: postpaid, wholesale, and prepaid.

(1)
Postpaid customers accounted for the largest portion of our customer base as of March 31, 2007, at 83.0%. These customers pay a monthly access fee for a wireless service plan that generally includes a fixed number of minutes and certain service features. In addition to the monthly access fee, these customers are typically billed in arrears for data usage, roaming charges, and minutes of use exceeding the rate plans.

(2)
Wholesale customers are similar to our postpaid customers in that they pay monthly fees to utilize our network and services; however, the customers are billed by a third party (reseller), who has effectively resold our service to the end user (customer). We in turn bill the third party for the monthly usage of the end user. Wholesale customers accounted for 15.7% of our total customer base as of March 31, 2007.

(3)
Prepaid customers pay in advance to utilize our network and services and allow us to minimize bad debt, billing and collection costs. Typically, prepaid customers produce lower LSR and higher churn than postpaid customers. Our prepaid customers accounted for 1.3% of our customer base as of March 31, 2007.

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

For a detailed discussion of our significant accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes in the application of our significant accounting policies subsequent to the report. Application of these policies in preparing the first quarter 10-Q requires that estimates be made by management to fairly present the financial position of RCC.

RESULTS OF OPERATIONS

The following tables present certain consolidated statement of operations data as a percentage of total revenue as well as other operating data for the periods indicated.

(in thousands)	Three Months Ended March 31,
	2007		2006
	Amount	% of revenue	Amount	% of revenue
REVENUE:
Service	$97,874	69.8%	$95,970	72.1%
Roaming	35,947	25.6	30,806	23.1
Equipment	6,409	4.6	6,356	4.8
Total revenue	140,230	100.0	133,132	100.0
OPERATING EXPENSES:
Network costs, excluding depreciation	34,522	24.6	32,307	24.3
Cost of equipment sales	12,872	9.2	13,027	9.8
Selling, general and administrative	33,794	24.1	34,250	25.7
Depreciation and amortization	22,210	15.8	29,427	22.1
Total operating expenses	103,398	73.7	109,011	81.9
OPERATING INCOME	36,832	26.3	24,121	18.1
OTHER INCOME (EXPENSE):
Interest expense	(47,643)	(34.0)	(46,340)	(34.8)
Interest and dividend income	2,241	1.6	1,500	1.1
Other	(27)	0.0	(210)	(0.2)
Other expense, net	(45,429)	(32.4)	(45,050)	(33.9)
LOSS BEFORE INCOME TAX BENEFIT	(8,597)	(6.1)	(20,929)	(15.8)
INCOME TAX BENEFIT	(79)	(0.1)	(105)	(0.1)
NET LOSS	(8,518)	(6.0)	(20,824)	(15.7)
PREFERRED STOCK DIVIDEND	(3,800)	(2.7)	(3,514)	(2.6)
LOSS APPLICABLE TO COMMON SHARES	$(12,318)	(8.7)%	$(24,338)	(18.3)%

Consolidated Operating Data:	Three Months Ended March 31,
	2007	2006
Penetration (1) (2)	9.1%	9.2%
Retention (3)	98.1%	97.4%
Average monthly revenue per customer (4)	$72	$69
Local service revenue per customer (5)	$52	$51
Acquisition cost per customer (6)	$478	$532

Voice customers at period end
Postpaid	594,327	586,548
Prepaid	8,937	11,886
Wholesale	112,368	99,377
Total customers	715,632	697,811

Direct marketed POPs (1)
RCC Cellular	5,828,000	5,751,000
Wireless Alliance	776,000	754,000
Total POPs	6,604,000	6,505,000

(1)	Reflects 2000 U.S. Census Bureau data updated for December 2002.
(2)	Represents the ratio of wireless voice customers, excluding wholesale customers, at the end of the period to population served (“POPs”).
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

	Three Months Ended March 31,
	2007	2006
Retention
Postpaid wireless voice customers discontinuing service (1)	33,296	46,742
Weighted average three month aggregate postpaid wireless voice customers (2)	1,767,961	1,775,665
Churn (1) ÷ (2)	1.9%	2.6%
Retention (1 minus churn)	98.1%	97.4%

Acquisition Cost Per Customer
(in thousands, except customer gross additions and acquisition cost per customer )

Selling and marketing expense	$13,784	$13,045
Net cost of equipment	6,463	6,671
Adjustments to cost of equipment	654	568
Total costs used in the calculation of acquisition cost per customer (3)	$20,901	$20,284
Customer postpaid and prepaid gross additions (4)	43,728	38,096
Acquisition cost per customer (3) ÷ (4)	$478	$532

Local Service Revenue Per Customer (“LSR”)
(in thousands, except weighted average three month aggregate postpaid wireless voice customers and LSR)
Revenues (as reported in Consolidated Statements of Operations)
Service revenues	$97,874	$95,970
Non postpaid revenue adjustments	(5,792)	(4,966)
Service revenues for LSR (5)	$92,082	$91,004
Weighted average three month aggregate postpaid wireless voice customers (6)	1,767,961	1,775,665
LSR (5) ÷ (6)	$52	$51

Average Revenue Per Customer (“ARPU”)
(in thousands, except weighted average three month aggregate postpaid wireless voice customers and ARPU)
Revenues (as reported in Consolidated Statements of Operations)
Service revenues	$97,874	$95,970
Roaming revenues	35,947	30,806
Total	133,821	126,776

Non postpaid revenue adjustments:	(5,792)	(4,966)
Service revenues for ARPU (7)	$128,029	$121,810
Weighted average three month aggregate postpaid wireless voice customers (8)	1,767,961	1,775,665
ARPU (7) ÷ (8)	$72	$69

Three months ended March 31, 2007 and 2006

Revenue:
	Three Months Ended March 31,
(In thousands)	2007	2006	$ Change	% Change
Service	$97,874	$95,970	$1,904	2.0%
Roaming	35,947	30,806	5,141	16.7%
Equipment	6,409	6,356	53	0.8%
Total operating revenue	$140,230	$133,132	$7,098	5.3%

Service Revenue	Three Months Ended March 31,
(In thousands)	2007	2006	$ Change	% Change
Local service	$82,872	$81,403	$1,469	1.8%
USF support	11,141	11,299	(158)	(1.4)%
Regulatory pass through	3,688	3,072	616	20.1%
Other	173	196	(23)	(11.7)%
Total service revenue	$97,874	$95,970	$1,904	2.0%

The increase in service revenue for the three months ended March 31, 2007 primarily reflects a 1.3% increase in postpaid customers as compared to March 31, 2006 together with an increase in LSR to $52 compared to $51 for the three months ended March 31, 2006. The LSR increase in 2007 was primarily due to an increase in data revenue. The increase in regulatory pass-through fees reflects an increase in overall customers and a change in rates.

We are currently receiving USF support in the states of Alabama, Kansas, Maine, Minnesota, Mississippi, New Hampshire, Oregon, South Dakota, Vermont, and Washington. Reflecting relatively consistent customer levels, USF support payments were $11.1 million for the three months ended March 31, 2007 as compared to $11.3 million for the three months ended March 31, 2006. Reflecting the additional of our Southern Minnesota markets, we expect USF support in 2007 to be slightly higher than in 2006.

Customers. Total customers increased 9,974 during the quarter to 715,632. Postpaid customer gross additions increased 16.9% to 41,531 for the quarter compared to 35,521 last year. Postpaid customer retention was 98.1% for the quarter compared to 97.4% in the first quarter last year. As a result of the improved gross additions and retention, postpaid customers grew by 8,235 during the quarter compared to a loss of 11,221 last year.

As of March 31, 2007, approximately 86% of our postpaid customers were using new technology devices compared to 82% at December 31, 2006. We continue to experience higher retention rates and LSR from our new technology customers and therefore will continue to migrate our legacy customer base to new technology products.

Roaming Revenue. The 16.7% increase in roaming revenue during the three months ended March 31, 2007 primarily reflects a 19.6% increase in outcollect minutes and a significant increase in data revenue, which together were partially offset by a decline in our roaming yield. Our outcollect yield for the three months ended March 31, 2007 was $0.10 per minute as compared to $0.11 per minute in the three months ended March 31, 2006. Data roaming revenue for the three months ended March 31, 2007 was $2.8 million as compared to $498,000 in the comparable period of last year.

For the three months ended March 31, 2007, and 2006, Cingular, Verizon Wireless, and T−Mobile together accounted for approximately 94% and 93%, respectively, of our total outcollect roaming minutes.

We anticipate 2007 roaming minute increases to offset anticipated roaming yield declines, which, together with the full year operation of our new technology networks, should result in 2007 roaming revenue exceeding 2006 levels.

Equipment Revenue. Equipment revenue was $6.4 million for both the three month periods ended March 31, 2007 and 2006. Offsetting a decline in handset pricing was a 16.9% increase in gross postpaid additions to 41,531 as compared to 35,521 during the comparable period of the prior year. Customer handset migrations for the three months ended March 31, 2007 were 46,069 as compared to 45,049 in 2006.

Operating Expenses
	Three Months Ended March 31,
(In thousands)	2007	2006	$ Change	% Change
Network cost
Incollect cost	$12,832	$10,777	$2,055	19.1%
Other network cost	21,690	21,530	160	0.7%
	34,522	32,307	2,215	6.9%
Cost of equipment sales	12,872	13,027	(155)	(1.2)%
Selling, general and administrative	33,794	34,250	(456)	(1.3)%
Depreciation and amortization	22,210	29,427	(7,217)	(24.5)%
Total operating expenses	$103,398	$109,011	$(5,613)	(5.1)%

Network Cost. Network cost, as a percentage of total revenues, increased to 24.6% for the three months ended March 31, 2007 as compared to 24.3% for the three months ended March 31, 2006. This change increase is primarily due to additional incollect cost. Cell sites increased to 1,163 at March 31, 2007 as compared to 1,102 at March 31, 2006.

During the three months ended March 31, 2007 incollect minutes increased 32% compared to the prior year. Partially offsetting the effect of increased incollect minutes was a decline in incollect cost per minute for the three months ended March 31, 2007 to approximately $0.08 per minute as compared to $0.09 for the three months ended March 31, 2006.

We anticipate network costs to be higher in 2007, reflecting an increased number of cell sites, increased network traffic, and higher outsourced data service costs.

Cost of Equipment Sales. As a percentage of revenue, cost of equipment sales for the three months ended March 31, 2007 decreased to 9.2% as compared to 9.8% for the three months ended March 31, 2006. Cost of equipment sales decreased 1.2% to $12.9 million for the three months ended March 31, 2007, primarily reflecting lower handset pricing partially offset by an increase in gross customer additions. The average cost of a handset was $132 for the three months ended March 31, 2007 as compared to $145 for the three months ended March 31, 2006. Gross postpaid additions for the three months ended March 31, 2006 were 41,531 as compared to 35,521 during the comparable period of 2006. Customer handset migrations for the three months ended March 31, 2007 were 46,069 as compared to 45,049 in the comparable period of the prior year.

As of March 31, 2007, approximately 86% of our postpaid customers were using new technology devices as compared to 82% at December 31, 2006.

Our new technology customers provide higher retention rates and LSR; therefore, we plan to substantially complete the migration of the legacy customer base to new technology products throughout 2007.

Selling, General and Administrative.

Components of SG&A are as follows:
(in thousands)	Three Months Ended March 31,
	2007	2006	$ Change	% Change
General and administrative	$14,321	$14,000	$321	2.3%
Sales and marketing	13,784	13,046	738	5.7%
Regulatory pass-through fees	3,918	3,237	681	21.0%
Stock based compensation	414	63	351	557.1%
Bad debt	1,357	3,904	(2,547)	(65.2)%
	$33,794	$34,250	$(456)	(1.3)%

As a percentage of revenue, SG&A decreased to 24.1% for the three months ended March 31, 2007 as compared to 25.7% for the three months ended March 31, 2006. Contributing to the decrease in G&A was lower bad debt expense, which we believe reflects higher credit quality customers and improved collection processes. Partially offsetting the decline in bad debt was increased sales and marketing expense, which resulted in gross postpaid additions for the three months ended March 31, 2006 to increase to 41,531 as compared to 35,521 during the comparable period of the prior year.

Bad debt expense decreased by $2.5 million for the three months ended March 31, 2007 to $1.4 million, indicating the improving quality of our customer base. Additionally, the decrease reflects the receipt of $785,000 from the sale of previously written off accounts.

Regulatory pass-through fees increased 21.0% to $3.9 million for the three months ended March 31, 2007 reflecting additional customers and higher regulatory rates.

Stock-based compensation - SG&A. In accordance with our adoption of SFAS No. 123(R), stock-based compensation in our financial statements was recognized for all stock-based compensation expense arrangements, including employee and non-employee stock options granted after January 1, 2006 and all stock-based compensation arrangements granted prior to January 1, 2006, remaining unvested as of such date, commencing with the quarter ended March 31, 2006. Accordingly, for the three months ended March 31, 2007, stock-based compensation increased from $63,000 for the three months ended March 31, 2006 to $414,000 for the three months ended March 31, 2007, primarily reflecting the issuance of restricted stock units and options during the second quarter of 2006.

We expect SG&A in 2007 will be comparable to 2006.

Depreciation and Amortization. Depreciation and amortization expense decreased 24.5% for the three months ended March 31, 2007 to $22.2 million as compared to $29.4 million for the three months ended March 31, 2006. This decrease reflects the fully depreciated status of our TDMA cell site assets at December 31, 2006. Reflecting the fully depreciated status of these TDMA assets, we expect depreciation for 2007 to be less than in 2006.

Other Income (Expense)

Interest Expense.

Components of interest expense are as follows:
(in thousands)	Three Months Ended March 31,
	2007	2006	$ Change	% Change

Interest expense on credit facility	$1,100	$1,093	$7	0.6%
Interest expense on senior secured notes	10,186	10,831	(645)	(6.0)%
Interest expense on senior notes	8,023	8,023	-	0.0%
Interest expense on senior subordinated notes	12,235	11,857	378	3.2%
Amortization of debt issuance costs	1,313	1,370	(57)	(4.2)%
Write-off of debt issuance costs	-	42	(42)	(100.0)%
Senior and junior preferred stock dividends	14,739	13,828	911	6.6%
Effect of derivative instruments	(13)	(428)	415	97.0%
Gain on repurchase of senior exchangeable preferred stock	-	(173)	173	100.0%
Other	60	(103)	163	158.3%
	$47,643	$46,340	$1,303	2.8%

Interest expense for the three months ended March 31, 2007 increased 2.8% primarily reflecting increased levels of accrued dividends on our 11 3/8% Senior Exchangeable Preferred Stock and 12 ¼% Junior Exchangeable Preferred Stock.

Gain on repurchase of Senior Exchangeable Preferred Stock. We did not repurchase any of our senior exchangeable preferred stock during the three months ended March 31, 2007. During the three months ended March 31, 2006, we repurchased an aggregate of 4,560 shares of our senior exchangeable stock for an aggregate of $5.5 million. The corresponding gain of $173,000, not including transaction commissions and other related fees, is recorded as a reduction of interest.

Cash interest expense for the three months ended March 31, 2007 was $57.8 million as compared to $53.8 million in the three months ended March 31, 2006.

Preferred Stock Dividends. Preferred stock dividends for the three months ended March 31, 2007 increased by 8.1% to $3.8 million as compared to $3.5 million in the three months ended March 31, 2006. The increase in preferred stock dividends reflects the compounding effect of the accrual of past dividends.

LIQUIDITY AND CAPITAL RESOURCES

We need cash primarily for working capital, capital expenditures related to our network construction efforts, debt service, customer growth initiatives, and purchases of additional spectrum. In past years, we have met these requirements through cash flow from operations, borrowings under our credit facility, sales of common stock, and issuance of long-term debt and preferred stock.

We believe our networks continue to perform well as shown by increasing customer and roaming MOUs and we continue to manage the process of transferring our networks from TDMA / analog to new technologies. Our cell site count has increased from 1,158 at December 31, 2006 to 1,163 at March 31, 2007. We expect to add approximately the same number of cell sites in 2007 as we did in 2006, which will add capacity within our networks, allowing them to carry increased roaming traffic and to accommodate new technology customers. We anticipate our total capital expenditures for 2007 will be funded primarily from cash on hand and operating cash flow. Primarily reflecting our efforts to provide additional network capacity, capital expenditures for the three months ended March 31, 2007 were $8.3 million. During the three months ended March 31, 2006, capital expenditures were $12.8 million.

Senior and Junior Exchangeable Preferred Stock. Because we have failed to pay six or more quarterly dividends on our senior and junior exchangeable preferred stock, a “Voting Rights Triggering Event,” as defined in their respective Certificates of Designation, exists. Accordingly, the holders of senior and junior exchangeable preferred stock each have the right to elect two directors. While a “Voting Rights Triggering Event” exists, certain terms of our senior and junior exchangeable preferred stock, if enforceable, may prohibit incurrence of additional indebtedness, including borrowings under our revolving credit facility. See Note 9 “Events Subsequent to March 31, 2007” regarding our announced intention to pay all outstanding 11 3/8% Senior Exchangeable Preferred Stock dividends, four 12 ¼% Junior Exchangeable Preferred Stock dividends, and to exchange all outstanding 11 3/8% Senior Exchangeable Preferred Stock ($115.5 million) for 11 3/8% Senior Subordinated Debentures, which will mature on May 15, 2010.

Total accrued dividends in arrears for both the junior and senior exchangeable preferred securities, through March 31, 2007, were approximately $114.3 million.

Credit Facility. Our credit facility is subject to various covenants, including the ratio of senior secured indebtedness to annualized operating cash flow (as defined in the credit facility), the ratio of total indebtedness to annualized operating cash flow, and the ratio of annualized operating cash flow to interest expense. We were in compliance with the credit facility covenants as of March 31, 2007. (See Note 9 “Events Subsequent to March 31, 2007”)

Our borrowings under the revolving credit facility bear interest at rates based on, at our option, either (i) the one, two, three, six, or, if made available by the lender, nine or twelve month Eurodollar rate, which is determined by reference to the Adjusted LIBOR rate, or (ii) the Alternate Base Rate, which is the higher of the prime lending rate on page 5 of the Telerate Service and the Federal Funds Effective Rate plus 1/2 of 1 percent. In each case, we are required to pay an additional margin of interest above the Eurodollar rate or the Alternate Base Rate. The margin is based on the ratio of our senior secured debt to our adjusted cash flow. The margin above the Alternate Base Rate ranges from 1.00% to 1.25%. The margin above the Eurodollar rate fluctuates from 2.00% to 2.25%. At March 31, 2007, the effective interest rate was 7.57%.

Cash flows for the three months ended March 31, 2007, compared with the three months ended March 31, 2006.

	Three Months Ended March 31,
(in thousands)	2006	2005	Change
Net cash provided by operating activities	$8,092	$3,863	$4,229
Net cash provided by (used in) investing activities	55,494	(31,873)	87,367
Net cash provided by (used in) financing activities	587	(3,630)	4,217
Net (decrease) increase in cash and cash equivalents	64,173	(31,640)	95,813

Cash and cash equivalents, at beginning of year	72,495	86,822	(14,327)
Cash and cash equivalents, at end of period	$136,668	$55,182	$81,486

Net cash provided by operating activities was $8.1 million for the three months ended March 31, 2007. Adjustments to the $8.5 million net loss to reconcile to net cash provided by operating activities primarily include $22.2 million in depreciation and amortization and a $14.7 million increase in accrued preferred stock dividends. Partially offsetting these items was a $26.0 million decrease in accrued interest.

Net cash provided by investing activities for the three months ended March 31, 2007 was $55.5 million. This amount included $83.8 million in maturities of short-term investments which were partially offset by $8.3 million for purchases of property and equipment and $20.5 million in short-term investment purchases. The majority of property and equipment purchases were related to maintenance related to our 2.5G network. Our 2.5G network construction commitments to our roaming partners and to equipment vendors have been substantially met.

Net cash provided by financing activities for the three months ended March 31, 2007 was $587,000, reflecting proceeds from the issuance of common stock pursuant to our employee stock purchase plan and upon exercise of stock options.

Liquidity. Primarily reflecting positive cash flow from operations during the three months ended March 31, 2007, RCC’s cash and cash equivalents and short-term investments increased to $185.1 million as compared to $183.2 million at December 31, 2006. Cash interest payments during the three months ended March 31, 2007 were $57.8 million as compared to $53.8 million during the three months ended March 31, 2006.

Under the documents governing our indebtedness, we are able to make limited restricted payments, including the repurchase of senior subordinated notes or preferred stock and the payment of dividends to holders of our equity securities.

Events Subsequent To March 31, 2007.  Events affecting our future liquidity include the following (see also Note 9 "Events Subsequent to March 31, 2007"):

•	On April 4, 2007, we closed on our $45 million southern Minnesota wireless market acquisition.

•
On May 15, 2007, we intend to exchange all outstanding 11 3/8% Senior Exchangeable Preferred Stock ($115.5 million) for 11 3/8% Senior Subordinated Debentures, which will mature on May 15, 2010. Interest on the new debentures will be payable semi-annually on May 15 and November 15. We will pay nine accrued dividends, totalling approximately $41 million, as part of the exchange of all outstanding 11 3/8% Senior Exchangeable Preferred Stock.

•	On May 15, 2007, we intend to pay four quarterly dividends on our 12 ¼% Junior Exchangeable Preferred Stock, which will total approximately $33 million.

Under the indentures of our debt instruments, we will have adequate restricted payment capacity for the anticipated May 15, 2007 Senior and Junior Exchangeable preferred stock dividend payments.

We believe that cash flows from operations, cash, cash equivalents, and short term investments will be sufficient to enable us to meet required cash commitments through the next twelve-month period, and we anticipate we will be in compliance with our covenants under the credit facility.

Supplemental Disclosure of Condensed Consolidated Cash Flow Information

(in thousands)	Three Months Ended March 31,
	2007	2006
Cash paid for:
Interest	$57,787	$53,820

Forward-Looking Statements

Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although RCC believes that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. A number of factors could cause actual results, performance, achievements of RCC, or industry results to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, competitive considerations, success of customer enrollment initiatives, the ability to increase wireless usage and reduce customer acquisition costs, the ability to improve customer retention, the successful integration of any acquired operations with RCC’s existing operations, the ability to negotiate favorable roaming agreements, the ability to service debt, and other factors discussed in RCC's Report on Form 10-K for the year ended December 31, 2006 and in other filings with the Securities and Exchange Commission. Investors are cautioned that all forward-looking statements involve risks and uncertainties.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have issued debt and preferred securities and used bank credit facilities as well as cash from operations to finance our capital requirements and operations. These financial instruments, to the extent they provide for variable rates of interest, expose us to interest rate risk. One percentage point of an interest rate adjustment would have changed our cash interest payments on an annual basis by approximately $2.3 million as of March 31, 2007.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of March 31, 2007, based on an evaluation carried out under the supervision and with the participation of RCC’s management, including the chief executive officer (CEO) and the chief financial officer (CFO), of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that RCC’s disclosure controls and procedures are effective.

There was no change in our internal control over financial reporting during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS

See “Risk Factors” in Part I — Item 1A. in our Annual Report on Form 10−K for the year ended December 31, 2006 for information on risk factors. There were no material changes in the nature or status of our risk factors as described in our Annual Report on Form 10−K for the year ended December 31, 2006.

Item 3. DEFAULTS UPON SENIOR SECURITIES

(b) Preferred Stock Dividends

11 ⅜% Senior Exchangeable Preferred Stock. At March 31, 2007, RCC was nine dividend payments in arrears, creating a “Voting Rights Triggering Event.” Accrued dividends in arrearage, through May 2, 2007, were approximately $41 million. (See Note 9 “Events Subsequent to March 31, 2007” regarding our announced intention to pay all outstanding 11 3/8% Senior Exchangeable Preferred Stock dividends and to exchange all outstanding 11 3/8% Senior Exchangeable Preferred Stock ($115.5 million) for 11 3/8% Senior Subordinated Debentures, which will mature on May 15, 2010.)

12¼% Junior Exchangeable Preferred Stock. We have not declared or paid the cash dividends due since May 2005. At March 31, 2007, RCC was eight dividend payments in arrears, creating a “Voting Rights Triggering Event.” Accrued dividends in arrearage, through May 2, 2007, were approximately $78 million. (See Note 9 “Events Subsequent to March 31, 2007” regarding our announced intention to pay four 12 ¼% Junior Exchangeable Preferred Stock quarterly dividends which were payable on August 15, 2006, November 15, 2006, February 15, 2007, and May 15, 2007.)

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

Item 2.02. Results of Operations and Financial Condition

Today, we issued a press release containing information regarding our results of operations for the quarter ended March 31, 2007. A copy of the press release is included with this Report as Exhibit 99.1.

On May 4, 2007 at 8:00 AM CT, we will host our first quarter 2007 teleconference to discuss our first quarter results. To participate in the call, please dial (800) 218-4007, give the operator your name and company affiliation. To access a replay of this call through May 18, 2007, dial (800) 405-2236 and 11088239# as the passcode. An audio replay of the teleconference can also be accessed by logging onto our website at www.unicel.com. To access the audio stream, click on the Investor Relations section.

The information provided under this Item 2.02 shall not be treated as “filed” for purposes of the Securities Exchange Act of 1934, as amended.

Item 6. EXHIBITS

The following exhibits are filed with this report.

31.1	Certification of Rural Cellular Corporation’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Rural Cellular Corporation’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.1	Press Release dated May 3, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RURAL CELLULAR CORPORATION
(Registrant)

Date: May 3, 2007	/s/ Richard P. Ekstrand
Richard P. Ekstrand
President and Chief Executive Officer

Date: May 3, 2007	/s/ Wesley E. Schultz
Wesley E. Schultz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

                                                    38