Form 10-Q/A
period 2006-06-30
RURAL CELLULAR CORP
filed 2007-08-08
CIK 869561

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
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

Item 6. EXHIBITS
SIGNATURES
Amendment One to Billing Services and License Agreement

This Amendment to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 is being filed to include Amendment One to Rural Cellular Corporation’s Billing Services and License Agreement with VeriSign, Inc. as Exhibit 10.3. Portions of this Exhibit have been omitted and filed separately with the Secretary of the Securities and Exchange Commission pursuant to Registrant’s request for confidential treatment of such information under Rule 24b-2 of the Securities Exchange Act of 1934.

Item 6. EXHIBITS
The following exhibits are filed with this Report:
(a)       Exhibits

*10.1	Second Amendment to Credit Agreement Among Rural Cellular Corporation, Lehman Commercial Paper, Inc., as Administrative Agent, and Bank of America, N.A., as Documentation Agent, dated as of May 22, 2006. [Filed as exhibit to Amendment No. 1 to Registration Statement on Form S-4 (SEC No. 333-132744) and incorporated herein by reference].

*10.2	2006 Omnibus Incentive Plan. [Filed as exhibit to Report on Form 8-K dated May 22, 2006, and incorporated herein by reference.]

*10.2(a)	Form of Agreement for Performance Restricted Stock Units for Officers.

*10.2(b)	Form of Agreement for Restricted Stock Units for Directors.

**10.3	Amendment One to Billing Services and License Agreement Between VeriSign, Inc. and Rural Cellular Corporation.

*31.1	Certification of Rural Cellular Corporation’s Chief Executive Officer pursuant to Section 302 under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Rural Cellular Corporation’s Chief Financial Officer pursuant to Section 302 under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 Press release dated August 8, 2006.

*	Filed previously.

**	Portions of this exhibit have been omitted and filed separately with the Secretary of the Securities and Exchange Commission pursuant to Registrant’s request for confidential treatment of such information under Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RURAL CELLULAR CORPORATION (Registrant)
Dated: August 8, 2007	/s/ Richard P. Ekstrand
Richard P. Ekstrand
President and Chief Executive Officer

Dated: August 8, 2007	/s/ Wesley E. Schultz
Wesley E. Schultz
Executive Vice President and Chief Financial Officer (Principal Financial Officer)