Form 10-K/A
period 2006-12-31
RURAL CELLULAR CORP
filed 2007-08-08
CIK 869561

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A-2
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the year ended December 31, 2006.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .
Commission File Number 0-27416
RURAL CELLULAR CORPORATION
(Exact name of Registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1693295 (I.R.S. Employer Identification No.)
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
YES ☐           NO ☑
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
YES☐           NO ☑
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☑           NO☐
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
YES☐           NO ☑
     Aggregate number of shares of common stock held by nonaffiliates of the Registrant based upon the closing price on June 30, 2006 (only shares held by directors, officers and their affiliates are excluded): $153,093,766.
     Number of shares of common stock outstanding as of the close of business on February 20, 2007:

Class A	15,092,384
Class B	398,727
Documents incorporated by reference:
     Portions of the definitive Proxy Statement relating to the 2007 Annual Meeting of Shareholders, which will be held on May 25, 2007 (“Proxy Statement”), are incorporated by reference into Part III of this report.

Explanatory Note
     This Amendment No. 2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 is being filed to include Amendment Two to Rural Cellular Corporation’s Billing Services and License Agreement with VeriSign, Inc. as Exhibit 10.13(c). Portions of this Exhibit have been omitted and filed separately with the Secretary of the Securities and Exchange Commission pursuant to Registrant’s request for confidential treatment of such information under Rule 24b-2 of the Securities Exchange Act of 1934.

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
RCC Minnesota, Inc.
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
See Item 15(a)(2), above.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RURAL CELLULAR CORPORATION (Registrant)

Dated: August 8, 2007	/s/ Richard P. Ekstrand Richard P. Ekstrand
President and Chief Executive Officer

Dated: August 8, 2007	/s/ Wesley E. Schultz Wesley E. Schultz
Chief Financial Officer (Principal Financial Officer), and Director

EXHIBIT INDEX
Exhibit No.	Document

**2.1	Purchase Agreement with Alltel Communications, Inc. dated December 13, 2006	[24]
3.1(a)	Articles of Incorporation	[1]
3.1(b)	Amendment to Articles of Incorporation effective March 24, 2000	[1]
3.2(a)	Amended and Restated Bylaws	[1]
3.2(b)	Amendment to Amended and Restated Bylaws effective March 22, 2000	[1]
4.1(a)	Indenture dated March 25, 2004, between Rural Cellular Corporation, as Issuer, and U.S. Bank National Association, as trustee, with respect to the senior secured notes, including the forms of Senior Secured Notes	[2]
4.1(b)	Collateral Agreement dated as of March 25, 2004, made by Rural Cellular Corporation and each of its subsidiaries that are signatories in favor of U.S. Bank National Association, as Collateral Trustee	[2]
4.2	Indenture dated August 1, 2003 between Rural Cellular Corporation, as Issuer, and U.S. Bank National Association, as Trustee, with respect to the 9 7/8% Senior Notes Due 2010, including the form of 9 7/8% Senior Notes Due 2010	[3]
4.3	Indenture dated January 16, 2002 between Rural Cellular Corporation, as Issuer, and Wells Fargo Bank Minnesota, N.A., as Trustee, with respect to the 9 3/4% Senior Subordinated Notes Due 2010, including form of 9 3/4% Senior Subordinated Notes Due 2010	[4]
4.4	Indenture dated November 7, 2005 between Rural Cellular Corporation, as Issuer, and Wells Fargo Bank, National Association, as Trustee, with respect to the Senior Subordinated Floating Rate Notes Due 2012, including form of Senior Subordinated Floating Rate Notes Due 2012	[5]
4.5	Certificate of Designation of 11 3/8% Senior Exchangeable Preferred Stock	[6]
4.6	Certificate of Designation of 12 1/4% Junior Exchangeable Preferred Stock	[1]
4.7(a)	Class A Share Rights Agreement dated April 30, 1999	[7]
4.7(b)	Amendment to the Class A Share Rights Agreement dated March 31, 2000	[8]
4.8(a)	Registration Rights Agreement dated March 31, 2000 by and between Rural Cellular Corporation and Telephone and Data Systems, Inc.	[9]
4.8(b)	Certificate of Designation of Voting Power, Preferences and Relative Participating, Optional and Other Special Rights, Qualifications and Restrictions of Class T Convertible Preferred Stock of Rural Cellular Corporation	[9]
4.9(a)	Preferred Stock Purchase Agreement dated April 3, 2000 among Rural Cellular Corporation, Madison Dearborn Capital Partners III, L.P., Madison Dearborn Special Equity III, L.P., Special Advisors Fund I, LLC, Boston Ventures Limited Partnership V and Toronto Dominion Investment, Inc. (collectively “Class M Investors”)	[9]
4.9(b)	Certificate of Designation of Voting Power, Preferences and Relative Participating, Optional and Other Special Rights, Qualifications and Restrictions of Class M Redeemable Voting Convertible Preferred Stock of Rural Cellular Corporation	[9]
4.9(c)	Registration Rights Agreement dated April 3, 2000 among Rural Cellular Corporation and Class M Investors	[9]
10.1(a)	Credit facility dated as of March 25, 2004 among Rural Cellular Corporation, Lehman Commercial Paper, Inc., as Administrative Agent, and Bank of America, N.A., as Documentation Agent	[2]
10.1(b)	Guarantee and Collateral Agreement dated as of March 25, 2004 among Rural Cellular Corporation, Lehman Commercial Paper Inc., as Administrative Agent, and Bank of America, N.A., as Documentation Agent	[2]
10.1(c)	Intercreditor Agreement, dated as of March 25, 2004, among Lehman Commercial Paper Inc., as Senior Agent and Account Agent, U.S. Bank National Association, as Indenture Trustee and Collateral Trustee, Rural Cellular Corporation, a Minnesota corporation, and the Guarantors	[2]
10.1(d)	First Amendment to Credit Agreement dated October 18, 2005	[10]
10.1(e)	Second Amendment to Credit Agreement dated as of May 22, 2006	[10]
* 10.2	1995 Stock Compensation Plan, as amended to date	[11]
* 10.2(a)	Form of Restricted Stock Agreement pursuant to 1995 Stock Compensation Plan	[2]
* 10.3	Rural Cellular Corporation 2006 Omnibus Incentive Plan	[12]
* 10.3(a)	Performance Restricted Stock Unit Agreement Pursuant to 2006 Omnibus Incentive Plan	[13]
* 10.3(b)	Restricted Stock Unit Agreement pursuant to 2006 Omnibus Incentive Plan	[13]
* 10.4	Stock Option Plan for Nonemployee Directors, as amended to date	[14]

Exhibit No.	Document

* 10.5(a)	Employment Agreement with Richard P. Ekstrand effective January 22, 1999	[15]
* 10.5(b)	Amendment to Employment Agreement with Richard P. Ekstrand effective January 1, 2001	[16]
* 10.5(c)	Second Amendment to Employment Agreement with Richard P. Ekstrand effective July 24, 2001	[17]
* 10.5(d)	Third Amendment to Employment Agreement with Richard P. Ekstrand effective August 23, 2001	[17]
* 10.5(e)	Fourth Amendment to Employment Agreement with Richard P. Ekstrand effective February 27, 2003	[18]
* 10.5(f)	Fifth Amendment to Employment Agreement with Richard P. Ekstrand effective February 17, 2005	[19]
* 10.6(a)	Employment Agreement with Wesley E. Schultz effective January 22, 1999	[15]
* 10.6(b)	Amendment to Employment Agreement with Wesley E. Schultz effective January 1, 2001	[16]
* 10.6(c)	Second Amendment to Employment Agreement with Wesley E. Schultz effective July 24, 2001	[17]
* 10.6(d)	Third Amendment to Employment Agreement with Wesley E. Schultz effective August 23, 2001	[17]
* 10.6(e)	Fourth Amendment to Employment Agreement with Wesley E. Schultz effective February 17, 2005	[19]
* 10.7(a)	Employment Agreement with Ann K. Newhall effective February 6, 1999	[20]
* 10.7(b)	Amendment to Employment Agreement with Ann K. Newhall effective January 1, 2001	[16]
* 10.7(c)	Second Amendment to Employment Agreement with Ann K. Newhall effective July 24, 2001	[17]
* 10.7(d)	Third Amendment to Employment Agreement with Ann K. Newhall effective August 23, 2001	[17]
* 10.7(e)	Fourth Amendment to Employment Agreement with Ann K. Newhall effective February 17, 2005	[19]
* 10.8(a)	Change of Control Agreement with David Del Zoppo effective January 2, 2001	[16]
* 10.8(b)	Amendment to Change of Control Agreement with David Del Zoppo effective July 24, 2001	[17]
* 10.9(a)	Key Employee Deferred Compensation Plan	[21]
* 10.9(b)	Amendment to Key Employee Deferred Compensation Plan	[22]
* 10.9(c)	Second Amendment to Key Employee Deferred Compensation Plan	[5]
* 10.10	Key Employee Deferred Compensation Plan II	[5]
**10.11(a)	Master Purchase Agreement dated March 14, 2002 by and between Rural Cellular Corporation and Ericsson Inc.	[23]
**10.11(b)	Addendum dated August 4, 2003 to Master Purchase Agreement	[23]
**10.11(c)	Restated and Amended Master Purchase Agreement with Ericsson, Inc.	[24]
**10.12(a)	Intercarrier Multi-Standard Roaming and Colocation Agreement by and between Cingular Wireless LLC and Rural Cellular Corporation effective June 6, 2003 (“Roaming Agreement”)	[10]
**10.12(b)	Amendment No. 1 to Roaming Agreement	[10]
**10.13(a)	Billing Services and License Agreement between VeriSign, Inc and Rural Cellular Corporation.	[25]
**10.13(b)	Amendment One to Billing Services and License Agreement	[26]
**10.13(c)	Amendment Two to Billing Services and License Agreement	***
**10.14	Purchase and License Agreement with Nortel Networks Incorporated	[24]
21	Subsidiaries of Registrant	[27]
23.1	Consent of Deloitte & Touche LLP regarding financial statements of Rural Cellular Corporation	[27]
23.2	Consent of Deloitte & Touche LLP regarding financial statements of RCC Minnesota, Inc.	[27]
31.1	Section 302 Certification Sarbanes-Oxley Act of 2002	[27]
31.2	Section 302 Certification Sarbanes-Oxley Act of 2002	[27]
32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of Sarbanes-Oxley Act	[27]

[1]	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

[2]	Filed as an exhibit to Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

[3]	Filed as an exhibit to Report on Form 10-Q for quarter ended June 30, 2003 and incorporated herein by reference.

[4]	Filed as an exhibit to Report on Form 10-K for year ended December 31, 2001 and incorporated herein by reference.

[5]	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

[6]	Filed as an exhibit to Registration Statement on Form S-4 (SEC No. 333-57677), filed June 25, 1998 and incorporated herein by reference.

[7]	Filed as an exhibit to Registration Statement on Form 8-A filed May 19, 1999 and incorporated herein by reference.

[8]	Filed as an exhibit to Registration Statement on Form 8-A/A-1 filed April 18, 2000 and incorporated herein by reference.

[9]	Filed as an exhibit to Report on Form 8-K dated April 1, 2000 and incorporated herein by reference.

[10]	Filed as an exhibit to Amendment No. 1 to Registration Statement on Form S-4 (SEC No. 333-132744) filed June 7, 2006, and incorporated herein by reference.

[11]	Filed with definitive Proxy Statement for 2000 Annual Meeting on April 7, 2000 and incorporated herein by reference.

[12]	Filed as an exhibit to Report on Form 8-K dated May 22, 2006 and incorporated herein by reference.

[13]	Filed as an exhibit to Report on Form 10-Q for quarter ended June 30, 2006 and incorporated herein by reference.

[14]	Filed with definitive Proxy Statement for 2002 Annual Meeting on April 8, 2002 and incorporated herein by reference.

[15]	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

[16]	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

[17]	Filed as an exhibit to Report on Form 10-Q/A for the quarter ended September 30, 2001 and incorporated herein by reference.

[18]	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

[19]	Filed as an exhibit to Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference.

[20]	Filed as an exhibit to Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.

[21]	Filed as an exhibit to Report on Form 10-Q/A for the quarter ended June 30, 2001 and incorporated herein by reference.

[22]	Filed as an exhibit to Report on Form 10-K for year ended December 31, 2002 and incorporated herein by reference.

[23]	Filed as an exhibit to Report on Form 10-K/A for the year ended December 31, 2003 and incorporated herein by reference.

[24]	Filed as an exhibit to Report on Form 10-K/A for the year ended December 31, 2006 and incorporated herein by reference.

[25]	Filed as an exhibit to Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.

[26]	Filed as an exhibit to Report on Form 10-Q/A for the quarter ended June 30, 2006 and incorporated herein by reference.

[27]	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

*	Management contract or compensation plan or arrangement required to be filed as an exhibit to this Form.

**	Portions of this exhibit have been omitted and filed separately with the Secretary of the Securities and Exchange Commission pursuant to Registrant’s request for confidential treatment of such information under Rule 24b-2 of the Securities Exchange Act of 1934.

***	Filed herewith.