Form 10-Q
period 2007-06-30
RURAL CELLULAR CORP
filed 2007-08-09
CIK 869561

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2007.

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
Large accelerated file ☐     Accelerated filer ☑     Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
     Number of shares of common stock outstanding as of the close of business on August 1, 2007.

Class A	15,410,866
Class B	237,120

Page
#
Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006	3
Condensed Consolidated Statements of Operations — Three and Six months ended June 30, 2007 and 2006	4
Condensed Consolidated Statements of Cash Flows — Three and Six months ended June 30, 2007 and 2006	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures about Market Risk	41
Item 4. Controls and Procedures	42
Part II. Other Information
Item 1A. Risk Factors	42
Item 3. Defaults upon Senior Securities	42
Item 4. Submission of Matters to a Vote of Security Holders	42
Item 5. Other Information	43
Item 6. Exhibits	43
Signatures	44
Amended and Restated Bylaws
Indenture
Registration Rights Agreement
Third Amendment to Credit Agreement
Amended and Restated Employment Agreement
Amended and Restated Employment Agreement
Amended and Restated Employment Agreement
Amended and Restated Employment Agreement
Master Hosted Services Agreement
Schedule No. 1 to the Master Hosted Services Agreement
Schedule No. 2 to the Master Hosted Services Agreement
Amendment Three, 2007 Billing Services and License Agreement
Certification of CEO
Certification of CFO
Section 906 Certifications

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

	June 30,	December 31,
(In thousands)	2007	2006
CURRENT ASSETS:
Cash and cash equivalents	$26,363	$72,495
Short-term investments	—	110,716
Accounts receivable, less allowance for doubtful accounts of $2,999 and $2,676	69,701	62,592
Inventories	7,372	11,366
Other current assets	5,094	4,265

Total current assets	108,530	261,434

PROPERTY AND EQUIPMENT, net	219,263	211,978

LICENSES AND OTHER ASSETS:
Licenses, net	536,613	524,713
Goodwill, net	360,058	348,684
Customer lists, net	10,626	10,734
Deferred debt issuance costs, net	20,448	21,910
Other assets, net	4,681	5,195

Total licenses and other assets	932,426	911,236

	$1,260,219	$1,384,648

LIABILITIES AND SHAREHOLDERS’ DEFICIT
(Unaudited)

	June 30,	December 31,
(in thousands, except per share data)	2007	2006
CURRENT LIABILITIES:
Accounts payable	$40,867	$38,580
Advance billings and customer deposits	13,515	12,031
Accrued interest	32,116	42,784
Other accrued expenses	7,912	7,832

Total current liabilities	94,410	101,227
LONG-TERM LIABILITIES	1,767,352	1,862,919

Total liabilities	1,861,762	1,964,146

REDEEMABLE PREFERRED STOCK	193,372	185,658

SHAREHOLDERS’ DEFICIT:
Class A common stock; $.01 par value; 200,000 shares authorized, 15,238 and 15,048 outstanding	152	151
Class B common stock; $.01 par value; 10,000 shares authorized, 398 and 398 outstanding	4	4
Additional paid-in capital	230,774	228,149
Accumulated deficit	(1,025,845)	(993,460)

Total shareholders’ deficit	(794,915)	(765,156)

	$1,260,219	$1,384,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months June 30,		Six Months June 30,
(in thousands, except per share data)	2007	2006	2007	2006
REVENUE:
Service	$107,445	$96,939	$205,319	$192,909
Roaming	43,580	36,660	79,527	67,466
Equipment	6,659	6,599	13,068	12,955

Total revenue	157,684	140,198	297,914	273,330

OPERATING EXPENSES:
Network costs, excluding depreciation	40,203	34,862	74,725	67,169
Cost of equipment sales	14,094	13,222	26,966	26,249
Selling, general and administrative	40,229	36,707	74,023	70,957
Depreciation and amortization	20,021	30,631	42,231	60,058

Total operating expenses	114,547	115,422	217,945	224,433

OPERATING INCOME	43,137	24,776	79,969	48,897
OTHER INCOME (EXPENSE):
Interest expense	(61,723)	(53,623)	(109,366)	(99,963)
Interest and dividend income	2,531	2,250	4,772	3,750
Other	(187)	414	(214)	204

Other expense, net	(59,379)	(50,959)	(104,808)	(96,009)

LOSS BEFORE INCOME TAX BENEFIT	(16,242)	(26,183)	(24,839)	(47,112)

INCOME TAX BENEFIT	(89)	(104)	(168)	(209)

NET LOSS	(16,153)	(26,079)	(24,671)	(46,903)

PREFERRED STOCK DIVIDEND	(3,914)	(3,622)	(7,714)	(7,136)

LOSS APPLICABLE TO COMMON SHARES	$(20,067)	$(29,701)	$(32,385)	$(54,039)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES USED TO COMPUTE LOSS PER SHARE	15,407	14,075	15,357	14,027

NET LOSS PER BASIC AND DILUTED SHARE	$(1.30)	$(2.11)	$(2.11)	$(3.85)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2007	2006
OPERATING ACTIVITIES:

Net loss	$(24,671)	$(46,903)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and customer list amortization	42,231	60,058
Loss on write-off of preferred exchangeable stock and debt issuance costs	3,256	2,795
Mark-to-market adjustments — financial instruments	(166)	(726)
Net gain on repurchase of senior exchangeable preferred stock	—	(173)
Stock-based compensation	1,738	467
Deferred income taxes	(168)	(209)
Amortization of debt issuance costs	2,645	2,748
Amortization of discount on investments	(1,260)	(1,339)
Other	(1,294)	33
Change in other operating elements:
Accounts receivable	(8,017)	4,761
Inventories	4,797	6,433
Other current assets	(789)	(393)
Accounts payable	3,239	(10,475)
Advance billings and customer deposits	1,341	(523)
Accrued senior and junior exchangeable preferred stock dividends	(47,957)	19,258
Accrued interest	(10,668)	3,800
Other accrued expenses	(186)	(2,394)

Net cash (used in) provided by operating activities	(35,929)	37,218

INVESTING ACTIVITIES:
Purchases of property and equipment	(22,662)	(23,670)
Acquisition of wireless properties, net of cash	(49,019)	—
Purchases of short-term investments	(20,497)	(78,443)
Maturities of short-term investments	132,473	78,000
Proceeds from sale of property and equipment	24	1,587
Other	614	(45)

Net cash provided by (used in) investing activities	40,933	(22,571)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	1,792	2,058
Repayments of long-term debt under the credit facility	(58,000)	—
Proceeds from issuance of 8 1/4% senior secured notes	—	166,600
Proceeds from issuance of floating rate senior subordinated notes	425,000	—
Redemption of senior secured floating rate notes	—	(160,000)
Redemption of senior subordinated notes	(300,000)	—
Redemption of senior subordinated debentures	(115,488)	—
Repurchases of senior exchangeable preferred stock	—	(5,518)
Payments of debt issuance costs	(4,440)	(2,828)

Net cash (used in) provided by financing activities	(51,136)	312

NET (DECREASE) INCREASE IN CASH	(46,132)	14,959
CASH AND CASH EQUIVALENTS, at beginning of year	72,495	86,822

CASH AND CASH EQUIVALENTS, at end of period	$26,363	$101,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1) BASIS OF PRESENTATION:
Throughout this document, Rural Cellular Corporation and its subsidiaries are referred to as “RCC,” “we,” “our,” or “us.”
The accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2007 and 2006 have been prepared by management. In the opinion of management, only normal recurring adjustments necessary to fairly present the financial position, results of operations, and cash flows for all periods presented have been made.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three and six months ended June 30, 2007 and 2006 are not necessarily indicative of the operating results for the full fiscal year or for any other interim periods.
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

Recently Adopted Accounting Pronouncements
Uncertainty in Income Taxes. On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.
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
As of January 1, 2007, we have reduced our deferred tax assets and corresponding valuation allowance for $5,425,000 of unrecognized tax benefits related to various state income tax matters. None of this amount, if recognized, would impact our effective tax rate. During the six months ended June 30, 2007, our total liability for unrecognized tax benefits did not materially increase or decrease.
Our policy is to record penalties and interest related to unrecognized tax benefits in income tax expense. As of January 1, 2007, we have not recorded penalties or interest.
We do not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.
Sales Taxes Collected From Customers and Remitted to Governmental Authorities. In March 2006, the FASB Emerging Issues Task Force issued Issue 06-03 (“EITF 06-03”), How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement. A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes. The guidance is effective for periods beginning after December 15, 2006. We present sales net of sales taxes. Our adoption of EITF 06-03 on January 1, 2007 did not have an effect on our policy related to sales taxes and, therefore, did not have an effect on our consolidated financial statements.
3) ACQUISITIONS:
On April 3, 2007, we completed the $48.2 million purchase from Alltel Communications, Inc. (“Alltel”) of certain southern Minnesota wireless markets. We used our existing cash on hand to finance the purchase. These properties include the network assets and A-block cellular licenses covering Minnesota RSAs 7, 8, 9, and 10. The southern Minnesota service area is adjacent to RCC’s northern Minnesota service area and includes approximately 80 cell sites and 33 distribution points. These markets include 28 counties in southern Minnesota, and as of March 31, 2007, supported a postpaid customer base of approximately 34,000. The acquired RSAs utilize CDMA technology consistent with our northern Minnesota networks. With these new properties, the population covered by our Midwest territory marketed networks increases by approximately 621,000 to 2.1 million.
A portion of the purchase price for the southern Minnesota wireless markets was allocated to the net assets based on their estimated fair values and the excess was recorded as licenses, goodwill, and customer lists. These purchase price allocations have been completed on a preliminary basis, subject to adjustment should new or additional facts about the business become known.

4) ACCOUNTING FOR SHARE BASED PAYMENTS:
Stock-based compensation in our financial statements was recognized for all stock-based compensation expense arrangements, including employee and non-employee stock options granted after January 1, 2006 and all stock-based compensation arrangements granted prior to January 1, 2006 remaining unvested as of such date, commencing with the quarter ended March 31, 2006. Accordingly, for the three and six months ended June 30, 2007, we recognized stock-based compensation of $1.3 million and $1.7 million, respectively.
We use the Black-Scholes option pricing model as our method of valuation for stock-based awards. Our determination of the fair value of stock-based awards on the date of grant is affected by the stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award, its expected stock price volatility over the term of the award, and actual and projected exercise behaviors. Although the fair value of stock-based awards is determined in accordance with SFAS No. 123(R) and SAB 107, the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results.
The following table summarizes plan activity under our various stock compensation plans from December 31, 2006 through June 30, 2007:

	2006 Omnibus
	Incentive and Prior	Employee Stock
	Plans	Purchase Plan
Shares available for issuance at December 31, 2006	1,111,909	138,374
Options granted	(19,634)	—
Non-vested shares awarded	(75,802)	—
Options forfeited	50,840	—
Non-vested shares forfeited	23,693	—

Shares available for issuance at June 30, 2007	1,091,006	138,374

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
For the six months ended June 30, 2007, transactions in non-vested shares were as follows:

		Weighted Average
	Shares	Fair Value
Non-vested shares outstanding December 31, 2006	248,346	$11.09

Granted	75,802	19.86
Vested	(998)	9.51
Forfeited	(23,693)	13.63

Non-vested shares outstanding, June 30, 2007	299,457	$13.12

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
We used the following assumptions to estimate the fair value of stock options granted during the six months ended June 30, 2007 and 2006:

	2006 Omnibus Incentive Plan Options
	and Prior Plans
	Six months ended June 30,
	2007	2006
Average expected term (years)	6.5	6.5
Expected volatility	80.00%	82.00%
Risk-free interest rate (range)	4.88%	5.17%
Expected dividend yield	—	—
Information related to stock options issued under various plans is as follows:

	Six Months Ended June 30, 2007
		Weighted Average
	Shares	Exercise Price
Outstanding, at December 31, 2006	1,653,004	$14.77

Granted	19,634	30.81
Exercised	(168,302)	8.83
Forfeited	(50,840)	30.29

Outstanding, at June 30, 2007	1,453,496	$15.12

Exercisable, at June 30, 2007	1,292,984	$15.66

Weighted average fair value of options granted	—	$12.46

5) LICENSES AND OTHER INTANGIBLE ASSETS:
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

Actual Customer List Amortization
(in thousands)
Three months ended June 30,		Six months ended June 30,
2007	2006	2007	2006
$1,756	$4,642	$6,009	$9,283

Projected
Year ended	Customer List Amortization
December 31,	(in thousands)
2007	$9,521
2008	$3,253
2009	$1,206
2010	$1,180
2011	$1,180
2012	$295

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
In accordance with Emerging Issues Task Force (“EITF”) No. 02-7 (“EITF 02-7”), Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, impairment tests for indefinite-lived intangible assets, including FCC licenses, are required to be performed on an annual basis or on an interim basis if an event occurs or circumstances change that would indicate the asset might be impaired. We utilize a fair value approach, incorporating discounted cash flows, to complete the test. This approach determines the fair value of the FCC licenses, using start-up model assumptions and, accordingly, incorporates cash flow assumptions regarding the investment in a network, the development of distribution channels, and other inputs for making the business operational. These inputs are included in determining free cash flows of the reporting unit, using assumptions of weighted average costs of capital and the long-term rate of growth for each reporting unit. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. If any of the assumptions were to change, FCC licenses may become impaired. There was no impairment charge in the three and six months ended June 30, 2007 and 2006.
6) LONG-TERM LIABILITIES:
We had the following long-term liabilities outstanding (in thousands):

	June 30,	December 31,
	2007	2006
Line of credit	$—	$58,000
8 1/4% senior secured notes (due 2012)	510,000	510,000
9 7/8% senior notes (due 2010)	325,000	325,000
9 3/4% senior subordinated notes	—	300,000
Senior subordinated floating rate notes (due 2012)	175,000	175,000
Senior subordinated floating rate notes (due 2013)	425,000	—
11 3/8% senior exchangeable preferred stock	—	115,488
Accrued dividends on 11 3/8% senior exchangeable preferred stock	—	34,611
12 1/4% junior exchangeable preferred stock (due 2011)	255,558	255,558
Accrued dividends on 12 1/4% junior exchangeable preferred stock	51,571	64,917
Premium on senior secured notes offering	4,922	5,572
Discount on senior subordinated floating rate notes	(1,793)	(1,917)
Deferred tax liability	12,934	13,143
Asset retirement obligations and other	9,160	7,547

	$1,767,352	$1,862,919

Credit Facility - In April 2007, we negotiated an amendment to our revolving credit facility explicitly permitting the payment of senior and junior exchangeable preferred stock dividends and replacing all financial covenant ratios with one new senior secured first lien debt covenant. On May 15, 2007, we repaid the outstanding balance of $58.0 million on our revolving credit facility. As of June 30, 2007, we were in compliance with covenants under the credit facility and had availability of $60 million.
8 1/4% Senior Secured Notes Due 2012 - In March 2004 and May 2006, we issued $510 million aggregate principal amount of 8 1/4% senior secured notes due March 15, 2012 (“2012 notes”).
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
Senior Subordinated Floating Rate Notes Due 2012 - In November 2005, we issued $175 million of Senior Subordinated Floating Rate Notes due 2012, which were sold at an original issue discount of $2.2 million, or 1.25%. The effective interest rate at June 30, 2007 was 11.4%. Interest is reset quarterly.
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
Senior Subordinated Floating Rate Notes Due 2013 - In May 2007 we issued $425 million aggregate principal amount of Senior Subordinated Floating Rate Notes due June 1, 2013 (“2013 notes”) and used the proceeds to redeem our 11 3/8% Senior Subordinated Debentures and our 9 3/4% Senior Subordinated Notes. The 2013 notes mature on June 1, 2013. Interest on the 2013 notes will be set at a rate equal to the three month LIBOR, which is reset quarterly, plus 3.00%, and will be payable on March 1, June 1, September 1 and December 1 of each year, commencing on September 1, 2007.
The 2013 notes are redeemable at our option beginning June 1, 2008, at 102.000% of principal, plus accrued and unpaid interest, declining to 101.000% at June 1, 2009, and 100.000% at June 1, 2010. Prior to June 1, 2008, we may, at our option, redeem up to 35% of the original aggregate principal amount of the 2013 notes with the net cash proceeds of certain sales of equity securities at 100.000% of principal, plus accrued and unpaid interest, if any and to the extent that, after such redemption, at least 65% of the aggregate principal amount of the 2013 notes remains outstanding. In addition, prior to June 1, 2008, we may, at our option, redeem some or all of the 2013 notes at an established “make whole” price. The 2013 notes rank junior in right of payment to our existing and future senior indebtedness and rank equally with all of our existing and future senior subordinated indebtedness.
11 3/8% Senior Subordinated Debentures - On May 15, 2007, we exchanged all outstanding shares of our 11 3/8% Senior Exchangeable Preferred Stock for 11 3/8% Senior Subordinated Debentures, which mature on May 15, 2010. The aggregate principal amount of the exchange debentures totaled $115,488,000. Interest on the exchange debentures is payable semi-annually on May 15 and November 15. The 11 3/8% Senior Subordinated Debentures were subsequently redeemed on June 29, 2007.

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
Upon the occurrence of a Change in Control, each Holder of the 12 1/4% Junior Exchangeable Preferred Stock shall have the right to have such Security repurchased. The acquiring company shall, within 30 days following the date of the consummation of a transaction resulting in a Change of Control, will mail to each Holder of Securities an Offer to Purchase all outstanding Securities at a purchase price equal to 101.000% of the aggregate principal amount therof plus accrued and unpaid interest, if any, to but excluding the Purchase Date.
RCC’s 12 1/4 % Junior Exchangeable Preferred securities are classified as Long-Term Liabilities, since the securities are mandatorily redeemable and are exchangeable at our option for debentures of like terms. The dividend expense related to this instrument is classified as interest expense.
Until May 15, 2007, we had not paid any junior exchangeable preferred stock dividends in cash and have accrued the undeclared dividends by increasing the carrying amount of the junior exchangeable preferred stock. On May 15, 2007, we paid four dividends on our 12 1/4% Junior Exchangeable Preferred Stock, representing the quarterly dividends payable on August 15, 2006, November 15, 2006, February 15, 2007, and May 15, 2007. The dividend payments totaled approximately $128.24 per share, including accrued interest. The aggregate total dividends, which totaled approximately $32.8 million, were paid from existing cash. The payment of these dividends reduced the number of unpaid quarterly dividends to five.
At June 30, 2007, we have accrued $51.6 million in undeclared dividends with respect to our junior exchangeable preferred stock, representing five quarters in arrears, which will be payable at the mandatory redemption date, if not sooner declared and paid.
The shares of the junior exchangeable preferred stock are non-voting, except as otherwise required by law and as provided in the related Certificate of Designation. The Certificate of Designation provides that at any time dividends on the outstanding junior exchangeable preferred stock are in arrears and unpaid for six or more quarterly dividend periods (whether or not consecutive), the holders of a majority of the outstanding shares of the junior exchangeable preferred stock, voting as a class, will be entitled to elect the lesser of two directors or that number of directors constituting 25% of the members of RCC’s Board of Directors. The voting rights continue until such time as all dividends in arrears on the affected class of exchangeable preferred stock are paid in full, at which time the terms of any directors elected pursuant to such voting rights will terminate. Voting rights may also be triggered by other events described in the Certificate of Designation. While a Voting Rights Triggering Event exists, certain terms of our junior exchangeable preferred stock, if enforceable, may prohibit incurrence of additional indebtedness.
Since we have been six or more dividend payments in arrears, and, as of June 30, 2007, have not paid in full dividends in arrears, the holders continue to have the right to elect two directors to our board.

7) REDEEMABLE PREFERRED STOCK:
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
Class M Voting Convertible Preferred security balance sheet reconciliation (in thousands):

As of
June 30, 2007
Preferred securities originally issued	$110,000
Accrued dividends	85,217
Unamortized issuance costs	(1,845)

$193,372

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
The Class M convertible preferred stock, is redeemable at 100% of its total liquidation preference plus accumulated and unpaid dividends at April 3, 2012. The Class M convertible preferred stock can be redeemed at our option if the closing price of the Class A common stock equals or exceeds 175% of $46.71 for a period of 30 consecutive days. The holders of the Class M convertible preferred stock also have the right to require us to buy back the Class M preferred stock under other circumstances, such as a change of control of RCC.
8) NET INTEREST EXPENSE
Components of interest expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006
Interest on credit facility	$538	$1,169	$1,638	$2,262
Interest on senior secured notes	10,201	11,623	20,387	22,454
Interest on senior notes	8,024	8,024	16,047	16,047
Interest on senior subordinated notes	16,873	12,123	29,108	23,980
Amortization of debt issuance costs	1,332	1,378	2,645	2,748
Write-off of debt issuance costs	3,256	2,753	3,256	2,795
Call premium on early redemption of notes	9,750	3,200	9,750	3,200
Senior and junior preferred stock dividends	11,787	13,744	26,526	27,572
Effect of derivative instruments	(153)	(298)	(166)	(726)
Gain on repurchase of senior exchangeable preferred stock	—	—	—	(173)
Other	115	(93)	175	(196)

	$61,723	$53,623	$109,366	$99,963

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

Balance Sheet Information as of June 30, 2007 (unaudited)
(In thousands, except per share data):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$22,569	$3,758	$36	$—	$26,363
Accounts receivable, less allowance for doubtful accounts	32,954	36,256	491	—	69,701
Inventories	3,399	3,878	95	—	7,372
Other current assets	1,876	3,112	106	—	5,094
Current inter-company receivable	4,473	10,836	—	(15,309)	—

Total current assets	65,271	57,840	728	(15,309)	108,530

PROPERTY AND EQUIPMENT, net	60,018	152,783	6,462	—	219,263
LICENSES AND OTHER ASSETS:
Licenses, net	—	527,934	8,679	—	536,613
Goodwill, net	14,523	345,535	—	—	360,058
Customer lists, net	6,097	4,529	—	—	10,626
Deferred debt issuance costs, net	20,448	—	—	—	20,448
Investment in consolidated subsidiaries	1,076,558	—	—	(1,076,558)	—
Other assets, net	2,492	9,162	1,772	(8,745)	4,681

Total licenses and other assets	1,120,118	887,160	10,451	(1,085,303)	932,426

	$1,245,407	$1,097,783	$17,641	$(1,100,612)	$1,260,219

CURRENT LIABILITIES:
Accounts payable	$26,881	$13,790	$196	$—	$40,867
Advance billings and customer deposits	2,891	10,385	239	—	13,515
Accrued interest	32,116	—	—	—	32,116
Other accrued expenses	34,838	49,490	33	(76,449)	7,912
Current inter-company payable	—	14,762	547	(15,309)	—

Total current liabilities	96,726	88,427	1,015	(91,758)	94,410
LONG-TERM LIABILITIES	1,750,224	1,005,011	31,818	(1,019,701)	1,767,352

Total liabilities	1,846,950	1,093,438	32,833	(1,111,459)	1,861,762

REDEEMABLE PREFERRED STOCK	193,372	—	—	—	193,372

SHAREHOLDERS’ EQUITY (DEFICIT):
Class A common stock; $.01 par value; 200,000 shares authorized,15,238 outstanding	152	2	—	(2)	152
Class B common stock; $.01 par value; 10,000 shares authorized, 398 outstanding	4	—	—	—	4
Additional paid-in capital	230,774	844,559	31,679	(876,238)	230,774

Accumulated earnings (deficit)	(1,025,845)	(840,216)	(46,871)	887,087	(1,025,845)

Total shareholders’ equity (deficit)	(794,915)	4,345	(15,192)	10,847	(794,915)

	$1,245,407	$1,097,783	$17,641	$(1,100,612)	$1,260,219

Balance Sheet Information as of December 31, 2006
(in thousands, except per share data):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$69,571	$2,884	$40	$—	$72,495
Short-term investments	110,716	—	—	—	110,716
Accounts receivable, less allowance for doubtful accounts	26,387	34,610	1,595	—	62,592
Inventories	2,739	8,452	175	—	11,366
Other current assets	1,940	2,263	87	(25)	4,265
Current inter-company receivable	(4,160)	18,642	—	(14,482)	—

Total current assets	207,193	66,851	1,897	(14,507)	261,434

PROPERTY AND EQUIPMENT, net	41,247	163,519	7,212	—	211,978
LICENSES AND OTHER ASSETS:
Licenses, net	—	516,034	8,679	—	524,713
Goodwill, net	3,151	345,533	—	—	348,684
Customer lists, net	644	10,090	—	—	10,734
Deferred debt issuance costs, net	21,910	—	—	—	21,910
Investment in consolidated subsidiaries	1,088,428	—	—	(1,088,428)	—
Other assets, net	2,859	11,310	1,922	(10,896)	5,195

Total licenses and other assets	1,116,992	882,967	10,601	(1,099,324)	911,236

	$1,365,432	$1,113,337	$19,710	$(1,113,831)	$1,384,648

CURRENT LIABILITIES:
Accounts payable	$19,203	$18,880	$497	$—	$38,580
Advance billings and customer deposits	2,527	9,286	218	—	12,031
Accrued interest	42,784	—	—	—	42,784
Other accrued expenses	34,771	49,218	36	(76,193)	7,832
Current inter-company payable	—	14,481	—	(14,481)	—

Total current liabilities	99,285	91,865	751	(90,674)	101,227
LONG-TERM LIABILITIES	1,845,645	1,020,518	33,876	(1,037,120)	1,862,919

Total liabilities	1,944,930	1,112,383	34,627	(1,127,794)	1,964,146

REDEEMABLE PREFERRED STOCK	185,658	—	—	—	185,658

SHAREHOLDERS’ EQUITY (DEFICIT):
Class A common stock; $.01 par value; 200,000 shares authorized, 15,048 outstanding	151	2	—	(2)	151
Class B common stock; $.01 par value; 10,000 shares authorized, 398 outstanding	4	—	—	—	4
Additional paid-in capital	228,149	844,559	31,679	(876,238)	228,149
Accumulated earnings (deficit)	(993,460)	(843,607)	(46,596)	890,203	(993,460)

Total shareholders’ equity (deficit)	(765,156)	954	(14,917)	13,963	(765,156)

	$1,365,432	$1,113,337	$19,710	$(1,113,831)	$1,384,648

Statement of Operations Information for the Three Months Ended June 30, 2007
(unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUE:
Service	$37,364	$69,282	$1,297	$(498)	$107,445
Roaming	11,725	30,603	1,252	—	43,580
Equipment	1,775	4,777	107	—	6,659

Total revenue	50,864	104,662	2,656	(498)	157,684

OPERATING EXPENSES:
Network costs, excluding depreciation	13,828	26,146	672	(443)	40,203
Cost of equipment sales	4,280	9,663	151	—	14,094
Selling, general and administrative	24,333	15,053	898	(55)	40,229
Depreciation and amortization	6,795	12,711	515	—	20,021

Total operating expenses	49,236	63,573	2,236	(498)	114,547

OPERATING INCOME	1,628	41,089	420	—	43,137

OTHER INCOME (EXPENSE):
Interest expense	(61,687)	(24,621)	(792)	25,377	(61,723)
Interest and dividend income	27,873	35	—	(25,377)	2,531
Inter-company charges	11,192	(11,192)	—	—	—
Equity in subsidiaries	4,857	—	—	(4,857)	—
Other	(15)	(172)	—	—	(187)

Other expense, net	(17,780)	(35,950)	(792)	(4,857)	(59,379)

INCOME (LOSS) BEFORE INCOME TAXES	(16,152)	5,139	(372)	(4,857)	(16,242)

INCOME TAX PROVISION (BENEFIT)	1	865	—	(955)	(89)

NET INCOME (LOSS)	(16,153)	4,274	(372)	(3,902)	(16,153)

PREFERRED STOCK DIVIDEND	(3,914)	—	—	—	(3,914)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(20,067)	$4,274	$(372)	$(3,902)	$(20,067)

Statement of Operations Information for the Six Months Ended June 30, 2007
(unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUE:
Service	$67,157	$136,435	$2,722	$(995)	$205,319
Roaming	19,183	57,420	2,924	—	79,527
Equipment	3,121	9,699	248	—	13,068

Total revenue	89,461	203,554	5,894	(995)	297,914

OPERATING EXPENSES:
Network costs, excluding depreciation	23,113	51,080	1,376	(844)	74,725
Cost of equipment sales	7,449	19,122	395	—	26,966
Selling, general and administrative	42,498	29,910	1,766	(151)	74,023
Depreciation and amortization	12,717	28,484	1,030	—	42,231

Total operating expenses	85,777	128,596	4,567	(995)	217,945

OPERATING INCOME	3,684	74,958	1,327	—	79,969

OTHER INCOME (EXPENSE):
Interest expense	(109,295)	(49,336)	(1,597)	50,862	(109,366)
Interest and dividend income	55,574	60	—	(50,862)	4,772
Inter-company charges	20,328	(20,328)	—	—	—
Equity in subsidiaries	5,059	—	—	(5,059)	—
Other	(15)	(199)	—	—	(214)

Other expense, net	(28,349)	(69,803)	(1,597)	(5,059)	(104,808)

INCOME (LOSS) BEFORE INCOME TAXES	(24,665)	5,155	(270)	(5,059)	(24,839)

INCOME TAX PROVISION (BENEFIT)	6	1,764	5	(1,943)	(168)

NET INCOME (LOSS)	(24,671)	3,391	(275)	(3,116)	(24,671)

PREFERRED STOCK DIVIDEND	(7,714)	—	—	—	(7,714)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(32,385)	$3,391	$(275)	$(3,116)	$(32,385)

Statement of Operations Information for the Three Months Ended June 30, 2006
(unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUE:
Service	$26,826	$68,975	$1,533	$(395)	$96,939
Roaming	9,240	25,534	1,886	—	36,660
Equipment	1,427	5,052	120	—	6,599

Total revenue	37,493	99,561	3,539	(395)	140,198

OPERATING EXPENSES:
Network costs, excluding depreciation	8,068	26,292	814	(312)	34,862
Cost of equipment sales	3,155	9,903	164	—	13,222
Selling, general and administrative	15,551	20,282	957	(83)	36,707
Depreciation and amortization	5,324	24,581	726	—	30,631

Total operating expenses	32,098	81,058	2,661	(395)	115,422

OPERATING INCOME	5,395	18,503	878	—	24,776

OTHER INCOME (EXPENSE):
Interest expense	(53,607)	(26,205)	(818)	27,007	(53,623)
Interest and dividend income	29,210	47	—	(27,007)	2,250
Inter-company charges	4,365	(4,365)	—	—	—
Equity in subsidiaries	(11,511)	—	—	11,511	—
Other	21	394	(1)	—	414

Other expense, net	(31,522)	(30,129)	(819)	11,511	(50,959)

INCOME (LOSS) BEFORE INCOME TAXES	(26,127)	(11,626)	59	11,511	(26,183)

INCOME TAX PROVISION (BENEFIT)	(48)	803	—	(859)	(104)
NET INCOME (LOSS)	(26,079)	(12,429)	59	12,370	(26,079)

PREFERRED STOCK DIVIDEND	(3,622)	—	—	—	(3,622)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(29,701)	$(12,429)	$59	$12,370	$(29,701)

Statement of Operations Information for the Six Months Ended June 30, 2006
(unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUE:
Service	$52,499	$138,039	$3,165	$(794)	$192,909
Roaming	15,152	48,376	3,938	—	67,466
Equipment	2,677	10,024	254	—	12,955

Total revenue	70,328	196,439	7,357	(794)	273,330

OPERATING EXPENSES:
Network costs, excluding depreciation	14,919	51,334	1,512	(596)	67,169
Cost of equipment sales	6,296	19,568	385	—	26,249
Selling, general and administrative	29,679	39,566	1,910	(198)	70,957
Depreciation and amortization	10,370	48,196	1,492	—	60,058

Total operating expenses	61,264	158,664	5,299	(794)	224,433

OPERATING INCOME	9,064	37,775	2,058	—	48,897

OTHER INCOME (EXPENSE):
Interest expense	(99,929)	(52,126)	(1,622)	53,714	(99,963)
Interest and dividend income	57,395	69	—	(53,714)	3,750
Inter-company charges	8,742	(8,742)	—	—	—
Equity in subsidiaries	(22,225)	—	—	22,225	—
Other	2	215	(13)	—	204

Other expense, net	(56,015)	(60,584)	(1,635)	22,225	(96,009)

INCOME (LOSS) BEFORE INCOME TAXES	(46,951)	(22,809)	423	22,225	(47,112)

INCOME TAX PROVISION (BENEFIT)	(48)	(13,692)	—	13,531	(209)
NET INCOME (LOSS)	(46,903)	(9,117)	423	8,694	(46,903)

PREFERRED STOCK DIVIDEND	(7,136)	—	—	—	(7,136)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(54,039)	$(9,117)	$423	$8,694	$(54,039)

Statement of Cash Flows Information for Six Months Ended June 30, 2007
(unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(24,671)	$3,391	$(275)	$(3,116)	$(24,671)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and customer list amortization	12,717	28,484	1,030	—	42,231
Loss on write-off of preferred exchangeable stock and debt issuance costs	3,256	—	—	—	3,256
Mark-to-market adjustments — financial instruments	(166)	—	—	—	(166)
Stock-based compensation	1,738	—	—	—	1,738
Deferred income taxes	6	1,764	5	(1,943)	(168)
Amortization of debt issuance costs	2,645	—	—	—	2,645
Amortization of discount on investments	(1,260)	—	—	—	(1,260)
Other	(714)	(583)	3	—	(1,294)
Change in other operating elements:
Accounts receivable	(10,141)	1,020	1,104	—	(8,017)
Inventories	143	4,574	80	—	4,797
Other current assets	104	(874)	(19)	—	(789)
Accounts payable	5,802	(2,329)	(234)	—	3,239
Advance billings and customer deposits	220	1,100	21	—	1,341
Accrued senior and junior preferred stock dividends	(47,957)	—	—	—	(47,957)
Accrued interest	(10,668)	—	—	—	(10,668)
Other accrued expenses	(183)	1	(4)	—	(186)

Net cash provided by (used in) operating activities	(69,129)	36,548	1,711	(5,059)	(35,929)

INVESTING ACTIVITIES:
Purchases of property and equipment	(5,448)	(17,018)	(196)	—	(22,662)
Acquisition of wireless properties	(37,119)	(11,900)	—	—	(49,019)
Purchases of short-term investments	(20,497)	—	—	—	(20,497)
Maturities of short-term investments	132,473	—	—	—	132,473
Proceeds from sale of property and equipment	14	10	—	—	24
Other	603	16	(5)	—	614

Net cash (used in) provided by investing activities	70,026	(28,892)	(201)	—	40,933

FINANCING ACTIVITIES:
Change in parent company receivable and payable	3,237	(6,782)	(1,514)	5,059	—
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	1,792	—	—	—	1,792
Repayments of long-term debt under the credit facility	(58,000)	—	—	—	(58,000)
Proceeds from issuance of floating rate senior subordinated notes	425,000	—	—	—	425,000
Redemption of senior secured floating rate notes	(300,000)	—	—	—	(300,000)
Redemption of senior debentures	(115,488)	—	—	—	(115,488)
Payments of debt issuance costs	(4,440)	—	—		(4,440)

Net cash (used in) provided by financing activities	(47,899)	(6,782)	(1,514)	5,059	(51,136)

NET (DECREASE) INCREASE IN CASH	(47,002)	874	(4)	—	(46,132)
CASH AND CASH EQUIVALENTS, at beginning of year	69,571	2,884	40	—	72,495

CASH AND CASH EQUIVALENTS, at end of period	$22,569	$3,758	$36	$—	$26,363

Statement of Cash Flows Information for Six Months Ended June 30, 2006
(unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(46,903)	$(9,117)	$423	$8,694	$(46,903)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and customer list amortization	10,370	48,196	1,492	—	60,058
Loss on write-off senior exchangeable preferred stock issuance costs	2,795	—	—	—	2,795
Mark-to-market adjustments — financial instruments	(726)	—	—	—	(726)
Gain on repurchase of senior exchangeable preferred stock	(173)	—	—	—	(173)
Stock-based compensation	467	—	—	—	467
Deferred income taxes	(48)	(13,692)	—	13,531	(209)
Amortization of debt issuance costs	2,748	—	—	—	2,748
Amortization discount on investments	(1,339)	—	—	—	(1,339)
Other	222	(203)	14	—	33
Change in other operating elements:
Accounts receivable	(164)	4,609	316	—	4,761
Inventories	2,319	4,127	(13)	—	6,433
Other current assets	(479)	66	20	—	(393)
Accounts payable	(7,146)	(3,419)	90	—	(10,475)
Advance billings and customer deposits	207	(725)	(5)	—	(523)
Accrued senior and junior exchangeable preferred stock dividends	19,258	—	—	—	19,258
Accrued interest	3,800	—	—	—	3,800
Other accrued expenses	(2,615)	227	(6)	—	(2,394)

Net cash provided by (used in) operating activities	(17,407)	30,069	2,331	22,225	37,218

INVESTING ACTIVITIES:
Purchases of property and equipment	(6,716)	(16,934)	(20)	—	(23,670)
Purchases of short-term investments	(78,443)	—	—	—	(78,443)
Maturities of short-term investments	78,000	—	—	—	78,000
Proceeds from sale of property and equipment	99	1,488	—	—	1,587
Other	458	(503)	—	—	(45)

Net cash used in investing activities	(6,602)	(15,949)	(20)	—	(22,571)

FINANCING ACTIVITIES:
Change in parent company receivable and payable	38,175	(13,625)	(2,325)	(22,225)	—
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	2,058	—	—	—	2,058
Proceeds from issuance of 8 1/4% senior secured notes	166,600	—	—	—	166,600
Retirement of senior secured floating rate notes	(160,000)	—	—	—	(160,000)
Repurchase of senior exchangeable preferred stock	(5,518)	—	—	—	(5,518)
Other	(2,828)	—	—	—	(2,828)

Net cash (used in) provided by financing activities	38,487	(13,625)	(2,325)	(22,225)	312

NET (DECREASE) INCREASE IN CASH	14,478	495	(14)	—	14,959
CASH AND CASH EQUIVALENTS, at beginning of year	84,136	2,639	47	—	86,822

CASH AND CASH EQUIVALENTS, at end of period	$98,614	$3,134	$33	$—	$101,781

9) EVENTS SUBSEQUENT TO JUNE 30, 2007
On July 29, 2007, Rural Cellular Corporation, Verizon Wireless (“Verizon”) and Airtouch Cellular entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which an indirect wholly-owned subsidiary of Verizon will merge with and into Rural Cellular Corporation (the “Merger”), with Rural Cellular Corporation continuing as the surviving corporation and becoming a subsidiary of Verizon. At the effective time of the Merger, Verizon will assume RCC’s debt. Additionally, each issued and outstanding share of RCC’s Class A and Class B common stock will be cancelled and converted into the right to receive $45.00 in cash, without interest.
The consummation of the Merger is subject to the approval of shareholders of Rural Cellular Corporation, receipt of necessary approvals under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions.
The Merger Agreement contains certain termination rights for both Verizon and Rural Cellular Corporation, and further provides that, upon termination of the Merger Agreement under specified circumstances, Rural Cellular Corporation may be required to pay Verizon a termination fee of $55 million.

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
On April 3, 2007, we completed the $48.2 million cash purchase of southern Minnesota wireless markets. These markets include 28 counties in southern Minnesota and, as of April 3, 2007, support a postpaid customer base of approximately 34,000 and a wholesale customer base of 16,000. RCC purchased network assets and A-block cellular licenses covering Minnesota RSAs 7, 8, 9, and 10. The southern Minnesota RSAs acquired utilize CDMA technology consistent with our northern Minnesota networks.
With the addition of the southern Minnesota properties, the population covered by RCC’s marketed networks increased by approximately 621,000 to 7.2 million. Our marketed networks served approximately 647,000 postpaid and prepaid customers as of June 30, 2007.
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
Summary of three months ended June 30, 2007
Our second quarter operating performance reflects:
•	Increased net postpaid customers, reflecting the new customers from our recently acquired southern Minnesota properties, increased gross postpaid adds, together with improved retention,

•	Increased roaming minutes more than offsetting a decrease in roaming yield resulting in increased roaming revenue,

•	Increased costs related to the continued transition of our TDMA customers to 2.5G handsets, and

•	Increased costs related to our recently acquired southern Minnesota properties.
Operating revenue
Our revenue primarily consists of service, roaming, and equipment revenue, each of which is described below:
•	Service revenue includes monthly access charges, charges for airtime used in excess of the time included in the service package purchased, long distance charges derived from calls placed by customers, and data related services.

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
Operating expenses
Our operating expenses include network costs, cost of equipment sales, selling, general and administrative expenses, and depreciation and amortization, each of which is described below:
•	Network costs include switching and transport expenses and expenses associated with the maintenance and operation of our wireless network facilities, including salaries for employees involved in network operations, site costs, charges from other service providers for resold minutes and services, and the service and expense associated with incollect revenue.

•	Cost of equipment sales includes costs associated with telephone equipment and accessories sold to customers. We continue to use discounts on phone equipment to attract customers as competition between service providers has intensified. As a result, we have incurred, and expect to continue to incur, losses on equipment sales per gross additional and migrated customer. We expect to continue these discounts and promotions because we believe they will increase the number of our wireless customers and, consequently, increase service revenue.

•	Selling, general and administrative (“SG&A”) expenses include salaries, benefits, and operating expenses such as marketing, commissions, customer support, accounting, administration, and billing. We also include in SG&A contributions payable to the USF.

•	Depreciation and amortization represents the costs associated with the depreciation of fixed assets and the amortization of customer lists and spectrum relocation.
Other expenses
In addition to the operating expenses discussed above, RCC also incurs other expenses, primarily interest on debt and dividends on preferred stock.
•	Interest expense primarily results from the issuance of outstanding notes and exchangeable preferred stock, the proceeds of which were used to finance acquisitions, repay other borrowings, and further develop our wireless network.
               Interest expense includes the following:
o	Interest expense on our credit facility, senior secured notes, senior notes, and senior subordinated notes,

o	Amortization of debt issuance costs,

o	Early extinguishment of debt issuance costs,

o	Dividends on senior and junior exchangeable preferred stock,

o	Amortization of preferred stock issuance costs,

o	Call premiums on early redemption of debt,

o	Gain (loss) on derivative instruments, and

o	Gains (losses) on repurchase and exchange of preferred stock.

•	Preferred stock dividends are accrued on our outstanding Class M convertible preferred stock.
Customer Base
Our customer base consisted of three customer categories: postpaid, wholesale, and prepaid.
(1)	Postpaid customers accounted for the largest portion of our customer base as of June 30, 2007, at 81.9%. These customers pay a monthly access fee for a wireless service plan that generally includes a fixed number of minutes and certain service features. In addition to the monthly access fee, these customers are typically billed in arrears for data usage, roaming charges, and minutes of use exceeding the rate plans.

(2)	Wholesale customers are similar to our postpaid customers in that they pay monthly fees to utilize our network and services; however, the customers are billed by a third party (reseller), who has effectively resold our service to the end user (customer). We in turn bill the third party for the monthly usage of the end user. Wholesale customers accounted for 16.9% of our total customer base as of June 30, 2007.

(3)	Prepaid customers pay in advance to utilize our network and services and allow us to minimize bad debt, billing and collection costs. Typically, prepaid customers produce lower LSR and higher churn than postpaid customers. Our prepaid customers accounted for 1.2% of our customer base as of June 30, 2007.
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

		Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
		%		%		%		%
(in thousands)	Amount	of revenue	Amount	of revenue	Amount	of revenue	Amount	of revenue
REVENUE:
Service	$107,445	68.2%	$96,939	69.2%	$205,319	68.9%	$192,909	70.6%
Roaming	43,580	27.6	36,660	26.1	79,527	26.7	67,466	24.7
Equipment	6,659	4.2	6,599	4.7	13,068	4.4	12,955	4.7

Total revenue	157,684	100.0	140,198	100.0	297,914	100.0	273,330	100.0

OPERATING EXPENSES:
Network costs, excluding depreciation	40,203	25.5	34,862	24.9	74,725	25.1	67,169	24.6
Cost of equipment sales	14,094	8.9	13,222	9.4	26,966	9.1	26,249	9.6
Selling, general and administrative	40,229	25.5	36,707	26.2	74,023	24.8	70,957	26.0
Depreciation and amortization	20,021	12.7	30,631	21.8	42,231	14.2	60,058	22.0

Total operating expenses	114,547	72.6	115,422	82.3	217,945	73.2	224,433	82.2

OPERATING INCOME	43,137	27.4	24,776	17.7	79,969	26.8	48,897	17.8

OTHER INCOME (EXPENSE):
Interest expense	(61,723)	(39.1)	(53,623)	(38.2)	(109,366)	(36.7)	(99,963)	(36.6)
Interest and dividend income	2,531	1.6	2,250	1.6	4,772	1.6	3,750	1.4
Other	(187)	(0.1)	414	0.3	(214)	(0.1)	204	0.1

Other expense, net	(59,379)	(37.6)	(50,959)	(36.3)	(104,808)	(35.2)	(96,009)	(35.1)

LOSS BEFORE INCOME TAX BENEFIT	(16,242)	(10.2)	(26,183)	(18.6)	(24,839)	(8.4)	(47,112)	(17.3)

INCOME TAX BENEFIT	(89)	(0.0)	(104)	(0.1)	(168)	(0.1)	(209)	(0.1)

NET LOSS	(16,153)	(10.2)	(26,079)	(18.5)	(24,671)	(8.3)	(46,903)	(17.2)
PREFERRED STOCK DIVIDEND	(3,914)	(2.5)	(3,622)	(2.6)	(7,714)	(2.6)	(7,136)	(2.6)

LOSS APPLICABLE TO COMMON SHARES	$(20,067)	(12.7)%	$(29,701)	(21.1)%	$(32,385)	(10.9)%	$(54,039)	(19.8)%

	Three Months Ended June 30,		Six Months Ended June 30,
Consolidated Operating Data:	2007	2006	2007	2006
Penetration (1) (2)	8.9%	8.9%	8.9%	8.9%
Retention (3)	98.3%	97.3%	98.2%	97.4%
Average monthly revenue per customer (4)	$76	$74	$74	$71
Local service revenue per customer (5)	$53	$53	$52	$52
Acquisition cost per customer (6)	$544	$578	$511	$555

	June 30,	September 30,	December 31,	March 31,	June 30,
Customer and POPs Data:	2006	2006	2006	2007	2007
Voice customers at period end
Postpaid	575,537	577,994	586,092	594,327	638,116
Prepaid	11,048	9,910	9,433	8,937	9,111
Wholesale	103,841	106,673	110,133	112,368	131,302

Total customers	690,426	694,577	705,658	715,632	778,529

Direct marketed POPs (1)
RCC Cellular	5,828,000	5,828,000	5,828,000	5,828,000	6,461,000
Wireless Alliance	776,000	776,000	776,000	776,000	781,000

Total POPs	6,604,000	6,604,000	6,604,000	6,604,000	7,242,000

(1)	Reflects 2000 U.S. Census Bureau data updated for December 2002.

(2)	Represents the ratio of wireless voice customers, excluding wholesale customers, at the end of the period to population served (“POPs”).

(3)	Determined for each period by dividing total postpaid wireless voice customers discontinuing service during such period by the average postpaid wireless voice customers for such period (customers at the beginning of the period plus customers at the end of the period, divided by two), dividing that result by the number of months in the period, and subtracting such result from one.

(4)	Determined for each period by dividing the sum of service revenue (not including pass-through regulatory fees) and roaming revenue by the monthly average postpaid customers for such period.

(5)	Determined for each period by dividing service revenue (not including pass-through regulatory fees) by the monthly average postpaid customers for such period.

(6)	Determined for each period by dividing the sum of selling and marketing expenses, net cost of equipment sales, and depreciation of rental telephone equipment by the gross postpaid and prepaid wireless voice customers added during such period.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Retention
Postpaid wireless voice customers discontinuing service (1)	32,059	46,231	65,355	92,973
Weighted average three month aggregate postpaid wireless voice customers (2)	1,895,886	1,739,930	3,663,846	3,515,594

Churn (1) ÷ (2)	1.7%	2.7%	1.8%	2.6%
Retention (1 minus churn)	98.3%	97.3%	98.2%	97.4%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Acquisition Cost Per Customer
(in thousands, except customer gross additions and acquisition cost per customer )
Selling and marketing expense	$15,533	$13,998	$29,317	$27,044
Net cost of equipment	7,435	6,623	13,898	13,294
Adjustments to cost of equipment	824	630	1,477	1,198

Total costs used in the calculation of acquisition cost per customer (3)	$23,792	$21,251	$44,692	$41,536
Customer postpaid and prepaid gross additions (4)	43,749	36,754	87,477	74,850

Acquisition cost per customer (3) ÷ (4)	$544	$578	$511	$555

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Local Service Revenue Per Customer (“LSR”)
(in thousands, except weighted average three month aggregate postpaid wireless voice customers and LSR)
Revenues (as reported in Consolidated Statements of Operations)
Service revenues	$107,445	$96,939	$205,319	$192,909
Non postpaid revenue adjustments	(7,232)	(5,435)	(13,024)	(10,401)

Service revenues for LSR (5)	$100,213	$91,504	$192,295	$182,508
Weighted average three month aggregate postpaid wireless voice customers (6)	1,895,886	1,739,930	3,663,846	3,515,594

LSR (5) ÷ (6)	$53	$53	$52	$52

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Average Revenue Per Customer (“ARPU”)
(in thousands, except weighted average three month aggregate postpaid wireless voice customers and ARPU)
Revenues (as reported in Consolidated Statements of Operations)
Service revenues	$107,445	$96,939	$205,319	$192,909
Roaming revenues	43,580	36,660	79,527	67,466

Total	151,025	133,599	284,846	260,375

Non postpaid revenue adjustments:	(7,232)	(5,435)	(13,024)	(10,401)

Service revenues for ARPU (7)	$143,793	$128,164	$271,822	$249,974
Weighted average three month aggregate postpaid wireless voice customers (8)	1,895,886	1,739,930	3,663,846	3,515,594

ARPU (7) ÷ (8)	$76	$74	$74	$71

Three months ended June 30, 2007 and 2006
Revenue
Operating Revenue:

	Three Months Ended June 30,
(In thousands)	2007	2006	$ Change	% Change
Service	$107,445	$96,939	$10,506	10.8%
Roaming	43,580	36,660	6,920	18.9%
Equipment	6,659	6,599	60	0.9%

Total operating revenue	$157,684	$140,198	$17,486	12.5%

Service Revenue

	Three Months Ended June 30,
(In thousands)	2007	2006	$ Change	% Change
Local service	$91,476	$82,450	$9,026	10.9%
USF support	11,189	10,972	217	2.0%
Regulatory pass through	4,589	3,339	1,250	37.4%
Other	191	178	13	7.3%

Total service revenue	$107,445	$96,939	$10,506	10.8%

The increase in service revenue for the three months ended June 30, 2007 primarily reflects 62,579 additional postpaid customers as compared to June 30, 2006. The increase in regulatory pass-through fees reflects an increase in overall customers and a change in rates.
We are currently receiving USF support in the states of Alabama, Kansas, Maine, Minnesota, Mississippi, New Hampshire, Oregon, South Dakota, Vermont, and Washington. Reflecting relatively consistent customer levels, USF support payments were $11.2 million for the three months ended June 30, 2007 as compared to $11.0 million for the three months ended June 30, 2006. Reflecting the addition of our Southern Minnesota markets, we expect USF support in 2007 to be slightly higher than in 2006.
Customers. Including approximately 34,000 postpaid customers and 16,000 wholesale customers added from the April 1, 2007 southern Minnesota acquisition, total customers increased 88,103 to 778,529 at June 30, 2007 as compared to 690,426 at June 30, 2006. Postpaid customer gross additions increased 18.8% to 41,848 for the three months ended June 30, 2007 compared to 35,220 last year. Postpaid customer retention was 98.3% for the quarter compared to 97.3% in the second quarter last year. As a result of the improved gross additions and retention, postpaid customers grew by 9,789 during the quarter compared to a loss of 11,011 last year.
As of June 30, 2007, approximately 91% of our postpaid customers were using new technology devices compared to 86% at March 31, 2007. We continue to experience higher retention rates and LSR from our new technology customers and therefore will continue to migrate our legacy customer base to new technology products.
Roaming Revenue. The 18.9% increase in roaming revenue during the three months ended June 30, 2007 primarily reflects a 22% increase in outcollect minutes and a significant increase in data revenue, which together were partially offset by a decline in our roaming yield. Our outcollect yield for the three months ended June 30, 2007 was $0.10 per minute as compared to $0.11 per minute in the three months ended June 30, 2006. Data roaming revenue for the three months ended June 30, 2007 was $3.8 million as compared to $1.9 million in the comparable period of last year.
For the three months ended June 30, 2007, and 2006, Cingular, Verizon Wireless, and T-Mobile together accounted for approximately 94%, and 93%, respectively, of our total outcollect roaming minutes.
We anticipate 2007 roaming minute increases to offset anticipated roaming yield declines, which, together with the full year operation of our new technology networks, should result in 2007 roaming revenue exceeding 2006 levels.

Equipment Revenue. Equipment revenue was basically unchanged at $6.7 million and $6.6 million for the three month periods ended June 30, 2007 and 2006, respectively. Offsetting a decline in handset pricing was an 18.8% increase in gross postpaid additions to 41,848 as compared to 35,220 during the comparable period last year. Customer handset migrations for the three months ended June 30, 2007 were 53,068 as compared to 55,031 in 2006.
Operating Expenses

	Three Months Ended June 30,
(In thousands)	2007	2006	$ Change	% Change
Network cost
Incollect cost	$16,545	$11,047	$5,498	49.8%
Other network cost	23,658	23,815	(157)	-0.7%

	40,203	34,862	5,341	15.3%
Cost of equipment sales	14,094	13,222	872	6.6%
Selling, general and administrative	40,229	36,707	3,522	9.6%
Depreciation and amortization	20,021	30,631	(10,610)	-34.6%

Total operating expenses	$114,547	$115,422	$(875)	-0.8%

Network Cost. Network cost, as a percentage of total revenues, increased to 25.5% for the three months ended June 30, 2007 as compared to 24.9% for the three months ended June 30, 2006, largely reflecting an increase in incollect cost. While this increase is due to greater off-network customer call activity across all territories, our newly acquired Southern Minnesota property represents a disproportionate share of this increase. The incollect expense in these markets is expected to decrease over the next two quarters. Cell sites increased to 1,260 at June 30, 2007 (including approximately 80 cell sites acquired in southern Minnesota) as compared to 1,115 at June 30, 2006.
During the three months ended June 30, 2007 incollect minutes increased 45% compared to the prior year. Incollect cost per minute for both the three months ended June 30, 2007 and 2006 was approximately $0.08 per minute.
We anticipate network costs to be higher in 2007, reflecting an increased number of cell sites, increased network presence from our acquisition of southern Minnesota markets, overall increased network traffic including incollect minutes, and higher outsourced data service costs.
Cost of Equipment Sales. As a percentage of revenue, cost of equipment sales for the three months ended June 30, 2007 decreased to 8.9% as compared to 9.4% for the three months ended June 30, 2006. Cost of equipment sales increased 6.6% to $14.1 million for the three months ended June 30, 2007, primarily reflecting an increase in gross customer additions and a slight increase in the average cost of handsets. The average cost of a handset increased to $134 for the three months ended June 30, 2007 as compared to $132 for the three months ended June 30, 2006. Gross postpaid additions for the three months ended June 30, 2007 were 41,848 as compared to 35,220 during the comparable period of 2006. Customer handset migrations for the three months ended June 30, 2007 were 53,068 as compared to 55,031in the comparable period of the prior year.
As of June 30, 2007, approximately 91% of our postpaid customers were using new technology devices compared to 86% at March 31, 2007.
Our new technology customers provide higher retention rates and LSR; therefore, we plan to substantially complete the migration of the legacy customer base to new technology products throughout 2007.

Selling, General and Administrative.
Components of SG&A are as follows:

	Three Months Ended June 30,
(in thousands)	2007	2006	$ Change	% Change
General and administrative	$16,258	$14,567	$1,691	11.6%
Sales and marketing	15,533	13,998	1,535	11.0%
Regulatory pass-through fees	4,762	3,607	1,155	32.0%
Stock based compensation	1,324	404	920	227.7%
Bad debt	2,352	4,131	(1,779)	-43.1%

	$40,229	$36,707	$3,522	9.6%

As a percentage of revenue, SG&A decreased to 25.5% for the three months ended June 30, 2007 as compared to 26.2% for the three months ended June 30, 2006. SG&A increased 9.6% to $40.2 million, reflecting the following:
•	increased general and administrative expenses, primarily reflecting an increase in employee medical claims,

•	increased regulatory pass-through fees, which were largely offset in service revenue,

•	increased non-cash stock-based compensation expense (see Stock-based compensation), and

•	increased sales and marketing expenses, which were primarily related to the southern Minnesota market launch.
These increases were partially offset by a 43.1% decline in bad debt expense, which was $2.4 million. The decline in bad debt expense reflects our successful collection efforts and credit policies and is another contributing factor to our improved retention.
Stock-based compensation — SG&A. In accordance with our adoption of SFAS No. 123(R), stock-based compensation in our financial statements was recognized for all stock-based compensation expense arrangements, including employee and non-employee stock options granted after January 1, 2006 and all stock-based compensation arrangements granted prior to January 1, 2006, remaining unvested as of such date, commencing with the quarter ended March 31, 2006. Accordingly, for the three months ended June 30, 2007, stock-based compensation increased to $1.3 million from $404,000 for the three months ended June 30, 2006, primarily reflecting the increase in market price of our stock and its effect on the valuation and the corresponding expense related to current and prior year stock-based awards.
Depreciation and Amortization. Depreciation and amortization expense decreased 34.6% for the three months ended June 30, 2007 to $20.0 million as compared to $30.6 million for the three months ended June 30, 2006. This decrease reflects the fully depreciated status of our TDMA cell site assets at December 31, 2006. Reflecting the fully depreciated status of these TDMA assets, we expect depreciation for 2007 to be less than in 2006.

Other Income (Expense)
Interest Expense.
Components of interest expense are as follows:

	Three Months Ended June 30,
(in thousands)	2007	2006	$ Change	% Change
Interest expense on credit facility	$538	$1,169	$(631)	-54.0%
Interest expense on senior secured notes	10,201	11,623	(1,422)	-12.2%
Interest expense on senior notes	8,024	8,024	—	0.0%
Interest expense on senior subordinated notes	16,873	12,123	4,750	39.2%
Amortization of debt issuance costs	1,332	1,378	(46)	-3.3%
Write-off of debt issuance costs	3,256	2,753	503	18.3%
Call premium on early redemption of notes	9,750	3,200	6,550	204.7%
Senior and junior preferred stock dividends	11,787	13,744	(1,957)	-14.2%
Effect of derivative instruments	(153)	(298)	145	48.7%
Other	115	(93)	208	223.7%

	$61,723	$53,623	$8,100	15.1%

Interest expense for the three months ended June 30, 2007 increased 15.1%, primarily reflecting a $9.8 million call premium related to the redemption of our 9 3/4% senior subordinated notes.
Cash interest expense for the three months ended June 30, 2007 was $95.1 million as compared to $17.2 million in the three months ended June 30, 2006. This increase primarily reflects the cash payment of $41.7 million in dividends on our senior exchangeable preferred stock and the cash payment of $32.8 million in dividends on our junior exchangeable preferred stock during the three months ended June 30, 2007.
Senior exchangeable preferred stock dividends paid in cash during the three months ended June 30, 2006 totaled $8.3 million. We did not pay junior exchangeable preferred stock dividends in cash during the three months ended June 30, 2006.
Preferred Stock Dividends
Preferred stock dividends for the three months ended June 30, 2007 increased by 8.0% to $3.9 million as compared to $3.6 million in the three months ended June 30, 2006. The increase in preferred stock dividends reflects the compounding effect of the accrual of past dividends.

Six months ended June 30, 2007 and 2006
Revenue
Operating Revenue:

	Six Months Ended June 30,
(In thousands)	2007	2006	$ Change	% Change
Service	$205,319	$192,909	$12,410	6.4%
Roaming	79,527	67,466	12,061	17.9%
Equipment	13,068	12,955	113	0.9%

Total operating revenue	$297,914	$273,330	$24,584	9.0%

Service Revenue.
Service Revenue

	Six Months Ended June 30,
(In thousands)	2007	2006	$ Change	% Change
Local service	$174,348	$163,853	$10,495	6.4%
USF support	22,330	22,271	59	0.3%
Regulatory pass through	8,277	6,411	1,866	29.1%
Other	364	374	(10)	-2.7%

Total service revenue	$205,319	$192,909	$12,410	6.4%

The 6.4% increase in service revenue for the six months ended June 30, 2007 primarily reflects a 10.9% increase in postpaid customers as compared to June 30, 2006. The increase in regulatory pass-through fees reflects an increase in overall customers and a change in rates.
USF support payments were $22.3 million for both the six months ended June 30, 2007 and the six months ended June 30, 2006. Reflecting the addition of our southern Minnesota markets, we expect USF support in 2007 to be slightly higher than in 2006.
Customers. Including approximately 34,000 postpaid customers and 16,000 wholesale customers added in the April 1, 2007 southern Minnesota acquisition, total customers increased 88,103 to 778,529 at June 30, 2007 as compared to 690,426 at June 30, 2006. Postpaid customer gross additions increased 17.9% to 83,379 for the six months ended June 30, 2007 compared to 70,741 last year. Postpaid customer retention was 98.2% for the six months ended June 30, 2007 compared to 97.4% for the six months ended June 30, 2006. As a result of the improved gross additions and retention, postpaid customers grew by 18,024 during the six months ended June 30, 2007 compared to a loss of 22,232 last year.
As of June 30, 2007, approximately 91% of our postpaid customers were using new technology devices compared to 82% at December 31, 2006. We continue to experience higher retention rates and LSR from our new technology customers and therefore will continue to migrate our legacy customer base to new technology products.
Roaming Revenue. The 17.9% increase in roaming revenue during the six months ended June 30, 2007 primarily reflects a 21% increase in outcollect minutes and a significant increase in data revenue, which together were partially offset by a decline in our roaming yield. Our outcollect yield for the six months ended June 30, 2007 was $0.10 per minute as compared to $0.11 per minute last year at this time. Data roaming revenue for the six months ended June 30, 2007 was $6.6 million as compared to $2.4 million in the comparable period of last year.

For the six months ended June 30, 2007, and 2006, Cingular, Verizon Wireless, and T-Mobile together accounted for approximately 94% and 93%, respectively, of our total outcollect roaming minutes.
We anticipate 2007 roaming minute increases to offset anticipated roaming yield declines, which, together with the full year operation of our new technology networks, should result in 2007 roaming revenue exceeding 2006 levels.
Equipment Revenue. Equipment revenue was mostly unchanged at $13.1 million for the six month period ended June 30, 2007 and $13.0 million for the six month period ended June 30, 2006. Offsetting a decline in handset pricing was a 17.9% increase in gross postpaid additions to 83,379 as compared to 70,741 during the comparable period of the prior year. Customer handset migrations for the six months ended June 30, 2007 were 99,137 as compared to 100,080 in 2006.
Operating Expenses

	Six Months Ended June 30,
(In thousands)	2007	2006	$ Change	% Change
Network cost
Incollect cost	$29,378	$21,824	$7,554	34.6%
Other network cost	45,347	45,345	2	0.0%

	74,725	67,169	7,556	11.2%

Cost of equipment sales	26,966	26,249	717	2.7%
Selling, general and administrative	74,023	70,957	3,066	4.3%
Depreciation and amortization	42,231	60,058	(17,827)	-29.7%

Total operating expenses	$217,945	$224,433	$(6,488)	-2.9%

Network Cost. Network cost, as a percentage of total revenues, increased to 25.1% for the six months ended June 30, 2007 as compared to 24.6% for the six months ended June 30, 2006 largely reflecting an increase in incollect cost. While this increase is due to greater off-network customer call activity across all territories, our newly acquired Southern Minnesota property represents a disproportionate share of this increase. The incollect expense in these markets is expected to decrease over the next two quarters. Cell sites increased to 1,260 at June 30, 2007 as compared to 1,115 at June 30, 2006, including approximately 80 cell sites acquired in southern Minnesota.
During the six months ended June 30, 2007 incollect minutes increased 39% compared to the prior year. Partially offsetting the effect of increased incollect minutes was a decline in incollect cost per minute for the six months ended June 30, 2007 to approximately $0.08 per minute as compared to $0.09 for the six months ended June 30, 2006.
We anticipate network costs to be higher in 2007, reflecting an increased number of cell sites, increased network presence from our acquisition of southern Minnesota markets, overall increased network traffic, including incollect minutes, and higher outsourced data service costs.
Cost of Equipment Sales. As a percentage of revenue, cost of equipment sales for six months ended June 30, 2007 decreased to 9.1% as compared to 9.6% for the six months ended June 30, 2006. Cost of equipment sales increased 2.7% to $27.0 million for the six months ended June 30, 2007, primarily reflecting an increase in gross customer additions partially offset by lower handset pricing. The average cost of a handset decreased to $133 for the six months ended June 30, 2007 as compared to $138 for the six months ended June 30, 2006. Gross postpaid additions for the six months ended June 30, 2007 were 83,379 as compared to 70,741 during the comparable period of 2006. Customer handset migrations for the six months ended June 30, 2007 were 99,137 as compared to 100,080 in the comparable period of the prior year.
As of June 30, 2007, approximately 91% of our postpaid customers were using new technology devices as compared to 82% at December 31, 2006. Our new technology customers provide higher retention rates and LSR; therefore, we plan to substantially complete the migration of the legacy customer base to new technology products throughout 2007.

Selling, General and Administrative.
Components of SG&A are as follows:

	Six Months Ended June 30,
(in thousands)	2007	2006	$ Change	% Change
General and administrative	$30,579	$28,567	$2,012	7.0%
Sales and marketing	29,317	27,044	2,273	8.4%
Regulatory pass-through fees	8,680	6,844	1,836	26.8%
Stock based compensation	1,738	467	1,271	272.2%
Bad debt	3,709	8,035	(4,326)	-53.8%

	$74,023	$70,957	$3,066	4.3%

As a percentage of revenue, SG&A decreased to 24.8% for the six months ended June 30, 2007 as compared to 26.0% for the six months ended June 30, 2006. SG&A for the six months ended June 30, 2007 increased 4.3% to $74.0 million, reflecting:
•	increased general and administrative expenses, primarily reflecting an increase in employee medical claims,

•	increased regulatory pass-through fees, which were largely offset in service revenue,

•	increased non-cash stock-based compensation expense (see Stock-based compensation), and

•	increased sales and marketing expenses, which were primarily related to the southern Minnesota market launch.
These increases were partially offset by a 53.8% decline in bad debt expense, which was $3.7 million for the six months ended June 30, 2007. The decline in bad debt expense reflects our successful collection efforts and credit policies and is another contributing factor to our improved retention
Stock-based compensation — SG&A. In accordance with our adoption of SFAS No. 123(R), stock-based compensation in our financial statements was recognized for all stock-based compensation expense arrangements, including employee and non-employee stock options granted after January 1, 2006 and all stock-based compensation arrangements granted prior to January 1, 2006, remaining unvested as of such date, commencing with the quarter ended June 30, 2006. Accordingly, for the six months ended June 30, 2007, stock-based compensation increased to $1.7 million from $467,000 for the six months ended June 30, 2006, primarily reflecting the increase in market price of our stock and its effect on the valuation and the corresponding expense related to current and prior year stock-based awards.
Depreciation and Amortization. Depreciation and amortization expense decreased 29.7% for the six months ended June 30, 2007 to $42.2 million as compared to $60.1 million for the six months ended June 30, 2006. This decrease reflects the fully depreciated status of our TDMA cell site assets at December 31, 2006. Reflecting the fully depreciated status of these TDMA assets, we expect depreciation for 2007 to be less than in 2006.

Other Income (Expense)
Interest Expense.
Components of interest expense are as follows:

	Six Months Ended June 30,
(in thousands)	2007	2006	$ Change	% Change
Interest expense on credit facility	$1,638	$2,262	$(624)	-27.6%
Interest expense on senior secured notes	20,387	22,454	(2,067)	-9.2%
Interest expense on senior notes	16,047	16,047	—	0.0%
Interest expense on senior subordinated notes	29,108	23,980	5,128	21.4%
Amortization of debt issuance costs	2,645	2,748	(103)	-3.7%
Write-off of debt issuance costs	3,256	2,795	461	16.5%
Call premium on early redemption of notes	9,750	3,200	6,550	204.7%
Senior and junior preferred stock dividends	26,526	27,572	(1,046)	-3.8%
Effect of derivative instruments	(166)	(726)	560	77.1%
Gain on repurchase of senior exchangeable preferred stock	—	(173)	173	-100.0%
Other	175	(196)	371	189.3%

	$109,366	$99,963	$9,403	9.4%

Interest expense for the six months ended June 30, 2007 increased 9.4%, primarily reflecting a $9.8 million call premium related to the redemption of our 9 3/4% senior subordinated notes.
Gain on repurchase of Senior Exchangeable Preferred Stock. We did not repurchase any of our senior exchangeable preferred stock during the six months ended June 30, 2007. During the six months ended June 30, 2006, we repurchased an aggregate of 4,560 shares of our senior exchangeable stock. The corresponding gain of $173,000, not including transaction commissions and other related fees, is recorded as a reduction of interest.
Cash interest expense for the six months ended June 30, 2007 increased to $152.9 million as compared to $71.1 million in the six months ended June 30, 2006. This increase primarily reflects the cash payment of $41.7 million in dividends on our senior exchangeable preferred stock and the cash payment of $32.8 million in dividends on our junior exchangeable preferred stock during the six months ended June 30, 2007. Senior exchangeable preferred stock dividends paid in cash during the six months ended June 30, 2006 totaled $8.3 million. We did not pay junior exchangeable preferred stock dividends during the six months ended June 30, 2006.
Preferred Stock Dividends
Preferred stock dividends for six months ended June 30, 2007 increased by 8.1% to $7.7 million as compared to $7.1 million in the six months ended June 30, 2006. The increase in preferred stock dividends reflects the compounding effect of the accrual of past dividends.

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
We believe our networks continue to perform well as shown by increasing customers and roaming MOUs as we continue to manage the process of transferring our networks from TDMA/analog to new technologies. Our cell site count has increased from 1,158 sites at December 31, 2006 to 1,260 sites at June 30, 2007, including 80 sites acquired in southern Minnesota. We expect to add approximately 100 cell sites in 2007(in addition to the 80 southern Minnesota acquired sites), which will add capacity within our networks, allowing them to carry increased roaming traffic and to accommodate new technology customers. We anticipate our total capital expenditures for 2007 will be funded primarily from cash on hand and operating cash flow. Primarily reflecting our efforts to provide additional network capacity, capital expenditures for the six months ended June 30, 2007 were $22.6 million. During the six months ended June 30, 2006, capital expenditures were $23.7 million.
Junior Exchangeable Preferred Stock. As of August 15, 2006, we had failed to pay six quarterly dividends on the Junior Exchangeable Preferred Stock and, accordingly, a “Voting Rights Triggering Event,” as defined in its Certificate of Designation occurred. As a result, the holders of junior exchangeable preferred stock have the right to elect two directors. While a “Voting Rights Triggering Event” exists, certain terms of our junior exchangeable preferred stock, if enforceable, may prohibit incurrence of additional indebtedness, including borrowings under our revolving credit facility. The five accrued dividends in arrears for the junior exchangeable preferred securities, through June 30, 2007, totaled approximately $51.6 million. Although a portion of the accrued dividends were paid in May 2007, the right to elect directors continues until all past due dividends are paid in full.
Credit Facility. In April 2007, we negotiated an amendment to our revolving credit facility explicitly permitting the payment of senior and junior exchangeable preferred stock dividend payments and replacing all financial covenant ratios with one new senior secured first lien debt covenant. On May 15, 2007, we repaid the outstanding balance of $58.0 million on our revolving credit facility. As of June 30, 2007, we were in compliance with the covenants under the credit facility and had availability of $60 million.
Our borrowings under the revolving credit facility bear interest at rates based on, at our option, on either (i) the one, two, three, six, or, if made available by the lender, nine or twelve month Eurodollar rate, which is determined by reference to the Adjusted LIBOR rate, or (ii) the Alternate Base Rate, which is the higher of the prime lending rate on page 5 of the Telerate Service and the Federal Funds Effective Rate plus 1/2 of 1 percent. In each case, we are required to pay an additional margin of interest above the Eurodollar rate or the Alternate Base Rate. The margin is based on the ratio of our senior secured debt to our adjusted cash flow. The margin above the Alternate Base Rate ranges from 0.75% to 1.00%. The margin above the Eurodollar rate fluctuates from 1.75% to 2.00%.

Cash flows for the six months ended June 30, 2007, compared with the six months ended June 30, 2006.

	Six Months Ended June 30,
(in thousands)	2007	2006	Change
Net cash (used in) provided by operating activities	$(35,929)	$37,218	$(73,147)
Net cash provided by (used in) investing activities	40,933	(22,571)	63,504
Net cash (used in) provided by financing activities	(51,136)	312	(51,448)

Net (decrease) increase in cash and cash equivalents	(46,132)	14,959	(61,091)

Cash and cash equivalents, at beginning of year	72,495	86,822	(14,327)

Cash and cash equivalents, at end of period	$26,363	$101,781	$(75,418)

Net cash and cash equivalents used in operating activities was $35.9 million for the six months ended June 30, 2007. Adjustments to the $24.7 million net loss to reconcile to net cash used in operating activities primarily included $48.0 million in senior and junior exchangeable preferred stock dividends and $10.7 million in accrued interest. Partially offsetting these items was $42.2 million in depreciation and amortization.
Net cash provided by investing activities for the six months ended June 30, 2007 was $40.9 million. This amount included $132.5 million in maturities of short-term investments, which were partially offset by $49.0 million for acquisition of wireless properties, $22.7 million for purchases of property and equipment and $20.5 million in short-term investment purchases. The majority of property and equipment purchases were related to maintenance related to our networks in addition to adding to our southern Minnesota network.
Net cash used in financing activities for the six months ended June 30, 2007 was $51.1 million, reflecting the following:
•	Proceeds from the issuance of common stock pursuant to our employee stock purchase plan and upon exercise of stock options for $1.8 million,

•	$58.0 million pay off of the outstanding balance under our credit facility,

•	Issuance of $425.0 million aggregate principal amount of Senior Subordinated Floating Rate Notes,

•	Redemption of 9 3/4% Senior Subordinated Notes for $300.0 million, and

•	Redemption of senior subordinated debentures for $115.5 million.
Liquidity. Primarily reflecting the $58.0 million repayment of the outstanding balance under our credit facility together with the cash payment of $41.7 million in dividends on our senior exchangeable preferred stock and the cash payment of $32.8 million in dividends on our junior exchangeable preferred stock, our cash and cash equivalents and short-term investments decreased to $26.4 million as compared to $183.2 million at December 31, 2006. Cash interest payments during the six months ended June 30, 2007 were $152.9 million as compared to $71.1 million during the six months ended June 30, 2006.
Under the documents governing our indebtedness, we are able to make limited restricted payments, including the repurchase of senior subordinated notes or preferred stock and the payment of dividends to holders of our equity securities.
We believe that our cash and cash equivalents on hand and our cash flows from operations will be sufficient to enable us to meet required cash commitments through the next twelve-month period, and we anticipate we will be in compliance with our covenants under the credit facility.
Supplemental Disclosure of Condensed Consolidated Cash Flow Information

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Cash paid for:
Interest	$95,092	$17,230	$152,879	$71,050

Forward-Looking Statements
Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although RCC believes that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. A number of factors could cause actual results, performance, achievements of RCC, or industry results to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, competitive considerations, success of customer enrollment initiatives, the ability to increase wireless usage and reduce customer acquisition costs, the ability to improve customer retention, the successful integration of any acquired operations with RCC’s existing operations, the ability to negotiate favorable roaming agreements, the ability to service debt, and other factors discussed in RCC’s Report on Form 10-K for the year ended December 31, 2006 and in other filings with the Securities and Exchange Commission. Investors are cautioned that all forward-looking statements involve risks and uncertainties.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have issued debt and preferred securities and used bank credit facilities as well as cash from operations to finance our capital requirements and operations. These financial instruments, to the extent they provide for variable rates of interest, expose us to interest rate risk. One percentage point of an interest rate adjustment would have changed our cash interest payments on an annual basis by approximately $6.0 million as of June 30, 2007.

Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of June 30, 2007, based on an evaluation carried out under the supervision and with the participation of RCC’s management, including the chief executive officer (CEO) and the chief financial officer (CFO), of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that RCC’s disclosure controls and procedures are effective.
There was no change in our internal control over financial reporting during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. RISK FACTORS
See “Risk Factors” in Part I — Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2006 for information on risk factors. There were no material changes in the nature or status of our risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 3. DEFAULTS UPON SENIOR SECURITIES
(b) Preferred Stock Dividends
12 1/4% Junior Exchangeable Preferred Stock. Although we paid four quarterly dividends on the junior exchangeable preferred stock in May 2007, at June 30, 2007 we were five dividend payments in arrears, creating a “Voting Rights Triggering Event.” Accrued dividends in arrearage, through August 7, 2007, were approximately $55 million. We have not declared and likely will not pay, the dividend due on August 15, 2007.
The shares of the junior exchangeable preferred stock are non-voting, except as otherwise required by law and as provided in their Certificate of Designation. The Certificate of Designation provides that at any time dividends on the outstanding junior exchangeable preferred stock are in arrears and unpaid for six or more quarterly dividend periods (whether or not consecutive), the holders of a majority of the outstanding shares of the junior exchangeable preferred stock, voting as a class, will be entitled to elect the lesser of two directors or that number of directors constituting 25% of the members of RCC’s Board of Directors. The voting rights continue until such time as all dividends in arrears on the junior exchangeable preferred stock are paid in full, at which time the terms of any directors elected pursuant to such voting rights will terminate. Voting rights may also be triggered by other events described in the Certificate of Designation.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	We held an Annual Meeting of Shareholders on May 25, 2007.

(c)	The following matters were considered:
1.	Election of three Class I directors, each for a three-year term expiring in 2010:

Name	Affirmative	Authority Withheld
James V. Continenza	19,733,918	132,137
Jacques Leduc	19,827,768	38,287
Wesley E. Schultz	18,607,001	1,259,054

     There were 8,810 abstentions and no broker non-votes.
•	Paul J. Finnegan and Anthony J. Bolland were elected unanimously by the holders of the Class M preferred stock to one-year terms.

•	Continuing as Class II directors are Ann K. Newhall, George Revering, and Don C. Swenson.

•	Continuing as Class III directors are Richard P. Ekstrand and George W. Wikstrom.
2.	Appointment of Deloitte & Touche LLP as independent auditors for 2007 fiscal year. Voting on ratification were 19,848,347 votes in favor, 6,988 opposed, 10,720 abstentions, and 0 broker non-votes.
As discussed in our proxy statement dated April 23, 2007, the holders of our 12 1/4% Junior Exchangeable Preferred Stock have the right to elect two members of our Board of Directors, and accordingly made arrangements for this election to take place at our Annual Meeting on May 25, 2007. Because a quorum of the 12 1/4% Junior Exchangeable Preferred Stock holders was not present at our Annual Meeting, the election did not take place. The holders of our 12 1/4% Junior Exchangeable Preferred Stock continue to have the right to elect two members to our Board of Directors.
Item 6. EXHIBITS
The following exhibits are filed with this report.
3.2	Amended and Restated Bylaws, as amended effective May 3, 2007

4.1	Indenture dated as of May 30, 2007 by and between Rural Cellular Corporation and Wells Fargo Bank, N.A., Trustee, related to Floating Rate Senior Subordinated Notes Due 2013

4.2	Registration Rights Agreement dated as of May 30, 2007 by and between Rural Cellular Corporation and Bear Stearns & Co. Inc.

10.1	Third Amendment to Credit Agreement dated April 13, 2007

10.2	Amended and Restated Employment Agreement with Richard P. Ekstrand dated June 21, 2007

10.3	Amended and Restated Employment Agreement with Wesley E. Schultz dated June 21, 2007

10.4	Amended and Restated Employment Agreement with Ann K. Newhall dated June 21, 2007

10.5	Amended and Restated Change in Control Agreement with David J. Del Zoppo dated June 21, 2007

10.6(a)	Master Hosted Services Agreement by and between Rural Cellular Corporation and Ericsson Inc. effective April 25, 2007

*10.6(b)	Schedule No. 1 to the Master Hosted Services Agreement

*10.6(c)	Schedule No. 2 to the Master Hosted Services Agreement

*10.7	Amendment Three, dated May 12, 2007 to Billing Services and License Agreement with VeriSign, Inc.

31.1	Certification of Rural Cellular Corporation’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Rural Cellular Corporation’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

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