Form 10-Q
period 2007-09-30
RURAL CELLULAR CORP
filed 2007-11-09
CIK 869561

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2007.

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
Large accelerated file ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES   NO ☑
     Number of shares of common stock outstanding as of the close of business on November 5, 2007.

Class A	15,427,686
Class B	237,120

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

	September 30,	December 31,
(In thousands)	2007	2006
CURRENT ASSETS:
Cash and cash equivalents	$89,324	$72,495
Short-term investments	—	110,716
Accounts receivable, less allowance for doubtful accounts of $3,083 and $2,676	78,932	62,592
Inventories	11,780	11,366
Other current assets	6,216	4,265

Total current assets	186,252	261,434

PROPERTY AND EQUIPMENT, net	212,550	211,978

LICENSES AND OTHER ASSETS:
Licenses, net	536,613	524,713
Goodwill, net	359,878	348,684
Customer lists, net	8,960	10,734
Deferred debt issuance costs, net	19,629	21,910
Other assets, net	4,569	5,195

Total licenses and other assets	929,649	911,236

	$1,328,451	$1,384,648

LIABILITIES AND SHAREHOLDERS’ DEFICIT
(Unaudited)

	September 30,	December 31,
(in thousands, except per share data)	2007	2006
CURRENT LIABILITIES:
Accounts payable	$48,217	$38,580
Advance billings and customer deposits	13,887	12,031
Accrued interest	14,180	42,784
Other accrued expenses	11,988	7,832

Total current liabilities	88,272	101,227
LONG-TERM LIABILITIES	1,834,832	1,862,919

Total liabilities	1,923,104	1,964,146

REDEEMABLE PREFERRED STOCK	197,406	185,658

SHAREHOLDERS’ DEFICIT:
Class A common stock; $.01 par value; 200,000 shares authorized, 15,414 and 15,048 outstanding	154	151
Class B common stock; $.01 par value; 10,000 shares authorized, 237 and 398 outstanding	2	4
Additional paid-in capital	231,458	228,149
Accumulated deficit	(1,023,673)	(993,460)

Total shareholders’ deficit	(792,059)	(765,156)

	$1,328,451	$1,384,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months September 30,		Nine Months September 30,
(in thousands, except per share data)	2007	2006	2007	2006
REVENUE:
Service	$110,142	$95,979	$315,461	$288,888
Roaming	54,520	46,952	134,047	114,418
Equipment	7,267	5,842	20,335	18,797

Total revenue	171,929	148,773	469,843	422,103

OPERATING EXPENSES:
Network costs, excluding depreciation	44,406	35,174	119,131	102,343
Cost of equipment sales	15,334	14,609	42,300	40,858
Selling, general and administrative	44,787	37,214	118,810	108,171
Depreciation and amortization	18,066	32,069	60,297	92,127

Total operating expenses	122,593	119,066	340,538	343,499

OPERATING INCOME	49,336	29,707	129,305	78,604
OTHER INCOME (EXPENSE):
Interest expense	(43,863)	(47,668)	(153,229)	(147,631)
Interest and dividend income	686	2,077	5,458	5,827
Other	(42)	237	(256)	441

Other expense, net	(43,219)	(45,354)	(148,027)	(141,363)

INCOME (LOSS) BEFORE INCOME TAX BENEFIT	6,117	(15,647)	(18,722)	(62,759)

INCOME TAX BENEFIT	(89)	(104)	(257)	(313)

NET INCOME (LOSS)	6,206	(15,543)	(18,465)	(62,446)

PREFERRED STOCK DIVIDEND	(4,034)	(3,734)	(11,748)	(10,870)

INCOME (LOSS) APPLICABLE TO COMMON SHARES	$2,172	$(19,277)	$(30,213)	$(73,316)

WEIGHTED AVERAGE SHARES USED TO COMPUTE INCOME (LOSS) PER SHARE:

Basic	15,480	14,090	15,398	14,048

Diluted	16,660	14,090	15,398	14,048

NET INCOME (LOSS) PER BASIC SHARE	$0.14	$(1.37)	$(1.96)	$(5.22)

NET INCOME (LOSS) PER DILUTED SHARE	$0.13	$(1.37)	$(1.96)	$(5.22)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2007	2006
OPERATING ACTIVITIES:
Net loss	$(18,465)	$(62,446)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and customer list amortization	60,297	92,127
Loss on write-off of debt issuance costs	3,256	2,837
Mark-to-market adjustments – financial instruments	148	(178)
Net gain on repurchase of senior exchangeable preferred stock	—	(319)
Stock-based compensation	2,321	947
Deferred income taxes	(257)	(313)
Amortization of debt issuance costs	3,837	4,038
Amortization of discount on investments	(1,260)	(2,117)
Other	(1,463)	(430)
Change in other operating elements:
Accounts receivable	(9,795)	4,426
Inventories	146	799
Other current assets	(1,911)	134
Accounts payable	8,319	(10,766)
Advance billings and customer deposits	1,713	(29)
Accrued senior and junior exchangeable preferred stock dividends	(38,551)	33,450
Accrued interest	(28,604)	(22,373)
Other accrued expenses	3,891	(580)

Net cash (used in) provided by operating activities	(16,378)	39,207

INVESTING ACTIVITIES:
Purchases of property and equipment	(37,066)	(35,336)
Acquisition of wireless properties, net of cash	(49,067)	—
Purchases of short-term investments	(20,497)	(127,751)
Maturities of short-term investments	132,473	117,100
Proceeds from sale of property and equipment	52	2,688
Other	615	(112)

Net cash provided by (used in) investing activities	26,510	(43,411)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	1,998	2,059
Proceeds from long-term debt under the credit facility	58,000	—
Repayments of long-term debt under the credit facility	(58,000)	—
Proceeds from issuance of 8 1/4% senior secured notes	—	166,600
Proceeds from issuance of floating rate senior subordinated notes	425,000	—
Redemption of senior secured floating rate notes	—	(160,000)
Redemption of senior subordinated notes	(300,000)	—
Redemption of senior subordinated debentures	(115,488)	—
Repurchases of senior exchangeable preferred stock	—	(11,605)
Payments of debt issuance costs	(4,813)	(3,113)

Net cash provided by (used in) financing activities	6,697	(6,059)

NET INCREASE (DECREASE) IN CASH	16,829	(10,263)
CASH AND CASH EQUIVALENTS, at beginning of year	72,495	86,822

CASH AND CASH EQUIVALENTS, at end of period	$89,324	$76,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1) RCC MERGER AGREEMENT WITH VERIZON
On July 29, 2007, Rural Cellular Corporation (“RCC”), Verizon Wireless (“Verizon”) and Airtouch Cellular entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which an indirect wholly-owned subsidiary of Verizon will merge with and into Rural Cellular Corporation (the “Merger”), with Rural Cellular Corporation continuing as the surviving corporation and becoming a subsidiary of Verizon. At the effective time of the Merger, Verizon will assume RCC’s debt. Additionally, each issued and outstanding share of RCC’s Class A and Class B common stock will be cancelled and converted into the right to receive $45.00 in cash, without interest.
RCC shareholders voted to approve the merger agreement providing for the acquisition of Rural Cellular Corporation by Verizon Wireless for approximately $2.67 billion in cash and assumed debt on October 4, 2007.
The consummation of the Merger is still subject to receipt of necessary approvals under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions. On September 28, 2007, RCC and Verizon Wireless received a request for additional information from the Antitrust Division of the U.S. Department of Justice (“DOJ”) regarding the proposed merger. The information request, also known as a “second request,” was issued under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”).
The Merger Agreement contains certain termination rights for both Verizon and Rural Cellular Corporation and further provides that, upon termination of the Merger Agreement under specified circumstances, Rural Cellular Corporation may be required to pay Verizon a termination fee of $55 million. We currently anticipate that the merger will be completed in the first half of 2008.
2) BASIS OF PRESENTATION:
Throughout this document, Rural Cellular Corporation and its subsidiaries are referred to as “RCC,” “we,” “our,” or “us.”
The accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2007 and 2006 have been prepared by management. In the opinion of management, only normal recurring adjustments necessary to fairly present the financial position, results of operations, and cash flows for all periods presented have been made.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of the operating results for the full fiscal year or for any other interim periods.
3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
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
We file U.S. federal and state income tax returns.  Because of our net operating loss (NOL) carryforwards, we are subject to U.S. federal, state and local income tax examinations by tax authorities for years beginning 1992 and forward.  There was no cumulative effect related to adopting FIN 48. However, certain amounts have been reclassified in the statement of financial position in order to comply with the requirements of the statement.
As of January 1, 2007, we reduced our deferred tax assets and corresponding valuation allowance for $5,425,000 of unrecognized tax benefits related to various state income tax matters. None of this amount, if recognized, would impact our effective tax rate. During the nine months ended September 30, 2007, our total liability for unrecognized tax benefits did not materially increase or decrease.
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

4) ACQUISITIONS:
On April 3, 2007, we completed the $48.2 million purchase from Alltel Communications, Inc. (“Alltel”) of certain southern Minnesota wireless markets. We used our existing cash on hand to finance the purchase. Under the agreement, RCC would receive network assets and 25 MHz in the A-block 850 MHz licenses covering Minnesota RSAs 7, 8, 9, and 10. . The southern Minnesota service area is adjacent to RCC’s northern Minnesota service area and includes approximately 80 cell sites and 33 distribution points. These markets include 28 counties in southern Minnesota, and as of April 3, 2007, supported a postpaid customer base of approximately 34,000. The acquired RSAs utilize CDMA technology consistent with our northern Minnesota networks. With these new properties, the population covered by our Midwest territory marketed networks increased by approximately 621,000 to 2.1 million.
A portion of the purchase price for the southern Minnesota wireless markets was allocated to the net assets based on their estimated fair values and the excess was recorded as licenses, goodwill, and customer lists. These purchase price allocations have been completed on a preliminary basis, subject to adjustment should new or additional facts about the business become known.
5) ACCOUNTING FOR SHARE BASED PAYMENTS:
Stock-based compensation in our financial statements was recognized for all stock-based compensation expense arrangements, including employee and non-employee stock options granted after January 1, 2006 and all stock-based compensation arrangements granted prior to January 1, 2006, but remaining unvested as of such date, commencing with the quarter ended March 31, 2006. Accordingly, for the three and nine months ended September 30, 2007, we recognized stock-based compensation of $583,000 and $2.3 million, respectively.
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
The following table summarizes plan activity under our various stock compensation plans from December 31, 2006 through September 30, 2007:

	2006 Omnibus
	Incentive and	Employee Stock
	Prior Pxlans	Purchase Plan
Shares available for issuance at December 31, 2006	1,111,909	138,374
Options granted	(19,634)	—
Non-vested shares awarded	(75,802)	—
Options forfeited	57,490	—
Non-vested shares forfeited	23,693	—

Shares available for issuance at September 30, 2007	1,097,656	138,374

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

For the nine months ended September 30, 2007, transactions in non-vested shares were as follows:

		Weighted Average
	Shares	Fair Value
Non-vested shares outstanding December 31, 2006	248,346	$11.09

Granted	75,802	19.86
Vested	(998)	9.51
Forfeited	(23,693)	13.63

Non-vested shares outstanding, September 30, 2007	299,457	$13.12

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
We used the following assumptions to estimate the fair value of stock options granted during the nine months ended September 30, 2007 and 2006:

	2006 Omnibus Incentive Plan Options and Prior
	Plans
	Nine Months Ended September 30,
	2007	2006
Average expected term (years)	6.5	6.5
Expected volatility	80.00%	82.00%
Risk-free interest rate (range)	4.88%	5.17%
Expected dividend yield	—	—
Information related to stock options issued under various plans is as follows:

	Nine Months Ended September 30, 2007
		Weighted Average
	Shares	Exercise Price
Outstanding, at December 31, 2006	1,653,004	$14.77

Granted	19,634	30.81
Exercised	(177,822)	8.97
Forfeited	(57,490)	29.88

Outstanding, at September 30, 2007	1,437,326	$15.15

Exercisable, at September 30, 2007	1,283,024	$15.69

Weighted average fair value of options granted	—	$12.49

6) LICENSES AND OTHER INTANGIBLE ASSETS:
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

Actual Customer List Amortization
(in thousands)
Three Months Ended September 30,		Nine Months Ended September 30,
2007	2006	2007	2006
$1,766	$4,642	$7,775	$13,925

Projected
Year ended	Customer List Amortization
December 31,	(in thousands)
2007	$9,536
2008	$3,273
2009	$1,226
2010	$1,200
2011	$1,200
2012	$300
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
In accordance with Emerging Issues Task Force (“EITF”) No. 02-7 (“EITF 02-7”), Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, impairment tests for indefinite-lived intangible assets, including FCC licenses, are required to be performed on an annual basis or on an interim basis if an event occurs or circumstances change that would indicate the asset might be impaired. We utilize a fair value approach, incorporating discounted cash flows, to complete the test. This approach determines the fair value of the FCC licenses, using start-up model assumptions and, accordingly, incorporates cash flow assumptions regarding the investment in a network, the development of distribution channels, and other inputs for making the business operational. These inputs are included in determining free cash flows of the reporting unit, using assumptions of weighted average costs of capital and the long-term rate of growth for each reporting unit. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. If any of the assumptions were to change, FCC licenses may become impaired. There was no impairment charge in the three and nine months ended September 30, 2007 and 2006.

7) LONG-TERM LIABILITIES:
We had the following long-term liabilities outstanding (in thousands):

	September 30,	December 31,
	2007	2006
Line of credit	$58,000	$58,000
8 1/4% senior secured notes (due 2012)	510,000	510,000
9 7/8% senior notes (due 2010)	325,000	325,000
9 3/4% senior subordinated notes	—	300,000
Senior subordinated floating rate notes (due 2012)	175,000	175,000
Senior subordinated floating rate notes (due 2013)	425,000	—
11 3/8% senior exchangeable preferred stock	—	115,488
Accrued dividends on 11 3/8% senior exchangeable preferred stock	—	34,611
12 1/4% junior exchangeable preferred stock (due 2011)	255,558	255,558
Accrued dividends on 12 1/4% junior exchangeable preferred stock	60,977	64,917
Premium on senior secured notes offering	4,604	5,572
Discount on senior subordinated floating rate notes	(1,729)	(1,917)
Deferred tax liability	12,829	13,143
Asset retirement obligations and other	9,593	7,547

	$1,834,832	$1,862,919

Credit Facility – In April 2007, we negotiated an amendment to our revolving credit facility explicitly permitting the payment of senior and junior exchangeable preferred stock dividends and replacing all financial covenant ratios with one new senior secured first lien debt covenant.  As of September 30, 2007, we were in compliance with covenants under the credit facility and have drawn $58 million of the $60 million initially available.
8 1/4% Senior Secured Notes Due 2012 – In March 2004 and May 2006, we issued $510 million aggregate principal amount of 8 1/4% senior secured notes due March 15, 2012 (“2012 notes”).
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
Senior Subordinated Floating Rate Notes Due 2012 – In November 2005, we issued $175 million of Senior Subordinated Floating Rate Notes due 2012, which were sold at an original issue discount of $2.2 million, or 1.25%. The effective interest rate at September 30, 2007 was 11.4%. Interest is reset quarterly.
We may redeem any of the Senior Subordinated Floating Rate Notes at any time on or after November 1, 2007, in whole or in part, at prices starting at 102.000% at November 1, 2007, and declining to 101.000% at November 1, 2008 and 100.000% at November 1, 2009, plus accrued and unpaid interest and liquidated damages, if any, up to, but excluding, the date of redemption.
11 3/8% Senior Exchangeable Preferred Stock – On May 15, 2007, we exchanged all outstanding shares of our 11 3/8% Senior Exchangeable Preferred Stock for 11 3/8% Senior Subordinated Debentures, which mature on May 15, 2010.
11 3/8% Senior Subordinated Debentures – On May 23, 2007 we announced our intention to redeem our 11 3/8% Senior Subordinated Debentures, of which the aggregate principal amount of the exchange debentures totaled $115,488,000.

Senior Subordinated Floating Rate Notes Due 2013 – On May 25, 2007 we issued $425 million aggregate principal amount of Senior Subordinated Floating Rate Notes due September 1, 2013 (“2013 notes”) and used the proceeds to redeem our 11 3/8% Senior Subordinated Debentures and our 9 3/4% Senior Subordinated Notes. The 2013 notes mature on September 1, 2013. Interest on the 2013 notes reset quarterly at a rate equal to the three month LIBOR, plus 3.00%, and is payable on March 1, September 1, September 1 and December 1 of each year, commencing on September 1, 2007.
The 2013 notes are redeemable at our option beginning September 1, 2008, at 102.000% of principal, plus accrued and unpaid interest, declining to 101.000% at September 1, 2009, and 100.000% at September 1, 2010. Prior to September 1, 2008, we may, at our option, redeem up to 35% of the original aggregate principal amount of the 2013 notes with the net cash proceeds of certain sales of equity securities at 100.000% of principal, plus accrued and unpaid interest, if any and to the extent that, after such redemption, at least 65% of the aggregate principal amount of the 2013 notes remains outstanding. In addition, prior to September 1, 2008, we may, at our option, redeem some or all of the 2013 notes at an established “make whole” price. The 2013 notes rank junior in right of payment to our existing and future senior indebtedness and rank equally with all of our existing and future senior subordinated indebtedness. As of September 30, 2007, we were in compliance with covenants under the 2013 Notes.
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
Upon the occurrence of a change in control, as defined in the certificate of designation, each holder of shares of junior exchangeable preferred stock has the right to have such shares repurchased. The acquiring company, within 30 days following the date of the consummation of a transaction resulting in a change of control, must mail to each holder an offer to purchase all outstanding shares at a purchase price equal to 101.000% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to but excluding the purchase date.
RCC’s junior exchangeable preferred securities are classified as Long-Term Liabilities, since the securities are mandatorily redeemable and are exchangeable at our option for debentures of like terms. The dividend expense related to this instrument is classified as interest expense.
Until May 15, 2007, we had not paid any junior exchangeable preferred stock dividends in cash and had accrued the undeclared dividends by increasing the carrying amount of the junior exchangeable preferred stock. On May 15, 2007, we paid four dividends on the junior exchangeable preferred stock, representing the quarterly dividends payable on August 15, 2006, November 15, 2006, February 15, 2007, and May 15, 2007. The dividend payments totaled approximately $128.24 per share, including accrued interest. The aggregate total dividends, which totaled approximately $32.8 million, were paid from existing cash. At September 30, 2007, we have accrued $61.0 million in undeclared dividends with respect to our junior exchangeable preferred stock, representing six quarters in arrears, which will be payable at the mandatory redemption date, if not sooner declared and paid.
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

Since we have been six or more dividend payments in arrears, and, as of September 30, 2007, have not paid in full all dividends in arrears, the holders continue to have the right to elect two directors to our board.
8) REDEEMABLE PREFERRED STOCK:
In April 2000, we issued 110,000 shares of Class M Voting Convertible Preferred stock. The security has a liquidation preference of $1,000 per share and will be redeemed of its total liquidation preference plus accumulated and unpaid dividends. Based on SFAS No. 150 guidelines, RCC’s Class M Preferred Stock does not meet the characteristics of a liability and is presented between liability and equity on the RCC’s balance sheet.
Class M Voting Convertible Preferred security balance sheet reconciliation (in thousands):

As of
September 30, 2007
Preferred securities originally issued	$110,000
Accrued dividends	89,154
Unamortized issuance costs	(1,748)

$197,406

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
The Class M convertible preferred stock, is redeemable at 100% of its total liquidation preference plus accumulated and unpaid dividends at April 3, 2012. The Class M convertible preferred stock can be redeemed at our option if the closing price of the Class A common stock equals or exceeds 175% of $46.71 for a period of 30 consecutive days. The holders of the Class M convertible preferred stock also have the right to require us to buy back the Class M preferred stock under other circumstances, such as the consumption of a change in control of RCC.
9) NET INTEREST EXPENSE
Components of interest expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006
Interest on credit facility	$629	$1,068	$2,267	$3,330
Interest on senior secured notes	10,201	10,207	30,588	32,661
Interest on senior notes	8,023	8,023	24,070	24,070
Interest on senior subordinated notes	13,991	12,344	43,099	36,324
Amortization of debt issuance costs	1,192	1,290	3,837	4,038
Write-off of debt issuance costs	—	42	3,256	2,837
Call premium on early redemption of notes	—	—	9,750	3,200
Senior and junior preferred stock dividends	9,406	14,193	35,932	41,765
Effect of derivative instruments	314	548	148	(178)
Gain on repurchase and exchange of senior exchangeable preferred stock	—	(146)	—	(319)
Other	107	99	282	(97)

	$43,863	$47,668	$153,229	$147,631

10) GUARANTOR/NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL INFORMATION
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

Balance Sheet Information as of September 30, 2007 (unaudited)
(In thousands, except per share data):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$85,598	$3,694	$32	$—	$89,324
Accounts receivable, less allowance for doubtful accounts	38,938	39,506	488	—	78,932
Inventories	4,601	7,064	115	—	11,780
Other current assets	3,103	3,024	89	—	6,216
Current inter-company receivable	(6,762)	19,657	—	(12,895)	—

Total current assets	125,478	72,945	724	(12,895)	186,252

PROPERTY AND EQUIPMENT, net	56,863	149,618	6,069	—	212,550
LICENSES AND OTHER ASSETS:
Licenses, net	—	527,934	8,679	—	536,613
Goodwill, net	14,343	345,535	—	—	359,878
Customer lists, net	5,814	3,146	—	—	8,960
Deferred debt issuance costs, net	19,629	—	—	—	19,629
Investment in consolidated subsidiaries	1,088,035	—	—	(1,088,035)	—
Other assets, net	2,446	7,980	1,696	(7,553)	4,569

Total licenses and other assets	1,130,267	884,595	10,375	(1,095,588)	929,649

	$1,312,608	$1,107,158	$17,168	$(1,108,483)	$1,328,451

CURRENT LIABILITIES:
Accounts payable	$34,284	$13,784	$149	$—	$48,217
Advance billings and customer deposits	2,857	10,770	260	—	13,887
Accrued interest	14,180	—	—	—	14,180
Other accrued expenses	38,162	50,172	44	(76,390)	11,988
Current inter-company payable	—	12,836	59	(12,895)	—

Total current liabilities	89,483	87,562	512	(89,285)	88,272
LONG-TERM LIABILITIES	1,817,778	1,004,691	32,566	(1,020,203)	1,834,832

Total liabilities	1,907,261	1,092,253	33,078	(1,109,488)	1,923,104

REDEEMABLE PREFERRED STOCK	197,406	—	—	—	197,406

SHAREHOLDERS’ EQUITY (DEFICIT):
Class A common stock; $.01 par value; 200,000 shares authorized,15,414 outstanding	154	2	—	(2)	154
Class B common stock; $.01 par value; 10,000 shares authorized, 237 outstanding	2	—	—	—	2

Additional paid-in capital	231,458	844,559	31,679	(876,238)	231,458

Accumulated earnings (deficit)	(1,023,673)	(829,656)	(47,589)	877,245	(1,023,673)

Total shareholders’ equity (deficit)	(792,059)	14,905	(15,910)	1,005	(792,059)

	$1,312,608	$1,107,158	$17,168	$(1,108,483)	$1,328,451

Balance Sheet Information as of December 31, 2006
(in thousands, except per share data):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$69,571	$2,884	$40	$—	$72,495
Short-term investments	110,716	—	—	—	110,716
Accounts receivable, less allowance for doubtful accounts	26,387	34,610	1,595	—	62,592
Inventories	2,739	8,452	175	—	11,366
Other current assets	1,940	2,263	87	(25)	4,265
Current inter-company receivable	(4,160)	18,642	—	(14,482)	—

Total current assets	207,193	66,851	1,897	(14,507)	261,434

PROPERTY AND EQUIPMENT, net	41,247	163,519	7,212	—	211,978
LICENSES AND OTHER ASSETS:
Licenses, net	—	516,034	8,679	—	524,713
Goodwill, net	3,151	345,533	—	—	348,684
Customer lists, net	644	10,090	—	—	10,734
Deferred debt issuance costs, net	21,910	—	—	—	21,910
Investment in consolidated subsidiaries	1,088,428	—	—	(1,088,428)	—
Other assets, net	2,859	11,310	1,922	(10,896)	5,195

Total licenses and other assets	1,116,992	882,967	10,601	(1,099,324)	911,236

	$1,365,432	$1,113,337	$19,710	$(1,113,831)	$1,384,648

CURRENT LIABILITIES:
Accounts payable	$19,203	$18,880	$497	$—	$38,580
Advance billings and customer deposits	2,527	9,286	218	—	12,031
Accrued interest	42,784	—	—	—	42,784
Other accrued expenses	34,771	49,218	36	(76,193)	7,832
Current inter-company payable	—	14,481	—	(14,481)	—

Total current liabilities	99,285	91,865	751	(90,674)	101,227
LONG-TERM LIABILITIES	1,845,645	1,020,518	33,876	(1,037,120)	1,862,919

Total liabilities	1,944,930	1,112,383	34,627	(1,127,794)	1,964,146

REDEEMABLE PREFERRED STOCK	185,658	—	—	—	185,658

SHAREHOLDERS’ EQUITY (DEFICIT):
Class A common stock; $.01 par value; 200,000 shares authorized, 15,048 outstanding	151	2	—	(2)	151
Class B common stock; $.01 par value; 10,000 shares authorized, 398 outstanding	4	—	—	—	4
Additional paid-in capital	228,149	844,559	31,679	(876,238)	228,149
Accumulated earnings (deficit)	(993,460)	(843,607)	(46,596)	890,203	(993,460)

Total shareholders’ equity (deficit)	(765,156)	954	(14,917)	13,963	(765,156)

	$1,365,432	$1,113,337	$19,710	$(1,113,831)	$1,384,648

Statement of Operations Information for the three months ended September 30, 2007
(unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUE:
Service	$38,402	$71,002	$1,355	$(617)	110,142
Roaming	12,249	41,324	947	—	54,520
Equipment	2,201	4,980	86	—	7,267

Total revenue	52,852	117,306	2,388	(617)	171,929

OPERATING EXPENSES:
Network costs, excluding depreciation	14,525	29,630	823	(572)	44,406
Cost of equipment sales	5,516	9,684	134	—	15,334
Selling, general and administrative	28,108	15,857	867	(45)	44,787
Depreciation and amortization	4,471	13,092	503	—	18,066

Total operating expenses	52,620	68,263	2,327	(617)	122,593

OPERATING INCOME	232	49,043	61	—	49,336

OTHER INCOME (EXPENSE):
Interest expense	(43,829)	(23,782)	(780)	24,528	(43,863)
Interest and dividend income	25,177	35	2	(24,528)	686
Inter-company charges	13,907	(13,907)	—	—	—
Equity in subsidiaries	10,731	—	—	(10,731)	—
Other	(12)	(29)	(1)	—	(42)

Other expense, net	5,974	(37,683)	(779)	(10,731)	(43,219)

INCOME (LOSS) BEFORE INCOME TAXES	6,206	11,360	(718)	(10,731)	6,117

INCOME TAX PROVISION (BENEFIT)	—	800	—	(889)	(89)

NET INCOME (LOSS)	6,206	10,560	(718)	(9,842)	6,206

PREFERRED STOCK DIVIDEND	(4,034)	—	—	—	(4,034)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$2,172	$10,560	$(718)	$(9,842)	$2,172

Statement of Operations Information for the nine months ended September 30, 2007
(unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUE:
Service	$105,559	$207,437	$4,077	$(1,612)	$315,461
Roaming	31,432	98,744	3,871	—	134,047
Equipment	5,322	14,679	334	—	20,335

Total revenue	142,313	320,860	8,282	(1,612)	469,843

OPERATING EXPENSES:
Network costs, excluding depreciation	37,638	80,710	2,199	(1,416)	119,131
Cost of equipment sales	12,965	28,806	529	—	42,300
Selling, general and administrative	70,606	45,767	2,633	(196)	118,810
Depreciation and amortization	17,188	41,576	1,533	—	60,297

Total operating expenses	138,397	196,859	6,894	(1,612)	340,538

OPERATING INCOME	3,916	124,001	1,388	—	129,305

OTHER INCOME (EXPENSE):
Interest expense	(153,124)	(73,118)	(2,377)	75,390	(153,229)
Interest and dividend income	80,751	95	2	(75,390)	5,458
Inter-company charges	34,235	(34,235)	—	—	—
Equity in subsidiaries	15,790	—	—	(15,790)	—
Other	(27)	(228)	(1)	—	(256)

Other expense, net	(22,375)	(107,486)	(2,376)	(15,790)	(148,027)

INCOME (LOSS) BEFORE INCOME TAXES	(18,459)	16,515	(988)	(15,790)	(18,722)

INCOME TAX PROVISION (BENEFIT)	6	2,564	5	(2,832)	(257)

NET INCOME (LOSS)	(18,465)	13,951	(993)	(12,958)	(18,465)

PREFERRED STOCK DIVIDEND	(11,748)	—	—	—	(11,748)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(30,213)	$13,951	$(993)	$(12,958)	$(30,213)

Statement of Operations Information for the three months ended September 30, 2006
(unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUE:
Service	$27,955	$66,978	$1,501	$(455)	$95,979
Roaming	12,095	33,370	1,487	—	46,952
Equipment	1,410	4,328	104	—	5,842

Total revenue	41,460	104,676	3,092	(455)	148,773

OPERATING EXPENSES:
Network costs, excluding depreciation	8,598	26,074	840	(338)	35,174
Cost of equipment sales	3,598	10,768	243	—	14,609
Selling, general and administrative	16,941	19,495	895	(117)	37,214
Depreciation and amortization	5,470	25,961	638	—	32,069

Total operating expenses	34,607	82,298	2,616	(455)	119,066

OPERATING INCOME	6,853	22,378	476	—	29,707

OTHER INCOME (EXPENSE):
Interest expense	(47,600)	(25,682)	(843)	26,457	(47,668)
Interest and dividend income	28,521	12	1	(26,457)	2,077
Inter-company charges	4,810	(4,810)	—	—	—
Equity in subsidiaries	(8,112)	—	—	8,112	—
Other	(15)	253	(1)	—	237

Other expense, net	(22,396)	(30,227)	(843)	8,112	(45,354)

INCOME (LOSS) BEFORE INCOME TAXES	(15,543)	(7,849)	(367)	8,112	(15,647)

INCOME TAX PROVISION (BENEFIT)	—	822	—	(926)	(104)
NET INCOME (LOSS)	(15,543)	(8,671)	(367)	9,038	(15,543)

PREFERRED STOCK DIVIDEND	(3,734)	—	—	—	(3,734)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(19,277)	$(8,671)	$(367)	$9,038	$(19,277)

Statement of Operations Information for the nine months ended September 30, 2006
(unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUE:
Service	$80,454	$205,017	$4,666	$(1,249)	$288,888
Roaming	27,247	81,746	5,425	—	114,418
Equipment	4,087	14,352	358	—	18,797

Total revenue	111,788	301,115	10,449	(1,249)	422,103

OPERATING EXPENSES:
Network costs, excluding depreciation	23,517	77,408	2,352	(934)	102,343
Cost of equipment sales	9,894	30,336	628	—	40,858
Selling, general and administrative	46,620	59,061	2,805	(315)	108,171
Depreciation and amortization	15,840	74,157	2,130	—	92,127

Total operating expenses	95,871	240,962	7,915	(1,249)	343,499

OPERATING INCOME	15,917	60,153	2,534	—	78,604

OTHER INCOME (EXPENSE):
Interest expense	(147,529)	(77,808)	(2,465)	80,171	(147,631)
Interest and dividend income	85,916	81	1	(80,171)	5,827
Inter-company charges	13,552	(13,552)	—	—	—
Equity in subsidiaries	(30,337)	—	—	30,337	—
Other	(13)	468	(14)	—	441

Other expense, net	(78,411)	(90,811)	(2,478)	30,337	(141,363)

INCOME (LOSS) BEFORE INCOME TAXES	(62,494)	(30,658)	56	30,337	(62,759)

INCOME TAX PROVISION (BENEFIT)	(48)	(12,870)	—	12,605	(313)
NET INCOME (LOSS)	(62,446)	(17,788)	56	17,732	(62,446)

PREFERRED STOCK DIVIDEND	(10,870)	—	—	—	(10,870)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(73,316)	$(17,788)	$56	$17,732	$(73,316)

Statement of Cash Flows Information for nine months ended September 30, 2007
(unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(18,465)	$13,951	$(993)	$(12,958)	$(18,465)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and customer list amortization	17,188	41,576	1,533	—	60,297
Loss on write-off of debt issuance costs	3,256	—	—	—	3,256
Mark-to-market adjustments – financial instruments	148	—	—	—	148
Stock-based compensation	2,321	—	—	—	2,321
Deferred income taxes	6	2,564	5	(2,832)	(257)
Amortization of debt issuance costs	3,837	—	—	—	3,837
Amortization of discount on investments	(1,260)	—	—	—	(1,260)
Other	(930)	(536)	3	—	(1,463)
Change in other operating elements:
Accounts receivable	(8,119)	(2,784)	1,108	—	(9,795)
Inventories	(1,302)	1,388	60	—	146
Other current assets	(1,124)	(785)	(2)	—	(1,911)
Accounts payable	16,009	(7,409)	(281)	—	8,319
Advance billings and customer deposits	187	1,484	42	—	1,713
Accrued senior and junior exchangeable preferred stock dividends	(38,551)	—	—	—	(38,551)
Accrued interest	(28,604)	—	—	—	(28,604)
Other accrued expenses	3,141	742	8	—	3,891

Net cash (used in) provided by operating activities	(52,262)	50,191	1,483	(15,790)	(16,378)

INVESTING ACTIVITIES:
Purchases of property and equipment	(16,837)	(19,999)	(230)	—	(37,066)
Acquisition of wireless properties, net of cash	(37,167)	(11,900)	—	—	(49,067)
Purchases of short-term investments	(20,497)	—	—	—	(20,497)
Maturities of short-term investments	132,473	—	—	—	132,473
Proceeds from sale of property and equipment	20	32	—	—	52
Other	605	15	(5)	—	615

Net cash provided by (used in) investing activities	58,597	(31,852)	(235)	—	26,510

FINANCING ACTIVITIES:
Change in parent company receivable and payable	2,995	(17,529)	(1,256)	15,790	—
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	1,998	—	—	—	1,998
Proceeds from issuance of long-term debt under the credit facility	58,000	—	—	—	58,000
Repayments of long-term debt under the credit facility	(58,000)	—	—	—	(58,000)
Proceeds from issuance of floating rate senior subordinated notes	425,000	—	—	—	425,000
Redemption of senior secured floating rate notes	(300,000)	—	—	—	(300,000)
Redemption of senior subordinated debentures	(115,488)	—	—	—	(115,488)
Payments of debt issuance costs	(4,813)	—	—	—	(4,813)

Net cash provided by (used in) financing activities	9,692	(17,529)	(1,256)	15,790	6,697

NET INCREASE (DECREASE) IN CASH	16,027	810	(8)	—	16,829
CASH AND CASH EQUIVALENTS, at beginning of year	69,571	2,884	40	—	72,495

CASH AND CASH EQUIVALENTS, at end of period	$85,598	$3,694	$32	$—	$89,324

Statement of Cash Flows Information for nine months ended September 30, 2006
(unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(62,446)	$(17,788)	$56	$17,732	$(62,446)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and customer list amortization	15,840	74,157	2,130	—	92,127
Loss on write-off of debt issuance costs	2,837	—	—	—	2,837
Mark-to-market adjustments – financial instruments	(178)	—	—	—	(178)
Gain on repurchase of senior exchangeable preferred stock	(319)	—	—	—	(319)
Stock-based compensation	947	—	—	—	947
Deferred income taxes	(48)	(12,870)	—	12,605	(313)
Amortization of debt issuance costs	4,038	—	—	—	4,038
Amortization of discount on investments	(2,117)	—	—	—	(2,117)
Other	(49)	(398)	17	—	(430)
Change in other operating elements:
Accounts receivable	(1,879)	5,771	534	—	4,426
Inventories	431	320	48	—	799
Other current assets	(78)	100	112	—	134
Accounts payable	(8,170)	(2,435)	(161)	—	(10,766)
Advance billings and customer deposits	114	(118)	(25)	—	(29)
Accrued senior and junior exchangeable preferred stock dividends	33,450	—	—	—	33,450
Accrued interest	(22,373)	—	—	—	(22,373)
Other accrued expenses	(1,476)	898	(2)	—	(580)

Net cash provided by (used in) operating activities	(41,476)	47,637	2,709	30,337	39,207

INVESTING ACTIVITIES:
Purchases of property and equipment	(8,697)	(26,400)	(239)	—	(35,336)
Purchases of short-term investments	(127,751)	—	—	—	(127,751)
Maturities of short-term investments	117,100	—	—	—	117,100
Proceeds from sale of property and equipment	108	2,580	—	—	2,688
Other	391	(503)	—	—	(112)

Net cash used in investing activities	(18,849)	(24,323)	(239)	—	(43,411)

FINANCING ACTIVITIES:
Change in parent company receivable and payable	55,708	(22,892)	(2,479)	(30,337)	—
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	2,059	—	—	—	2,059
Proceeds from issuance of 8 1/4% senior secured notes	166,600	—	—	—	166,600
Retirement of senior secured floating rate notes	(160,000)	—	—	—	(160,000)
Repurchase of senior exchangeable preferred stock	(11,605)	—	—	—	(11,605)
Other	(3,113)	—	—	—	(3,113)

Net cash (used in) provided by financing activities	49,649	(22,892)	(2,479)	(30,337)	(6,059)

NET (DECREASE) INCREASE IN CASH	(10,676)	422	(9)	—	(10,263)
CASH AND CASH EQUIVALENTS, at beginning of year	84,136	2,639	47	—	86,822

CASH AND CASH EQUIVALENTS, at end of period	$73,460	$3,061	$38	$—	$76,559

11) SUBSEQUENT EVENTS
Shareholder Approval of Merger Agreement. On October 4, 2007, holders of RCC’s Class A and Class B common stock and Class M preferred stock approved the adoption of the Agreement and Plan of Merger, dated as of July 29, 2007, by and among Cellco Partnership, a Delaware general partnership doing business as Verizon Wireless, AirTouch Cellular, a California corporation and an indirect wholly-owned subsidiary of Verizon Wireless, Rhino Merger Sub Corporation, a Minnesota corporation and a wholly-owned subsidiary of AirTouch Cellular, and RCC and the transactions contemplated thereby.

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
On April 3, 2007, we completed the $48.2 million cash purchase of southern Minnesota wireless markets. These markets include 28 counties in southern Minnesota and, as of April 3, 2007, supported a postpaid customer base of approximately 34,000 and a wholesale customer base of 16,000. Under the agreement, RCC would receive network assets and 25 MHz in the A-block 850 MHz licenses covering Minnesota RSAs 7, 8, 9, and 10. The southern Minnesota RSAs acquired utilize CDMA technology consistent with our northern Minnesota networks.
With the addition of the southern Minnesota properties, the population covered by RCC’s marketed networks increased by approximately 621,000 to 7.2 million. Our marketed networks served approximately 657,000 postpaid and prepaid customers as of September 30, 2007.
We have national roaming agreements in our markets with AT&T (effective through December 2009) and Verizon (effective through December 2009). Under these agreements, we are able to attain preferred roaming status by overlaying our existing TDMA networks in our Central, South, Northeast and Northwest networks with GSM/GPRS/EDGE technology and our Midwest network with CDMA technology. We also have various agreements with T-Mobile, which are effective through December 2007.
ACQUISTION OF RURAL CELLULAR CORPORATION BY VERIZON WIRELESS
On July 29, 2007, RCC, Verizon Wireless and Airtouch Cellular entered into an Agreement and Plan of Merger pursuant to which an indirect wholly-owned subsidiary of Verizon will merge with and into Rural Cellular Corporation, with Rural Cellular Corporation continuing as the surviving corporation and becoming a subsidiary of Verizon. At the effective time of the Merger, Verizon will assume RCC’s debt. Additionally, each issued and outstanding share of RCC’s Class A and Class B common stock will be cancelled and converted into the right to receive $45.00 in cash, without interest.
RCC shareholders voted to approve the merger agreement providing for the acquisition of Rural Cellular Corporation by Verizon Wireless for approximately $2.67 billion in cash and assumed debt on October 4, 2007.
The consummation of the Merger is still subject to receipt of necessary approvals under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions. On September 28, 2007, RCC and Verizon Wireless received a request for additional information from the Antitrust Division of the U.S. Department of Justice (“DOJ”) regarding the proposed merger. The information request, also known as a “second request,” was issued under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”).
The Merger Agreement contains certain termination rights for both Verizon and Rural Cellular Corporation and further provides that, upon termination of the Merger Agreement under specified circumstances, Rural Cellular Corporation may be required to pay Verizon a termination fee of $55 million.

Summary of three months ended September 30, 2007
Our third quarter operating performance reflects:
•	Increased net postpaid customers, reflecting improved retention which more than offset a decline in postpaid gross additions.

•	Increased roaming minutes resulting in increased roaming revenue,

•	Increased costs related to the increased migration activity to 2.5G handsets,

•	Increased costs related to our recently acquired southern Minnesota properties, and

•	Strategic costs resulting from the merger agreement between RCC and Verizon.
Operating revenue
Our revenue primarily consists of service, roaming, and equipment revenue, each of which is described below:
•	Service revenue includes monthly access charges, charges for airtime used in excess of the time included in the service package purchased, long distance charges derived from calls placed by customers, and data related services.

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
Operating expenses
Our operating expenses include network costs, cost of equipment sales, selling, general and administrative expenses, and depreciation and amortization, each of which is described below:
•	Network costs include switching and transport expenses and expenses associated with the maintenance and operation of our wireless network facilities, including salaries for employees involved in network operations, site costs, charges from other service providers for resold minutes and services, and the service and expense associated with incollect revenue.

•	Cost of equipment sales includes costs associated with telephone equipment and accessories sold to customers. We continue to use discounts on phone equipment to attract customers as competition between service providers has intensified. As a result, we have incurred, and expect to continue to incur, losses on equipment sales per gross additional and migrated customer. We expect to continue these discounts and promotions because we believe they will increase the number of our wireless customers and, consequently, increase service revenue.

•	Selling, general and administrative (“SG&A”) expenses include salaries, benefits, and operating expenses such as marketing, commissions, customer support, accounting, administration, and billing. We also include in SG&A contributions payable to the USF.

•	Depreciation and amortization represents the costs associated with the depreciation of fixed assets and the amortization of customer lists and spectrum relocation.
Other expenses
In addition to the operating expenses discussed above, RCC also incurs other expenses, primarily interest on debt and dividends on preferred stock.
•	Interest expense primarily results from the issuance of outstanding notes and exchangeable preferred stock, the proceeds of which were used to finance acquisitions, repay other borrowings, and further develop our wireless network.

Interest expense includes the following:
o	Interest expense on our credit facility, senior secured notes, senior notes, and senior subordinated notes,

o	Amortization of debt issuance costs,

o	Early extinguishment of debt issuance costs,

o	Dividends on senior and junior exchangeable preferred stock,

o	Amortization of preferred stock issuance costs,

o	Call premiums on early redemption of debt,

o	Gain (loss) on derivative instruments, and

o	Gains (losses) on repurchase and exchange of preferred stock.
•	Preferred stock dividends are accrued on our outstanding Class M convertible preferred stock.
Customer Base
Our customer base consisted of three customer categories: postpaid, wholesale, and prepaid.
(1)	Postpaid customers accounted for the largest portion of our customer base as of September 30, 2007, at 81.7%. These customers pay a monthly access fee for a wireless service plan that generally includes a fixed number of minutes and certain service features. In addition to the monthly access fee, these customers are typically billed in arrears for data usage, roaming charges, and minutes of use exceeding the rate plans.

(2)	Wholesale customers are similar to our postpaid customers in that they pay monthly fees to utilize our network and services; however, the customers are billed by a third party (reseller), who has effectively resold our service to the end user (customer). We in turn bill the third party for the monthly usage of the end user. Wholesale customers accounted for 17.0% of our total customer base as of September 30, 2007.

(3)	Prepaid customers pay in advance to utilize our network and services and allow us to minimize bad debt, billing and collection costs. Typically, prepaid customers produce lower local subscriber revenue (LSR) and higher churn than postpaid customers. Our prepaid customers accounted for 1.3% of our customer base as of September 30, 2007.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
		%		%		%		%
(in thousands)	Amount	of revenue	Amount	of revenue	Amount	of revenue	Amount	of revenue
REVENUE:
Service	$110,142	64.1%	$95,979	64.5%	$315,461	67.2%	$288,888	68.4%
Roaming	54,520	31.7	46,952	31.6	134,047	28.5	114,418	27.1
Equipment	7,267	4.2	5,842	3.9	20,335	4.3	18,797	4.5

Total revenue	171,929	100.0	148,773	100.0	469,843	100.0	422,103	100.0

OPERATING EXPENSES:
Network costs, excluding depreciation	44,406	25.8	35,174	23.6	119,131	25.4	102,343	24.2
Cost of equipment sales	15,334	8.9	14,609	9.8	42,300	9.0	40,858	9.7
Selling, general and administrative	44,787	26.1	37,214	25.0	118,810	25.3	108,171	25.6
Depreciation and amortization	18,066	10.5	32,069	21.6	60,297	12.8	92,127	21.8

Total operating expenses	122,593	71.3	119,066	80.0	340,538	72.5	343,499	81.3

OPERATING INCOME	49,336	28.7	29,707	20.0	129,305	27.5	78,604	18.7

OTHER INCOME (EXPENSE):
Interest expense	(43,863)	(25.5)	(47,668)	(32.0)	(153,229)	(32.6)	(147,631)	(35.0)
Interest and dividend income	686	0.4	2,077	1.4	5,458	1.2	5,827	1.4
Other	(42)	0.0	237	0.2	(256)	(0.1)	441	0.1

Other expense, net	(43,219)	(25.1)	(45,354)	(30.4)	(148,027)	(31.5)	(141,363)	(33.5)

INCOME (LOSS) BEFORE INCOME TAX BENEFIT	6,117	3.6	(15,647)	(10.4)	(18,722)	(4.0)	(62,759)	(14.8)

INCOME TAX BENEFIT	(89)	(0.1)	(104)	(0.1)	(257)	(0.1)	(313)	(0.1)

NET INCOME (LOSS)	6,206	3.7	(15,543)	(10.3)	(18,465)	(3.9)	(62,446)	(14.7)
PREFERRED STOCK DIVIDEND	(4,034)	(2.3)	(3,734)	(2.5)	(11,748)	(2.5)	(10,870)	(2.6)

INCOME (LOSS) APPLICABLE TO COMMON SHARES	$2,172	1.4%	$(19,277)	(12.8)%	$(30,213)	(6.4)%	$(73,316)	(17.3)%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Consolidated Operating Data:	2007	2006	2007	2006
Penetration (1) (2)	9.1%	8.9%	9.1%	8.9%
Retention (3)	98.2%	97.4%	98.2%	97.4%
Average monthly revenue per customer (4)	$81	$80	$77	$74
Local service revenue per customer (5)	$53	$52	$53	$52
Acquisition cost per customer (6)	$541	$494	$521	$531

	September 30,	December 31,	March 31,	June 30,	September 30,
Customer and POPs Data:	2006	2006	2007	2007	2007
Voice customers at period end
Postpaid	577,994	586,092	594,327	638,116	645,975
Prepaid	9,910	9,433	8,937	9,111	10,575
Wholesale	106,673	110,133	112,368	131,302	134,272

Total customers	694,577	705,658	715,632	778,529	790,822

Direct marketed POPs (1)
RCC Cellular	5,828,000	5,828,000	5,828,000	6,461,000	6,461,000
Wireless Alliance	776,000	776,000	776,000	781,000	781,000

Total POPs	6,604,000	6,604,000	6,604,000	7,242,000	7,242,000

(1)	Reflects 2000 U.S. Census Bureau data updated for December 2002.

(2)	Represents the ratio of wireless voice customers, excluding wholesale customers, at the end of the period to population served (“POPs”).

(3)	Determined for each period by dividing total postpaid wireless voice customers discontinuing service during such period by the average postpaid wireless voice customers for such period (customers at the beginning of the period plus customers at the end of the period, divided by two), dividing that result by the number of months in the period, and subtracting such result from one.

(4)	Determined for each period by dividing the sum of service revenue (not including pass-through regulatory fees) and roaming revenue by the monthly average postpaid customers for such period.

(5)	Determined for each period by dividing service revenue (not including pass-through regulatory fees) by the monthly average postpaid customers for such period.

(6)	Determined for each period by dividing the sum of selling and marketing expenses, net cost of equipment sales, and depreciation of rental telephone equipment by the gross postpaid and prepaid wireless voice customers added during such period.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Retention
Postpaid wireless voice customers discontinuing service (1)	34,438	44,202	99,793	137,175
Weighted average three month aggregate postpaid wireless voice customers (2)	1,927,326	1,726,471	5,591,172	5,242,065

Churn (1) ÷ (2)	1.8%	2.6%	1.8%	2.6%
Retention (1 minus churn)	98.2%	97.4%	98.2%	97.4%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Acquisition Cost Per Customer
(in thousands, except customer gross additions and acquisition cost per customer)
Selling and marketing expense	$16,272	$14,633	$45,589	$41,677
Net cost of equipment	8,068	8,767	21,966	22,061
Adjustments to cost of equipment	769	482	2,246	1,680

Total costs used in the calculation of acquisition cost per customer (3)	25,109	$23,882	69,801	$65,418
Customer postpaid and prepaid gross additions (4)	46,371	48,350	133,848	123,200

Acquisition cost per customer (3) ÷ (4)	$541	$494	$521	$531

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Local Service Revenue Per Customer (“LSR”)
(in thousands, except weighted average aggregate postpaid wireless voice customers and LSR)
Revenues (as reported in Consolidated Statements of Operations)
Service revenues	$110,142	$95,979	$315,461	$288,888
Non postpaid revenue adjustments	(7,630)	(5,399)	(20,654)	(15,800)

Service revenues for LSR (5)	102,512	$90,580	294,807	$273,088
Weighted average aggregate postpaid wireless voice customers (6)	1,927,326	1,726,471	5,591,172	5,242,065

LSR (5) ÷ (6)	$53	$52	$53	$52

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Average Revenue Per Customer (“ARPU”)
(in thousands, except weighted average aggregate postpaid wireless voice customers and ARPU)
Revenues (as reported in Consolidated Statements of Operations)
Service revenues	$110,142	$95,979	$315,461	$288,888
Roaming revenues	54,520	46,952	134,047	114,418

Total	164,662	142,931	449,508	403,306

Non postpaid revenue adjustments:	(7,630)	(5,399)	(20,654)	(15,800)

Service revenues for ARPU (7)	$157,032	$137,532	$428,854	$387,506
Weighted average aggregate postpaid wireless voice customers (8)	1,927,326	1,726,470	5,591,172	5,242,065

ARPU (7) ÷ (8)	$81	$80	$77	$74

Three Months Ended September 30, 2007 and 2006
Revenue
Operating Revenue:

	Three Months Ended September 30,
(In thousands)	2007	2006	$ Change	% Change
Service	$110,142	$95,979	$14,163	14.8%
Roaming	54,520	46,952	7,568	16.1
Equipment	7,267	5,842	1,425	24.4

Total operating revenue	$171,929	$148,773	$23,156	15.6

Service Revenue

	Three Months Ended September 30,
(In thousands)	2007	2006	$ Change	% Change
Local service	$92,822	$81,706	$11,116	13.6%
USF support	12,024	10,809	1,215	11.2%
Regulatory pass through	4,476	3,285	1,191	36.3%
Other	820	179	641	358.1%

Total service revenue	$110,142	$95,979	$14,163	14.8%

The increase in service revenue for the three months ended September 30, 2007 primarily reflects 67,981 additional postpaid customers as compared to September 30, 2006. The increase in regulatory pass-through fees reflects an increase in overall customers and a change in rates.
We are currently receiving USF support in the states of Alabama, Kansas, Maine, Minnesota, Mississippi, New Hampshire, Oregon, South Dakota, Vermont, and Washington. Reflecting increased customer levels, USF support payments increased to $12.0 million for the three months ended September 30, 2007 as compared to $10.8 million for the three months ended September 30, 2006.
Customers. Including approximately 34,000 postpaid customers and 16,000 wholesale customers added from the April 1, 2007 southern Minnesota acquisition, total customers increased to 790,822 at September 30, 2007 as compared to 694,577 at September 30, 2006. Postpaid customer gross additions decreased to 42,297 for the three months ended September 30, 2007 compared to 46,659 last year. Postpaid customer retention was 98.2% for the quarter compared to 97.4%in the third quarter last year. As a result of the improved customer retention which more than offset declining customer gross additions, postpaid customers grew by 7,859 during the quarter compared to a gain of 2,457 last year.
As of September 30, 2007, approximately 94% of our postpaid customers were using new technology devices compared to 91% at June 30, 2007. We continue to experience higher retention rates and LSR from our new technology customers and therefore will continue to migrate our legacy customer base to new technology products.
Roaming Revenue. The 16.1% increase in roaming revenue during the three months ended September 30, 2007 primarily reflects a 20.5% increase in outcollect minutes and an increase in data revenue. Our outcollect yield for the three months ended September 30, 2007 and 2006 was $0.11 per minute. Data roaming revenue for the three months ended September 30, 2007 was $5.5 million as compared to $3.4 million in the comparable period of last year.
For the three months ended September 30, 2007, and 2006, AT&T, Verizon Wireless, and T-Mobile together accounted for approximately 94.9%, and 92.4%, respectively, of our total outcollect roaming minutes.
We anticipate 2007 roaming minute increases to offset anticipated roaming yield declines, which, together with the full year operation of our new technology networks, should result in 2007 roaming revenue exceeding 2006 levels.

Equipment Revenue. Equipment revenue for the three months ended September 30, 2007 increased 24.4% to approximately $7.3 million as compared to $5.8 million for the three months ended 2006 resulting from an increase in the average handset sales price. Gross postpaid additions for the three months ended September 30, 2007 were 42,297 as compared to 46,659 during the comparable period last year. Customer handset migrations for the three months ended September 30, 2007 increased to 56,296 as compared to 50,443 in 2006.
Operating Expenses

	Three Months Ended September 30,
(In thousands)	2007	2006	$ Change	% Change
Network cost
Incollect cost	$16,421	$11,993	$4,428	36.9%
Other network cost	27,985	23,181	4,804	20.7%

	44,406	35,174	9,232	26.2%
Cost of equipment sales	15,334	14,609	725	5.0%
Selling, general and administrative	44,787	37,214	7,573	20.3%
Depreciation and amortization	18,066	32,069	(14,003)	-43.7%

Total operating expenses	$122,593	$119,066	$3,527	3.0%

Network Cost. Network cost, as a percentage of total revenues, increased to 25.8% for the three months ended September 30, 2007 as compared to 23.6% for the three months ended September 30, 2006, reflecting a substantial incollect cost increase together with increases in other network costs. While these increases are due to greater off-network customer call activity and expanded network presence across all territories, our newly acquired southern Minnesota property represents a disproportionate share of this increase. This disproportionately high southern Minnesota incollect roaming expense is expected to decline as we reposition these customers to better utilize our existing northern Minnesota network together with other more efficient roaming arrangements. Cell sites increased to 1,283 at September 30, 2007 as compared to 1,138 at September 30, 2006, including approximately 80 cell sites acquired in southern Minnesota.
During the three months ended September 30, 2007 incollect minutes increased 40.4% compared to the prior year. Incollect cost per minute for both the three months ended September 30, 2007 and 2006 was approximately $0.09 per minute.
We anticipate network costs to be higher in 2007, reflecting an increased number of cell sites, increased network presence from our acquisition of southern Minnesota markets, overall increased network traffic including incollect minutes, and higher outsourced data service costs.
Cost of Equipment Sales. As a percentage of revenue, cost of equipment sales for the three months ended September 30, 2007 decreased to 8.9% as compared to 9.8% for the three months ended September 30, 2006. Cost of equipment sales increased 5.0% to $15.3 million for the three months ended September 30, 2007, primarily reflecting an increase in the average cost of handsets. The average cost of a handset increased to $138 for the three months ended September 30, 2007 as compared to $137 for the three months ended September 30, 2006. Customer handset migrations for the three months ended September 30, 2007 were 56,296 as compared to 50,443 in the comparable period of the prior year. Gross postpaid additions for the three months ended September 30, 2007 were 42,297 as compared to 46,659 during the comparable period of 2006.
As of September 30, 2007, approximately 94% of our postpaid customers were using new technology devices compared to 91% at June 30, 2007.
Our new technology customers provide higher retention rates and LSR; therefore, we plan to continue the migration of legacy customer base to new technology products.

Selling, General and Administrative.
Components of SG&A are as follows:

	Three Months Ended September 30,
(in thousands)	2007	2006	$ Change	% Change
General and administrative	$21,026	$15,479	$5,547	35.8%
Sales and marketing	16,272	14,633	1,639	11.2%
Regulatory pass-through fees	4,722	3,613	1,109	30.7%
Stock based compensation	583	480	103	21.5%
Bad debt	2,184	3,009	(825)	-27.4%

	$44,787	$37,214	$7,573	20.3%

As a percentage of revenue, SG&A increased to 26.0% for the three months ended September 30, 2007 as compared to 25.0% for the three months ended September 30, 2006. SG&A increased 20.3% to $44.8 million, reflecting the following:
•	one-time strategic costs of $4.6 million resulting from the merger agreement between Rural Cellular Corporation and Verizon,

•	increased regulatory pass-through fees, which were largely offset with service revenue,

•	increased non-cash stock-based compensation expense (see Stock-based compensation), and

•	increased sales and marketing expenses, which were primarily related to the southern Minnesota market launch.
These increases were partially offset by a 27.4% decline in bad debt expense, which was $2.2 million in the three months ended September 30, 2007. The decline in bad debt expense reflects our successful collection efforts and credit policies and is another contributing factor to our improved retention.
Stock-based compensation — SG&A. In accordance with our adoption of SFAS No. 123(R), stock-based compensation in our financial statements was recognized for all stock-based compensation expense arrangements, including employee and non-employee stock options granted after January 1, 2006 and all stock-based compensation arrangements granted prior to January 1, 2006, remaining unvested as of such date, commencing with the quarter ended March 31, 2006. Accordingly, for the three months ended September 30, 2007, stock-based compensation increased to $583,000 from $480,000 for the three months ended September 30, 2006, primarily reflecting 2007 awards, and the increase in market price of our stock and its effect on the valuation and the corresponding expense related to current and prior year stock-based awards.
Depreciation and Amortization. Depreciation and amortization expense decreased 43.7% for the three months ended September 30, 2007 to $18.1 million as compared to $32.1 million for the three months ended September 30, 2006. This decrease reflects the fully depreciated status of our TDMA cell site assets at December 31, 2006. Reflecting the fully depreciated status of these TDMA assets, we expect depreciation for 2007 to be less than in 2006.

Other Income (Expense)
Interest Expense.
Components of interest expense are as follows:

	Three Months Ended
	September 30,
(in thousands)	2007	2006	$ Change	% Change
Interest on credit facility	$629	$1,068	$(439)	-41.1%
Interest on senior secured notes	10,201	10,207	(6)	-0.1%
Interest on senior notes	8,023	8,023	—	0.0%
Interest on senior subordinated notes	13,991	12,344	1,647	13.3%
Amortization of debt issuance costs	1,192	1,290	(98)	-7.6%
Write-off of debt issuance costs	—	42	(42)	-100.0%
Senior and junior exchangeable preferred stock dividends	9,406	14,193	(4,787)	-33.7%
Effect of derivative instruments	314	548	(234)	-42.7%
Gain on repurchase of senior exchangeable preferred stock	—	(146)	146	-100.0%
Other	107	99	8	8.1%

	$43,863	$47,668	$(3,805)	-8.0%

Interest expense for the three months ended September 30, 2007 decreased 8.0%, primarily reflecting moderately lower debt levels and lower average rates, than a year ago.
Primarily reflecting moderately lower debt levels, cash interest expense for three months ended September 30, 2007 was $51.0 million as compared to $56.3 million in the three months ended September 30, 2006.
Preferred Stock Dividends
Preferred stock dividends for the three months ended September 30, 2007 increased by 8.0% to $4.0 million as compared to $3.7 million in the three months ended September 30, 2006. The increase in preferred stock dividends reflects the compounding effect of the accrual of past Class M preferred stock dividends.

Nine Months Ended September 30, 2007 and 2006
Revenue
Operating Revenue:

	Nine Months Ended September 30,
(In thousands)	2007	2006	$ Change	% Change
Service	$315,461	$288,888	$26,573	9.2%
Roaming	134,047	114,418	19,629	17.2
Equipment	20,335	18,797	1,538	8.2

Total operating revenue	$469,843	$422,103	$47,740	11.3%

Service Revenue.
Service Revenue

	Nine Months Ended September 30,
(In thousands)	2007	2006	$ Change	% Change
Local service	$267,170	$245,559	$21,611	8.8%
USF support	34,354	33,080	1,274	3.9%
Regulatory pass through	12,753	9,696	3,057	31.5%
Other	1,184	553	631	114.1%

Total service revenue	$315,461	$288,888	$26,573	9.2%

The 9.2% increase in service revenue for the nine months ended September 30, 2007 primarily reflects an 11.8% increase in postpaid customers as compared to September 30, 2006. The increase in regulatory pass-through fees reflects an increase in overall customers and a change in rates.
USF support payments increased to $34.4 million for the nine months ended September 30, 2007 as compared to $33.1 million for the nine months ended September 30, 2006. Reflecting the addition of our southern Minnesota markets, we expect USF support in 2007 to be slightly higher than in 2006.
Customers. Including approximately 34,000 postpaid customers and 16,000 wholesale customers added in the April 3, 2007 southern Minnesota acquisition, total customers increased 96,245 to 790,822 at September 30, 2007 as compared to 694,577 at September 30, 2006. Postpaid customer gross additions increased to 125,676 for the nine months ended September 30, 2007 compared to 117,400 last year. Postpaid customer retention improved to 98.2% for the nine months ended September 30, 2007 compared to 97.4% for the nine months ended September 30, 2006. As a result of the improved gross additions and retention, and excluding the initial addition of southern Minnesota, postpaid customers grew by approximately 26,000 during the nine months ended September 30, 2007 compared to a loss of 19,775 last year.
As of September 30, 2007, approximately 94% of our postpaid customers were using new technology devices compared to 82% at December 31, 2006. We continue to experience higher retention rates and LSR from our new technology customers and therefore will continue to migrate our legacy customer base to new technology products.
Roaming Revenue. The 17.2% increase in roaming revenue during the nine months ended September 30, 2007 primarily reflects a 20.7% increase in outcollect minutes and a significant increase in data revenue, which together were partially offset by a decline in our roaming yield. Our outcollect yield for the nine months ended September 30, 2007 was $0.10 per minute as compared to $0.11 per minute last year at this time. Data roaming revenue for the nine months ended September 30, 2007 was $12.1 million as compared to $5.8 million in the comparable period of last year.

For the nine months ended September 30, 2007, and 2006, AT&T, Verizon Wireless, and T-Mobile together accounted for approximately 94.4% and 93.0%, respectively, of our total outcollect roaming minutes.
We anticipate 2007 roaming minute increases to offset anticipated roaming yield declines, which, together with the full year operation of our new technology networks, should result in 2007 roaming revenue exceeding 2006 levels.
Equipment Revenue. Equipment revenue increased 8.2% during the nine months ended September 30, 2007 to $20.3 million as compared to $18.8 million for the nine months ended September 30, 2006. Primarily contributing to this increase was a 7.0% increase in gross postpaid additions to 125,676 as compared to 117,400 during the comparable period of the prior year. Customer handset migrations for the nine months ended September 30, 2007 were 155,433 as compared to 150,523 in 2006.
Operating Expenses

	Nine Months Ended September 30,
(In thousands)	2007	2006	$ Change	% Change
Network cost
Incollect cost	$45,799	$33,817	$11,982	35.4%
Other network cost	73,332	68,526	4,806	7.0%

	119,131	102,343	16,788	16.4%

Cost of equipment sales	42,300	40,858	1,442	3.5%
Selling, general and administrative	118,810	108,171	10,639	9.8%
Depreciation and amortization	60,297	92,127	(31,830)	-34.5%

Total operating expenses	$340,538	$343,499	$(2,961)	-0.9%

Network Cost. Network cost, as a percentage of total revenues, increased to 25.4% for the nine months ended September 30, 2007 as compared to 24.2% for the nine months ended September 30, 2006 largely reflecting an increase in incollect cost. While these increases are due to greater off-network customer call activity and expanded network presence across all territories, our newly acquired southern Minnesota property represents a disproportionate share of this increase. This disproportionately high southern Minnesota incollect roaming expense is expected to decline as we reposition these customers to better utilize our existing northern Minnesota network together with other more efficient roaming arrangements. Cell sites increased to 1,283 at September 30, 2007 as compared to 1,138 at September 30, 2006, including approximately 80 cell sites acquired in southern Minnesota.
During the nine months ended September 30, 2007 incollect minutes increased 38.4% compared to the prior year. Partially offsetting the effect of increased incollect minutes was a decline in incollect cost per minute for the nine months ended September 30, 2007 to approximately $0.08 per minute as compared to $0.09 for the nine months ended September 30, 2006.
We anticipate network costs to be higher in 2007, reflecting an increased number of cell sites, increased network presence from our acquisition of southern Minnesota markets, overall increased network traffic, including incollect minutes, and higher outsourced data service costs.
Cost of Equipment Sales. As a percentage of revenue, cost of equipment sales for nine months ended September 30, 2007 decreased to 9.0% as compared to 9.7% for the nine months ended September 30, 2006. Cost of equipment sales increased 3.5% to $42.3 million for the nine months ended September 30, 2007, primarily reflecting an increase in gross customer additions partially offset by lower average handset costs. The average cost of a handset decreased to $135 for the nine months ended September 30, 2007 as compared to $138 for the nine months ended September 30, 2006. Gross postpaid additions for the nine months ended September 30, 2007 were 125,676 as compared to 117,400 during the comparable period of 2006. Customer handset migrations for the nine months ended September 30, 2007 were 155,433 as compared to 150,523 in the comparable period of the prior year.

As of September 30, 2007, approximately 94% of our postpaid customers were using new technology devices as compared to 82% at December 31, 2006. Our new technology customers provide higher retention rates and LSR; therefore, we plan to continue the migration of legacy customer base to new technology products.
Selling, General and Administrative.
Components of SG&A are as follows:

	Nine months ended September 30,
(in thousands)	2007	2006	$ Change	% Change
General and administrative	$51,605	$44,046	$7,559	17.2%
Sales and marketing	45,589	41,677	3,912	9.4%
Regulatory pass-through fees	13,402	10,457	2,945	28.2%
Stock based compensation	2,321	947	1,374	145.1%
Bad debt	5,893	11,044	(5,151)	-46.6%

	$118,810	$108,171	$10,639	9.8%

As a percentage of revenue, SG&A decreased to 25.3% for the nine months ended September 30, 2007 as compared to 25.6% for the nine months ended September 30, 2006. SG&A for the nine months ended September 30, 2007 increased 9.8% to $118.8 million, reflecting:
•	one-time strategic costs of $4.6 million which resulted from the merger agreement between Rural Cellular Corporation and Verizon,

•	increased general and administrative expenses, primarily reflecting an increase in employee medical claims,

•	increased regulatory pass-through fees, which were largely offset in service revenue,

•	increased non-cash stock-based compensation expense (see Stock-based compensation), and

•	increased sales and marketing expenses, which were primarily related to the southern Minnesota market launch.
These increases were partially offset by a 46.6% decline in bad debt expense, which was $5.9 million for the nine months ended September 30, 2007. The decline in bad debt expense reflects our successful collection efforts and credit policies and is another contributing factor to our improved retention
Stock-based compensation — SG&A. In accordance with our adoption of SFAS No. 123(R), stock-based compensation in our financial statements was recognized for all stock-based compensation expense arrangements, including employee and non-employee stock options granted after January 1, 2006 and all stock-based compensation arrangements granted prior to January 1, 2006, remaining unvested as of such date, commencing with the quarter ended March 31, 2006. Accordingly, for the nine months ended September 30, 2007, stock-based compensation increased to $2.3 million from $947,000 for the nine months ended September 30, 2006, primarily reflecting the increase in market price of our stock and its effect on the valuation and the corresponding expense related to current and prior year stock-based awards.
Depreciation and Amortization. Depreciation and amortization expense decreased 34.5% for the nine months ended September 30, 2007 to $60.3 million as compared to $92.1 million for the nine months ended September 30, 2006. This decrease reflects the fully depreciated status of our TDMA cell site assets at December 31, 2006. Reflecting the fully depreciated status of these TDMA assets, we expect depreciation for 2007 to be less than in 2006.

Other Income (Expense)
Interest Expense.
Components of interest expense are as follows:

	Nine Months Ended September 30,
(in thousands)	2007	2006	$ Change	% Change
Interest on credit facility	$2,267	$3,330	$(1,063)	-31.9%
Interest on senior secured notes	30,588	32,661	(2,073)	-6.3%
Interest on senior notes	24,070	24,070	—	0.0%
Interest on senior subordinated notes	43,099	36,324	6,775	18.7%
Amortization of debt issuance costs	3,837	4,038	(201)	-5.0%
Write-off of debt issuance costs	3,256	2,837	419	14.8%
Call premium on early redemption of notes	9,750	3,200	6,550	204.7%
Senior and junior preferred stock dividends	35,932	41,765	(5,833)	-14.0%
Effect of derivative instruments	148	(178)	326	-183.1%
Gain on repurchase of senior exchangeable preferred stock	—	(319)	319	-100.0%
Other	282	(97)	379	-390.7%

	$153,229	$147,631	$5,598	3.8%

Interest expense for the nine months ended September 30, 2007 increased 3.8%, primarily reflecting a $9.7 million call premium related to the redemption of our 9 3/4% senior subordinated notes partially offset by lower debt levels and lower average rates, than a year ago.
Cash interest expense for the nine months ended September 30, 2007 increased to $203.9 million as compared to $127.3 million in the nine months ended September 30, 2006. This increase primarily reflects the cash payment of $41.7 million in dividends on our senior exchangeable preferred stock and the cash payment of $32.8 million in dividends on our junior exchangeable preferred stock during the nine months ended September 30, 2007. Senior exchangeable preferred stock dividends paid in cash during the nine months ended September 30, 2006 totaled $8.3 million. We did not pay junior exchangeable preferred stock dividends during the nine months ended September 30, 2006.
Preferred Stock Dividends
Preferred stock dividends for nine months ended September 30, 2007 increased by 8.1% to $11.7 million as compared to $10.9 million in the nine months ended September 30, 2006. The increase in preferred stock dividends reflects the compounding effect of the accrual of past Class M preferred stock dividends.

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
We believe our networks continue to perform well as shown by increasing customers and roaming MOUs as we continue to manage the process of transferring our networks from TDMA/analog to new technologies. Our cell site count has increased from 1,158 sites at December 31, 2006 to 1,283 sites at September 30, 2007, including 80 sites acquired in southern Minnesota. We anticipate our total capital expenditures for 2007 will be funded primarily from cash on hand and operating cash flow. Primarily reflecting our efforts to provide additional network capacity, capital expenditures for the nine months ended September 30, 2007 were $37.1 million. During the nine months ended September 30, 2006, capital expenditures were $35.3 million.
Junior Exchangeable Preferred Stock. As of August 15, 2006, we had failed to pay six quarterly dividends on the Junior Exchangeable Preferred Stock and, accordingly, a “Voting Rights Triggering Event,” as defined in its Certificate of Designation occurred. As a result, the holders of junior exchangeable preferred stock have the right to elect two directors. Although a portion of the accrued dividends were paid in May 2007, the right to elect directors continues until all past due dividends are paid in full. In addition, while a “Voting Rights Triggering Event” exists, certain terms of our junior exchangeable preferred stock, if enforceable, may prohibit incurrence of additional indebtedness, including borrowings under our revolving credit facility. The accrued dividends in arrears for the junior exchangeable preferred securities, through September 30, 2007, totaled approximately $61.0 million.
Credit Facility. In April 2007, we negotiated an amendment to our revolving credit facility explicitly permitting the payment of senior and junior exchangeable preferred stock dividend payments and replacing all financial covenant ratios with one new senior secured first lien debt covenant. As of September 30, 2007, we were in compliance with covenants under the credit facility and have drawn $58 million of the $60 million initially available.
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
Senior Subordinated Floating Rate Notes. In May 2007 we issued $425 million aggregate principal amount of Senior Subordinated Floating Rate Notes due September 1, 2013 and used the proceeds to redeem our 11 3/8% Senior Subordinated Debentures and our 9 3/4% Senior Subordinated Notes. The 2013 notes mature on September 1, 2013. Interest on the 2013 notes reset quarterly at a rate equal to the three month LIBOR, plus 3.00%, and is payable on March 1, September 1, September 1 and December 1 of each year, commencing on September 1, 2007. On May 15, 2007, we had exchanged all outstanding shares of our 11 3/8% Senior Exchangeable Preferred Stock for 11 3/8% Senior Subordinated Debentures.

Cash flows for the nine months ended September 30, 2007, compared with the nine months ended September 30, 2006.

	Nine Months Ended September 30,
(in thousands)	2007	2006	Change
Net cash (used in) provided by operating activities	$(16,378)	$39,207	$(55,585)
Net cash provided by (used in) investing activities	26,510	(43,411)	69,921
Net cash (used in) provided by financing activities	6,697	(6,059)	12,756

Net (decrease) increase in cash and cash equivalents	16,829	(10,263)	27,092

Cash and cash equivalents, at beginning of year	72,495	86,822	(14,327)

Cash and cash equivalents, at end of period	$89,324	$76,559	$12,765

Net cash and cash equivalents used in operating activities was $16.4 million for the nine months ended September 30, 2007. Adjustments to the $18.5 million net loss to reconcile to net cash used in operating activities primarily included $38.6 million in senior and junior exchangeable preferred stock dividends and $28.6 million in accrued interest. Partially offsetting these items was $60.3 million in depreciation and amortization.
Net cash provided by investing activities for the nine months ended September 30, 2007 was $26.5 million. This amount included $132.5 million in maturities of short-term investments, which were partially offset by $49.1 million for acquisition of wireless properties, $37.1 million for purchases of property and equipment and $20.5 million in short-term investment purchases. The majority of property and equipment purchases were related to maintenance related to our networks in addition to adding to our southern Minnesota network.
Net cash provided by financing activities for the nine months ended September 30, 2007 was $6.7 million, reflecting the following:
•	Proceeds from the issuance of common stock pursuant to our employee stock purchase plan and upon exercise of stock options for $2.0 million,

•	Issuance of $425.0 million aggregate principal amount of Senior Subordinated Floating Rate Notes,

•	Redemption of 9 3/4% Senior Subordinated Notes for $300.0 million, and

•	Redemption of senior subordinated debentures for $115.5 million.
Liquidity. Primarily reflecting the cash payment of $41.7 million in dividends on our senior exchangeable preferred stock and the cash payment of $32.8 million in dividends on our junior exchangeable preferred stock, our cash and cash equivalents and short-term investments decreased to $89.3 million as compared to $183.2 million at December 31, 2006. Cash interest payments during the nine months ended September 30, 2007 were $203.9 million as compared to $127.3 million during the nine months ended September 30, 2006.
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

Supplemental Disclosure of Condensed Consolidated Cash Flow Information

	Three Months Ended
	September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Cash paid for:
Interest	$51,047	$56,278	$203,926	$127,328

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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have issued debt and preferred securities and used bank credit facilities as well as cash from operations to finance our capital requirements and operations. These financial instruments, to the extent they provide for variable rates of interest, expose us to interest rate risk. One percentage point of an interest rate adjustment would have changed our cash interest payments on an annual basis by approximately $6.6 million as of September 30, 2007.
Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
RCC’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934. As of the end of the period covered by this report, RCC performed an evaluation, under the supervision and with the participation of RCC’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that our files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to RCC’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. No changes were made to RCC’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
The management of RCC is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). RCC’s internal control system is designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. RCC’s management assessed the effectiveness of the company’s internal control over financial reporting as of September 30, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of September 30, 2007, our internal controls over financial reporting were effective. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes to Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
On August 3, 2007, a purported shareholder class action complaint, captioned Joshua Teitelbaum v. Rural Cellular Corporation, et al., was filed by a shareholder of RCC in the District Court of Douglas County, State of Minnesota, against RCC and its directors challenging the proposed merger. The complaint alleges causes of action for violation of fiduciary duties of care, loyalty, candor, good faith and independence owed to the public shareholders of RCC by the members of our board of directors and acting to put their personal interests ahead of the interests of RCC’s shareholders. The complaint seeks, among other things, to declare and decree that the merger agreement was entered into in breach of the fiduciary duties of the defendants and is therefore unlawful and unenforceable, to enjoin the consummation of the merger and to direct the defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of RCC’s shareholders and to refrain from entering into any transaction until the process for the sale or auction of RCC is completed and the highest possible price is obtained. We believe that the lawsuit is without merit. The parties have executed a memorandum of understanding that sets forth the terms under which the parties have agreed to resolve the action.
Item 1A. RISK FACTORS
See “Risk Factors” in Part I — Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2006 for information on risk factors. There were no material changes in the nature or status of our risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 3. DEFAULTS UPON SENIOR SECURITIES
(b) Preferred Stock Dividends
12 1/4% Junior Exchangeable Preferred Stock. Although we paid four quarterly dividends on the junior exchangeable preferred stock in May 2007, at September 30, 2007 we were six dividend payments in arrears, creating a “Voting Rights Triggering Event.” Accrued dividends in arrearage, through November 8, 2007 were approximately $65 million. We have not declared and likely will not pay, the dividend due on November 15, 2007.
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
Item 6. EXHIBITS
The following exhibits are filed with this report.

10.1	Amendment No. 6 to the 1995 Stock Compensation Plan

10.2	Amendment No. 5 to the Stock Option Plan for Nonemployee Directors

31.1	(Certification of CEO)

31.2	(Certification of CFO)

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. SECTION 1350

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RURAL CELLULAR CORPORATION (Registrant)
Date: November 8, 2007	/s/ Richard P. Ekstrand
Richard P. Ekstrand
President and Chief Executive Officer

Date: November 8, 2007	/s/ Wesley E. Schultz
Wesley E. Schultz
Executive Vice President and Chief Financial Officer (Principal Financial Officer)