Form 10-Q/A
period 2007-09-30
RURAL CELLULAR CORP
filed 2008-02-21
CIK 869561

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q / A

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

☐
EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2007. TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______to______.

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

TABLE OF CONTENTS

Page #

Item 6. Exhibits

SIGNATURES

Amendment Four to Billing Services and License Agreement

This Amendment to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 is being filed to include Amendment Four to Rural Cellular Corporation’s Billing Services and License Agreement with VeriSign, Inc. as Exhibit 10.3. Portions of this Exhibit have been omitted and filed separately with the Secretary of the Securities and Exchange Commission pursuant to Registrant’s request for confidential treatment of such information under Rule 24b-2 of the Securities Exchange Act of 1934.

Item 6. EXHIBITS

The following exhibits are filed with this report.

*10.1	Amendment No. 6 to the 1995 Stock Compensation Plan

*10.2	Amendment No. 5 to the Stock Option Plan for Nonemployee Directors

**10.3	Amendment Four to the Billing Services and License Agreement Between Verisign, Inc. and Rural Cellular Corporation

*31.1	Certification of CEO

*31.2	Certification of CFO

*32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. SECTION 1350

*	Filed previously.

**	Portions of this exhibit have been omitted and filed separately with the Secretary of the Securities and Exchange Commission pursuant to Registrant’s request for confidential treatment of such information under Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RURAL CELLULAR CORPORATION (Registrant)

Date: February 20, 2008	/s/ Richard P. Ekstrand
Richard P. Ekstrand
President and Chief Executive Officer

Date: February 20, 2008	/s/ Wesley E. Schultz
Wesley E. Schultz
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

5