Form 10-K
period 2007-12-31
RURAL CELLULAR CORP
filed 2008-03-14
CIK 869561

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2007.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____________________ TO ____________________.

Commission File Number 0-27416

                RURAL CELLULAR CORPORATION
(Exact name of registrant as specified in its charter)
Minnesota                                                                                                          41-1693295
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  YES [   ]    NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X]     NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check One.)

Large Accelerated Filer [  ]   Accelerated Filer [X]
Non-Accelerated Filer [  ] Smaller Reporting Company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [  ]   NO [X]

Aggregate value of shares of common stock held by nonaffiliates of the Registrant based upon the closing price on June 30, 2007 (only shares held by directors, officers and their affiliates are excluded):  $660,020,300

Number of shares of common stock outstanding as of the close of business on February 20, 2008:

Class A	15,553,819
Class B	237,120

Documents incorporated by reference:
None

PART I

ITEM 1.                                BUSINESS

References in this Form 10-K to “Rural Cellular,” “RCC,” “we,” “our,” and “us” refer to Rural Cellular Corporation and its subsidiaries as a combined entity, except where it is clear that those terms mean only the parent company.

We file with, or furnish to, the Securities and Exchange Commission (the “SEC”) annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as various other information. RCC makes these reports and other information available free of charge on the Investor Relations page of our website as soon as reasonably practicable after providing such reports to the SEC. In addition, in the Corporate Governance section of the Investor Relations page of our website, we make available the Financial Code of Ethics and the charters for the Audit, Compensation, and Nominating Committees. The internet address for our website is www.unicel.com.

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

The Verizon Merger. On July 29, 2007, we entered into a merger agreement with Cellco Partnership, a general partnership doing business as Verizon Wireless, AirTouch Cellular, an indirect wholly-owned subsidiary of Verizon Wireless, and Rhino Merger Sub Corporation, a wholly-owned subsidiary of AirTouch Cellular referred to as Rhino Merger Sub, pursuant to which Rhino Merger Sub will merge with and into us with us continuing as the surviving corporation and becoming a subsidiary of Verizon Wireless. The merger was approved by our shareholders on October 4, 2007, and the consummation of the merger remains subject to receipt of certain regulatory approvals. We currently anticipate that the merger will be completed during the second quarter of 2008.

RCC Acquisition of Southern Minnesota Markets. On April 3, 2007, we completed the $48.5 million cash purchase of southern Minnesota wireless markets. These markets include 28 counties in southern Minnesota and, as of April 3, 2007, supported a postpaid customer base of approximately 32,000 and a wholesale customer base of approximately 16,000. We purchased network assets and A-block cellular licenses covering Minnesota Rural Service Areas, or RSA, 7, 8, 9, and 10. The southern Minnesota RSAs acquired utilize code division multiple access (“CDMA”) technology consistent with our northern Minnesota networks.

With the addition of the southern Minnesota properties, the population covered by RCC’s marketed networks increased by approximately 621,000 to 7.2 million. Our marketed networks served approximately 667,000 postpaid and prepaid customers as of December 31, 2007.

National Carrier Roaming Agreements. We have national roaming agreements in our markets with AT&T (effective through December 2009) and Verizon Wireless (effective through December 2009). Under these agreements, we have been able to attain preferred roaming status by overlaying our existing Time Division Multiple Access (“TDMA”), networks in our Central, South, Northeast and Northwest networks with Global System for Mobile Communications (“GSM”)/ General Packet Radio Services (“GPRS”)/ Enhanced Data rates for Global Evolution (“EDGE”) technology and our Midwest network with CDMA technology. We also have various agreements with T-Mobile.

RCC Markets and Networks. The following chart summarizes our wireless systems as of December 31, 2007:

	Service Area POPs (1)	Customers	Square Miles	States

Cellular Territories:
Central	313,000	17,515	40,000	KS
Midwest	2,164,000	192,861	82,000	MN, ND, SD, WI
Northeast	2,210,000	269,902	46,000	MA, ME, NH, NY, VT
Northwest	868,000	119,797	77,000	ID, OR, WA
South	1,687,000	67,299	39,000	AL, MS
Total	7,242,000	667,374	284,000
Wholesale	N/A	123,331	N/A
Total	7,242,000	790,705	284,000
__________
(1)	Reflects 2000 U.S. Census Bureau population data updated for December 2005

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

Our coverage areas have a large number of vacation destinations, substantial highway miles and long distances between population centers, all of which we believe contribute to frequent roaming on our network by customers of other wireless providers. As a result, we have been able to negotiate long-term roaming agreements with several of the country’s largest wireless carriers that do not have a significant presence in our markets. Our roaming agreements with other carriers help to provide us with a base of roaming revenue, which generates higher margins than local service revenue.

Our networks utilize both 850 MHz and 1900 MHz spectrum in our service areas. As of December 31, 2007, approximately 95% of our wireless customers were using either CDMA or GSM devices with advanced features that can be utilized throughout their respective service areas. With our networks, we are well equipped to offer our customers regional and local wireless coverage, and we manage our networks with the goal of providing high quality service, with minimal call blocking and dropped calls and seamless call delivery and hand-off.

Our 2007 operating results reflect the following:

•	A 10.4% increase in service revenue, primarily reflecting the increase of postpaid customers in addition to higher Local Service Revenue (“LSR”) and Universal Service Fund (“USF”) support.

The increase in service revenue for the year ended December 31, 2007 primarily reflects a 11.2% increase in postpaid customers as compared to December 31, 2006 together with an increase in LSR to $53 per month during the year ended December 31, 2007 compared to $52 per month during the year ended December 31, 2006.  The 2007 increase in LSR was primarily due to an increase in monthly data revenue per customer, which increased to approximately $4 as compared to $2 in 2006.

We are currently receiving USF support in the states of Alabama, Kansas, Maine, Minnesota, Mississippi, New Hampshire, Oregon, South Dakota, Vermont, and Washington.  USF support payments were $46.4 million and $43.8 million for the years ended December 31, 2007 and 2006, respectively.

•
Total customers increased to 790,705 at December 31, 2007 as compared to 705,658 at December 31, 2006 reflecting increases in all of our customer groups which included approximately 32,000 additional postpaid and approximately 16,000 wholesale customers from the April 2007 acquisition of markets in 28 southern Minnesota counties.  Accordingly, postpaid customers increased 11.2% to 651,624 at December 31, 2007.  Wholesale customers increased 12.0% to 123,331 at December 31, 2007. Prepaid customers increased 67.0% to 15,750 at December 31, 2007.

•
Continued progress in migrating our legacy customers to 2.5G devices. As of December 31, 2007, approximately 95% of our postpaid customers were using new technology devices as compared to 82% at December 31, 2006.

•
Improved roaming minutes and revenue over the previous year. The 18.8% increase in roaming revenue during the year ended December 31, 2007 primarily reflects a 21% increase in outcollect minutes and a substantial increase in data traffic, which together were partially offset by a decline in voice and data roaming yields.  Our outcollect yield for the year ended December 31, 2007 was $0.10 per minute as compared to $0.11 per minute in the year ended December 31, 2006. Declines in TDMA outcollect minutes were offset by increases in new technology GSM and CDMA outcollect minutes. Data  roaming for the year ended December 31, 2007 was $19.2 million as compared to $9.2 million in the prior year.

At December 31, 2007, all of our 1,322 cell sites were equipped with 2.5G technology. For the year ended December 31, 2007 and 2006, 2.5G outcollect minutes accounted for 98% and 95%, respectively, of our total outcollect minutes.

•	Increased costs required to market and support 2.5G networks, products, and customers.

Network cost, as a percentage of total revenues, increased to 25.2% for the year ended December 31, 2007 as compared to 24.5% for the year ended December 31, 2006. This change reflects an increased number of cell sites, higher variable costs due to an increase in outcollect roaming minutes of use and higher outsourced data service costs.  Cell sites increased to 1,322 at December 31, 2007 as compared to 1,158 at December 31, 2006.

Incollect cost increased 31.9% for the year ended December 31, 2007 as compared to the year ended December 31, 2006.  Incollect cost per minute for the year ended December 31, 2007 was approximately $0.08 as compared to approximately $0.09 for the year ended December 31, 2006.

Other developments in 2007:

•
Purchase of Southern Minnesota Wireless Markets.  In April 2007, we completed the $48.5 million cash purchase of southern Minnesota wireless markets. These markets include 28 counties in southern Minnesota and, as of April 3, 2007, supported a postpaid customer base of approximately 32,000 and a wholesale customer base of approximately 16,000. RCC purchased network assets and A-block cellular licenses covering Minnesota RSAs 7, 8, 9, and 10. The southern Minnesota RSAs acquired utilize CDMA technology consistent with our northern Minnesota networks.

•
Amendment to Credit Agreement. In April 2007, we negotiated an amendment to our revolving credit facility explicitly permitting the below mentioned dividend payments and replacing all financial covenant ratios with one new senior secured first lien debt covenant, under which the ratio as of the last day of any quarter of Senior Secured First Lien Debt outstanding to Adjusted EBITDA (as defined in the credit agreement) for the applicable Reference Period cannot exceed 1.00 to 1.00.

•
Exchange of 11 3/8% Senior Exchangeable Preferred Stock for 11 3/8% Senior Subordinated Debentures. On May 15, 2007, we exchanged all outstanding shares of our 11 3/8% Senior Exchangeable Preferred Stock for 11 3/8% Senior Subordinated Debentures, due May 15, 2010.

—
Payment of Dividends on 11 3/8% Senior Exchangeable Preferred Stock. To remove the then existing Voting Rights Triggering Event under the Senior Preferred stock, we paid nine Senior Preferred stock accrued dividends. These dividend payments, which totaled approximately $355.40 per share, including accrued interest, were made on May 15, 2007. The aggregate dividends, which totaled approximately $41.7 million, were paid from existing cash.

—
Payment of Dividends on 12 ¼% Junior Exchangeable Preferred Stock. To remove the then existing Voting Rights Triggering Event under the 12 ¼% Junior Exchangeable Preferred Stock, we also paid four dividends, representing the quarterly dividends payable on August 15, 2006, November 15, 2006, February 15, 2007, and May 15, 2007. The dividend payments totaled approximately $128.24 per share, including accrued interest. These dividends were paid on May 15, 2007. The aggregate total dividends of approximately $32.8 million were paid from existing cash. The payment of these dividends reduced the number of unpaid quarterly dividends on the junior preferred stock to five as of that date.

•
Issuance of Senior Subordinated Floating Rate Notes Due 2013. On May 25, 2007 we issued $425 million aggregate principal amount of Senior Subordinated Floating Rate Notes due June 1, 2013 (“2013 notes”) and used the proceeds to redeem our 11 3/8% Senior Subordinated Debentures and our 9 3/4% Senior Subordinated Notes. The 2013 notes mature on June 1, 2013.

•
Redemption of 9 3/4% Notes and 11 3/8% senior subordinated debentures. On June 29, 2007, we redeemed all $300.0 million aggregate principal of our 9 3/4% senior subordinated notes and all $115.5 million aggregate principal amount of our 11 3/8% senior subordinated debentures and paid accrued and unpaid interest thereon and related fees and expenses with the net proceeds from the original issuance of the Senior Subordinated Floating Rate, together with cash on hand.

•
The Verizon Merger. On July 29, 2007, we entered into a merger agreement with Cellco Partnership, a general partnership doing business as Verizon Wireless, AirTouch Cellular, an indirect wholly-owned subsidiary of Verizon Wireless, and Rhino Merger Sub, a wholly-owned subsidiary of AirTouch Cellular, pursuant to which Rhino Merger Sub will merge with and into RCC with RCC continuing as the surviving corporation and becoming a subsidiary of Verizon Wireless. At the effective time of the merger, each issued and outstanding share of our Class A and Class B common stock will be cancelled and converted into the right to receive $45.00 in cash, without interest. Each outstanding option to acquire our common stock will be cancelled in exchange for an amount equal to the product of $45.00 minus the exercise price of each option and the number of shares underlying the option. The merger agreement includes customary representations, warranties and covenants of us, Verizon Wireless and AirTouch Cellular. The merger was approved by our shareholders on October 4, 2007. The consummation of the merger remains subject to receipt of necessary approvals from the Federal Communications Commission and under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions. The merger agreement contains certain termination rights for both Verizon Wireless and us and provides that upon a termination of the merger agreement under specified circumstances, we may be required to pay Verizon Wireless a termination fee of $55.0 million. We currently anticipate that the merger will be completed during the second quarter of 2008.

•
Amendment to Rights Plan. On July 29, 2007, prior to the execution of the merger agreement with Verizon Wireless, our board of directors approved an amendment to our rights plan, dated as of April 30, 1999, as amended on March 31, 2000, between us and Wells Fargo Bank, N.A., as successor rights agent. The amendment to the rights plan, among other things, renders the rights plan inapplicable to Verizon Wireless, AirTouch Cellular and Rhino Merger Sub solely by virtue of (i) the approval, execution or delivery of the merger agreement, (ii) the public or other announcement of the merger agreement or the transactions contemplated thereby, (iii) the consummation of the merger or (iv) the consummation of any other transaction contemplated by the merger agreement. The amendment also provides that the rights plan shall expire immediately prior to the effective time of the merger, if the rights plan has not otherwise terminated. If the merger agreement is terminated, the changes to the rights agreement pursuant to the amendment will be of no further force and effect.

•
Junior Exchangeable Preferred Stock Voting Rights Triggering Event.  The holders of our junior exchangeable preferred stock have the right to elect two members of our board of directors until all of the dividends in arrears have been paid. The Certificate of Designation provides that at any time dividends on the outstanding exchangeable preferred stock are in arrears and unpaid for six or more quarterly dividend periods (whether or not consecutive), the holders of a majority of the outstanding shares of the junior exchangeable preferred stock, voting as a class, will be entitled to elect the lesser of two directors or that number of directors constituting 25% of the members of RCC’s Board of Directors.  The voting rights continue until such time as all dividends in arrears on the affected class of exchangeable preferred stock are paid in full, at which time the terms of any directors elected pursuant to such voting rights will

•
terminate.  Voting rights may also be triggered by other events described in the Certificates of Designation. We did not pay the quarterly dividends payable on our junior exchangeable preferred stock on August 15 or November 15, 2007 or February 15, 2008. Because we have failed to pay six quarterly dividends, a “Voting Rights Triggering Event,” as defined in the certificate of designation for the junior exchangeable preferred stock, exists. Accordingly, while such Voting Rights Triggering Event exists, certain terms of our junior exchangeable preferred stock may prohibit incurrence of additional indebtedness, including borrowing under our revolving credit facility and the refinancing of existing indebtedness. As of December 31, 2007, the Junior Exchangeable preferred stock shareholders had not elected directors to serve on RCC’s board.

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

(c)           Description of Business/Service Areas

Marketing of Products and Services

Local Service

We have developed our marketing strategy on a market-by-market basis and offer service plan options to our customers tailored to address their specific needs and to encourage cellular usage. In general, because our customers typically live in rural areas, they are more likely to purchase plans that provide a regional footprint than a national one. Most of our service plans have a fixed monthly access fee, which includes a specified number of minutes both peak and off peak, free incoming calling, and incremental fees for enhanced services. As a result of our focus on marketing strategies as well as the upgrade of our networks, we are able to offer our customers an array of services on an individual or bundled basis, including:

•	Short Message Service – allows a customer to receive and send text messages or content messages.

•	Voicemail – allows a customer to receive and retrieve voicemail.

•	Multimedia Messaging – allows customers to receive and send pictures to another wireless handset or PC.

•	Data Services – includes email, Internet accessibility, and Brew and Java Services which allow customers to download ring-tones, games, graphics, entertainment and information.

•	Mobile Web – allows customers to access the Internet from a laptop computer through our wireless network.

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

Roaming

We have roaming agreements in our markets with various carriers. Under most of our roaming agreements, the roaming yield per minute we receive from outcollect calling minutes, in addition to the cost per minute we pay for our customers’ incollect activity, declines over time. We have structured our roaming agreements to enable us to provide expanded network access to our customers both regionally and nationally and provide roaming rates based upon factors such as network coverage, feature functionality, and number of customers. Under our agreements with AT&T and Verizon Wireless, we have been able to attain preferred roaming status by overlaying our existing Central, Northeast, Northwest, and South networks with GSM/GPRS/EDGE and our Midwest territory with CDMA/2000/1XRTT technology.

A substantial portion of our roaming revenue has been derived from agreements with three national wireless providers, AT&T, Verizon Wireless and T-Mobile. For the years ended December 31, 2007, 2006, and 2005, AT&T (on a pro forma basis giving effect to AT&T’s November 2007 purchase of Dobson Cellular), Verizon Wireless, and T-Mobile together accounted for approximately 95%, 93%, and 92%, respectively, of our total outcollect roaming minutes. For the years ended December 31, 2007, 2006, and 2005, AT&T (on a pro forma basis giving effect to AT&T’s November 2007 purchase of Dobson Cellular) accounted for approximately 14.8%, 14.5%, and 12.2% of our total revenue.

Our agreements with our three most significant roaming partners are as follows:

•	AT&T, which is effective through December 2009,
•	Verizon Wireless, which is effective through December 2009, and
•	T-Mobile, which was effective through December 2007 and is continuing on a month to month basis.

Customer Equipment

We currently sell wireless devices manufactured by several companies including LG Electronics, Inc., Motorola, Inc., Nokia Telecommunications, Inc., and Palm, Inc. and accessories manufactured by a number of sources.

Distribution and Sales

We market our wireless products and services through direct sales distribution channels, which include Company-owned retail stores, website, and account executives. We also utilize indirect sales distribution channels, including independent sales agents. All distribution channels are managed on a territorial basis.

Our distribution channels include the following:

•	direct sales through:

o
retail stores and kiosks that we operate and staff with our employees. We have approximately 107 retail stores, primarily located in our more densely populated markets. Our retail locations help us establish our local presence and promote customer sales and service;

o	account executives who are our employees and focus on business and major account sales and service;

o	telesales, which are conducted by customer service representatives, internet, and toll-free phone services; and

•
indirect sales through approximately 322 independent sales agents. Our independent sales agents are established businesses in their communities and include retail electronics stores, farm implement dealers, automobile dealers, automotive parts suppliers, college and university bookstores, video and music stores, and local telephone companies. Most of the agents sell our services in conjunction with their principal business. We provide cellular equipment to the agents for sale to customers, and the agents market our services utilizing a cooperative advertising program.

Customer Base

At December 31, 2007, our customer base consisted of three customer categories: postpaid, wholesale, and prepaid.

(1)
Postpaid customers accounted for the largest portion of our customer base as of that date, at 82.4%. These customers pay a monthly access fee for a wireless service plan that generally includes a fixed number of minutes and certain service features. In addition to the monthly access fee, these customers are typically billed in arrears for data usage, roaming charges, and minutes of use exceeding the rate plans.

(2)
Wholesale customers are similar to our postpaid customers in that they pay monthly fees to utilize our network and services; however, the customers are billed by a third party (reseller), who has effectively resold our service to the end user (customer). We in turn bill the third party for the monthly usage of the end user. Wholesale customers accounted for 15.6% of our total customer base as of December 31, 2007.

(3)
Prepaid customers pay in advance to utilize our network and services and allow us to minimize bad debt, billing and collection costs. Typically, prepaid customers produce lower LSR and higher churn than postpaid customers. Our prepaid customers accounted for 2.0% of our customer base as of December 31, 2007.

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

Service Marks

In 2007, all of our existing territories used the UNICEL® brand, which we own.

Network Operations

We develop and build our wireless service areas in response to customer demand by adding channels to existing cell sites, building new cell sites to increase coverage and capacity, and upgrading entire networks with advanced technology and services. Where appropriate, we also upgrade acquired properties to enable us to provide similar quality service over our entire network. We expect to continue our wireless system expansion where necessary to add and retain customers, enhance customer usage on our systems, and increase roaming traffic. We also enhance our systems through scalable network equipment, cell site splitting, cell site sectorization, and digital upgrades of our systems. In addition to improving service quality, these enhancements generally provide improved network system performance and efficiency of operations. Our network consisted of 1,322 cell sites as of December 31, 2007.

Technology

As of December 31, 2007, our networks are all 2.5G compatible. 2.5G refers to wireless technology and capability usually associated with General Packet Radio Services (“GPRS”), Enhanced Data rates for Global Evolution (“EDGE”), and Code Division Multiple Access / 1x Radio Transmission Technology (“CDMA2000/1XRTT”).

Technology	Territory Deployment	Description
CDMA2000/1XRTT	Midwest –commercially launched in August 2004.	CDMA2000/1XRTT is an evolution of CDMA technology and represents a step towards 3G technology and allows data transmission at approximately 50 kilobits per second (“Kbps”).
GSM/GPRS	Central, Northeast, Northwest and South - commercially launched throughout the first half of 2005.
GSM/GPRS facilitates certain applications that have not previously been available over GSM networks due to the limitations in speed of Circuit Switched Data and message length of the Short Message Service.  Dataspeeds of up to approximately 35 Kbps are expected.

EDGE	Central, Northeast, Northwest and South – commercially launched throughout the first half of 2005.
EDGE is an evolution of GPRS technology and is a system designed to increase the speed of data transmission via cell phone, creating broadband capability.  EDGE technology data speeds are expected to be approximately 70-135 Kbps.

Commercial introduction of CDMA/2000/1XRTT services in our Midwest territory began in August 2004, and commercial introduction of GSM/GPRS/EDGE services began in our Northeast and Northwest territories in January 2005 and in our Central and South territories in the summer of 2005.  Our 2.5G technology networks utilize existing 850 MHz and 1900 MHz spectrum. As of December 31, 2007, approximately 95% of our postpaid customers were using new technology wireless devices as compared to 82% at December 31, 2006.

At December 31, 2007, all of our cell sites incorporated 2.5G technology.  Throughout 2007, we enhanced coverage within the boundaries of our network through additional cell sites while also integrating our recently acquired southern Minnesota network.

National competitors have made substantial progress updating their networks with 3.0G technologies including 1xEV−DO, HSDPA, and UMTS which will provide greater data capacity than our existing 2.5G networks.  Additionally, national competitors are exploring 4.0G technologies that will support even higher data speeds.

Our 2.5G CDMA/2000/1XRTT services in our Midwest territory are compatible with Verizon Wireless customers using 3.0G 1xEV−DO devices.  Additionally, our 2.5G GSM/GPRS/EDGE services in our Central, Northeast, South, and Northwest territories are compatible with AT&T’s customers using 3.0G HSDPA and UMTS devices.

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

Suppliers and Equipment Partners

We do not manufacture any customer or network equipment.  The high degree of compatibility among different manufacturers' models of wireless devices and network facilities equipment allows us to design, supply, and operate our systems without being dependent upon a single source of equipment. Our networks use equipment manufactured by Northern Telecom, Inc., Lucent Technologies Inc., Harris, Inc., Alcatel, Ericsson, Inc., and Motorola, Inc.

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

The following table lists our major competitors by territory:

	Spectrum	Alltel	AT&T	Sprint	T-Mobile	US Cellular	Verizon Wireless	Other (*)

Central:
Kansas RSA 1, 2, 6, 7, 12 and 13	25 MHz Cellular	X						Westlink Communications
Kansas RSA 11	25 MHz Cellular	X						Panhandle Telecommunications

Midwest:
Minnesota RSA 1 and 2	25 MHz Cellular	X	X	X
Minnesota RSA 3, 5 and 6	25 MHz Cellular		X	X	X			Qwest
Minnesota RSA 7, 8, 9 and 10	25 MHz Cellular	X		X	X
South Dakota RSA 4	25 MHz Cellular	X		X

Northeast:
Maine, Bangor MSA, RSA 1, 2 and 3	25 MHz Cellular		X		X	X
Massachusetts RSA 1	25 MHz Cellular		X	X	X
New Hampshire, Portsmouth, MSA	25 MHz Cellular		X	X	X	X	X
New Hampshire RSA 1	25 MHz Cellular			X		X
New York RSA 2	25 MHz Cellular			X			X
Vermont, Burlington MSA, RSA 1	25 MHz Cellular			X	X	X	X
Vermont RSA 2	25 MHz Cellular			X		X	X

Northwest:
Lewiston-Moscow, ID BTA 250	30 MHz PCS		X	X	X			Inland Cellular
Oregon RSA 3	25 MHz Cellular		X	X	X	X	X	Qwest, Inland Cellular, Snake River Wireless
Oregon RSA 6	25 MHz Cellular			X	X	X	X
Washington RSA 2	25 MHz Cellular		X	X	X		X
Washington RSA 3	25 MHz Cellular		X	X			X
Washington RSA 8	25 MHz Cellular		X	X	X			Qwest, Inland Cellular

South:
Alabama RSA 3	25 MHz Cellular	X	X	X	X			Southern Linc
Alabama RSA 4	25 MHz Cellular	X		X	X			Pine Belt Wireless, Southern Linc
Alabama RSA 5	25 MHz Cellular	X	X	X	X			Public Service Telephone, Southern Linc
Alabama RSA 7	25 MHz Cellular	X	X	X	X		X	Southern Linc
Mississippi RSA 1 and 4	25 MHz Cellular		X		X			Cellular South
Mississippi RSA 3	25 MHz Cellular				X			Cellular South
Dothan, AL BTA	25 MHz PCS	X	X	X	X		X	Southern Linc,
Tupelo, MS BTA	30 MHz PCS	X	X	X	X		X	Cellular South
Columbus-Starkville, MS BTA	30 MHz PCS		X	X	X		X	Cellular South

Wireless Alliance:
Duluth, Minnesota/Superior, Wisconsin	20 MHz PCS			X			X
Fargo, North Dakota/Moorhead, Minnesota, Grand Forks, North Dakota	20 MHz PCS	X		X			X
Sioux Falls, South Dakota	20 MHz PCS	X		X			X

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

The wireless communications industry is experiencing significant technological change, as evidenced by the ongoing improvements in data capacity and quality. National competitors are updating their networks with 3.0G technologies including 1xEV−DO, HSDPA, and UMTS, which will provide greater data capacity than our existing 2.5G networks. Additionally, national competitors are exploring 4.0G technologies which will support even higher data speeds. Competitors may also seek to provide competing wireless telecommunications service through the use of developing technologies, such as Wi−Fi and Wi−Max. The cost of implementing or competing against future technological innovations may be prohibitive to us, and we may lose customers if we fail to keep up with these changes.

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

Legislation and Regulation Update

Congress is considering bills that would set new consumer protection standards for wireless service contracts and that would afford consumers a variety of other new rights. On February 27, 2008, the House Commerce Telecommunications Subcommittee held a hearing on a draft bill that would require the FCC to conduct rulemaking proceedings and adopt, within 120 days, rules that cover, among other things: (1) disclosure of terms and conditions of service plans, including early termination fees (“ETFs”), for new wireless service plans, modifications to existing service plans and before renewing existing service plans; (2) preparation and disclosure by wireless carriers of coverage maps that show signal strength and coverage gaps; (3) billing policies that would prohibit charges other than those that are (a) for services provided, (b) for nonpayment, early termination of service, or other lawful penalty, (c) for federal, state, or local sales or excise taxes, or (d) expressly authorized by a federal, state or local statute, rule, regulation, or order to appear on a bill as a separately stated charge; (4) new, semi-annual reports from carriers on matters that include percentage of license area served, assessment of outdoor signal strength, assessment of dropped calls, disclosure of known coverage gaps and miscellaneous other matters that the FCC may specify; and (5) a 30-day penalty free trial period for subscribers and advance notice of service plan changes coupled with a subscriber’s right to terminate service and return equipment. Both the FCC and states would have enforcement authority, with states permitted to file claims on behalf of state residents in federal district court or use administrative procedures. The draft bill provides that state laws would be preempted only if inconsistent with the federal law. Wireless carriers would have the right to petition to the FCC to challenge state consumer protection measures believed to be inconsistent with rules adopted according to federal law.

Several FCC proceedings and initiatives are underway that may affect the availability of spectrum used or useful in the provision of commercial wireless services, which may allow new competitors to enter the wireless market or allow existing competitors to expand services or otherwise compete more effectively against us. For instance, the FCC auctioned several blocks of 1.7 and 2.1 GHz spectrum in 2006 and also commenced an auction in January 2008 of 700 MHz spectrum. As the FCC continues to allocate spectrum to existing and potential competitors, we may face increased competition for our services from new competitors and from existing competitors with greater spectrum resources. In addition, the implementation of wideband technologies such as “WiFi” and “WiMAX,” which do not necessarily rely on FCC-licensed spectrum, could cause the technology used on our wireless networks to become less competitive or obsolete.

The FCC is considering imposing new requirements on wireless communications service providers to provide consumers with greater flexibility in making use of wireless communications networks. Similar proposals are being considered in Congress. These proposals revolve around the concept of “net neutrality,” which could limit the ability of network operators (like us) to manage and control our networks. The proposals might prevent network owners, for example, from charging bandwidth intensive content providers, such as certain online gaming, music, and video service providers, an additional fee to ensure quality delivery of their services to consumers. Wireless carriers could be required to permit consumers to use the equipment of their choice to view the content of their choice.

Wireless carriers could also be required to improve the interoperability of equipment across their networks. In particular, in February 2007, Skype petitioned the FCC to prohibit commercial wireless radio service providers from limiting subscribers’ right to run software communications applications of their choosing over wireless networks. If the FCC grants the petition, wireless carriers would be required to permit VoIP technology access to their networks. The FCC has opened a proceeding to review Skype’s request; we cannot predict if or when the FCC will rule on Skype’s petition, or the effect of such a ruling or of similar initiatives on our results of operations.

The FCC has been petitioned by a public interest group named “Public Knowledge” and other entities to declare that text messaging services, including short-code based services sent from and received by mobile phones, are “commercial mobile services” governed by Title II of the Communications Act, such that wireless carriers that provide the services are subject to the anti-discrimination provisions of Title II of the Communications Act. The FCC has responded with an invitation for public comments on the petition. In addition to deriving outcollect revenue from roaming agreements, we also rely on roaming agreements to provide roaming capability to our customers in areas of the U.S. outside our service areas and to improve coverage within selected areas of our network footprint. Some competitors may be able to obtain lower roaming rates than we receive because they have larger call volumes or because of their affiliations with, or ownership of, wireless carriers, or may be able to reduce roaming charges by providing service principally over their own networks. In addition, the quality of service that a wireless carrier delivers during a roaming call may be inferior to the quality of service we provide, the price of a roaming call may not be competitive with prices of other wireless carriers for such call, and our customers may not be able to use some of the features that they enjoy when making calls on our network. In addition, certain of our technologies are not compatible with certain other technologies used by certain other carriers, limiting our ability to enter into roaming agreements with such other carriers. The FCC has refused to impose such conditions on the FCC’s approval of those mergers. However, the FCC recently adopted a regulation that requires each wireless carrier, upon receipt of a reasonable request of another technologically compatible wireless carrier, to provide automatic roaming services to customers of that other wireless carrier on reasonable and nondiscriminatory terms and conditions. Certain conditions and limitations apply to the new regulation. The FCC also adopted a further rulemaking notice to consider whether wireless carriers should be obligated to provide automatic roaming service for non-interconnected services or features, including services that are classified as information services, or to services that are not classified as CMRS. We cannot predict if or when the FCC will act on this matter, nor the effect of the adopted or proposed regulations on our results of operations.

On May 1, 2007, the Federal-State Joint Board on Universal Service, or the Joint Board, recommended that the FCC take immediate action to restrict USF payments, by imposing an interim, emergency cap on the amount of high-cost support that competitive eligible telecommunications carriers (“ETCs”) (including wireless carriers) may receive for each state. Those caps could be based on the average level of competitive ETC support distributed in that state in 2006, although a number of alternatives for determining a cap have been proposed. The FCC has received public comment on the proposal and may act in the near future. On November 20, 2007, the Joint Board made recommendations for long-term reform of the federal universal service high-cost program. The Joint Board’s recommendations were put out for public comment on January 29, 2008.  On the same date, and in addition to the Joint Board’s recommendations, the FCC released two additional Notices of Proposed Rulemaking.  One would eliminate the “identical support” rule and the other asks for comment on the use of reverse auctions as a means of distributing high-cost support. The comment cycle for each of these three items has not been completed and we cannot predict if or when the FCC will act on any of the recommendations.

The comment cycle for each of these three items has not been completed and we cannot predict if or when the FCC will act on any of the recommendations.

In addition, legislation has been repeatedly introduced in both the U.S. House of Representatives and Senate which, if approved, could affect USF support. For example, on February 16, 2007, Congress passed legislation prohibiting the FCC from enacting a primary connection restriction on universal service support. We cannot predict if or when the Congress will pass new legislation affecting the USF, or the effect of any such actions on our results of operations.

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

In order to retain licenses, PCS licensees, including RCC, are required by the FCC’s rules to construct facilities in the geographic areas authorized under their PCS licenses. That construction must result in a signal level adequate to permit an offering of services to a certain percentage of the population covered by those licenses within specified periods, based on the date of the grant of the licenses. Our PCS licenses are subject to revocation or nonrenewal by the FCC, as are all similar licenses held by other companies, if these build-out requirements are not satisfied in a timely manner. Build-out requirements apply as to certain PCS licenses we have acquired from other entities. We believe that our construction will progress at a pace that allows for timely compliance with the construction requirements. Because we hold PCS licenses, we must comply with FCC microwave relocation rules. A block of spectrum licensed for PCS may be encumbered by a previously licensed microwave system. In such a case, if the PCS licensee cannot avoid interference with the microwave system, the FCC requires the PCS licensee to provide six months’ advance notice that interference may occur upon simultaneous operation of the PCS and microwave facilities and direct the microwave licensee to cease operation or move to other, non-interfering frequencies after such period of time. A PCS licensee is also obligated to participate in cost-sharing if a previous relocation of a microwave incumbent benefits more than one PCS licensee. However, PCS licensees no longer trigger any new cost-sharing obligations due to the termination of the FCC’s cost-sharing plan as of April 4, 2005. We believe that we are in compliance with applicable FCC microwave relocation and cost-sharing rules.

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

Assignment of Licenses or Transfer of Control of Licensees. FCC licenses generally may be transferred and assigned, subject to specified limitations prescribed by the Communications Act and the FCC. The FCC’s prior approval is required for the assignment or transfer of control of a license for a wireless system. Before we can complete a purchase or sale, we must file appropriate applications with the FCC, and the public is by law granted a period of time, typically 30 days or less, to oppose or comment on the proposed transaction. In addition, the FCC has established transfer disclosure requirements that require licensees who assign or transfer control of a license acquired through an auction within the first three years of their license terms to file associated sale contracts, option agreements, management agreements, or other documents disclosing the total consideration that the licensee would receive in return for the transfer or assignment of its license. In any instance where a proposed transaction would result in an entity holding attributable ownership interests in both the frequency Block A and frequency Block B cellular carriers in the same MSA or RSA, or where the acquiring entity would add to its own spectrum holdings in the same area, the FCC conducts a case-by-case analysis of the potential effect upon competition and may disapprove of the transaction or issue approval subject to conditions that may or may not be acceptable to the parties. Non-controlling minority interests in an entity that holds a FCC license generally may be bought or sold without FCC approval, subject to any applicable FCC notification requirements.  In two recent cases, the FCC has conditioned the grant of authority to an assignment of licenses or transfer of control of a licensee so as to require the assignee (or transferee) to agree to a temporary “cap” on universal service support.  In other cases, the FCC has not conditioned the grant of its authority in such a manner.  At this time, we do not know whether the FCC will seek to impose such a condition as a condition of our pending applications for transfer of control to Cellco Partnership d/b/a Verizon Wireless.

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

Under Phase II, cellular and PCS licensees must be able to provide to the designated PSAP the location of all wireless 911 callers, by longitude and latitude, in conformance with particular accuracy requirements. To comply, licensees may elect either network-based or mobile radio handset-based location technologies and thereafter meet, according to a phased-in schedule, the enhanced 911 service standards stated in the FCC’s rules. We notified the FCC of our intention to utilize network-based location technologies to provide Phase II enhanced 911 service and amended the notification to indicate that, where we utilize CDMA network technology, we will rely upon a handset-based Phase II solution. Pursuant to terms and conditions of an FCC “Order to Stay” adopted in July 2002, granting us an extension of the compliance deadlines, we are subject to requirements of the FCC that, where we have deployed a network-based Phase II solution, we provide Phase II enhanced 911 service to at least 50% of a requesting PSAP’s coverage area or population beginning March 1, 2003, or within six months of a PSAP request, whichever is later, and to 100% of a requesting PSAP’s coverage area or population by March 1, 2004 or within 18 months of such a request, whichever is later.

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

On September 11, 2007, the FCC adopted a Report and Order which clarifies that wireless carriers must meet the E911 Phase II location accuracy requirements at the Public Safety Answering Point (PSAP) service-area level. To accomplish this, the rules adopted by the Report and Order require wireless carriers to meet interim, annual benchmarks over a five-year period in order to ensure that they achieve PSAP-level compliance no later than September 11, 2012. These annual benchmarks include interim progress reports, as well as requirements to measure the FCC’s accuracy requirements on progressively smaller geographic levels until the PSAP-level is met. This includes: (1) fulfilling the FCC location accuracy requirements within each Economic Area (of which there are 176 nationwide) in which a carrier operates by September 11, 2008; (2) satisfying the location accuracy requirements within each MSA and RSA that the carrier serves and demonstrating significant progress toward compliance at the PSAP-level, including achieving this requirement within at least 75 percent of the PSAPs the carrier serves, by September 11, 2010; and (3) achieving full compliance with the PSAP-level location accuracy requirements by September 11, 2012. Several nationwide wireless carriers as well as the Rural Cellular Association, of which we are a member, have petitioned the U.S. Court of Appeals, D.C. Circuit, for a stay of the rule changes adopted September 11, 2007 and have asked the same court to review the FCC’s decision. If the rule changes are permitted to take effect, our compliance with the new E911 location accuracy standards may have a financial impact on us. We are not yet able to predict the extent of that impact.

In an ongoing rulemaking proceeding the FCC is continuing to consider other changes to its E911 location accuracy rules, including (1i) whether or not a single, technology-neutral location accuracy requirement for wireless E911 service should be used, rather than the separate accuracy requirements for network-based and handset-based location technologies that are currently in place; (2) methods for carriers to improve in-building location accuracy; and (3) the use of hybrid technology solutions to increase location accuracy and address shortcomings of current technologies. We are not yet able to evaluate the financial implications that any new regulations on these matters would have upon us.

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

1996 amendments to the Communications Act allow wireless carriers such as us to pursue eligibility to receive USF funding for constructing, maintaining and improving our facilities and services in high-cost areas. When declared eligible for USF funding, we are also obligated to offer discounts to low-income customers, which amounts are reimbursed to us through the federal Lifeline and Link-up programs. We must be designated as an eligible telecommunications carrier (“ETC”) by the state where we provide service (or, in some cases, the FCC) and the state (or, in some cases, we) must certify our eligibility to the FCC so that we may ultimately receive USF support. We have received ETC designation in the states of Alabama, Kansas, Maine, Minnesota, Mississippi, New Hampshire, Oregon, South Dakota, Vermont and Washington. We are currently receiving USF support in each of these states. To be eligible from year-to-year to receive USF support, our ETC certifications must be renewed each year. Our ability to receive USF support, and our obligations to pay into state and federal universal service funds, are subject to change based upon pending regulatory proceedings, court challenges, and marketplace conditions.

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

On March 17, 2005, the FCC issued an order strengthening the conditions for telecommunications carriers to receive and maintain ETC designation. The new standards are mandatory when the FCC is responsible for evaluating ETC applications and recommended when state regulatory agencies are responsible for evaluating ETC applications. Effective October 1, 2006, the new standards require ETCs to: (1) provide a five-year plan demonstrating how support will be used to improve coverage, service quality or capacity, including annual progress reports; (2) demonstrate the network’s ability to remain functional in emergencies; (3) demonstrate how they will satisfy consumer and quality standards; (4) offer a “local-usage” plan comparable to the ILEC; and (5) acknowledge that they may be required to provide equal access to interexchange carriers in the event they become the sole ETC within a designated service area. The new standards are not expected to affect our universal service receipts. Further, additional certification requirements were imposed on ETC recipients. Some states have adopted, or are considering adopting, the same or similar requirements. The new FCC requirements are subject to reconsideration requests pending at the FCC.

On June 14, 2005, the FCC issued a notice of proposed rulemaking initiating a broad inquiry into the management and administration of the universal service programs. The notice of proposed rulemaking sought comment on ways to streamline the application process for federal support and whether and how to increase audits of fund contributors and fund recipients to deter waste and fraud. The FCC also announced it would consider proposals regarding the contribution methodology, which could change the category of service providers that contribute to the fund and the basis upon which they contribute. In a decision released June 27, 2006, the FCC announced interim changes intended to secure the viability of the federal universal service program at least in the near-term. One such change involves the “safe harbor” percentage used to estimate interstate revenue, on which contributions are made by wireless carriers, from 28.5 percent to 37.1 percent of total end-user telecommunications revenue, to better reflect growing demand for wireless services. Another change was to establish universal service contribution obligations for providers of interconnected Voice over Internet Protocol service. Because the decision involves changes of an interim nature and does not address all issues under consideration, we cannot at this time estimate the impact that the interim changes and the potential changes, if any, would have on our operations.

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

In August 2006, the Federal-State Joint Board for Universal Service (“Joint Board”) issued a Public Notice to invite comments on whether the use of “reverse auctions” to distribute USF high cost support and the amount of support received. In a reverse auction, the lowest bidder or bidders would be successful in the auction. If, upon the recommendation of the Joint Board, the FCC were to decide to utilize reverse auctions in the award of USF support, we may not be successful in our efforts to continue participation in the federal universal service program.

On May 1, 2007, the Federal-State Joint Board on Universal Service, or the Joint Board, recommended that the FCC take immediate action to restrict USF payments, by imposing an interim, emergency cap on the amount of high-cost support that competitive eligible telecommunications carriers (“ETCs”) (including wireless carriers) may receive for each state. Those caps could be based on the average level of competitive ETC support distributed in that state in 2006, although a number of alternatives for determining a cap have been proposed. The FCC has received public comment on the proposal and may act in the near future. On November 20, 2007, the Joint Board made recommendations for long-term reform of the federal universal service high-cost program. The Joint Board’s recommendations were put out for public comment on January 29, 2008.  On the same date, and in addition to the Joint Board’s recommendations, the FCC released two additional Notices of Proposed Rulemaking.  One would eliminate the “identical support” rule and the other asks for comment on the use of reverse auctions as  a means of distributing high-cost support. The comment cycle for each of these three items has not been completed and we cannot predict if or when the FCC will act on any of the recommendations.

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

In a decision released November 8, 2007, the FCC amended its rules to extend local number portability (“LNP”) obligations and numbering administration support obligations to encompass interconnected voice over Internet Protocol (“VoIP”) services. As a result, users of interconnected VoIP services have the ability to port their telephone numbers when changing service providers to or from an interconnected VoIP provider. At the same time, the FCC issued a declaratory ruling to clarify that no entities obligated to provide LNP may obstruct or delay the porting process by demanding from the porting-in entity information in excess of the minimum information needed to validate a customer’s request. The FCC explained that LNP validation should be based on no more than four fields of information for simple ports, and those fields should be (1) 10-digit telephone number; (2) customer account number; (3) 5-digit zip code, and (4) pass code (if applicable). Subsequently the FCC deferred until July 31, 2008 the deadline for compliance with the Commission’s declaratory ruling that the validation process for local number portability (LNP) requests should be based on no more than four fields.

Wireline carriers must port numbers to wireless carriers where the wireless carrier’s “coverage area” overlaps the geographic location of the rate center in which the customer’s wireline number is provisioned, provided that the porting-in carrier maintains the number’s original rate center designation following the port. The wireless “coverage area” is defined by the FCC as the area in which wireless service can be received from the wireless carrier. The obligation of small wireline carriers to port numbers to wireless carriers was delayed by judicial action, but it is scheduled to take effect on March 23, 2008, provided that the FCC or a federal court does not stay the effectiveness of the rule’s applicability to small wireline carriers as has been requested in motions filed by at least one organization representing small landline carriers. State public utility commissions have authority under the Communications Act to suspend or extend FCC number portability requirements faced by wireline carriers that serve fewer than two percent of the nation’s customer lines.

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

By September 18, 2006 we began to offer CDMA and GSM handsets meeting the T3 performance level for acoustic coupling to accommodate hearing aid compatible functions. Because we did not begin to offer a second GSM handset model rated T3 until May 8, 2007, we filed with the FCC a petition for temporary waiver, through that date, of the FCC rule requiring two T3 handsets to be offered per air interface by September 18, 2006. We presented circumstances of temporary unavailability in the marketplace of GSM T3 handsets that tested successfully on our GSM system. On February 27, 2008, the FCC released a Memorandum Opinion and Order that denied our petition for temporary waiver and that also referred the matter of our non-compliance with the rule to the FCC’s Enforcement Bureau for review. We have not yet made a decision on whether to petition the FCC for reconsideration of its decision. If the denial of our waiver request is not reversed the FCC is likely to impose a monetary penalty upon us for the rule violation, but the amount will not have a significant impact upon us.

To accommodate hearing aid compatible functions, we will be required to offer during 2008 a minimum number of compliant phone models (eight models or one-half of total offerings with M3 performance level for reduced radiofrequency interference, and three models or one-third of total offerings with T3 performance level for inductive coupling) with differing levels of functionality (features, prices, operating capabilities). Lack of availability of sufficient numbers of GSM M3 and T3 handset models may cause us to either request a waiver of the benchmark or reduce the number of GSM handset models we offer our customers. We are required to file and we do file with the FCC periodic reports on implementation of these handset offering requirements.

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

New FCC rules require CMRS providers with more than 500,000 subscribers to maintain emergency backup power for a minimum of eight hours at cell sites, unless compliance is precluded by: (1) federal, state, tribal or local law; (2) risk to safety of life or health; or (3) private legal obligation or agreement. Within six months of the effective date of the requirement, which has not been announced, we will be required to file with the FCC a report listing cell sites in compliance, cell sites precluded from compliance, and cell sites not in compliance but not precluded, along with supporting facts. Within twelve months of the effective date of the requirement, we will be required to file with the FCC an updated report, along with a compliance plan for non-compliant sites. The backup plan for any noncompliant cell site likely will include a combination of (1) coverage of 100% of the area served by the non-compliant site from another cell that does have installed backup power, and (2) availability to the non-compliant cell of a portable generator, cell-on-wheels or other such device to restore or replace a cell site.

On October 13, 2006, President Bush signed the Security and Accountability For Every Port (SAFE Port) Act into law. Title VI of the SAFE Port Act, the Warning, Alert, and Response Network (WARN) Act, establishes a process for CMRS providers to voluntarily elect to transmit emergency alerts. Consistent with Section 603 of the WARN Act, the FCC appointed persons to serve on a Commercial Mobile Service Alert Advisory Committee and received from that committee recommendations for certain technical standards and protocols to facilitate the voluntary transmission of emergency alerts by CMRS providers. After the FCC adopts rules, we may consider it appropriate for competitive or other reasons to implement the capability to transmit emergency alerts. We do not expect the financial aspect of developing this capability to have a material impact upon us.

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

Employees and Sales Agents

As of December 31, 2007, we had 1,132 employees, including 523 in sales and marketing, 294 in customer service, 199 in network and systems operations, 73 in administration, and 43 in finance and accounting. Approximately 31 of our employees were part-time. None of our employees is represented by a labor organization, and we believe we have excellent relations with our employees.

ITEM 1A.  RISK FACTORS.

We encourage you to read the risk factors below in connection with the other sections of this Annual Report on Form 10-K.

Our future operating results could fluctuate significantly.

We believe that our future operating results and cash flows may fluctuate due to many factors, some of which are outside our control.  These factors include the following:

•	increased costs we may incur in connection with our networks and the further development, expansion, and upgrading of our wireless systems;
•	fluctuations in the demand for our services and equipment and wireless services in general;
•	increased competition, including price competition;
•	changes in our roaming revenue and expenses due to renegotiation of our roaming agreements and the development of neighboring or competing networks, or overbuild our existing networks;
•	changes in the regulatory environment;
•	changes in the level of support provided by the Universal Service Fund (“USF”);
•	the cost and availability of equipment components;
•	seasonality of roaming revenue;
•	changes in travel trends;
•	acts of terrorism, political tensions, unforeseen health risks, unusual weather patterns, and other catastrophic occurrences that could affect travel and demand for our services; and
•	changes in general economic conditions that may affect, among other things, demand for our services and the creditworthiness of our customers.

We incurred net losses applicable to common shares of approximately $30.7 million, $130.7 million, and $71.3 million, in the years ended December 31, 2007, 2006, and 2005, respectively.  We may continue to incur significant net losses as we seek to increase our customer base in existing markets.  We may not generate profits in the short-term or at all.  If we fail to achieve profitability, that failure could have a negative effect on the market value of our common stock.

We may not be able to grow our customer base, which would force us to change our business plan and financial outlook.

Our current business plans assume that we will increase our customer base over time, providing us with increased economies of scale. If we are unable to attract and retain a growing customer base, we would be forced to change our current business plans and financial outlook.

We have required substantial amounts of capital to maintain various obligations to maintain our 2.5G technologies and to meet various obligations under our financing arrangements.  We also expect to eventually upgrade our 2.5G networks. Our ability to generate the required capital depends on many factors, including some that are beyond our control.

We have required substantial capital to maintain our wireless network and for other operating needs.  Including the cost of our 2.5G technology overlays and our network improvement efforts in our newly acquired southern Minnesota markets, our total capital expenditures for 2007 were $61.5 million.  We believe that we have sufficient funds to finance our planned capital expenditures for network construction, but we may require additional capital in the event of significant departures from our current business plan, unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes, and other technological issues or if we acquire additional licenses.

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

We have committed a substantial amount of capital to maintain and to increase the capacity of our wireless networks data services.  If the demand for wireless data services does not grow, or if we fail to capitalize on such demand, it could have an adverse effect on our growth.

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

Our business could be materially and adversely affected by our failure to anticipate and react to frequent and significant technological changes.

The telecommunications industry is subject to rapid and significant changes in technology that are evidenced by:

•	the introduction of new digital wireless devices and applications;
•	evolving industry standards;
•	the availability of new radio frequency spectrum allocations for wireless services;
•	ongoing improvements in the capacity and quality of digital technology;
•	shorter development cycles for new products and enhancements;
•	developments in emerging wireless transmission technologies; and
•	changes in end-user requirements and preferences.

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

In 2007, 2006, and 2005, approximately 29%, 27%, and 23%, respectively, of our revenue was derived from roaming charges incurred by other wireless providers for use of our network by their customers who traveled within our coverage areas.  A substantial portion of our roaming revenue is derived from AT&T, Verizon Wireless, and T-Mobile.  Changes in their operations or a significant decline in the number of their customers could adversely affect our business.  For the years ended December 31, 2007, 2006, and 2005, AT&T (on a pro forma basis giving effect to AT&T’s November 2007 purchase of Dobson Cellular), Verizon Wireless, and T-Mobile together accounted for approximately 95%, 93%, and 92%, respectively, of our total outcollect roaming minutes.  For the years ended December 31, 2007, 2006, and 2005, AT&T(on a pro forma basis giving effect to AT&T’s November 2007 purchase of Dobson Cellular) accounted for approximately 14.8%, 14.5%, and 12.2%, of our total revenue.  Changes in the network footprints of these providers could have a material adverse effect on our outcollect revenue and incollect expenses.  For example, if a roaming partner from which we derive a significant amount of revenue in one of our service areas were to build its own network in that service area, our outcollect revenue derived from our roaming relationship with that partner in that service area might decrease or even cease altogether, and our ability to negotiate favorable incollect rates in that partner's other service areas could suffer as well.

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

In 2007, 2006, and 2005, a substantial amount of our revenue was derived from roaming charges incurred by other wireless providers for use of our network by their customers who traveled within our service areas.  Our service areas include a number of resort destinations.  As a result, our roaming revenue increases during vacation periods, introducing a measure of seasonality to our revenue and operating income.  See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Matters — Seasonality.”

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

Cable and other companies are providing telecommunications services to the home, and of these, some carriers are providing local and long distance voice services using Voice over Internet Protocol, or VoIP. In particular circumstances, these carriers may be able to avoid payment of access charges to local exchange carriers for the use of their networks on long distance calls. Cost savings for these carriers could result in lower rates for customers and increased competition for wireless service providers such as RCC.

Several of our competitors also operate in multiple segments of the industry. In the future, we expect to face increased competition from entities providing similar services using other communications technologies. Given the rapid advances in the wireless communications industry, it is possible that new technologies will evolve that will compete with our products and services. In addition, a number of our competitors have substantially greater financial, technical, marketing, sales, and distribution resources.  Further, the FCC has begun auction process of licenses in the 39 GHz spectrum and 700 MHz spectrum that may be used for wireless communications that would compete with our services.

With so many companies targeting many of the same customers, we may not be able to successfully attract and retain customers and grow our customer base and revenues, which could have a materially adverse effect on our future business, strategy, operations, and financial condition.

Market prices for wireless service may decline in the future.

We expect significant price competition among wireless providers that may lead to increasing movement of customers between operators, resulting in reductions in our average monthly service revenue per customer. While we will try to maintain or grow our customer base and average monthly service revenue per customer, we cannot assure you that we will be able to do so. A significant decline in the pricing of services could adversely affect our financial condition and results of operations.

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

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). As a result, we are required to test both goodwill and other indefinite-lived intangible assets, consisting primarily of our spectrum licenses, for impairment on an annual basis based upon a fair value approach, rather than amortizing them over time.  We are also required to test goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce our enterprise fair value below its book value.  Additionally, the value of our licenses must be tested between annual tests if events or changes in circumstances indicate that the value might be impaired.  The amount of any such annual or interim impairment charge could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.  See “Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Goodwill and Other Indefinite-Lived Intangible Assets.”

Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), we are required to assess the impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable as measured by the sum of the expected future undiscounted cash flows.  See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Impairment of Long-Lived Assets.”

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

The cellular systems we acquire may not perform as we expect. The operating results of cellular systems we acquire may not support cost of the acquisition or the capital expenditures needed to develop and integrate those systems. The expansion of our operations may place a significant strain on our management, financial and other resources. In addition, telecommunications providers generally experience higher customer and employee turnover rates during and after an acquisition. We cannot assure you that we will be able to integrate successfully the cellular systems or businesses we acquire. Our failure to integrate and manage our acquired cellular systems could have a material adverse effect on our business, operating results, and financial condition.

Failure to complete the Verizon merger could adversely impact the market price of our common stock as well as our business and operating results.

If the Verizon merger is not completed for any reason, the price of our common stock may decline to the extent that the current market price of our common stock reflects positive market assumptions that the merger will be completed and the related benefits that will be realized. We may also be subject to additional risks if the merger is not completed, including:

•	depending on the reasons for termination of the merger agreement, the requirement that we pay Verizon Wireless a termination fee of $55.0 million;
•	substantial costs related to the merger, such as legal, accounting, filing and printing fees, that must be paid regardless of whether the merger is completed; and
•	potential disruption of our business and the distraction of our workforce and management team.

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

As of December 31, 2007, we had approximately $1.845 billion of long-term liabilities (which includes $326.2 million of junior exchangeable preferred stock), $201.5 million of Class M preferred stock, and shareholders’ deficit of approximately $791.2 million.  Of the outstanding preferred stock, $365.6 million can be exchanged, at our option, subject to compliance with certain leverage ratios under our credit facility and the indentures related to our outstanding notes, for senior subordinated indebtedness.

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

Our failure to pay the cash dividends on our junior exchangeable preferred stock may result in changes to our board of directors and affect our ability to incur additional debt or refinance our existing indebtedness.

As of December 31, 2007, we had failed to pay seven quarterly dividends on our junior exchangeable preferred stock, and, accordingly, a “Voting Rights Triggering Event,” as defined in the certificate of designation for the junior exchangeable preferred stock, exists. Accordingly, the holders of the junior exchangeable preferred stock are entitled to elect two directors to our board of directors.  If any of these holders were to disagree with decisions made by management or the board of directors about our plans or operations, they might be able to bring significant pressure to change such plans or operations.

While a Voting Rights Triggering Event exists certain terms of our junior exchangeable preferred stock, if enforceable, may prohibit incurrence of additional indebtedness, including borrowing under our revolving credit facility and the refinancing of existing indebtedness.

We have shareholders who could exercise significant influence on management.

The holders of our Class M convertible preferred stock currently are able to elect two members to our board of directors and can vote, on an as-converted basis, approximately 2,355,152 shares of our Class A common stock, which represented, as of December 31, 2007, approximately 11.7% of the voting power of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

Our corporate facilities include the following:

	Address	Leased/ Owned	Square Feet

Midwest:
Principal Corporate HQ	3905 Dakota Street SW	Owned	50,000
	Alexandria, Minnesota
Northeast:
Territory Office	302 Mountain View Drive	Leased	10,413
	Colchester, Vermont

Territory Office	6 Telcom Drive	Owned	36,250
	Bangor, Maine

Distribution Center	808 Hercules Drive	Leased	14,500
	Colchester, VT 05446

Northwest:
Territory Office	3020 NW Merchant Way	Leased	19,200
	Bend, Oregon
South:
Territory Office	621 Boll Weevil Circle, Suite 2	Leased	18,000
	Enterprise, Alabama

Our network consisted of the following cell sites at December 31:

	2007		2006
Central	68		62
Midwest	344	(*)	244
Northeast	374		348
Northwest	201		179
South	335		325
Total	1,322		1,158
(*) Includes the addition of 80 cell sites resulting from the April 2007 southern Minnesota market purchase.

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

As of December 31, 2007, we had 107 retail locations, of which almost all are leased. The leases covering these locations have various expiration dates. We believe that the loss of any one of these retail sites would not have a material impact on our business as we would likely be able to obtain substantially equivalent alternative space.

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

On August 3, 2007, a purported shareholder class action complaint, captioned Joshua Teitelbaum v. Rural Cellular Corporation, et al., was filed by a shareholder of RCC in the District Court of Douglas County, State of Minnesota, against RCC and its directors challenging the proposed merger. The complaint alleges causes of action for violation of fiduciary duties of care, loyalty, candor, good faith and independence owed to the public shareholders of RCC by the members of our board of directors and acting to put their personal interests ahead of the interests of RCC’s shareholders. The complaint seeks, among other things, to declare and decree that the merger agreement was entered into in breach of the fiduciary duties of the defendants and is therefore unlawful and unenforceable, to enjoin the consummation of the merger and to direct the defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of RCC’s shareholders and to refrain from entering into any transaction until the process for the sale or auction of RCC is completed and the highest possible price is obtained. We believe that the lawsuit is without merit. The parties have negotiated an agreement to resolve the action, subject to certain conditions. On January 25, 2008, the Court preliminarily approved the proposed settlement. The hearing for final approval of the settlement is scheduled to take place on May 1, 2008.

ITEM 4.                                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 4, 2007, the shareholders of Rural Cellular Corporation voted to approve the merger agreement providing for the acquisition of Rural Cellular Corporation by Verizon Wireless for approximately $2.67 billion in cash and assumed debt.

Based on the final tally of shares voted, approximately 88% of the combined voting power of RCC’s Class A common stock, Class B common stock, and Class M preferred stock outstanding and entitled to vote at the special meeting, voted in favor of the proposed merger agreement.  Voting on ratification were 17,730,286 votes in favor, 3,734 opposed, 1,281 abstentions, and 0 broker non-votes.

The acquisition, which is subject to governmental and regulatory approval, is expected to close in the second quarter of 2008.  When the merger is completed, the holders of Rural Cellular Corporation’s common stock will be entitled to receive $45 in cash, without interest, for each share of Rural Cellular Corporation’s Class A and Class B common stock owned by such holders.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price / Holders

The following table indicates the high and low sales price of the Class A Common Stock for each quarter of the 2007 and 2006 fiscal years as quoted on The Nasdaq National Market.

	High	Low
2007
First Quarter	$15.55	$11.17
Second Quarter	$45.10	$11.86
Third Quarter	$46.34	$30.40
Fourth Quarter	$44.89	$43.40

2006
First Quarter	$17.85	$12.87
Second Quarter	$17.00	$10.38
Third Quarter	$11.47	$6.38
Fourth Quarter	$13.40	$9.20

Our Class B common stock is not publicly traded.

As of February 20, 2008, there were approximately 145 holders of record of our Class A common stock and approximately seven holders of record of our Class B common stock.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on our common stock for the period beginning December 31, 2002 through December 31, 2007, with the cumulative total returns of the Standard & Poor’s Corporation (“S&P”) 500 Stock Index, and a peer group index consisting of four publicly held wireless companies.  The comparison assumes $100 was invested in our common stock and in each index at the beginning of comparison period and reinvestment of dividends.

Our peer group no longer includes Dobson Communication Corporation due to its November 2007 acquisition by AT&T and Alltel Corporation due to its acquisition by two private equity firms, also in November 2007.  Accordingly, our peer group now consists of Centennial Communications Corp., Leap Wireless International, Inc., Suncom Wireless Holdings, Inc. (formerly Triton PCS Holdings, Inc.), and United States Cellular Corporation.

Dividend Policy

RCC has never paid dividends on its Common Stock.  The terms of our credit facility, outstanding notes, and exchangeable preferred stock limit our ability to pay dividends on our Common Stock.

Our ability to pay cash dividends on and to redeem for cash our junior exchangeable preferred stock when required is restricted under various covenants contained in documents governing our outstanding preferred stock and our indebtedness, including the notes. In addition, under Minnesota law, we are permitted to pay dividends on or redeem our capital stock, including the junior exchangeable preferred stock, only if our board of directors determines that we will be able to pay our debts in the ordinary course of business after paying the dividends or completing the redemption.

Payment of Dividends on Preferred Stock.

We paid all nine outstanding accrued dividends on the Senior Preferred stock in 2007. These dividend payments totaled approximately $355.40 per share, including accrued interest. The payment date for these dividends was May 15, 2007. The aggregate dividends, which totaled approximately $41.7 million, were paid from existing cash.

We paid four dividends on our 12 ¼% Junior Exchangeable Preferred Stock in 2007, representing the quarterly dividends payable on August 15, 2006, November 15, 2006, February 15, 2007, and May 15, 2007. The dividend payments totaled approximately $128.24 per share, including accrued interest. The payment date for these dividends was May 15, 2007. The aggregate total dividends, which totaled approximately $32.8 million, were paid from existing cash.  Because we have failed to pay six or more quarterly dividends on our junior exchangeable preferred stock at December 31, 2007, a “Voting Rights Triggering Event,” as defined in the Certificate of Designation, exists. Accordingly, the holders of junior exchangeable preferred stock have the right to elect two directors.  While a “Voting Rights Triggering Event” exists, certain terms of our junior exchangeable preferred stock, if enforceable, may prohibit incurrence of additional indebtedness, including borrowings under our revolving credit facility.

ITEM 6.   SELECTED FINANCIAL DATA

The following tables set forth certain of our consolidated financial and operating data as of and for each of the five years in the period ended December 31, 2007, which we derived from our consolidated financial statements. The data set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K.

(In thousands, except per share and other operating data)	Years ended December 31,
	2007	2006	2005	2004	2003
Statement of Operations Data:
Revenue:
Service	$425,125	$385,220	$387,848	$377,219	$355,038
Roaming	182,795	153,867	122,774	105,504	131,896
Equipment	27,395	25,373	34,313	22,094	20,455
Total revenue	635,315	564,460	544,935	504,817	507,389
Operating expenses:
Network costs, excluding depreciation	159,857	138,047	120,322	104,071	96,069
Cost of equipment sales	58,339	56,587	58,266	40,372	37,636
Selling, general and administrative	160,805	147,271	152,918	135,170	131,761
Depreciation and amortization	79,448	128,415	100,463	76,355	76,429
Impairment of assets	-	23,800	7,020	47,136	42,244
Total operating expenses	458,449	494,120	438,989	403,104	384,139
Operating income	176,866	70,340	105,946	101,713	123,250
Other income (expense):
Interest expense	(197,510)	(194,997)	(171,831)	(163,977)	(136,262)
Interest and dividend income	6,427	7,866	2,221	1,727	916
Other	(931)	369	(876)	(76)	891
Other expense, net	(192,014)	(186,762)	(170,486)	(162,326)	(134,455)
Loss before income taxes	(15,148)	(116,422)	(64,540)	(60,613)	(11,205)
Income tax benefit	(347)	(381)	(418)	(1,672)	-
Net loss	(14,801)	(116,041)	(64,122)	(58,941)	(11,205)
Preferred stock dividend	(15,861)	(14,677)	(7,174)	(12,915)	(38,877)
Net loss applicable to common shares	$(30,662)	$(130,718)	$(71,296)	$(71,856)	$(50,082)
Weighted average common shares outstanding	15,427	14,125	12,695	12,239	12,060

Net loss per basic and diluted share	$(1.99)	$(9.25)	$(5.62)	$(5.87)	$(4.15)

	As of December 31,
(In thousands, except other operating data)	2007	2006	2005	2004	2003
Balance Sheet Data:
Working capital	$109,636	$160,207	$129,922	$45,308	$86,135
Net property and equipment	219,184	211,978	277,408	276,133	226,202
Total assets	1,349,845	1,384,648	1,480,682	1,417,450	1,521,058
Total long-term liabilities	1,845,102	1,862,919	1,847,994	1,733,079	1,764,867
Redeemable preferred stock	201,519	185,658	170,976	166,296	153,381
Total shareholders’ deficit	$(791,209)	$(765,156)	$(651,982)	$(596,338)	$(526,830)

	As of December 31,
(In thousands, except other operating data)	2007	2006	2005	2004	2003
Other Operating Data:
Customers (not including long distance and paging):
Postpaid	651,624	586,092	597,769	628,614	656,110
Prepaid	15,750	9,433	11,663	20,391	22,302
Wholesale	123,331	110,133	96,170	80,806	67,104
Total customers	790,705	705,658	705,602	729,811	745,516

Marketed POPs (1)	7,242,000	6,604,000	6,505,000	6,279,000	5,962,000

Penetration (2)	9.2%	9.0%	9.5%	10.3%	11.4%

Retention (3)	98.2%	97.5%	97.3%	97.9%	98.1%

Local monthly service revenue per customer (4)	$53	$52	$50	$46	$43

Average monthly revenue per customer (5)	$77	$74	$67	$60	$59

Acquisition cost per customer (6)	$519	$534	$497	$444	$422

Cell sites / Base stations:	1,322	1,158	1,061	857	754

1)	Updated to reflect 2000 U.S. Census Bureau Official Statistics.
2)	Represents the ratio of wireless voice customers, excluding wholesale customers, at the end of the period to population served.
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

Retention
	Years Ended December 31,
	2007	2006	2005	2004	2003
Postpaid wireless voice customers discontinuing service (1)	136,759	175,081	197,471	161,222	150,745
Weighted average 12 month aggregate postpaid wireless voice customers (2)	7,529,586	6,987,192	7,362,780	7,667,797	7,780,921
Churn (1) divided by (2)	1.8%	2.5%	2.7%	2.1%	1.9%
Retention (1 minus churn)	98.2%	97.5%	97.3%	97.9%	98.1%

Acquisition Cost Per Customer	Years Ended December 31,
(in thousands, except customer gross additions and acquisition cost per customer )	2007	2006	2005	2004	2003

Selling and marketing expense	$62,599	$57,795	$59,201	$54,077	$52,150
Net cost of equipment	30,944	31,214	23,953	18,278	17,181
Adjustments to cost of equipment	2,855	2,519	3,990	2,399	8,549
Total costs used in the calculation of Acquisition cost per customer (3)	$96,398	$91,528	$87,144	$74,754	$77,880
Customer gross additions (4)	185,696	171,354	175,324	168,330	184,522
Acquisition cost per customer (3) divided by (4)	$519	$534	$497	$444	$422

Local Service Revenue Per Customer (“LSR”)	Years Ended December 31,
(in thousands, except weighted average 12 month aggregate postpaid wireless voice customers and LSR)	2007	2006	2005	2004	2003
Revenues (as reported on Consolidated Statements of Operations)
Service revenues	$425,125	$385,220	$387,848	$377,219	$355,038

Non postpaid revenue adjustments	(28,327)	(21,181)	(20,253)	(20,743)	(24,016)

Service revenues for LSR (5)	$396,798	$364,039	$367,595	$356,476	$331,022
Weighted average 12 month aggregate postpaid wireless voice customers (6)	7,529,586	6,987,192	7,362,780	7,667,797	7,780,921
LSR (5) divided by (6)	$53	$52	$50	$46	$43

Average Revenue Per Customer (“ARPU”)
(in thousands, except weighted average 12 month aggregate postpaid wireless voice customers and ARPU)	Years Ended December 31,
	2007	2006	2005	2004	2003
Revenues (as reported on Consolidated Statements of Operations)
Service revenues	$425,125	$385,220	$387,848	$377,219	$355,038
Roaming revenues	182,795	153,867	122,774	105,504	131,896
Total	607,920	539,087	510,622	482,723	486,934

Non postpaid revenue adjustments:	(28,327)	(21,181)	(20,253)	(20,743)	(24,016)

Service revenues for ARPU (7)	$579,593	$517,906	$490,369	$461,980	$462,918
Weighted average 12 month aggregate postpaid wireless voice customers (8)	7,529,586	6,987,192	7,362,780	7,667,797	7,780,921
ARPU (7) divided by (8)	$77	$74	$67	$60	$59

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

Our marketed networks covered a total population of approximately 7.2 million POPs and served approximately 791,000 voice customers as of December 31, 2007. We have national roaming agreements in our markets with AT&T (effective through December 2009) and Verizon Wireless (effective through December 2009). Under these agreements, we have been able to attain preferred roaming status by overlaying our existing TDMA networks in our Central, South, Northeast and Northwest networks with GSM/GPRS/EDGE technology and our Midwest network with CDMA technology. We also have various agreements with T-Mobile.

The Verizon Wireless Merger

On July 29, 2007, we entered into a merger agreement with Cellco Partnership, a general partnership doing business as Verizon Wireless, AirTouch Cellular, an indirect wholly-owned subsidiary of Verizon Wireless, and Rhino Merger Sub, a wholly-owned subsidiary of AirTouch Cellular, pursuant to which Rhino Merger Sub will merge with and into RCC with RCC continuing as the surviving corporation and becoming a subsidiary of Verizon Wireless. At the effective time of the merger, each issued and outstanding share of our Class A and Class B common stock will be cancelled and converted into the right to receive $45.00 in cash, without interest. Each outstanding option to acquire our common stock will be cancelled in exchange for an amount equal to the product of $45.00 minus the exercise price of each option and the number of shares underlying the option. The merger agreement includes customary representations, warranties and covenants of us, Verizon Wireless and AirTouch Cellular. The merger was approved by our shareholders on October 4, 2007. The consummation of the merger remains subject to receipt of necessary approvals from the FCC and under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions. The merger agreement contains certain termination rights for both Verizon Wireless and us, and provides that upon a termination of the merger agreement under specified circumstances, we may be required to pay Verizon Wireless a termination fee of $55.0 million. We currently anticipate that the merger will be completed during the second quarter of 2008.

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

Additionally, impairment tests for indefinite-lived intangible assets, consisting of FCC licenses, are required to be performed on an annual basis or on an interim basis if an event occurs or circumstances change that would indicate the asset might be impaired. In accordance with Emerging Issues Task Force (“EITF”) No. 02-7, Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets (“EITF No. 02-7”), impairment tests for FCC licenses are performed on an aggregate basis for each unit of accounting. We utilize a fair value approach, incorporating discounted cash flows, to complete the test. This approach determines the fair value of the FCC licenses, using start-up model assumptions and, accordingly, incorporates cash flow assumptions regarding the investment in a network, the development of distribution channels, and other inputs for making the business operational. These inputs are included in determining free cash flows of each unit of accounting, using assumptions of weighted average costs of capital and the long-term rate of growth for each unit of accounting. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. If any of the assumptions were to change, our FCC licenses may become impaired.

Under SFAS No. 142, we performed annual impairment tests in 2007, 2006, and 2005 for our indefinite lived assets.  Based on these tests, we recorded a noncash impairment charge included in operating expenses of $23.8 million in the fourth quarter of 2006. The impairment charge in 2006 primarily resulted from a decline in license valuation in our South territory. There was no impairment charge in 2007 or 2005 related to our annual assessment under SFAS No. 142.

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

Depreciation of Property and Equipment

We depreciate our wireless communications equipment using the straight-line method over estimated useful lives. We periodically review changes in our technology and industry conditions, asset retirement activity, and salvage to determine adjustments to estimated remaining useful lives and depreciation rates. Total depreciation expense for the years ended December 31, 2007, 2006, and 2005, was $69.6 million, $109.5 million, and $81.5 million, respectively.

During the fourth quarter of 2005, we reviewed the lives of our TDMA cell sites assets and reduced the remaining useful life of this equipment from approximately 21 months to 15 months. Accordingly, TDMA cell site equipment was fully depreciated by December 31, 2006.   The depreciation expense on these TDMA assets for the year ended December 31, 2006 was $47.8 million.

During the fourth quarter of 2006, RCC reviewed the lives of certain CDMA assets and reduced the remaining useful life of this equipment from approximately 40 months to 9 months. As a result, these CDMA assets were fully depreciated by June 30, 2007. Reflecting the shortened useful lives of this CDMA equipment, we recorded an additional $2.0 million in depreciation expense in the fourth quarter of 2006.

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

In June 2005, our customer relationship management and billing managed services agreement with Amdocs was mutually terminated. As a result of the termination of the agreement, we recorded a charge to operations during the quarter ended June 30, 2005 of $7.0 million, reflecting the write-down of certain development costs previously capitalized.  There was no impairment charge in 2007 or 2006 related to our assessment under SFAS No. 144.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. As part of the process of preparing the consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that deferred tax assets will be recovered from future taxable income and, if we believe that recovery is not likely, we must establish an appropriate valuation allowance. To the extent we increase or decrease the valuation allowance in a period, we must include an expense or benefit within the tax provision in the consolidated statement of operations.

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. As of December 31, 2007, our valuation allowance was $161 million due to uncertainties related to our ability to utilize the deferred tax assets. The deferred tax assets consist principally of certain net operating losses (“NOLs”) being carried forward. The valuation allowance is based on our historical operations projected forward and our estimate of future taxable income and the period over which deferred tax assets will be recoverable. It is possible that we could be profitable in the future at levels that cause us to conclude that it is more likely than not that we will realize a portion or all of the NOL carryforward. Upon reaching such a conclusion, we would immediately record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates, which would be approximately 38% under current tax law. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the provision for income taxes to vary significantly from period to period, although our cash tax payments would likely remain unaffected until the benefit of the NOLs is utilized or the NOLs expire unused.

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

We accounted for stock options granted prior to December 31, 2005 in accordance with APB 25, under which no compensation expense was recognized as the grant date fair value was equal to the exercise price. In accordance with the modified prospective transition method pursuant to SFAS No. 123(R), our condensed consolidated financial statements for periods prior to the first quarter of fiscal 2006 have not been restated to reflect this change.  Stock-based compensation recognized during each period is based on the value of the portion of the stock-based awards that will vest during that period, adjusted for expected forfeitures.  Stock-based compensation recognized in our condensed consolidated financial statements for the years ended December 31, 2007 and 2006 included compensation costs for stock-based awards granted prior to, but not fully vested as of, December 31, 2005 and stock-based awards granted subsequent to December 31, 2005.  We additionally reclassified unearned compensation on non-vested stock award awards of $1.8 million to additional paid-in capital.  The cumulative effect adjustment for forfeitures related to stock-based awards was immaterial.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The expected term (estimated period of time outstanding) of options granted prior to January 1, 2006 is estimated using the term of the option. The expected volatility is based on historical volatility for a period equal to the stock option’s expected life. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

Because we consider our options to be “plain vanilla,” we estimated the expected term using a modified version of the simplified method, as prescribed by SAB No. 107, for options granted in 2007 and 2006.  Under SAB No. 107, options are considered to be “plain vanilla” if they  have  the  following  basic   characteristics:   granted   “at-the-money”; exercisability is conditioned upon service through the vesting date; termination of service  prior to vesting  results in  forfeiture;  limited  exercise  period following   termination  of  service; and  options  are  non-hedgeable.

Recently Issued Accounting Pronouncements

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

We file U.S. federal and state income tax returns.  Because of our net operating loss (NOL) carryforwards, we are subject to U.S. federal, state and local income tax examinations by tax authorities for years beginning 1993 and forward.  There was no cumulative effect related to adopting FIN 48. However, certain amounts have been reclassified in the statement of financial position in order to comply with the requirements of the statement.

As of January 1, 2007, we reduced our deferred tax assets and corresponding valuation allowance for $5.4 million of unrecognized tax benefits related to various state income tax matters. None of this amount, if recognized, would impact our effective tax rate. For the year ended December 31, 2007, our total deferred tax asset and valuation allowance adjustment for unrecognized tax benefits is $5.8 million, an increase  of $417,000.

The following table summarizes the activity related to our unrecognized tax benefits:

(in thousands)	Total
Balance at January 1, 2007	$5,425
Increase related to current year tax positions	417
Balance at December 31, 2007	$5,842

Our policy is to record penalties and interest related to unrecognized tax benefits in income tax expense. As of January 1, 2007 and December 31, 2007, we have not recorded penalties or interest on either the balance sheet or in the income statement.

We do not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

Sales Taxes Collected From Customers and Remitted to Governmental Authorities. In March 2006, the FASB Emerging Issues Task Force issued Issue 06-03 (“EITF 06-03”), How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement. A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes. The guidance is effective for periods beginning after December 15, 2006. We present sales net of sales taxes. Our adoption of EITF 06-03 on January 1, 2007 did not have an effect on our policy related to sales taxes and, therefore, did not affect our consolidated financial statements.

Measuring Fair Value. In September 2006, the FASB issued SFAS No. 157 (“SFAS No. 157”), Fair Value Measurements.   This statement establishes a consistent framework for measuring fair value and expands disclosures on fair value measurements. SFAS No. 157 is effective for RCC starting in fiscal 2008.  We have not determined the impact, if any, the adoption of this statement will have on our consolidated financial statements.    In February 2008, the FASB issued FASB Statement of Position, or FSP, No. 157-2 (“FSP 157-2”), Partial Deferral of the Effective Date of Statement 157, which delays the effective date of SFAS No. 157, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. Although we will continue to evaluate the application of SFAS No. 157, we do not believe the adoption will have a material impact on our results of operations or financial position.

The Fair Value Option for Financial Assets and Financial Liabilities. In February 2007, the FASB issued SFAS Statement No. 159 (“SFAS No. 159”), The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS Statement 115, permitting entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis. SFAS Statement 159 will be adopted January 1, 2008, as required by the statement. We have not determined the impact, if any, the adoption of this statement will have on our consolidated financial statements.

Results of Operations

Years ended December 31, 2007 and 2006

Revenue.

	Years ended December 31,
(In thousands)	2007	2006	$ Increase	% Increase
Service	$425,125	$385,220	$39,905	10.4%
Roaming	182,795	153,867	28,928	18.8%
Equipment	27,395	25,373	2,022	8.0%
Total operating revenue	$635,315	$564,460	$70,855	12.6%

Service Revenue.

Service Revenue	Years ended December 31,
(In thousands)	2007	2006	$ Increase	% Increase
Local service	$359,560	$327,512	32,048	9.8%
USF support	46,399	43,775	2,624	6.0%
Regulatory pass-through	17,172	13,211	3,961	30.0%
Other	1,994	722	1,272	176.2%
Total service revenue	$425,125	$385,220	39,905	10.4%

The increase in service revenue for the year ended December 31, 2007 primarily reflects an 11.2% increase in postpaid customers as compared to December 31, 2006 together with an increase in LSR to $53 per month during the year ended December 31, 2007 compared to $52 per month for the year ended December 31, 2006.  The 2007 increase in LSR was primarily due to an increase in monthly data revenue per customer to approximately $4 as compared to approximately $2 in 2006.

We currently receive USF support in the states of Alabama, Kansas, Maine, Minnesota, Mississippi, New Hampshire, Oregon, South Dakota, Vermont, and Washington.  USF support payments were $46.4 million and $43.8 million for the years ended December 31, 2007 and 2006, respectively.

The increase in regulatory pass-through fees reflects an increase in overall customers and a change in rates.

Customers. Total customers increased to 790,705 at December 31, 2007 as compared to 705,658 at December 31, 2006 reflecting the following factors:

•	improved retention, which increased from 97.5% for the year ended December 31, 2006 to 98.2% for the year ended December 31, 2007,
•	increased gross customer additions, which increased from 163,404 for the year ended December 31, 2006 to 169,856 for the year ended December 31, 2007, and
•	approximately 32,000 additional postpaid and approximately 16,000 wholesale customers from the April 2007 acquisition of markets in 28 southern Minnesota counties.

Accordingly, postpaid customers increased 11.2% to 651,624 at December 31, 2007.   Wholesale customers increased 12.0% to 123,331 at December 31, 2007. Prepaid customers increased 67.0% to 15,750 at December 31, 2007.

As of December 31, 2007, approximately 95% of our postpaid customers were using new technology devices as compared to 82% at December 31, 2006. Our new technology customers provide higher retention rates and LSR.  We anticipate our remaining legacy customers will be migrated by June 30, 2008.
Certain quarter ending customer results for 2007 and 2006 are set forth below:

	2007 Quarter Ended				2006 Quarter Ended
Customer and POPs Data:	March	June	September	December	March	June	September	December
Voice customers at period end
Postpaid	594,327	638,116	645,975	651,624	586,548	575,537	577,994	586,092
Prepaid	8,937	9,111	10,575	15,750	11,886	11,048	9,910	9,433
Wholesale	112,368	131,302	134,272	123,331	99,377	103,841	106,673	110,133
Total customers	715,632	778,529	790,822	790,705	697,811	690,426	694,577	705,658

Direct marketed POPs
RCC Cellular	5,828,000	6,461,000	6,461,000	6,461,000	5,751,000	5,828,000	5,828,000	5,828,000
Wireless Alliance	776,000	781,000	781,000	781,000	754,000	776,000	776,000	776,000
Total POPs	6,604,000	7,242,000	7,242,000	7,242,000	6,505,000	6,604,000	6,604,000	6,604,000
Roaming Revenue. The 18.8% increase in roaming revenue during the year ended December 31, 2007 primarily reflects a 21.1% increase in outcollect minutes and a significant increase in data traffic, which together were partially offset by a decline in our voice and data roaming yields.  Our outcollect yield for the year ended December 31, 2007 was $0.10 per minute as compared to $0.11 per minute in the year ended December 31, 2006. Declines in TDMA outcollect minutes were offset by increases in new technology GSM and CDMA outcollect minutes. Data roaming for the year ended December 31, 2007 was $19.2 million as compared to $9.2 million in the comparable period of the prior year.

For the years ended December 31, 2007, 2006, and 2005, AT&T (on a pro forma basis giving effect to AT&T’s November 2007 purchase of Dobson Cellular), Verizon Wireless, and T-Mobile together accounted for approximately 95%, 93%, and 92%, respectively, of our total outcollect roaming minutes.  For the years ended December 31, 2007, 2006, and 2005, AT&T (on a pro forma basis giving effect to AT&T’s November 2007 purchase of Dobson Cellular) accounted for approximately 14.8%, 14.5%, and 12.2%, of our total revenue.

At December 31, 2007, all of our 1,322 cell sites were equipped with 2.5G technology. For the years ended December 31, 2007 and 2006, 2.5G outcollect minutes accounted for 98% and 95%, respectively, of our total outcollect minutes.

Equipment Revenue. Equipment revenue increased 8.0% during the year ended December 31, 2007 to $27.4 million as compared to $25.4 million for the year ended December 31, 2006. Primarily contributing to this increase was a 3.9% increase in gross postpaid additions to 169,856 as compared to 163,404 during the comparable period of the prior year. Additionally, customer handset migrations for the year ended December 31, 2007 increased 206,681 as compared to 201,776 in 2006.

Operating Expense.

	Years ended December 31,
(In thousands)	2007	2006	$ Increase (decrease)	% Increase (decrease)
Network cost
Incollect cost	$60,848	$46,134	$14,714	31.9%
Other network cost	99,009	91,913	7,096	7.7%
Total network cost	159,857	138,047	21,810	15.8%
Cost of equipment sales	58,339	56,587	1,752	3.1%
Selling, general and administrative	160,805	147,271	13,534	9.2%
Depreciation and amortization	79,448	128,415	(48,967)	-38.1%
Impairment of assets	-	23,800	(23,800)	-100.0%
Total operating expenses	$458,449	$494,120	$(35,671)	-7.2%

Network Cost. Network cost, as a percentage of total revenues, increased to 25.2% for the year ended December 31, 2007 as compared to 24.5% for the year ended December 31, 2006. This change reflects an increased number of cell sites, higher variable costs due to an increase in outcollect roaming minutes of use and higher outsourced data service costs.  Cell sites increased to 1,322 at December 31, 2007 as compared to 1,158 at December 31, 2006, including 80 sites acquired in southern Minnesota markets.

Incollect costs increased 31.9% to $60.8 million for the year ended December 31, 2007 reflecting a 34.3% increase in incollect minutes partially offset by a decrease in incollect yield to approximately $0.08 for the year ended December 31, 2007 as compared to approximately $0.09 per minute for the year ended December 31, 2006.

Cost of Equipment Sales. As a percentage of revenue, cost of equipment sales for the year ended December 31, 2007 decreased to 9.2% as compared to 10.0% for the year ended December 31, 2006.  Cost of equipment sales increased 3.1% to $58.3 million for the year ended December 31, 2007, primarily reflecting an increase in gross customer additions and handset migrations partially offset by lower average handset costs. The average cost of a handset decreased to $137 for the year ended December 31, 2007 as compared to $140 for the year ended December 31, 2006.  Gross postpaid additions for the year ended December 31, 2007 were 169,856 as compared to 163,404 during the comparable period of 2006. Customer handset migrations for the year ended December 31, 2007 were 206,681 as compared to 201,776 in the comparable period of the prior year.

As of December 31, 2007, approximately 95% of our postpaid customers were using new technology devices as compared to 82% at December 31, 2006. Our new technology customers provide higher retention rates and LSR.  We anticipate our remaining legacy customers will be migrated by June 30, 2008.

Selling, General and Administrative.

Components of SG&A are as follows: (in thousands)	Years ended December 31,
	2007	2006	$ Increase (Decrease)	% Increase (Decrease)
General and administrative	$68,509	$59,939	$8,570	14.3%
Sales and marketing	62,599	57,795	4,804	8.3%
Bad debt	8,542	13,857	(5,315)	-38.4%
Stock-based compensation	2,923	1,490	1,433	96.2%
Regulatory pass-through fees	18,232	14,190	4,042	28.5%
	$160,805	$147,271	$13,534	9.2%

As a percentage of revenue, SG&A decreased to 25.3% for the year ended December 31, 2007 as compared to 26.1% for the year ended December 31, 2006.   SG&A for the year ended December 31, 2007 increased 9.2% to $160.8 million, reflecting:

•	one-time strategic costs of $5.5 million related to the merger agreement between Rural Cellular Corporation and Verizon Wireless,
•	increased general and administrative expenses,
•	increased regulatory pass-through fees, which were largely offset in service revenue,
•	increased non-cash stock-based compensation expense (see Stock-based compensation), and
•	increased sales and marketing expenses, which were primarily related to the southern Minnesota market launch.

These increases were partially offset by a 38.4% decline in bad debt expense, which totaled $8.5 million for the year ended December 31, 2007. The decline in bad debt expense reflects our successful collection efforts and credit policies and is another contributing factor to our improved retention.

Stock-based compensation - SG&A. In accordance with our adoption of SFAS No. 123(R), stock-based compensation in our financial statements was recognized for all stock-based compensation expense arrangements, including employee and non-employee stock options granted after January 1, 2006 and all stock-based compensation arrangements granted prior to January 1, 2006, and remaining unvested as of such date, commencing with the quarter ended March 31, 2006. Accordingly, for the year ended December 31, 2007, stock-based compensation increased to $2.9 million from $1.5 million for the year ended December 31, 2006, primarily reflecting the increase in market price of our stock and its effect on the valuation and the corresponding expense related to current and prior year stock-based awards.

Depreciation and Amortization. Depreciation and amortization expense decreased 38.1% for the year ended December 31, 2007 to $79.4 million as compared to $128.4 million for the year ended December 31, 2006.  This decrease reflects the fully depreciated status of our TDMA cell site assets at December 31, 2006.

Impairment of Assets. Under SFAS No. 142, we performed annual impairment tests in 2007 and 2006 for our indefinite lived assets.  Based on these tests, we recorded a noncash impairment charge included in operating expenses of $23.8 million in the fourth quarter of 2006, primarily resulting from a decline in license valuation in our South territory.  There was no impairment charge in 2007 related to our annual assessment under SFAS No. 142.

Other Income (Expense).
Interest Expense.
Components of Interest Expense	Years ended December 31,
(in thousands)	2007	2006	$ Increase (Decrease)	% Increase (Decrease)

Interest expense on credit facility	$3,318	$4,454	$(1,136)	-25.5%
Interest expense on senior secured notes	40,803	42,847	(2,044)	-4.8%
Interest expense on senior notes	32,094	32,094	-	0.0%
Interest expense on senior subordinated notes	56,955	48,688	8,267	17.0%
Amortization of debt issuance costs	5,040	5,351	(311)	-5.8%
Senior and junior preferred stock dividends	45,625	55,834	(10,209)	-18.3%
Derivative instrument market value change	255	(197)	452	-229.4%
Net gain on repurchase and exchange of senior exchangeable preferred stock	-	(413)	413	-100.0%
Write-off of debt issuance costs	3,256	3,022	234	7.7%
Call premium on early redemption of notes	9,750	3,200	6,550	204.7%
Other	414	117	297	253.8%
	$197,510	$194,997	$2,513	1.3%

Interest expense for the year ended December 31, 2007 increased 1.3%, primarily reflecting a $9.7 million call premium related to the redemption of our 9 ¾% senior subordinated notes partially offset by lower debt levels and lower average rates in fiscal 2006.

Cash interest for the year ended December 31, 2007 increased to $219.1 million as compared to $133.5 million in the year ended December 31, 2006. This increase primarily reflects the cash payment of $41.7 million in dividends on our senior exchangeable preferred stock and the cash payment of $32.8 million in dividends on our junior exchangeable preferred stock 2007. Senior exchangeable preferred stock dividends paid in cash during the year ended December 31, 2006 totaled $8.3 million.  We did not pay junior exchangeable preferred stock dividends during 2006.

Redemption of Senior Exchangeable Preferred Stock for Cash. During the year ended December 31, 2007, we did not redeem any senior exchangeable preferred stock for cash. During the year ended December 31, 2006, we redeemed 22,721 shares of senior exchangeable preferred stock for $27.7 million and recorded the corresponding gain of $931,543, not including transaction commissions and other related fees, as a reduction of interest expense.

Redemption of Senior Exchangeable Preferred Stock for Class A Common Stock. During the year ended December 31, 2007, we did not redeem any senior exchangeable preferred stock for Class A common stock. During the year ended December 31, 2006, we redeemed an aggregate of 10,500 shares of our senior exchangeable preferred stock in exchange for an aggregate of 1,166,500 shares of our Class A common stock in negotiated transactions, resulting in a loss of $518,688. The shares of common stock were issued in reliance upon the exemption from registration provided in Section 3(a)(9) of the Securities Act of 1933, as amended.

Preferred Stock Dividends

Preferred stock dividends for year ended December 31, 2007 increased by 8.1% to $15.9 million as compared to $14.7 million in the year ended December 31, 2006.  The increase in preferred stock dividends reflects the compounding effect of the accrual of past Class M preferred stock dividends.

Years ended December 31, 2006 and 2005

Revenue.

	Years ended December 31,
(In thousands)	2006	2005	$ Increase (Decrease)	% Increase (Decrease)
Service	$385,220	$387,848	$(2,628)	-0.7%
Roaming	153,867	122,774	31,093	25.3%
Equipment	25,373	34,313	(8,940)	-26.1%
Total operating revenue	$564,460	$544,935	$19,525	3.6%

Service Revenue.

Service Revenue	Years ended December 31,
(In thousands)	2006	2005	$ Increase (Decrease)	% Increase (Decrease)
Local service	$327,512	$332,310	$(4,798)	-1.4%
USF support	43,775	40,792	2,983	7.3%
Regulatory pass-through	13,211	13,891	(680)	-4.9%
Other	722	855	(133)	-15.6%
Total service revenue	$385,220	$387,848	$(2,628)	-0.7%

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

Customers. Total customers increased to 705,658 at December 31, 2006 as compared to 705,602 at December 31, 2005, primarily reflecting our wholesale customer group increasing 14.5% to 110,133. Partially offsetting the increase in wholesale customers was a 2.0% decline in postpaid customers, which totaled 586,092 at December 31, 2006 as compared to 597,709 at December 31, 2005.

Reflecting improvement in postpaid customer retention offset by decreased customer gross adds for 2006 of 163,404 as compared to 166,626 for 2005, postpaid customers for 2006 declined by 11,677 as compared to a decline of 30,845 in 2005. Postpaid customer retention was 97.5% for the year ended December 31, 2006 as compared to 97.3% for the year ended December 31, 2005.  Our improvement in postpaid customer retention reflects progress made on the different aspects of our customer transition to 2.5G technology, including improvement in customer service, GSM billing systems, and the functionality of our networks.

As of December 31, 2006, approximately 82% of our postpaid customers were using new technology devices as compared to 47% at December 31, 2005. Our new technology customers provide higher retention rates and LSR.

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

For the years ended December 31, 2006 and 2005, AT&T, Verizon Wireless, and T-Mobile together accounted for approximately 93%, and 92%, respectively, of our total outcollect roaming minutes. For the years ended December 31, 2006 and 2005, AT&T accounted for approximately 14.4% and 11.9%, respectively, of our total revenue.

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

Operating Expense.
	Years ended December 31,
(In thousands)	2006	2005	$ Increase (decrease)	% Increase (decrease)
Network cost
Incollect cost	$46,134	$46,880	$(746)	-1.6%
Other network cost	91,913	73,442	18,471	25.2%
	138,047	120,322	17,725	14.7%
Cost of equipment sales	56,587	58,266	(1,679)	-2.9%
Selling, general and administrative	147,271	152,918	(5,647)	-3.7%
Depreciation and amortization	128,415	100,463	27,952	27.8%
Impairment of assets	23,800	7,020	16,780	239.0%
Total operating expenses	$494,120	$438,989	$55,131	12.6%

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

As of December 31, 2006, approximately 82% of our postpaid customers were using new technology devices as compared to 47% at December 31, 2005.

Selling, General and Administrative.

Components of SG&A are as follows:	Years ended December 31,
(in thousands)	2006	2005	$ (Decrease) Increase	% (Decrease) Increase
General and administrative	$59,939	$64,887	$(4,948)	-7.6%
Sales and marketing	57,795	59,376	(1,581)	-2.7%
Bad debt	13,857	13,769	88	0.6%
Stock-based compensation	1,490	680	810	119.1%
Regulatory pass-through fees	14,190	14,206	(16)	-0.1%
	$147,271	$152,918	$(5,647)	-3.7%

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

Impairment of Assets. Under SFAS No. 142, we performed annual impairment tests in 2006 and 2005 for our indefinite lived assets.  Based on these tests, we recorded a noncash impairment charge included in operating expenses of $23.8 million in the fourth quarter of 2006, resultingprimarily from a decline in license valuation in our South territory.  There was no impairment charge in 2005 related to our annual assessment under SFAS No. 142.

In June 2005, our customer relationship management and billing managed services agreement with Amdocs was mutually terminated. As a result of the termination of the agreement, we recorded a charge to operations during the quarter ended June 30, 2005 of $7.0 million in accordance with SFAS No. 144, reflecting the write-down of certain development costs previously capitalized.

Other Income (Expense).
Interest Expense.
Components of Interest Expense	Years ended December 31,
(in thousands)	2006	2005	$ Increase (Decrease)	% Increase (Decrease)

Interest expense on credit facility	$4,454	$691	$3,763	544.6%
Interest expense on senior secured notes	42,847	41,517	1,330	3.2%
Interest expense on senior notes	32,094	32,095	(1)	0.0%
Interest expense on senior subordinated notes	48,688	45,252	3,436	7.6%
Amortization of debt issuance costs	5,351	4,692	659	14.0%
Senior and junior preferred stock dividends	55,834	54,778	1,056	1.9%
Derivative instrument market value change	(197)	(1,997)	1,800	90.1%
Net gain on repurchase and exchange of senior exchangeable preferred stock	(413)	(5,722)	5,309	-92.8%
Write-off of debt issuance costs	3,022	1,533	1,489	97.1%
Call premium on senior secured floating rate notes	3,200	-	3,200	-
Other	117	(1,008)	1,125	-111.6%
	$194,997	$171,831	$23,166	13.5%

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

Cash interest expense for all of 2006 was $133.5 million, which included payment of $8.3 million in senior exchangeable preferred stock dividends as compared to $133.0 million in 2005, which included payment of $17.8 million in senior exchangeable preferred stock dividends.

The gain resulting from repurchases of senior exchangeable preferred stock and losses from exchanges of senior exchangeable preferred stock for common stock declined to $413,000 for the year ended December 31, 2006 as compared to $5.7 million for the year ended December 31, 2005.

Redemption of Senior Exchangeable Preferred Stock for Cash. During the years ended December 31, 2006 and December 31, 2005, we redeemed 22,721 and 14,932 shares of senior exchangeable preferred stock for $27.7 million and $13.4 million, respectively.  The corresponding $932,000 and $5.5 million gains, not including transaction commissions and other related fees, were recorded as a reduction of interest expense.

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

We believe our networks continue to perform well as shown by our increases in customers and roaming MOUs as we continue to manage the process of transferring our networks from TDMA/analog to new technologies. Our cell site count increased from 1,158 sites at December 31, 2006 to 1,322 sites at December 31, 2007, including 80 sites acquired in southern Minnesota in April 2007. Primarily reflecting our efforts to provide additional network capacity in all of our service areas, including the recently acquired markets in southern Minnesota, our capital expenditures for the year ended December 31, 2007 increased to $61.5 million as compared to $47.5 million in 2006.

Junior Exchangeable Preferred Stock. We have failed to pay six quarterly dividends on the Junior Exchangeable Preferred Stock and, accordingly, a “Voting Rights Triggering Event,” as defined in its Certificate of Designation has occurred. As a result, the holders of junior exchangeable preferred stock have the right to elect two directors.  In addition, while a “Voting Rights Triggering Event” exists, certain terms of our junior exchangeable preferred stock, if enforceable, may prohibit incurrence of additional indebtedness, including borrowings under our revolving credit facility.  The accrued dividends in arrears for the junior exchangeable preferred securities, through December 31, 2007, totaled approximately $70.7 million.

Credit Facility. In April 2007, we negotiated an amendment to our revolving credit facility explicitly permitting the payment of senior and junior exchangeable preferred stock dividends and replacing all financial covenant ratios with one new senior secured first lien debt covenant. As of December 31, 2007, we were in compliance with covenants under the credit facility and have drawn $58 million of the $60 million initially available.

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

Senior Subordinated Floating Rate Notes.  In May 2007 we issued $425 million aggregate principal amount of Senior Subordinated Floating Rate Notes due June 1, 2013 and used the proceeds to redeem our 11 3/8% Senior Subordinated Debentures and our 9 3/4% Senior Subordinated Notes.  The 2013 notes mature on June 1, 2013.  Interest on the 2013 notes reset quarterly at a rate equal to the three month LIBOR, plus 3.00%, and is payable on March 1, September 1, September 1 and December 1 of each year, commencing on September 1, 2007. On May 15, 2007, we had exchanged all outstanding shares of our 11 3/8% Senior Exchangeable Preferred Stock for 11 3/8% Senior Subordinated Debentures.

Cash flows for the year ended December 31, 2007 compared with the year ended December 31, 2006

(in thousands)	2007	2006	Change
Net cash provided by operating activities	$32,481	$92,867	$(60,386)
Net cash provided by (used in) investing activities	2,069	(84,898)	86,967
Net cash provided by (used in) financing activities	7,321	(22,296)	29,617
Net increase (decrease) in cash and cash equivalents	41,871	(14,327)	56,198

Cash and cash equivalents, at beginning of year	72,495	86,822	(14,327)
Cash and cash equivalents, at end of year	$114,366	$72,495	$41,871

Net cash and cash equivalents provided by operating activities was $32.5 million for the year ended December 31, 2007. Adjustments to the $14.8 million net loss to reconcile to net cash used in operating activities primarily included a $28.9 million increase in preferred stock dividends, a $10.4 million increase in accrued interest and a $10.4 million increase in accounts receivable.  Partially offsetting these items was $79.5 million in depreciation and customer list amortization.

Net cash provided by investing activities for the year ended December 31, 2007 was $2.1 million.  This amount included $132.5 million in maturities of short-term investments, which were partially offset by $49.1 million for acquisition of wireless properties, $61.5 million for purchases of property and equipment, and $20.5 million in short-term investment purchases. The majority of property and equipment purchases were related to network expansion within existing service areas and maintenance of existing networks.

Net cash provided by financing activities for the year ended December 31, 2007 was $7.3 million, reflecting the following:

•	Proceeds from the issuance of common stock pursuant to our employee stock purchase plan and upon exercise of stock options of $2.8 million,
•	Issuance of $425.0 million aggregate principal amount of Senior Subordinated Floating Rate Notes,
•	Redemption of 9 3/4% Senior Subordinated Notes for $300.0 million, and
•	Redemption of senior subordinated debentures for $115.5 million.

Liquidity. Primarily reflecting the cash payment of $41.7 million and $32.8 million in dividends on our senior exchangeable preferred stock and our junior exchangeable preferred stock, respectively, our cash and cash equivalents and short-term investments decreased to $114.4 million as compared to $183.2 million at December 31, 2006. Cash interest payments during the year ended December 31, 2007 were $219.1 million as compared to $133.5 million during the year ended December 31, 2006.

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

SUPPLEMENTAL DISCLOSURE OF CONDENSED CONSOLIDATED CASH FLOW INFORMATION

(in thousands)	Years Ended December 31,
	2007	2006
Cash paid for:
Interest	$219,115	$133,480

Contractual Obligations Summary

The following table summarizes our contractual commitments, including dividends, interest, and principal amounts that are payable in cash, as of December 31, 2007 through the mandatory redemption dates (in thousands) for the securities listed below.

	Operating Leases	Line of Credit (due 3/25/2010) (1)	Senior Subordinated Floating Rate Notes (due 11/1/2012) (2)	Senior Subordinated Floating Rate Notes (due 6/1/2013) (3)	9⅞% Senior Notes (due 2/1/2010)	8 ¼% Senior Secured Notes (due 3/15/2012)	Junior Exchangeable Preferred Securities (due 2/15/ 2011) (4)	Class M Preferred Securities (due 4/3/2012) (5)	Total
2008	$23,538	$4,002	$18,657	$34,558	$32,094	$42,075	$39,963	$-	$194,887
2009	20,088	4,002	18,657	34,558	32,094	42,075	39,963	-	191,437
2010	14,516	58,921	18,657	34,558	327,814	42,075	39,963	-	536,504
2011	9,204	-	18,657	34,558	-	42,075	331,156	-	435,650
2012	5,146	-	190,590	34,558	-	518,530	-	284,487	1,033,311
Thereafter	5,257	-	-	439,391	-	-	-	-	444,648
Total	$77,749	$66,925	$265,218	$612,181	$392,002	$686,830	$451,045	$284,487	$2,836,437

(1)
The Line of Credit matures March 25, 2010.  The Line of Credit interest rate obligations are reflected at December 31, 2007 rate level of 6.9%. Increases or decreases in LIBOR will impact interest expense in future years.

(2)
The floating rate notes mature November 1, 2012.  Floating interest rate obligations are reflected at December 31, 2007 rate level of 10.7%.  Increases or decreases in LIBOR will impact interest expense in future years.

(3)
The floating rate notes mature June 1, 2013.  Floating interest rate obligations are reflected at December 31, 2007 rate level of 8.1%.  Increases or decreases in LIBOR will impact interest expense in future years.

(4)
This table assumes cash dividends are paid each year.  If dividends are not paid in cash, they accrue and compound until paid. If the junior exchangeable preferred stock dividends are not declared and paid at any time prior to the mandatory redemption date of February 15, 2011, the total liquidation preference plus accumulated and unpaid dividends will be $473.5 million.

(5)
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

Certain quarterly results for 2007 and 2006 are set forth below (in thousands, except per share data):

	2007 Quarter Ended				2006 Quarter Ended
	Mar	Jun	Sep	Dec	Mar	Jun	Sep	Dec
Revenue:
Service	$97,874	$107,445	$110,142	$109,664	$95,970	$96,939	$95,979	$96,332
Roaming	35,947	43,580	54,520	48,748	30,806	36,660	46,952	39,449
Equipment	6,409	6,659	7,267	7,060	6,356	6,599	5,842	6,576
Total Revenue	140,230	157,684	171,929	165,472	$133,132	$140,198	$148,773	$142,357
Operating income (loss)	36,832	43,137	49,336	47,561	$24,121	$24,776	$29,707	$(8,264)
Net income(loss) before income tax benefit	(8,597)	(16,242)	6,117	3,574	$(20,929)	$(26,183)	$(15,647)	$(53,663)
Net income(loss) applicable to common shares	$(12,318)	$(20,067)	$2,172	$(449)	$(24,338)	$(29,701)	$(19,277)	$(57,402)
Net income(loss) per basic share	$(0.80)	$(1.30)	$0.14	$(0.03)	$(1.74)	$(2.11)	$(1.37)	$(4.00)
Net income(loss) per diluted share	$(0.80)	$(1.30)	$0.13	$(0.03)	$(1.74)	$(2.11)	$(1.37)	$(4.00)

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have used senior secured notes, senior notes, senior subordinated notes, preferred securities, and bank credit facilities to finance, in part, capital requirements and operations. These financial instruments, to the extent they provide for variable rates of interest, expose us to interest rate risk. One percentage point of an interest rate adjustment would have changed our cash interest payments on an annual basis by approximately $6.6 million in 2007.

Financial Instruments

We have invested in short term investment securities which have maturities of seven months or less and are comprised primarily of obligations of the U.S. Treasury, including bills, notes and bonds or obligations issued or guaranteed by agencies of the U.S. government.  These securities are recorded at cost.

At December 31, 2007, we did not have any short-term investments.  At December 31, 2006, the carrying value of our short-term investments of approximately $110.7 million was approximately the same as their fair market value.

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

See Consolidated Financial Statements and Notes included in this report on page 89.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

RCC maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  As of December 31, 2007, based on an evaluation carried out under the supervision and with the participation of RCC's management, including the chief executive officer (CEO) and the chief financial officer (CFO), of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that RCC's disclosure controls and procedures are effective.

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

RCC’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2007, the Company’s internal controls over financial reporting were effective.

Changes to Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                      OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Code of Ethics

We have adopted a financial code of ethics that applies to our directors, Chief Executive Officer, Chief Financial Officer, Corporate Controller and other employees involved in preparation of our financial statements.  This financial code of ethics, which is one of several policies within our Code of Business Conduct, is posted on our website.  Also included on our website are all of our SEC filings, including our Form 10-K.  The internet address for our website is http:/unicel.com, click on “Investor relations” and “Corporate governance.”

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website.

Executive Officers and Directors

The following table sets forth certain information with regard to each of our executive officers and directors:

Name	Age	Position
Richard P. Ekstrand	58	President, Chief Executive Officer and Director
Wesley E. Schultz	51	Executive Vice President, Chief Financial Officer and Director
Ann K. Newhall	56	Executive Vice President, Chief Operating Officer and Director
David J. Del Zoppo	52	Senior Vice President, Finance and Accounting
Anthony J. Bolland	54	Director
James V. Continenza	45	Director
Paul J. Finnegan	55	Director
Jacques Leduc	45	Director
George M. Revering	66	Director
Don C. Swenson	65	Director
George W. Wikstrom	70	Director

Richard P. Ekstrand has served as our President, Chief Executive Officer, and a director since 1990. He currently serves on the board of directors of Cellular Telecommunications & Internet Association (“CTIA”) and The Wireless Association. Mr. Ekstrand previously served as Chairman of the Board of Directors of both CTIA and the Wireless Foundation.   In addition, he is past President of the Minnesota Telephone Association, the Association of Minnesota Telephone Utilities, and the Minnesota Telecommunications Association.    Mr. Ekstrand is the sole shareholder, president, and a director of North Holdings, Inc., which is a shareholder of Rural Cellular. North Holdings, Inc. is a member of Lowry Telephone Company, LLC, of which Mr. Ekstrand is the treasurer and a member of the board of governors.

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

David J. Del Zoppo has served as Senior Vice President, Finance and Accounting since February 2006.  He had served as Vice President, Finance and Accounting since 1999. He joined us in 1997 as Controller and was appointed Vice President in 1998. Mr. Del Zoppo is a certified public accountant and served for four years as an auditor with KPMG, LLP.

Anthony J. Bolland has been a General Partner of Boston Ventures Management Inc. since its formation in 1983. He is currently on the boards of directors of Integra Telecom. Mr. Bolland was elected to the Board of Directors by the holders of our Class M convertible preferred stock and has served as a director since 2004.

James V. Continenza has been a director since 2005. He served as Chief Executive Officer, President, and a director of Teligent, Inc. from September 2002 through June 2004. Mr. Continenza served as a director of Microcell Telecommunications, Inc. from May 2003 to November 2004. He is currently on the board of directors of U.S.A. Mobility, Inc. Mr. Continenza was elected to the Board of Directors in May 2005 by the holders of our senior exchangeable preferred stock and appointed to an existing vacancy on the Board in May 2006.

Paul J. Finnegan is Co-CEO of Madison Dearborn Partners, Inc. Mr. Finnegan has been with Madison Dearborn Partners since he co-founded the company in 1993. Mr. Finnegan was elected to the Board of Directors by the holders of our Class M convertible preferred stock and has served as a director since 2000. Mr. Finnegan also serves on the board of directors of iplan, LLC.

Jacques S. Leduc has been a director since 2005 and currently serves as Managing Partner of Trio Capital, Inc. He served as Chief Financial Officer of Microcell Telecommunications Inc. from February 2001 through November 2004, and as Vice President Finance and Director Corporate Planning from January 1995 to February 2001. Mr. Leduc was elected to the Board of Directors in May 2005 by the holders of our senior exchangeable preferred stock and appointed to an existing vacancy on the Board in May 2006.

George M. Revering has been a director since 1990. Mr. Revering is currently retired and had served as president and general manager of Midwest Information Systems Inc. from 1976 until 2001.

Don C. Swenson has been a director since 1990.  Mr. Swenson served as Chief Operating Officer of Arvig Communications Systems, Inc. from 1981 until his retirement in 2001. Mr. Swenson also serves as a director of Arvig Enterprises, Inc. Mr. Swenson has been a member of the board of directors of United Community Bank, Perham, Minnesota, since 1993.

George W. Wikstrom has been a director since 1990. Mr. Wikstrom has been Vice President of Wikstrom Telephone Company, Incorporated, a local exchange telephone company and a shareholder of Rural Cellular, for more than ten years. He has been the Commissioner of the Northwest Regional Development Commission since 1979 and has served as a director of the Minnesota Association of Rural Telecommunications.

Procedures for Submitting Nominations for Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors as described in the Company’s proxy statement for its 2007 annual meeting.

Audit Committee and Audit Committee Financial Expert

Jacques Leduc (Chair), Anthony J. Bolland, George M. Revering, and Don Swenson currently serve on the Company’s audit committee. The audit committee’s duties, which are outlined in its charter, which is available on our website at http:/unicel.com, click on “Investor Relations” and “Corporate governance,” include examination of matters relating to the financial affairs of RCC, including reviewing our annual financial statements, the scope of the independent annual audit. In addition, the audit committee serves as a “qualified legal compliance committee.” All members of the audit committee are independent as defined in rules of The Nasdaq Stock Market. In addition, the Board of Directors has determined that Anthony J. Bolland and Jacques Leduc are “audit committee financial experts” as defined by applicable regulations of the Securities and Exchange Commission.

Section 16 Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder require RCC’s officers, directors, and holders of 10% or more of our outstanding common stock to file certain reports with the Securities and Exchange Commission. To our best knowledge, based solely on information provided to us by the reporting individuals, all of the reports required to be filed by these individuals were timely filed.

ITEM 11.                                EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Company’s compensation program is designed to (i) attract and retain superior talent, (ii) reward individual performance by emphasizing performance-based compensation, and (iii) align executive interests with shareholder interests by providing a significant portion of compensation in the form of the Company’s common stock or options to purchase common stock. We seek to compensate executives at a level comparable to their counterparts at other wireless companies, to provide executives with incentive to remain with the Company over the long term, to reward for performance both at and above expected levels, and to tie compensation to the Company’s performance and return to shareholders.  Our compensation committee attempts to compensate our executives at a level that places them in a range between the 50th and 75th percentile of the compensation paid to executives at comparable companies.

In connection with consideration of executive compensation for fiscal 2007, our compensation committee retained Lyons, Benenson & Company, Inc. (“Lyons”) to review the compensation program for our senior executive officers. Lyons compared our compensation program to the compensation programs at other telecom companies of similar size based on information provided by proxy statements of 15 peer companies and published surveys. Lyons concluded, based on its analysis, that the base salaries of our executive officers were above market, that the target levels for short-term incentive compensation and long-term incentive compensation were comparable to market and recommended that the formula for determining long-term incentive compensation be different from that used for determining short-term incentive compensation. Based on the analysis and recommendation provided by Lyons, adjustments were made to the terms of the long-term incentive compensation for executive officers.

The principal elements of our executive compensation are base salary, short-term incentive compensation, and long-term incentive compensation in the form of stock options and performance restricted stock units.

Salary.  Base salary is intended to provide current compensation. The amount is based on the executive’s job responsibilities and individual experience, his or her performance during the most recent fiscal year, and the salaries paid to executives in similar positions at comparable companies. Increases are determined based on the executive’s performance and external factors such as inflation and general economic conditions. The Lyons’ survey indicated that cash salaries paid to the Company’s executive officers were in the upper bracket of industry salaries. Accordingly, the compensation committee determined not to increase base salaries in 2007.

Short-Term Incentive Compensation.  Our short-term cash incentive compensation (“bonus”) is intended to reward the executive for the Company’s performance during the current fiscal year. Generally, the target amount is a percentage of the executive’s salary, currently between 50% and 75%. Payment of the bonus depends upon the Company’s achieving specified financial targets. The specific financial goals used for determining payment of the bonus are selected by the compensation committee, after discussion with management. In 2007 these goals were 100% of budgeted EBITDA and 100% of budgeted net customer additions, with 70% of the target bonus based on EBITDA achievement and 30% based on achievement of the net customer addition goal. Each executive could earn 50% of the target amount if 90% of the budgeted goals were achieved and could receive up to 150% of the target bonus amount if the Company exceeded the budget goals. If performance with regard to either EBITDA or customer additions was less than 90%, and performance with regard to the other was 90% or greater, the incentive compensation earned for the goal that was achieved was to be reduced by 50%.  If performance with regard to either EBITDA or customer additions was less than 80% of the goal, no incentive compensation would be paid. During 2007, the Company exceeded its budgeted EBITDA goal and its budgeted net customer additions goal. Accordingly, the executives received approximately 150% of their targeted bonuses.

Long-Term Incentive Compensation.  Long-term incentive compensation consists of stock options and performance restricted stock units (“PRSUs”). Stock options are intended to reward executives for achieving performance levels that result in increases in share price. The options issued in 2007 were granted following the 2007 annual meeting, become exercisable in annual installments over five years, and expire ten years after the date of grant. The exercise price is equal to the market price on the date of grant. The PRSUs vest only if the Company achieves specified Company performance levels over the three fiscal years ending December 2009.  These goals are based on budgeted EBITDA and net customer additions, with award of 50% of the units related to the EBITDA goal and award of 50% of the units related to the customer additions goal. The PRSUs do not fully vest until May 29, 2010, and vest only if the executive remains with the Company until the vesting date. (In the event of a change in control, these awards vest immediately.) In order to earn any PRSUs the Company’s performance related to each goal must be at least 90% of budget.  The award with regard to each element may be between 90% and 110% of the awarded units, proportionately to actual performance.  If performance with regard to either element is less than 80% of budget, no PRSUs will be earned, no matter how well the Company has performed with regard to the other element.

Adjustments Related to Verizon Transaction.  In calculating the performance for short-and long-term incentive compensation in 2007 and 2008, the compensation committee adjusted EBITDA targets and net customer addition goals to account for the costs incurred in connection with the forthcoming merger with Verizon.

Allocation of Compensation Elements.  Based on the advice of its compensation consultants, the compensation committee has determined that the allocation among the three elements of executive compensation should place greater emphasis on incentive compensation. Accordingly, short-term compensation (if paid in full) would constitute approximately 25% of total compensation, and long-term incentive compensation (if paid in full) would constitute approximately 32% of total compensation. This allocation reflects the compensation committee’s view that the achievement of the Company’s long-term financial and strategic goals is necessary for the success of the Company and that the executives should be rewarded for achieving those goals. In addition, the allocation is considered more in line with the allocation used by other similar wireless companies for executive compensation.

 The Company does not have specific targets for allocating compensation among the three elements but determines the allocation each year depending upon the particular circumstances at that time.

Fringe Benefits.  In addition to the compensation outlined above, each executive is eligible for various fringe benefits offered to all employees, including health and dental insurance, life insurance, short- and long-term disability insurance, and a 401(k) plan. The top three executives are also eligible to participate in a nonqualified deferred compensation plan. Prior to 2004, the Company made matching contributions to this plan, subject to the limits of employer contributions under defined contribution plans. The matching contributions were discontinued in 2004.

Long-Term Care Insurance.  In 2007, the Company paid premiums on long-term care insurance owned by the three top executives for themselves and their spouses (in lieu of making matching contributions to the deferred compensation plan). The insurance policies provide for payment of premiums over a ten-year period. Also, in the event of a change in control, the Company has agreed to pay all remaining premiums on any long-term care insurance policies then provided by the Company for each of the officers and his or her spouse, provided the officer is employed by the Company at the time of the change in control. In 2006, the aggregate amount of these premiums was $29,199.

Post-Retirement Benefits.  In recognition of the long-term service of Mr. Ekstrand, the Company’s CEO, the Compensation Committee has agreed to allow Mr. Ekstrand and his spouse to continue participation in the Company’s employee health insurance program after his retirement upon the same terms and conditions as if he were still employed.

Change in Control Arrangements.  RCC has entered into employment agreements with Messrs. Ekstrand and Schultz and Ms. Newhall that provide that if any of these individuals is terminated for other than just cause or terminates his or her employment for “good reason” (as defined in the employment agreements), within 24 months following a change in control of RCC, or terminates his or her employment for any reason during the 30-day period following the first anniversary of the change in control, he or she would be entitled to receive compensation in an amount equal to 300% of his or her annual base salary as in effect on the date of termination (unless the reason for termination is a result of reduction in the individual’s base salary, in which case 300% of the highest base salary paid in the twelve months prior to termination shall be paid) and 300% of the greater of (a) the targeted short-term incentive for the year of termination (unless the reason for termination is a result of a reduction in the individual’s targeted annual short-term incentive, in which case the actual target short-term incentive for the prior year shall be used) or (b) the actual short-term incentive achieved in the year of termination.  For purposes of calculating current year achievement of performance goals, the year will be considered to have ended on the last day of the month prior to the date of termination. In addition, the individual would be entitled to continue to participate in our group medical, dental and life insurance plans on the same basis as he or she participated immediately prior to termination for a period of eighteen months following the date of termination. The individual would be responsible for payment of premiums to the same extent as prior to termination. If the individual obtains substantially equivalent coverage or benefits from another source, we have no further obligation for these benefits. The purpose of these agreements is to encourage the individual executives to remain with the Company during any period when the Company may be subject to either a friendly or hostile takeover.

The employment agreements also provide that each executive will receive additional compensation as reimbursement for any excise taxes imposed on any portion of payments received in the event of a change in control.

Tax or Accounting Treatment of Compensation.  The compensation committee may consider the tax treatment to the employee of a particular form of compensation. The compensation committee did consider the differing accounting treatment for stock options and restricted stock grants in deciding to place greater emphasis on PRSUs and deferring the vesting date of PRSUs.

Tax Deductibility under Section 162(m).  Section 162(m) of the Internal Revenue Code imposes an annual deduction limitation of $1.0 million on the compensation of certain executive officers of publicly held companies. The compensation committee has considered the impact of this limitation on RCC and determined that it would be in the best interests of RCC to preserve the tax deduction for compensation paid to the chief executive officer and other Named Executive Officers to the extent possible consistent with RCC’s executive compensation program. Awards under the 2006 Omnibus Incentive Plan are intended to meet the requirements of Section 162(m). The Committee also believes that there may be circumstances in which the Company’s interests are best served by maintaining flexibility in the way compensation is provided, whether or not the compensation is fully deductible.

Policies Regarding Equity Ownership by Management.  The Company does not have any policies regarding levels of equity ownership by executive officers or directors or hedging the economic risk of ownership of the Company’s securities.

Compensation to Directors.  In addition to cash compensation (annual fees, per meeting fees, and committee fees), our directors are granted restricted stock units of a value potentially greater than the cash fees. These units vest one year after the date of grant (generally the day following the annual shareholders’ meeting) and are not delivered to the director until six months after completion of service on the board.

Granting of Stock Options or Other Equity-Based Awards.  Except for the grant of options or other awards to the outside directors on the day after the annual shareholders’ meeting, in the past the Company has not used a specific date for the granting of options or other stock-based awards to officers or other employees. Typically these grants have been made near the beginning of a fiscal year, as part of the determination by the compensation committee of the executive’s compensation for that year.  In 2007, these awards were granted on the day following the annual meeting.

Role of Executive Officers in Determining Compensation. The Company’s executive officers meet with the compensation committee to review proposals made by any compensation consultant and to express their views on such proposals. The executives are also responsible for preparing the annual budget (subject to Board approval) upon which the targets for incentive compensation are based. The compensation committee meets on an as-needed basis, as its chairperson determines, and at times invites one or more members of management to attend all or part of the meeting. During 2007, the executives were present at meetings of the committee at which compensation was discussed and provided input regarding the proposed compensation for 2007, in particular the terms of the long-term incentive compensation program.  Final votes were made without the presence of management. Because all three senior executive officers are on the board of directors, they are also able to express their views when the compensation committee recommendations are presented to the full board for approval.

Recovery of Previously Paid Incentive Compensation.  The Company does not have a written policy with regard to recovery of incentive compensation where such compensation has been paid based on financial information later found to be inaccurate. It is anticipated that if such a situation were to arise, the matter would be referred to the compensation committee for analysis and recommendation of action to the full board.

Consideration of Compensation for 2008.  Executive compensation for 2008 is similar to 2007 compensation, with certain adjustments to reflect the pending merger with Verizon.  For example, cash-based awards rather than stock-based awards will be used for long-term incentive compensation.

Compensation Committee Report

The compensation committee of the Board of Directors is comprised of four nonemployee directors, all of whom are independent as defined in the rules of The Nasdaq Stock Market, the Securities and Exchange Commission, and the Internal Revenue Service.

The committee operates under a written charter, which has been approved by the Board of Directors and gives the committee authority to examine and recommend compensation for the executives, subject to approval by the Board of Directors. The charter is available on the Company’s website at www.unicel.com

The committee reviewed and discussed the Compensation Discussion and Analysis with management and, based upon such review and discussions, recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Report on Form 10-K.

James V. Continenza, Chair	Paul Finnegan	Don Swenson	George Wikstrom
Members of the Compensation Committee

Summary Compensation Table

The following table shows the compensation of the Company’s chief executive officer, chief financial officer, and the two other most highly compensated executive officers (“Named Executive Officers”) for fiscal 2007 and 2006:

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Bonus Non Equity Incentive Plan Compensation ($)	Change in Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Richard P. Ekstrand President / Chief Executive Officer
	2007	536,130	667,391	131,434	603,146	19,342	19,070	(2)	1,976,513
	2006	536,130	173,708	109,910	316,350	2,949	18,920		1,157,967

Wesley E. Schultz Executive Vice President / Chief Financial Officer
	2007	416,070	472,503	79,076	312,053	706	14,610	(3)	1,295,018
	2006	416,070	120,006	73,649	163,671	17,301	14,460		805,157

Ann K. Newhall Executive Vice President / Chief Operating Officer
	2007	416,070	472,503	79,076	312,053	21,952	15,769	(4)	1,317,423
	2006	416,070	120,006	73,649	163,671	13,913	15,619		802,928

David J. Del Zoppo Senior Vice President, Finance & Accounting
	2007	203,995	40,431	3,061	107,167	-	6,750		361,404
	2006	197,225	19,243	7,101	54,308	-	6,600		284,477

(1)
Represents the amount recognized in Rural Cellular Corporation’s financial statements for awards of restricted stock and stock options. These amounts were estimated using the valuation model described in Note 3 of Notes to Consolidated Financial Statements included our Annual Report on Form 10-K for the year ended December 31, 2007.

(2)	Includes RCC’s matching contribution to the 401(k) Plan of $6,750 and payment of $12,320 in premiums for long-term care insurance for Mr. Ekstrand and his spouse.

(3)	Includes RCC’s matching contribution to the 401(k) Plan of $6,750 and payment of $7,860 in premiums for long-term care insurance for Mr. Schultz and his spouse.

(4)	Includes RCC’s matching contribution to the 401(k) Plan of $6,750 and payment of $9,019 in premiums for long-term care insurance for Ms. Newhall and her spouse.

Grants of Plan-Based Awards

The following table provides information about awards made to the Named Executive Officers under various compensation plans during fiscal 2007:

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			Option Awards
Name	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)
Richard P. Ekstrand	201,049	402,097	603,146	7,157	7,952	8,747	9,340	$30.81	$212,578
Wesley E. Schultz	104,018	208,035	312,053	3,944	4,382	4,820	5,147	$30.81	$117,146
Ann K. Newhall	104,018	208,035	312,053	3,944	4,382	4,820	5,147	$30.81	$117,146
David J. Del Zoppo	35,699	71,398	107,167	4,500	5,000	5,500	-	-	-

(1)
Represents cash bonus awards under the 2006 Omnibus Incentive Plan to the Named Executive Officers for fiscal 2007. As described in the Compensation Discussion and Analysis, the compensation committee determined in February 2008 that the Company exceeded the customer growth performance goal and the maximum performance goal based on earnings before interest, taxes, depreciation, and amortization during 2007.

(2)
The performance restricted stock awards are earned based on the Company’s performance for the three fiscal years ending December 31, 2009 as described in Compensation Discussion and Analysis, above. The awards  were granted pursuant to the 2006 Omnibus Incentive Plan. The awards will vest on May 29, 2010 so long as the grantee is still employed by the Company as of the vesting date. In addition, all awards vest upon the occurrence of a change in control. See “Employment Agreements/Change in Control Provisions.”

Outstanding Equity Awards at December 31, 2007

The following table provides information about all outstanding equity compensation awards held by the Named Executive Officers at December 31, 2007:
	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Units of Stock that have not vested (2)	Market Value of Units of Stock that have Not Vested (3) ($)	Equity Incentive Plan Awards: Number of Restricted Stock Units Unexercised and Unearned (2)	Equity Incentive Plan Awards: Market Value of Restricted Stock Units Unexercised Unearned (3) ($)

Richard P. Ekstrand	50,000	-	15.50	8/19/08
	25,000	-	10.50	1/1/09
	80,000	-	27.38	1/2/11
	29,193	-	34.94	3/9/11
	80,000	-	3.37	5/2/12
	64,000	16,000	1.25	5/16/13
	7,227	28,909	13.56	5/25/16
	-	9,340	30.81	5/29/17
					24,815	$1,094,094	38,667	$1,704,828

Wesley E. Schultz	12,500	-	13.31	1/2/08
	10,000	-	15.50	8/19/08
	12,500	-	10.50	1/1/09
	60,000	-	27.38	1/2/11
	16,485	-	34.94	3/9/11
	60,000	-	3.37	5/1/12
	48,000	12,000	1.25	5/16/13
	3,982	15,930	10.08	5/26/16
	-	5,147	30.81	5/29/17
					13,674	$602,887	29,000	$1,278,610

Ann K. Newhall	46,578	-	12.88	2/6/09
	38,422	-	12.88	2/6/09
	60,000	-	27.38	1/2/11
	16,485	-	34.94	3/9/11
	60,000	-	3.37	5/1/12
	48,000	12,000	1.25	5/16/13
	3,982	15,930	10.08	5/26/16
	-	5,147	30.81	5/29/17
					13,674	$602,887	29,000	$1,278,610

David J. Del Zoppo	5,000	-	13.31	1/2/08
	10,000	-	16.25	6/25/08
	10,000	-	27.38	1/2/11
	2,614	-	34.94	3/9/11
	10,000	-	3.37	5/2/12
	4,000	1,000	1.25	5/16/13
					7,500	$330,675	4,250	$187,383

(1)
Each of the options becomes exercisable in five equal annual installments, beginning the first anniversary of the date of grant. Accordingly, the remaining portion of the options that expire in 2013 will become exercisable in May 2008, the remaining portions of the options expiring in 2016 will become exercisable in four equal installments beginning May 2008, and the options expiring in 2017 will become exercisable beginning in May 2008. In addition, all options become immediately exercisable in the event of a change in control. See “Employment Agreements/Change in Control Provisions.”

(2)
The following table indicates the dates when the shares of restricted stock held by each of the Named Executive Officers vest and are no longer subject to forfeiture. In addition, all awards vest upon the occurrence of a change in control. See “Employment Agreements/Change in Control Provisions.”

	12/31/2008	01/02/2009	04/01/2009	01/02/2010	5/29/2010	12/08/2010
Richard P. Ekstrand	16,863	26,667	-	12,000	7,952	-
Wesley E. Schultz	9,292	20,000	-	9,000	4,382	-
Ann K. Newhall	9,292	20,000	-	9,000	4,382	-
David J. Del Zoppo	1,750	-	2,500	-	5,000	2,500

(3)
Represents the market value of the restricted stock awards based on a closing price of $44.09 per share on the Nasdaq Stock Market on December 31, 2007, assuming that the target performance goals had been achieved.

Option Exercises and Stock Vested

The following table provides information regarding stock options exercised by the Named Executive Officers for fiscal 2007:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Richard P. Ekstrand	36,750	1,131,043	-	-
Wesley E. Schultz	6,500	200,149	-	-
Ann K. Newhall	-	-	-	-
David J. Del Zoppo	10,000	51,205	-	-

Nonqualified Deferred Compensation Plan

We have adopted a deferred compensation plan, which permits designated key employees to defer between 5% and 100% of their compensation during any plan year. Messrs. Ekstrand and Schultz and Ms. Newhall are eligible to participate in the deferred compensation plan. The purpose of the deferred compensation plan is to allow the individuals to defer amounts in addition to the amounts permitted under the tax rules for contributions to 401(k) plans. Under the terms of the plan, RCC is required to make a matching contribution in an amount equal to 50% of the individual’s deferred amount, but only to the extent the deferred amount, when added to any amounts contributed by the individual to our 401(k) plan, does not exceed 6% of the individual’s compensation. The matching contribution is made in the discretion of RCC at the end of the year and is contingent upon reaching established financial goals. No matching payments were made by the Company in 2007.

Payment of benefits from the deferred compensation plan is to be made after termination of the participant’s employment. In the event of the participant’s death, the balance in the participant’s account is to be paid to the participant’s beneficiary. Payment may be made by lump sum or in up to ten annual installments, as elected by the participant. The Company adopted a new plan, effective January 1, 2005, that complies with Section 409A of the Internal Revenue Code.

The following table provides information regarding deferred compensation for the Named Executive Officers during fiscal 2007:

		Year Ended December 31, 2007
Name	Aggregate Balance December 31, 2006	Executive Contributions (1)	Registrant Contributions	Aggregate Earnings (1)	Aggregate Withdrawals/ Distributions	Aggregate Balance December 31, 2007
Richard P. Ekstrand	$320,858	$31,901	$-	$19,342	$-	$372,101
Wesley E. Schultz	$267,120	$34,784	$-	$706	$-	$302,610
Ann K. Newhall	$229,205	$34,784	$-	$21,952	$-	$285,941
David J. Del Zoppo	$-	$-	$-	$-	$-	$-

(1)
The amounts reported in the Executive Contributions column are also reported as compensation to the Named Executive Officers in the Summary Compensation Table while amounts reported in the Aggregate Earnings column are not.

(2)	The amounts related to Executive Contributions reported in this column were previously reported in the Summary Compensation Table, while amounts related to Aggregate Earnings were not.

Long-Term Care Insurance

Beginning in 2004, the Company agreed to pay premiums on long-term care insurance for the three top executives and their spouses in lieu of matching contributions to the deferred compensation plan. The insurance policies provide for payment of premiums over a ten-year period. In the event of a change in control, the premiums for any remaining portion of the ten-year period are to be paid in full by the Company. In 2007, the aggregate amount of these premiums for the three executive officers was $29,199.

Employment Agreements/Change in Control Provisions

RCC has entered into employment agreements with Messrs. Ekstrand and Schultz and Ms. Newhall. The employment agreements provide for annual base salaries plus increases as may be determined from time to time. Each agreement prohibits the individual from engaging in any activity competitive with our business or contacting our customers or employees for that purpose for a period equivalent to the number of months for which the individual is receiving severance compensation of any form following termination of employment. The employment agreements, which were entered into in June 2007, provide for an initial term ending December 31, 2010 and, unless RCC or the executive gives notice otherwise, are automatically renewed each year for an additional one-year period, so that the remaining term of employment is never more than 36 months or less than 24 months.

Each agreement may be terminated at any time by either the individual or us. If any of the agreements is terminated at any time by us for other than “just cause” (as defined in the employment agreements), we are obligated to continue payment of salary for the remainder of the term of the agreement, a pro rata payment equal to the executive’s target short-term incentive for the year of termination, and all accrued and vested rights in the Company’s benefit plans, including stock options or other awards. If the individual becomes disabled, he or she is entitled to 100% of compensation and benefits for a period of six months and 65% of compensation and benefits for the remaining term of the agreement, and medical and dental coverage as provided under the terms of such plans or as required by law.   Such payments are to be reduced by benefits provided under the terms of any disability insurance provided by the Company. In the event of the employee’s death, the employee’s estate will be entitled to receive compensation due through the end of the calendar month in which death occurs,  pro rata payment of bonuses or incentive payments in effect for such calendar year, and all accrued and vested rights in Company benefit plans, including stock options and other awards. Upon death or disability, any restricted stock or performance restricted stock will vest to the extent earned as of the date of death or disability.

In the event any of these individuals is terminated for other than just cause or terminates his or her employment for “good reason” (as defined in the employment agreements) within 24 months following a change in control of RCC or terminates his or her employment for any reason during the 30-day period following the first anniversary of a change in control,  he or she will be entitled to receive compensation in an amount equal to 300% of his or her annual base salary on the date of termination (unless the reason for termination is a result of reduction in the individual’s base salary, in which case 300% of the highest base salary paid in the twelve months prior to termination shall be paid) and 300% of the greater of (a) the targeted short-term incentive for the year of termination (unless the reason for termination is a result of a reduction in the individual’s targeted annual short-term incentive, in which case the actual target short-term incentive for the prior year shall be used) or (b) the actual short-term incentive achieved in the year of termination.  For purposes of calculating achievement of performance goals for a partial year, the year will be considered to have ended on the last day of the month prior to the date of termination. In addition, the individual would be entitled to continue to participate in our group medical, dental and life insurance plans on the same basis as he or she participated immediately prior to termination for a period of eighteen months following the date of termination. The individual would be responsible for payment of premiums to the same extent as prior to termination. If the individual obtains substantially equivalent coverage or benefits from another source, we have no further obligation for these benefits. The purpose of these agreements is to encourage the individual executives to remain with the Company during any period when the Company may be subject to either a friendly or hostile takeover.

The employment agreements also provide that each executive will receive additional compensation as reimbursement for any excise taxes imposed on any portion of payments received in the event of a change in control. Also, in the event of a change in control, the Company has agreed to pay all remaining premiums on any long-term care insurance policies then provided by the Company for each of the officers and his or her spouse, provided the officer is employed by the Company at the time of the change in control.

We have also entered into a change in control agreement with Mr. Del Zoppo providing that in the event he is terminated for other than “just cause” or terminates his employment for “good reason” (each as defined in the agreement), within 24 months following a change in control of RCC or terminates his employment for any reason during the 30-day period following the first anniversary of a change in control, he will be entitled to receive compensation in an amount equal to 100% of the sum of his annual base salary as in effect on the date of termination (unless the reason for termination is a result of a reduction in his base salary, in which case 100% of the highest base salary paid in the twelve months prior to termination shall be paid) and 100% of the greater of (a) the targeted short-term incentive for the year of termination (unless the reason for termination is a result of a reduction in his targeted annual short-term incentive, in which case the actual target short-term incentive for the prior year shall be used) or (b) the actual short-term incentive achieved in the year of termination.  For purposes of calculating achievement of performance goals for a partial year, the year will be considered to have ended on the last day of the month prior to the date of termination. In addition, he will be entitled to continue to participate in our group medical, dental, and life insurance plans on the same basis as he participated immediately prior to termination for a period of six months following the date of termination. He shall be responsible for payment of premiums to the same extent as prior to termination, and we are to reimburse him for any amount by which the premium exceeds the amount for which he was responsible at the time of termination. If he obtains substantially equivalent coverage or benefits from another source, we will have no further obligation for these benefits.

In addition, in the event of a change in control, any award granted under our 1995 Stock Compensation Plan or our 2006 Omnibus Incentive Plan will become fully vested and exercisable. The restricted stock awards granted in 2004 and 2005 immediately vest (on a pro rata basis) as of the date of termination for death, disability, or without cause, and the 2006 and 2007 awards vest immediately in the event of death or disability.

As defined in the agreements, a change in control occurs when

•	the majority of our directors are not persons whose election was solicited by our board or who were appointed by our Board,
•	any person or group of persons acquires 35% or more of our outstanding voting stock,
•	the consummation of certain mergers or consolidations, exchanges of shares, or dispositions of substantially all of our assets, or
•	approval by the shareholders of the liquidation or dissolution of the Company.

The following table describes the potential payments upon termination of employment for each of the Named Executive Officers assuming that the termination occurred effective on December 31, 2007.

	No Change in Control
	For Cause ($)	Death ($)	Disability ($)	Without Cause ($)	Change in Control ($)

Richard P. Ekstrand(1)	-	1,776,025	2,919,897	2,398,397	8,578,347
Wesley E. Schultz(2)	-	1,114,286	2,003,031	1,759,654	5,712,705
Ann K. Newhall(3)	-	1,114,286	2,002,617	1,759,654	5,792,007
David J. Del Zoppo(4)	-	385,788	385,788	88,180	798,227

(1)
For Mr. Ekstrand, Death consists of performance restricted stock units vesting at $1,094,094 and restricted stock vesting at $681,931; Disability consists of salary of $1,139,276, $4,596 for continuation of benefits, performance restricted stock units vesting at $1,094,094, and restricted stock vesting at $681,931; Without Cause consists of severance payment of $1,608,390, $108,076 for continuation of benefits, and restricted stock vesting at $681,931; Change in Control consists of severance payment in the amount of $2,814,684, $76,139 for continuation of benefits, vesting of stock options in the amount of $372,834, performance restricted stock units vesting at $1,094,094, restricted stock vesting in the amount of $1,704,828, and a tax gross-up in the amount of $2,515,768.

(2)
For Mr. Schultz, Death consists of performance restricted stock units vesting at $602,842 and restricted stock vesting at $511,444; Disability consists of salary of $884,149, $4,596 for continuation of benefits, performance restricted stock units vesting at $602,842, and restricted stock vesting at $511,444; Without Cause consists of severance payment of $1,,248,210 and restricted stock vesting at $511,444; Change in Control consists of severance payment in the amount of $1,872,315, $53,403 for continuation of benefits, vesting of stock options in the amount of $214,554, performance restricted stock units vesting at $602,842, restricted stock vesting in the amount of $1,278,610, and a tax gross-up in the amount of $1,690,981.

(3)
For Ms. Newhall, Death consists of performance restricted stock units vesting at $602,842 and restricted stock vesting at $511,444; Disability consists of salary of $884,149, $4,182 for continuation of benefits, performance restricted stock units vesting at $602,842, and restricted stock vesting at $511,444; Without Cause consists of severance payment of $1,248,210 and restricted stock vesting at target at $511,444; Change in Control consists of severance payment in the amount of $1,872,315, $58,121 for continuation of benefits, vesting of stock options in the amount of $214,554, performance restricted stock units vesting at $602,842, restricted stock vesting in the amount of $1,278,610, and a tax gross-up in the amount of $1,765,565.

(4)
For Mr. Del Zoppo, Death and Disability consist of performance restricted stock vesting at $297,608 and restricted stock vesting at $88,180; Without Cause consists of restricted stock vesting in the amount of $88,180; Change in Control consists of severance payment of $275,573, $4,596 for continuation of benefits, performance restricted stock vesting at $297,608, and restricted stock vesting in the amount of $220,450.

Compensation of Directors

In fiscal 2007, each of our nonemployee directors was paid an annual fee of $20,000, $1,000 for each Board meeting attended in person, and $350 for each Board meeting attended via telephone conference and was reimbursed for travel and other expenses incurred in attending meetings and serving as a director. Members of the audit committee each received an annual retainer of $5,000 and members of the compensation committee each received an annual retainer of $3,000. The chair of the audit committee received an annual retainer of $10,000.

In fiscal 2007, each nonemployee director was granted restricted stock units for 1,298 shares. The restricted stock units will vest on the day of the 2008 annual shareholders meeting. The director will not receive the shares until six months after termination of his service on the Board.

In fiscal 2006, each nonemployee director was granted restricted stock units for 2,863 shares. The restricted stock units will vest on the day of the 2007 annual shareholders meeting. The director will not receive the shares until six months after termination of his service on the Board.

The following table summarizes the compensation that our directors earned during 2007 for service as members of our Board.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)(3)	Total ($)
Anthony J. Bolland	$28,100	$39,600	$-	$67,700
James V. Continenza	27,750	39,600	-	67,350
Paul J. Finnegan	26,800	39,600	-	66,400
Jacques Leduc	34,150	39,600	-	73,750
George M. Revering	30,100	39,600	-	69,700
Don C. Swenson	33,100	39,600	-	72,700
George W. Wikstrom	29,100	39,600	-	68,700
	$209,100	$277,200	$-	$486,300

(1)
Represents the amount recognized in Rural Cellular Corporation’s financial statements during 2007 for awards of restricted stock and stock options. These amounts were estimated using the valuation model described in Note 3 of Notes to Consolidated Financial Statements included our Annual Report on Form 10-K for the year ended December 31, 2007.

(2)	For each director, the grant date fair value of the restricted stock units granted in 2007 is $39,991.

(3)
As of December 31, 2007, aggregate unexercised options held by each of the nonemployee directors were as follows: Messrs. Continenza and Leduc, 5,250; Mr. Wikstrom, 10,500; and Messrs. Bolland, Finnegan, Revering, and Swenson, 21,000.

ITEM 12.                                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes share and exercise price information about our equity compensation plans as of December 31, 2007.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	1,381,746	$15.16	1,172,747
Equity compensation plans not approved by security holders (2)	-	-	-
TOTAL	1,381,746	$15.16	1,172,747

(1)	Includes stock subject to outstanding options and stock available for issuance under our 1995 Stock Compensation Plan, Stock Option Plan for Nonemployee Directors, and Employee Stock Purchase Plan.
(2)	We have not adopted any equity compensation plans that have not been approved by our shareholders.

OWNERSHIP OF VOTING SECURITIES

Common Stock.  The following table sets forth information provided to us by the holders, or contained in our stock ownership records, regarding beneficial ownership of our common stock as of February 20, 2007 (except as otherwise noted) by:
•	each person known by us to be the beneficial owner of more than 5% of any class of our outstanding common stock;
•	each Named Executive Officer (as defined in the rules of the Securities and Exchange Commission);
•	each director; and
•	all directors and executive officers as a group.

Unless otherwise indicated, each person has sole voting and investment power with respect to the shares listed. A “currently exercisable” option is an option exercisable as of, or becoming exercisable within 60 days following, February 20, 2008.

	Class A		Class B
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class	Amount and Nature of Beneficial Ownership	Percentage of Class	Percentage of Combined Voting Power
GAMCO Investors, Inc. (1) One Corporate Center Rye, New York, NY 10580-1435	1,940,009	12.5%	—	—	9.6%
Eric Semler (2) 888 Seventh Avenue, Suite 1504 New York, NY 10019	1,233,908	7.9	—	—	6.1
Madison Dearborn Partners (3) Three First Plaza, Suite 330 Chicago, IL 60602	1,198,576	7.2	—-	—	5.9
Caxton International Limited(4) c/o Prime Management Limited Mechanics Building 12 Church Street Hamilton HM11, Bermuda	953,769	6.1	--	--	4.7
Boston Ventures Management, Inc. (5) 125 High Street, 17th Floor Boston, MA 02110	806,051	5.2	—-	—	4.5
Telephone & Data Systems, Inc. (6) 30 North LaSalle Street Chicago, IL 60602	586,799	3.8	132,597	55.9%	9.4
Kevin Douglas (7) 1101 Fifth Avenue, Suite 360 San Rafael, CA 94901	576,017	3.7	—	—	2.8
Garden Valley Telephone Co. 201 Ross Avenue Erskine, MN 56535	85,418	*	45,035	19.0	2.6
North Holdings, Inc. P.O. Box 211 Lowry, MN 56349	97,276	*	32,708	13.8	2.1
HTC Services, Inc. 345 2nd Avenue West Halstad, MN 56548	-	-	20,488	8.6	1.0

Richard P. Ekstrand (8)	517,307	3.3	32,708	13.8	4.1
Anthony J. Bolland (5)	806,051	4.9	—	—	4.0
James V. Continenza (9)	5,250	*	—	—	*
Paul J. Finnegan (3)	1,198,576	7.2	—	—	5.9
Jacques Leduc (98)	5,250	*	—	—	-
Ann K. Newhall (10)	316,029	2.0	—	—	1.5
George M. Revering (11)	114,850	*	—	—	*
Wesley E. Schultz (12)	280,942	1.8%	—	—	*
Don C. Swenson (11)	21,000	*	—	—	*
George W. Wikstrom (13)	43,633	*	—	—	*
David J. Del Zoppo (14)	52,944	*	—	—-	*
All directors and executive officers as a group (11 persons) (15)	3,361,832	18.2	32,708	13.8	17.4
  _________________

* Denotes less than 1%

(1)
Based on Schedule 13D/A dated February 26, 2008, filed jointly by GAMCO Asset Management Inc., GAMCO Investors, Inc., Gabelli Funds, LLC, MJG Associates, Inc., Gabelli Securities, Inc., Teton Advisors, Inc, GGCP, Inc., Gabelli & Company, Inc., Gabelli Foundation, Inc., LICT, and Mario J. Gabelli.

(2)	Based on Schedule 13G filed February 14, 2008, filed jointly by Eric Semler, TCS Capital GP, LLC, and TCS Capital Investments, L.P.

(3)
Based on Schedule 13D dated April 13, 2000 (the “April 2000 13D”), filed jointly by Boston Ventures Company V, L.L.C., Boston Ventures Limited Partnership V, Madison Dearborn Capital Partners III, L.P., Madison Dearborn Partners III, L.P., Madison Dearborn Partners, LLC, Madison Dearborn Special Equity III, L.P., Special Advisors Fund I, LLC, The Toronto-Dominion Bank, Toronto Dominion Holdings (U.S.A.), Inc. and Toronto Dominion Investments, Inc. Reflects 1,177,576 shares of Class A common stock into which the 55,000 shares of Class M convertible preferred stock held by certain affiliates of Madison Dearborn Partners, LLC may be converted. The shares of Class M preferred stock may vote on all matters submitted for a vote of the holders of the common stock on an as-converted basis. Also includes 21,000 shares of Class A common stock that may be issued upon exercise of currently exercisable options. Paul J. Finnegan is a Managing Director of Madison Dearborn Partners, Inc., an affiliate of Madison Dearborn Partners, LLC.

(4)	Based on Schedule 13G dated March 3, 2008, filed jointly on behalf of Caxton International Limited, Caxton Associates, L.L.C., and Bruce Kovner.

(5)
Based on the April 2000 13D. Reflects 785,051 shares of Class A common stock into which 36,667 shares of Class M convertible preferred stock owned by Boston Ventures Limited Partnership V may be converted. The shares of Class M preferred stock may vote on all matters submitted for a vote of the holders of the common stock on an as-converted basis. Also includes 21,000 shares of Class A common stock that may be issued upon exercise of currently exercisable options. Anthony J. Bollard is a general partner of Boston Ventures Management, Inc., an affiliate of Boston Ventures Limited Partnership V.

(6)
Based on Schedule 13G/A dated February 14, 2006, filed jointly by Telephone and Data Systems, Inc., Arvig Telephone Company, Mid-State Telephone Company, United States Cellular Corporation, United States Cellular Investment Company, LLC, TDS Telecommunications Corporation, USCCI Corporation, TDSI Telecommunications Corporation, and the Trustees of the TDS Voting Trust.

(7)
Based on Schedule 13G/A dated February 28, 2008, filed jointly on behalf of Kevin Douglas, Michelle Douglas, the Douglas Family Trust, the James Douglas and Jean Douglas Irrevocable Descendants’ Trust, the Estate of Cynthia Douglas, and James E. Douglas III.

(8)
Includes 97,276 shares of Class A common stock and 32,708 shares of Class B common stock owned by North Holdings, Inc., of which Mr. Ekstrand is the sole shareholder and president, and 500 shares of Class A common stock held by or on behalf of one of Mr. Ekstrand’s children. Also includes 335,420 shares of Class A common stock that may be purchased upon exercise of currently exercisable options.

(9)	Includes 5,250 shares of Class A common stock that may be purchased upon exercise of currently exercisable options.

(10)
Includes 273,467 shares of Class A common stock that may be purchased upon exercise of currently exercisable options. Also includes 5,000 shares of Class A common stock held by Ms. Newhall’s spouse and 1,000 shares of Class A common stock held in an IRA account.

(11)	Includes 21,000 shares of Class A common stock that may be purchased upon exercise of currently exercisable options.

(12)	Includes 210,967 shares of Class A common stock that may be purchased upon exercise of currently exercisable options.

(13)	Includes 10,500 shares of Class A common stock that may be purchased upon exercise of currently exercisable options.

(14)	Includes 36,614 shares of Class A common stock that may be purchased upon exercise of currently exercisable options.

(15)
Includes 1,962,627 shares of Class A common stock into which 91,667 shares of Class M convertible preferred stock may be converted and 961,468 shares of Class A common stock that may be purchased upon exercise of currently exercisable options.

 Junior Exchangeable Preferred Stock.  Because we have failed to pay the dividends on our 12 ¼% junior exchangeable preferred stock for six quarters, the holders of such shares have the right to elect two members of our board of directors. These directors would be in addition to the directors elected by the holders of the Class A and Class B common stock and the Class M preferred stock. Based upon information available to us at the time of the filing of our proxy statement for the 2007 annual meeting of shareholders, we are aware of the following holders (other than custodians) of more than five percent of the shares of 12 1 / 4 % junior exchangeable preferred stock currently outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Fidelity Management and Research Company 82 Devonshire Street Boston, MA 02109	79,646	30.8%
Citigroup Financial Products, Inc. 390 Greenwich Street New York, NY 10036	46,000	17.8

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Rural Cellular Corporation and its security holders and their respective affiliates engage in a variety of transactions between or among each other in the ordinary course of their respective businesses. In accordance with rules of The Nasdaq Stock Market, such transactions are reviewed and approved by the audit committee.

Transactions with Security Holders

We have entered into various arrangements with our shareholders or their affiliates. Arrangements involving shareholders or their affiliates that beneficially own more than 5% of any class of our stock and in which total payments for all of these arrangements exceeded $120,000 in fiscal 2007 are described below.

Roaming Arrangements.  We have roaming agreements with United States Cellular Corporation, a subsidiary of Telephone & Data Systems, Inc., which, together with its affiliates, beneficially owns more than 5% of our Class A and Class B common stock. Under the roaming agreements, we pay for service provided to our customers in areas served by United States Cellular Corporation and receive payment for service provided to customers of United States Cellular Corporation in our cellular service areas. We negotiated the rates of reimbursement with United States Cellular Corporation, and the rates reflect those charged by all carriers. Roaming charges are passed through to the customer. During 2007, charges to our customers for services provided by United States Cellular Corporation totaled $1,561,729, and charges by us to customers of United States Cellular Corporation totaled $1,846,180.

We also have roaming agreements with Alltel Communications, Inc. and its affiliates. During 2006, Alltel Communications was the beneficial owner of more than 5% of our 12 1/4 % Junior Exchangeable Preferred Stock which has the rights to elect two directors to our Board. In January 2007, Alltel sold its ownership of our 12 1/4 % Junior Exchangeable Preferred Stock.

Leases, Interconnection Service, and Agency Agreements.  We have arrangements with several of our shareholders for cell site leases, interconnection service agreements, and agent sales agreements. We currently lease office space in Detroit Lakes, Minnesota, from an affiliate of Arvig Enterprises, Inc. In addition, several of our shareholders and their affiliates serve as agents for the sale of our cellular and paging services.

•
During 2007, we paid $1,416,083 to Arvig Enterprises, Inc. and its affiliates for all services. Arvig Enterprises, Inc. is the beneficial owner of more than 5% of our outstanding Class B Common Stock. Don C. Swenson, one of our directors and a member of our audit committee and our compensation committee, serves as a director of Arvig Enterprises, Inc. and had served as Chief Operating Officer for Arvig Communications, Inc., an affiliate of Arvig Enterprises, Inc., from 1981 until his retirement in 2001.

•	During 2007, we paid $130,080 to Garden Valley Telephone Co. and its affiliates, which beneficially own more than 5% of our outstanding Class B Common Stock, for all services.

•	During 2007, we paid $27,944 to Telephone & Data Systems, Inc. and its affiliates for all services.

Cellular and Paging Service and Equipment.  Several of our shareholders are customers for our cellular and paging services and, in connection therewith, also purchase or lease cellular telephones and pagers from us. During 2007, Arvig Enterprises, Inc. and its affiliates were billed $164,112, and Garden Valley Telephone Co. was billed $16,094 for these services and equipment.

Independence of Directors

The Board of Directors has determined that, with the exception of Messrs. Ekstrand and Schultz and Ms. Newhall, all of the directors are independent as defined by the rules of the Nasdaq Stock Market.

ITEM 14.                                PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The following is a summary of the fees billed to RCC by DT for professional services rendered for the fiscal years ended December 31, 2007 and 2006:

Fee Category	Fiscal 2007	Fiscal 2006
Audit fees	$994,397	$875,578
Audit-related fees	86,431	26,250
Tax fees	56,116	32,384
All other fees	-	—
Total fees	$1,136,944	$934,212

Audit Fees.  Consists of fees billed for professional services rendered for the audit of RCC’s annual consolidated financial statements, review of the interim consolidated financial statements included in quarterly reports, services that are normally provided by DT in connection with statutory and regulatory filings or engagements, and services related to the review of and attestation to RCC’s internal control of financial reporting as required under Section 404 of the Sarbanes-Oxley Act. Also included are fees of $75,000 and $169,877 in 2007 and 2006, respectively, for services related to RCC’s offerings of senior subordinated floating rate notes in May 2007 and senior secured notes in May 2006.

Audit-Related Fees.  Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of RCC’s consolidated financial statements and are not reported under “Audit Fees.” These services include employee benefit plan audits, accounting consolidations in connection with acquisitions and divestitures, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

Tax Fees.  Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance, tax audit defense, and acquisitions and divestitures.

All Other Fees.  Consists of fees for products and services other than the services reported above.

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	(1) Financial Statements	Page Number In this Form 10-K

	Rural Cellular Corporation
	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	89
	Consolidated Balance Sheets as of December 31, 2007 and 2006	91
	Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006, and 2005	93
	Consolidated Statements of Shareholders’ Deficit for the Years Ended December 31, 2007, 2006, and 2005	94
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006, and 2005	96
	Notes to Consolidated Financial Statements	97
	RCC Minnesota. Inc,
	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	131
	Balance Sheets as of December 31, 2007 and 2006	132
	Statements of Operations for the Years Ended December 31, 2007, 2006, and 2005	133
	Statements of Shareholder’s Deficit for the Years Ended December 31, 2007, 2006, and 2005	134
	Statements of Cash Flows for the Years Ended December 31, 2007, 2006, and 2005	135
	Notes to Financial Statements	136

	(2) Financial Statement Schedules

	The following financial statement schedule is filed as part of this Form 10-K:
	Schedule II - Valuation and Qualifying Accounts	129
	All schedules not included are omitted either because they are not applicable or because the information required therein is included in Notes to Consolidated Financial Statements.
	(3) Exhibits

	See Exhibit Index on page 141.

(b)	Exhibits
	See Exhibit Index.
(c)	Financial Statement Schedules
	See Item 15 (a) (2), above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rural Cellular Corporation

Dated: March 11, 2008	By: /s/ Richard P. Ekstrand
Richard P. Ekstrand
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard P. Ekstrand	President and	March 11, 2008
Richard P. Ekstrand	Chief Executive Officer (Principal Executive Officer) and Director
/s/ Wesley E. Schultz	Executive Vice President,	March 11, 2008
Wesley E. Schultz	Chief Financial Officer and Director
/s/ David J. Del Zoppo	Senior Vice President, Finance and Accounting	March 11, 2008
David J. Del Zoppo	(Principal Accounting Officer)

/s/ Ann K. Newhall	Executive Vice President,	March 11, 2008
Ann K. Newhall	Chief Operating Officer and Director
/s/ George W. Wikstrom	Director	March 11, 2008
George W. Wikstrom
/s/ Don C. Swenson	Director	March 11, 2008
Don C. Swenson
/s/ George M. Revering	Director	March 11, 2008
George M. Revering
/s/ Anthony J. Bolland	Director	March 11, 2008
Anthony J. Bolland

/s/ Paul J. Finnegan	Director	March 11, 2008
Paul J. Finnegan

/s/ Jacques Leduc	Director	March 11, 2008
Jacques Leduc

/s/ James V. Continenza	Director	March 11, 2008
James V. Continenza

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Rural Cellular Corporation and Subsidiaries
Alexandria, Minnesota

We have audited the accompanying consolidated balance sheets of Rural Cellular Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ deficit and other comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2007, the Company adopted Statement of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. As discussed in Note 3 to the consolidated financial statements, on January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and changed its method of accounting for share-based payments.

/s/ Deloitte & Touche LLP
Minneapolis, MN
March 11, 2008

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS
	December 31,
	2007	2006

CURRENT ASSETS:
Cash and cash equivalents	$114,366	$72,495
Short-term investments	-	110,716
Accounts receivable, less allowance for doubtful accounts of $3,230 and $2,676	69,053	62,592
Inventories ,	15,285	11,366
Other current assets	5,365	4,265
Total current assets	204,069	261,434
PROPERTY AND EQUIPMENT, net	219,184	211,978
LICENSES AND OTHER ASSETS:
Licenses, net	536,402	524,713
Goodwill, net	359,808	348,684
Customer lists, net	7,199	10,734
Deferred debt issuance costs, net	18,630	21,910
Other assets, net	4,553	5,195
Total licenses and other assets	926,592	911,236
	$1,349,845	$1,384,648

The accompanying notes are an integral part of these consolidated balance sheets.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (In thousands, except per share data)

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	December 31,
	2007	2006

CURRENT LIABILITIES:
Accounts payable	$37,632	$38,580
Advance billings and customer deposits	13,719	12,031
Accrued interest	32,388	42,784
Other accrued expenses	10,694	7,832
Total current liabilities	94,433	101,227
LONG-TERM LIABILITIES	1,845,102	1,862,919
Total liabilities	1,939,535	1,964,146

REDEEMABLE PREFERRED STOCK	201,519	185,658

SHAREHOLDERS’ DEFICIT:
Class A common stock; $.01 par value; 200,000 shares authorized, 15,470 and 15,048 outstanding	155	151
Class B common stock; $.01 par value; 10,000 shares authorized, 236 and 398 outstanding	2	4
Additional paid-in capital	232,756	228,149
Accumulated deficit	(1,024,122)	(993,460)
Total shareholders’ deficit	(791,209)	(765,156)
	$1,349,845	$1,384,648

The accompanying notes are an integral part of these consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share data)

	For the Years Ended December 31,
	2007	2006	2005
REVENUE:
Service	$425,125	$385,220	$387,848
Roaming	182,795	153,867	122,774
Equipment	27,395	25,373	34,313
Total revenue	635,315	564,460	544,935
OPERATING EXPENSES:
Network costs, excluding depreciation	159,857	138,047	120,322
Cost of equipment sales	58,339	56,587	58,266
Selling, general and administrative	160,805	147,271	152,918
Depreciation and amortization	79,448	128,415	100,463
Impairment of assets	-	23,800	7,020
Total operating expenses	458,449	494,120	438,989
OPERATING INCOME	176,866	70,340	105,946
OTHER INCOME (EXPENSE):
Interest expense	(197,510)	(194,997)	(171,831)
Interest and dividend income	6,427	7,866	2,221
Other	(931)	369	(876)
Other expense, net	(192,014)	(186,762)	(170,486)
LOSS BEFORE INCOME TAX BENEFIT	(15,148)	(116,422)	(64,540)
INCOME TAX BENEFIT	(347)	(381)	(418)
NET LOSS	(14,801)	(116,041)	(64,122)
PREFERRED STOCK DIVIDEND	(15,861)	(14,677)	(7,174)
LOSS APPLICABLE TO COMMON SHARES	$(30,662)	$(130,718)	$(71,296)
BASIC AND DILUTED WEIGHTED AVERAGE SHARES USED TO COMPUTE LOSS PER SHARE:	15,427	14,125	12,695

NET LOSS PER BASIC AND DILUTED SHARE	$(1.99)	$(9.25)	$(5.62)

The accompanying notes are an integral part of these consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
(In thousands)

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Deficit	Comprehensive Loss
BALANCE, December 31, 2004	11,836	$118	540	$5	$193,347	$(791,446)	$(698)	$2,336	$(596,338)
Stock issued through employee stock purchase plan	71	1	-	-	378	-	-	-	$379	-
Stock options exercised	169	2	-	-	1,189	-	-	-	1,191	-
Class A common issued in exchange for senior exchangeable preferred stock	1,153	12	-	-	13,423	-	-	-	13,435	-
Conversion of Class B common stock to Class A common stock	218	2	(218)	(2)	-	-	-	-	-	-
Conversion of Class T preferred Stock to Class A and Class B common stock	43	-	105	1	2,476	-	-	-	2,477	-
Issuance of non-vested	40	-	-	-	1,607	-	(1,599)	-	8	-
Amortization of unearned compensation	-	-	-	-	-	-	498	-	498	-
COMPONENTS OF COMPREHENSIVE LOSS
Net loss applicable to common shares	-	-	-	-	-	(71,296)	-	-	(71,296)	$(71,296)
Current year effect of derivative financial instruments	-	-	-	-	-	-	-	(2,336)	(2,336)	(2,336)
Total comprehensive loss										$(73,632)
BALANCE, December 31, 2005	13,530	$135	427	$4	$212,420	$(862,742)	$(1,799)	$-	$(651,982)

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Unearned Compensation	Total Shareholders’ Deficit	Comprehensive Loss
BALANCE, December 31, 2005	13,530	$135	427	$4	$212,420	$(862,742)	$(1,799)	$(651,982)
Stock issued through employee stock purchase plan	88	1	-	-	468	-	-	469	-
Stock options exercised	215	3	-	-	1,614	-	-	1,617	-
Class A common issued in exchange for senior exchangeable preferred stock	1,167	12	-	-	14,077	-	-	14,089	-
Conversion of Class B common stock to Class A common stock	29	-	(29)	-	-	-	-	-	-
Share based compensation	-	-	-	-	908	-	-	908
Issuance of non-vested shares	19	-	-	-	461	-	-	461	-
Effect of accounting change (SFAS 123R)	-	-	-	-	(1,799)	-	1,799	-	-
COMPONENTS OF COMPREHENSIVE LOSS
Net loss applicable to common shares	-	-	-	-	-	(130,718)	-	(130,718)	(130,718)
Total comprehensive loss									$(130,718)
BALANCE, December 31, 2006	15,048	$151	398	$4	$228,149	$(993,460)	$-	$(765,156)
Stock issued through employee stock purchase plan	36	-	-	-	400	-	-	400
Stock options exercised	233	2	-	-	2,424	-	-	2,426
Conversion of Class B common stock to Class A common stock	162	2	(162)	(2)	-	-	-	-
Share based compensation	(9)	-	-	-	1,783	-	-	1,783
COMPONENTS OF COMPREHENSIVE LOSS
Net loss applicable to common shares	-	-	-	-	-	(30,662)	-	(30,662)	(30,662)
Total comprehensive loss									$(30,662)
BALANCE, December 31, 2007	15,470	$155	236	$2	$232,756	$(1,024,122)	$-	$(791,209)

The accompanying notes are an integral part of these consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Years ended December 31,
	2007	2006	2005
Net loss	$(14,801)	$(116,041)	$(64,122)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and customer list amortization	79,448	128,415	100,463
Loss on write-off of debt and preferred stock issuance costs	3,256	3,022	1,533
Mark-to-market adjustments – financial instruments	255	(197)	339
Net gain on repurchase and exchange of senior exchangeable preferred stock	-	(413)	(5,722)
Non--cash junior exchangeable preferred stock dividends	-	-	3,797
Impairment of assets	-	23,800	7,020
Stock based compensation	2,923	1,490	680
Deferred income taxes	(347)	(381)	(418)
Amortization of debt issuance costs	5,040	5,351	5,460
Amortization of discount on investments	(1,260)	(2,878)	-
Other	(700)	(361)	1,365
Change in other operating elements:
Accounts receivable	(10,428)	6,494	(14,262)
Inventories	(3,285)	1,483	(5,191)
Other current assets	(1,061)	15	(105)
Accounts payable	8,537	(6,886)	6,757
Advance billings and customer deposits	1,544	146	809
Accrued senior and junior exchangeable preferred stock dividends	(28,857)	47,520	33,211
Accrued interest	(10,396)	3,448	2,021
Other accrued expenses	2,613	(1,160)	(698)
Net cash provided by operating activities	32,481	92,867	72,937
INVESTING ACTIVITIES:
Purchases of property and equipment	(61,497)	(47,458)	(94,951)
Purchases of short-term investments	(20,497)	(188,166)	(66,778)
Maturities of short-term investments	132,473	148,100	-
Purchases of wireless properties	(49,070)	-	-
Proceeds from sale of property and equipment	57	2,723	247
Other	603	(97)	(103)
Net cash provided by (cash used in) investing activities	2,069	(84,898)	(161,585)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	2,826	2,086	1,570
Proceeds from issuance of long-term debt under the credit facility, net	58,000	-	58,000
Repayments of long-term debt under the credit facility	(58,000)	-	-
Proceeds from issuance of senior subordinated floating rate notes	425,000	-	172,816
Proceeds from issuance of 8 1/4% senior secured notes	-	166,600	-
Redemption of senior subordinated notes	(300,000)	-	-
Redemption of senior subordinated debentures	(115,488)	-	-
Redemption of senior secured floating rate notes	-	(160,000)	-
Redemption of 9 5/8% senior subordinated notes	-	-	(125,000)
Repurchases of senior exchangeable preferred stock	-	(27,721)	(13,355)
Payments of debt issuance costs	(5,017)	(3,261)	(3,798)
Other	-	-	(102)
Net cash (used in) provided by financing activities	7,321	(22,296)	90,131
NET (DECREASE) INCREASE IN CASH	41,871	(14,327)	1,483
CASH AND CASH EQUIVALENTS, at beginning of year	72,495	86,822	85,339
CASH AND CASH EQUIVALENTS, at end of year	$114,366	$72,495	$86,822

The accompanying notes are an integral part of these consolidated financial statements.

RURAL CELLULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006, and 2005

1. Organization and Nature of Business:

Rural Cellular Corporation (“RCC” or the “Company”) is a wireless communications service provider focusing primarily on rural markets in the United States. The Company’s principal operating objective is to increase revenue and achieve profitability through increased penetration in existing wireless markets.

On July 29, 2007, the Company entered into a merger agreement with Cellco Partnership, a general partnership doing business as Verizon Wireless, AirTouch Cellular, an indirect wholly-owned subsidiary of Verizon Wireless, and Rhino Merger Sub, a wholly-owned subsidiary of AirTouch Cellular referred to as Rhino Merger Sub, pursuant to which Rhino Merger Sub will merge with and into RCC with RCC continuing as the surviving corporation and becoming a subsidiary of Verizon Wireless. The merger was approved by the Company’s shareholders on October 4, 2007, and the consummation of the merger remains subject to receipt of certain regulatory approvals.

RCC’s operating territories include portions of five states in the Northeast, three states in the Northwest, four states in the Midwest, two states in the South, and the western half of Kansas (Central territory). Within each of its five territories, RCC has deployed a strong local sales and customer service presence in the communities it serves. RCC’s marketed networks covered a total population of approximately 7.2 million POPs and served 790,705 voice customers as of December 31, 2007.

The Company has preferred roaming relationships with AT&T Wireless, T-Mobile, and Verizon Wireless in its various territories.

Reflecting RCC’s 2.5G network overlay and expansion, which began in late 2003, RCC’s network has grown from approximately 800 cell sites in early 2004 to 1,322 at December 31, 2007 and its 2.5G networks are operational in all five territories.

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

Short-term Investments

The Company considers all debt securities with maturities of more than three months but less than one year as short-term investments and classifies these investments as held to maturity. Short-term Investments primarily consist of direct obligations of the U.S. Treasury, including bills, notes and bonds or obligations issued or guaranteed by agencies of the U.S. government and are recorded at cost. The Company intends to hold these investments through maturity. At December 31, 2007, the Company did not have any short-term investments. At December 31, 2006, the carrying value of our short-term investments was approximately $110.7 million and was approximately the same as their fair market value.

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

The components of property and equipment and the useful lives of the Company’s assets are as follows as of December 31 (in thousands):

	2007	2006	Useful Lives
Land	$13,534	$11,461	N/A
Building and towers	102,333	94,161	15-39 Years
Equipment (1)	414,894	365,436	2-7 Years
Phone service equipment	211	711	19 Months
Furniture and fixtures (2)	29,896	27,410	3-7 Years
Assets under construction	857	4,433	N/A
	561,725	503,612

Less—accumulated depreciation	(342,541)	(291,634)
Property and equipment – net	$219,184	$211,978
(1)	Includes the cost of cell site radio equipment, switch equipment, billing hardware and related software.
(2)	Includes the cost of furniture, in-house computer hardware/software, and phone system equipment.

The Company’s network construction expenditures are recorded as assets under construction until the system or assets are placed in service and ready for their intended use, at which time the assets are transferred to the appropriate property and equipment category.  During the years ended December 31, 2007, 2006, and 2005, the Company capitalized $2.7 million, $2.0 million, and $3.7 million, respectively, in salaries of the Company’s employees.  The Company did not capitalize interest cost in 2007. In 2006 and 2005 the Company capitalized interest cost of $298,000 and $1.8 million, respectively.

The Company depreciates its wireless communications equipment using the straight-line method over estimated useful lives. RCC periodically reviews changes in its technology and industry conditions, asset retirement activity, and salvage to determine adjustments to estimated remaining useful lives and depreciation rates. Total depreciation expense for the years ended December 31, 2007, 2006, and 2005 was $69.6 million, $109.5 million, and $81.5 million, respectively.

During the fourth quarter of 2006, the Company reviewed the lives of certain CDMA assets and reduced the remaining useful life of this equipment from approximately 40 months to 9 months. As a result, these CDMA assets were fully depreciated at June 30, 2007. Reflecting the shortened useful lives of this CDMA equipment, the Company recorded additional depreciation expense of $4.0 million in 2007 and $2.0 million in the fourth quarter of 2006.

During the fourth quarter of 2005, the Company reviewed the lives of its TDMA cell site assets and reduced the remaining useful life of this equipment from 21 months to 15 months. As a result, all TDMA equipment was fully depreciated by December 31, 2006. Reflecting the shortened useful lives of the TDMA equipment, the Company recorded $47.8 million of TDMA depreciation expense in 2006 compared to $39.9 million in 2005. During the year ended December 31, 2006, the Company retired and disposed of $133.5 million in fully depreciated TDMA network assets.

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

The components of licenses and other intangible assets are as follows:

		Year Ended December 31, 2007
(in thousands)	As of December 31, 2006	Net Acquisition / (Disposition)	Impairment of Assets	Amortization Expense	As of December 31, 2007
Licenses, net	$524,713	$11,689	$-	$-	$536,402
Goodwill, net	348,684	11,124	-	-	359,808
Customer lists
Gross Valuation	144,415	6,000	-	-	150,415
Accumulated amortization	(133,681)	-	-	(9,535)	(143,216)
	10,734	6,000	-	(9,535)	7,199

Total	$884,131	$28,813	$-	$(9,535)	$903,409

		Year Ended December 31, 2006
(in thousands)	As of December 31, 2005	Net Acquisition / (Disposition)	Impairment of Assets	Amortization Expense	As of December 31, 2006
Licenses, net	$548,513	$-	$(23,800)	$-	$524,713
Goodwill, net	348,684	-	-	-	348,684
Customer lists
Gross Valuation	144,415	-	-	-	144,415
Accumulated amortization	(115,114)	-	-	(18,567)	(133,681)
	29,301	-	-	(18,567)	10,734

Total	$926,498	$-	$(23,800)	$(18,567)	$884,131

Customer list amortization expense for the years ended December 31, 2007, 2006, and 2005 was approximately $9.5 million, $18.6 million, and $18.6 million, respectively.  Customer list amortization expense is estimated to be approximately $3.3 million in 2008, $1.2 million in 2009, $1.2 million in 2010, $1.2 million in 2011 and $300,000 in 2012.

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

Under SFAS No. 142, we performed annual impairment tests in 2007, 2006, and 2005 for our indefinite lived assets.  Based on these tests, we recorded a non-cash impairment charge included in operating expenses of $23.8 million in the fourth quarter of 2006. The impairment charge in 2006 primarily resulted from a decline in license valuation in our South territory. There was no impairment charge in 2007 and 2005 related to our annual assessment under SFAS No. 142.

Deferred Debt Issuance Costs

Deferred debt issuance costs relate to the credit facility, senior secured notes, senior notes, senior subordinated notes and certain preferred stock issuances. These costs are being amortized over the respective instruments’ terms. If the related debt issuance is extinguished prior to maturity, the debt issuance costs are immediately expensed.

The Company has recorded within interest expense $3.3 million, $3.0 million, and $1.5 million of deferred debt issuance costs related to debt extinguishments in 2007, 2006, and 2005, respectively.

The gross valuation and accumulated amortization of deferred debt issuance costs are as follows:

	As of December 31,
(in thousands)	2007	2006
Gross valuation	$32,997	$37,410
Accumulated amortization	(14,367)	(15,500)
	$18,630	$21,910

Other Assets

Other assets primarily consist of costs related to deferred compensation, spectrum relocation, and restricted investments. Restricted investments represent the Company’s investments in the stock of CoBank and are stated at cost, which approximates fair value.

The gross valuation and accumulated amortization of other assets are as follows:

	As of December 31,
(in thousands)	2007	2006
Gross valuation	$7,544	$7,862
Accumulated Amortization	(2,991)	(2,667)
	$4,553	$5,195

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

Net Loss Per Common Share

Basic net loss per share (“EPS”) is computed by dividing net loss by the weighted average number of shares outstanding during the year. Potential common shares of 1,381,746, 1,653,004, and 1,863,029 related to the Company’s outstanding stock options, were excluded from the computation of the diluted EPS for the years ended December 31, 2007, 2006, and 2005, respectively. Also excluded from the computation of the diluted EPS for the years ended December 31, 2007, 2006, and 2005 were 168,167, 177,667 shares, and 160,167 shares of non-vested shares granted in 2007, 2006, and 2005, respectively, in addition to 131,290 of non-vested units for the year end December 31, 2007 and 70,679 of non-vested units for the year end December 31, 2006. The Company’s outstanding stock options, non-vested shares, and non-vested units were excluded from the computation of the diluted EPS because they had an antidilutive effect on earnings per share.

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

For the years ended December 31, 2007, 2006, and 2005, AT&T (on a pro forma basis giving effect to AT&T’s November 2007 purchase of Dobson Cellular), Verizon Wireless, and T−Mobile together accounted for approximately 95%, 93%, and 92%, respectively, of our total outcollect roaming minutes.  For the years ended December 31, 2007, 2006, and 2005, AT&T(on a pro forma basis giving effect to AT&T’s November 2007 purchase of Dobson Cellular) accounted for approximately 14.8%, 14.5%, and 12.2%, of our total revenue.

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

In June 2005, the Company’s customer relationship management and billing managed services agreement with Amdocs was mutually terminated. As a result of the termination of the agreement, RCC recorded a charge to operations in 2005 of $7.0 million, reflecting the write-down of certain development costs previously capitalized.  There was no impairment charge in 2007 and 2006 related to our assessment under SFAS No. 144.

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

Recently Issued Accounting Pronouncements

Uncertainty in Income Taxes. On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

The Company files U.S. federal and state income tax returns.  Because of our net operating loss (NOL) carryforwards, it is subject to U.S. federal, state and local income tax examinations by tax authorities for years beginning 1993 and forward.  There was no cumulative effect related to adopting FIN 48. However, certain amounts have been reclassified in the statement of financial position in order to comply with the requirements of the statement.

As of January 1, 2007, RCC reduced its deferred tax assets and corresponding valuation allowance for $5.4 million of unrecognized tax benefits related to various state income tax matters. None of this amount, if recognized, would impact its effective tax rate. For the year ended December 31, 2007, its total deferred tax asset and valuation allowance adjustment for unrecognized tax benefits is $5.8 million, an increase of $417,000.

The following table summarizes the activity related to our unrecognized tax benefits:

Total (in thousands)
Balance at January 1, 2007	$5,425
Increase related to current year tax positions	417
Balance at December 31, 2007	$5,842

RCC’s policy is to record penalties and interest related to unrecognized tax benefits in income tax expense. As of January 1, 2007 and December 31, 2007, it has not recorded penalties or interest on either the balance sheet or in the income statement.

The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

Sales Taxes Collected From Customers and Remitted to Governmental Authorities. In March 2006, the FASB Emerging Issues Task Force issued Issue 06-03 (“EITF 06-03”), How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement. A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes. The guidance is effective for periods beginning after December 15, 2006. It presents sales net of sales taxes. The Company’s adoption of EITF 06-03 on January 1, 2007 did not have an effect on its policy related to sales taxes and, therefore, did not have an effect on its consolidated financial statements.
Measuring Fair Value. In September 2006, the FASB issued SFAS No. 157 (“SFAS No. 157”), Fair Value Measurements.   This statement establishes a consistent framework for measuring fair value and expands disclosures on fair value measurements. SFAS No. 157 is effective for RCC starting in fiscal 2008.  RCC has not determined the impact, if any, the adoption of this statement will have on its consolidated financial statements.  In February 2008, the FASB issued FASB Statement of Position, or FSP, No. 157-2 (“FSP 157-2”), Partial Deferral of the Effective Date of Statements 157, which delays the effective date of SFAS No. 157, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financials statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. Although the Company will continue to evaluate the application of SFAS No. 157, it does not believe adoption will have a material impact on its results of operations or financial position.

The Fair Value Option for Financial Assets and Financial Liabilities. In February 2007, the FASB issued SFAS Statement No. 159 (“SFAS No. 159”), The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS Statement 115, permitting entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis. SFAS Statement 159 will be adopted January 1, 2008, as required by the statement. The Company has not determined the impact, if any, the adoption of this statement will have on its consolidated financial statements.

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

The Company accounted for stock options granted prior to December 31, 2005 in accordance with APB 25, under which no compensation expense was recognized as the grant date fair value was equal to the exercise price. In accordance with the modified prospective transition method pursuant to SFAS No. 123(R), RCC’s condensed consolidated financial statements for periods prior to the first quarter of fiscal 2006 have not been restated to reflect this change. Stock−based compensation recognized during each period is based on the value of the portion of the stock−based awards that will vest during that period, adjusted for expected forfeitures. Stock−based compensation recognized in the Company’s condensed consolidated financial statements for the year ended December 31, 2006 included compensation costs for stock−based awards granted prior to, but not fully vested as of, December 31, 2005 and stock−based awards granted subsequent to December 31, 2005. The Company additionally reclassified unearned compensation on non-vested stock awards of $1.8 million to additional paid−in capital. The cumulative effect adjustment for forfeitures related to stock−based awards was immaterial.

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

Because RCC considers its options to be “plain vanilla,” it estimated the expected term using a modified version of the simplified method, as prescribed by SAB No. 107 and SAB No. 110, for options granted in 2007 and 2006. Options are considered to be “plain vanilla” if they have the following basic characteristics: granted “at−the−money”; exercisability is conditioned upon service through the vesting date; termination of service prior to vesting results in forfeiture; limited exercise period following termination of service; and options are non−hedgeable. The Company used the following assumptions to estimate the fair value of share−based payment awards:

	2006 Omnibus Incentive Plan Options and Prior Plans Year ended December 31,
	2007	2006
Average expected term (years)	6.5 yrs	6.5 yrs
Expected volatility	80.00%	82.00%
Risk-free interest rate	4.88%	5.17%
Expected dividend yield	-	-

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

(in thousands)	Year ended December 31,
	2007	2006
Total stock-based compensation included in SG&A	$2,923	$1,490

Approval of 2006 Omnibus Incentive Plan − Shares Available Under the Plan. On May 25, 2006, RCC's shareholders approved the Rural Cellular Corporation 2006 Omnibus Incentive Plan (the “New Plan”). The New Plan affords the Board, acting through its Compensation Committee, the ability to design compensatory awards that are responsive to RCC's needs and includes authorization for a variety of awards designed to advance RCC's interests and long−term success by encouraging stock ownership among officers, directors, and employees. RCC has historically granted stock options and non-vested stock under various incentive compensation plans, including our 1995 Stock Compensation Plan and the Stock Option Plan for Nonemployee Directors (the “Prior Plans”). No further awards may be made under these Prior Plans after May 25, 2006. The New Plan replaced Prior Plans. Unissued shares totaling 255,697 from Prior Plans were transferred to the New Plan. RCC's Employee Stock Purchase Plan will continue in effect.

The number of shares of RCC's Class A common stock that may be issued or transferred under the New Plan is 1,000,000 shares plus any shares not issued or subject to outstanding awards under the Prior Plans as of the effective date of the New Plan or any such shares that cease for any reason to be subject to the Prior Plans after the effective date of the New Plan.

The following table summarizes plan activity under our various stock compensation plans from December 31, 2006 through December 31, 2007:

	2006 Omnibus Incentive and Prior Plans	Employee Stock Purchase Plan (1)
Available for issuance at December 31, 2006	1,111,909	138,374
Options granted	(19,634)	(63,283)
Non-vested shares awarded	(75,802)	-
Options forfeited	57,490	-
Non-vested shares forfeited	23,693	-
Available for issuance at December 31, 2007	1,097,656	75,091

(1) Employee Stock Purchase Plan options granted of 63,283 shares reflect contributions made in 2007 with corresponding shares being awarded in January 2008.

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

The non-vested shares were granted to the recipients at no cost.  As of December 31, 2007, there was a total of $2.6 million of total unrecognized compensation cost related to non-vested shares.  This compensation cost will be expensed over a remaining average life of 1.5 years.  The total fair value of non-vested shares that vested during the year ended December 31, 2007, 2006, and 2005 was $9,491, $15,720 and $6,429, respectively.

For the year ended December 31, 2007, 2006, and 2005 transactions in non-vested shares were as follows:

	Non-vested shares & units	Weighted Average Fair Value ($)
Non-vested shares outstanding, December 31, 2004	118,667	$9.50
Granted	47,500	9.06
Vested	(676)	9.51
Forfeited	(5,324)	9.51
Non-vested shares outstanding, December 31, 2005	160,167	9.37
Granted	95,679	13.85
Vested	(1,653)	9.51
Forfeited	(5,847)	9.51
Non-vested shares outstanding December 31, 2006	248,346	11.09
Granted	75,802	19.86
Vested	(998)	9.51
Forfeited	(23,693)	13.63
Non-vested shares outstanding December 31, 2007	299,457	$13.12

Employee Stock Purchase Plan

Under the employee stock purchase plan, employees who satisfy certain length of service and other criteria are permitted to purchase shares of Class A common stock at 85% of the fair market value of the Class A common stock on the first business day of January or the last business day of December of each year, whichever is lower. The number of shares authorized to be issued under the employee stock purchase plan is 750,000.  Each year, employees participate in this plan by making contributions through payroll deduction.  The number of purchased shares is determined and issued in January of the following year.  Accordingly, we issued 63,283, 35,822, and 88,116, shares, at an exercise price of $10.93, $11.17, and $5.32, respectively, during the three months ended March 31, 2008, 2007, and 2006. The shares under the Employee Stock Purchase Plan are expensed during the year the employee made the contribution.

Stock Options

Stock options outstanding under our 2006 Omnibus Incentive Plan and Prior Plans as of December 31, 2007 have exercise prices ranging between $0.76 and $79.25.  Stock options granted to employees typically vest ratably over five years and have a maximum term of ten years.  Stock options granted to directors typically vest in full after one year and have a maximum term of six years.  The expense related to these options is recorded on a straight line basis over the vesting period.

During 2007, we issued options totaling 19,634 shares at an exercise price of $30.81 under our 2006 Omnibus Incentive Plan.

During 2006, we issued options totaling 75,960 shares at an exercise price of $13.56 under our 2006 Omnibus Incentive Plan.

During the year ended December 31, 2005, we issued options totaling 20,000 shares at an exercise price of $8.88 under our Stock Compensation Plan. Also during the year ended December 31, 2005, we issued options totaling 36,750 shares at an exercise price of $4.89 under our Nonemployee Director Plan.

The fair value of options that vested during the year ended December 31, 2007, 2006, and 2005 was $634,000, $1.2 million, and $2.9 million, respectively.

As of December 31, 2007, there was a total of $3.3 million of total unrecognized compensation cost related to stock awards (including non-vested shares), which will be expensed a weighted average period of 1.7 years.

For the year ended December 31, 2007, 2006 and 2005, we received approximately $2.1 million, $1.6 million, and $1.2 million, respectively in cash from option exercises.  We have not realized any tax benefit on option exercises given our operating loss carryforward position and uncertainties regarding our ability to realize our deferred tax assets.

Information related to stock options issued under the 2006 Omnibus Incentive Plan and Prior Plans is as follows:

	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	1,653,004	$14.77	1,863,029	$15.09	2,044,037	$14.61
Granted	19,634	$30.81	75,960	$13.56	56,750	$6.30
Exercised	(233,402)	$10.38	(213,693)	$7.53	(169,517)	$7.02
Cancelled	(57,490)	$29.85	(72,292)	$42.61	(68,241)	$13.30
Outstanding, end of period	1,381,746	$15.16	1,653,004	$14.77	1,863,029	$15.09
Exercisable, end of period	1,231,244	$15.71	1,370,944	$16.64	1,409,119	$17.91
Weighted average fair value of options granted		$22.77		$10.08		$5.18

The following table summarizes the weighted contractual life of currently outstanding and exercisable options:

Weighted Average Contractual Option Life
Year End	Outstanding (years)	Exercisable (years)
2005	5	3
2006	4	4
2007	4	3

he following table summarizes certain information concerning currently outstanding and exercisable options as of December 31, 2007:

Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$00.00 – $9.99	628,000	4	2.87	557,900	2.91
$10.00 – $19.99	318,535	2	13.36	257,767	13.31
$20.00 – $29.99	253,700	3	27.21	253,700	27.21
$30.00 - $39.99	127,611	4	35.12	107,977	35.91
$40.00 – $49.99	13,500	2	43.25	13,500	43.25
$50.00 - $59.99	8,500	2	56.59	8,500	56.59
$70.00 - $79.25	31,900	2	76.69	31,900	76.69
$00.00 - $79.25	1,381,746	4	15.17	1,231,244	15.71

The intrinsic value for options outstanding at December 31, 2007, 2006, and 2005, was $40.7 million, $7.6 million, and $10.8 million, respectively. The intrinsic value for options exercisable at December 31, 2007, 2006, and 2005, was $35.7 million, $5.5 million, and $6.2 million, respectively. The intrinsic value for exercised options during the years ended December 31, 2007, 2006, and 2005, were $7.8 million, $1.2 million, and $1.3 million, respectively. The aggregate intrinsic value of options outstanding and exercisable at December 31, 2007 is calculated as the difference between the exercise price of the underlying options and the yearend market price of our common stock for shares that had exercise prices lower than our per share closing market price.

The following schedule shows our net loss and net loss per share for the years ended December 31, 2005 had compensation expense been determined consistent with the provisions of SFAS No. 123(R).   The pro forma information presented below is based on several subjective assumptions and should not be viewed as indicative of future periods.

Years Ended December 31,
(in thousands, except for per share data)	2005
Net loss applicable to common shares:
As reported	$(71,296)
Fair value compensation expense	(2,921)
Pro forma	$(74,217)
Net loss per basic and diluted share:
As reported	$(5.62)
Fair value compensation expense	(0.23)
Pro forma	$(5.85)

On a pro forma basis, assuming compensation expense was determined consistent with the provisions of SFAS No. 123(R), stock compensation expense during the year ended December 31, 2005 was $3.6 million as compared to stock compensation expense for the year ended December 31, 2006 of $1.5 million. The decline in compensation expense for the year ended December 31, 2006 compared to 2005 reflects a higher number of shares fully vesting in 2005 as compared to 2006.

Stock compensation expense during the year ended December 31, 2007 increased to $2.9 million as compared to $1.5 million for the year ended December 31, 2006 primarily reflecting the increase in market price of our stock and its effect on the valuation and the corresponding expense related to current and prior year stock-based awards.

4.  Long-term Liabilities:

The Company had the following long-term liabilities outstanding as of December 31 (in thousands):

	December 31,
	2007	2006

Line of credit	$58,000	$58,000
8 ¼% senior secured notes	510,000	510,000
9 7/8% senior notes	325,000	325,000
9 ¾% senior subordinated notes	-	300,000
Senior subordinated floating rate notes	175,000	175,000
Senior subordinated floating rate notes (due 2013)	425,000	-
11 3/8% senior exchangeable preferred stock	-	115,488
Accrued dividends on 11 3/8% senior exchangeable preferred stock	-	34,611
12 ¼% junior exchangeable preferred stock (due 2011)	255,558	255,558
Accrued dividends on 12 1/4% junior exchangeable preferred stock	70,671	64,917
Deferred tax liability	12,725	13,143
Premium on senior secured notes offering	4,300	5,572
Discount on senior subordinated floating rate notes	(1,663)	(1,917)
Asset retirement obligations and other	10,511	7,547
Long-term liabilities	$1,845,102	$1,862,919

Credit Facility   – As of December 31, 2007, the Company has drawn $58 million under its revolving credit facility at a rate of LIBOR plus 3.0% (6.9% as of December 31, 2007). The credit facility  is subject to various covenants, including the ratio of senior secured indebtedness to annualized operating cash flow (as defined in the credit facility), the ratio of total indebtedness to annualized operating cash flow, and the ratio of annualized operating cash flow to interest expense. In April 2007, the Company negotiated an amendment to its revolving credit facility explicitly permitting the payment of senior and junior exchangeable preferred stock dividends and replacing all financial covenant ratios with one new senior secured first lien debt covenant. RCC was in compliance with all financial covenants at December 31, 2007.

8 ¼% Senior Secured Notes Due 2012 – In March 2004 and May 2006, the Company issued $510 million aggregate principal amount of 8 1/4% senior secured notes due March 15, 2012 (“2012 notes”).

Interest on the 2012 notes is payable on March 15 and September 15 of each year.  After March 15, 2008, the Company may redeem the 2012 notes, in whole or in part, at prices starting at 104.125% of the principal amount at March 15, 2008, and declining to 102.063% at March 15, 2009 and 100.000% at March 15, 2010, plus accrued and unpaid interest to but excluding the date fixed for redemption.

9 7/8 % Senior Notes Due 2010 - In 2003, RCC issued $325 million principal amount of 9 7/8% senior notes due 2010. Interest is payable on February 1 and August 1 of each year. The notes will mature on February 1, 2010. After August 1, 2007, at RCC’s option, the Company may redeem the 9 7/8% notes at prices starting at 104.938% of the principal amount at August 1, 2007, declining to 102.469% at August 1, 2008 and 100% at August 1, 2009, plus accrued and unpaid interest to but excluding the date fixed for redemption.

Senior Subordinated Floating Rate Notes Due 2012 – In November 2005, the Company issued $175 million of Senior Subordinated Floating Rate Notes due 2012, which were sold at an original issue discount of $2.2 million, or 1.25%.  The effective interest rate at December 31, 2007 was 10.7%. Interest is reset quarterly.

The Company may redeem any of the Senior Subordinated Floating Rate Notes at any time on or after November 1, 2007, in whole or in part, at prices starting at 102.000% at November 1, 2007, and declining to 101.000% at November 1, 2008 and 100.000% at November 1, 2009, plus accrued and unpaid interest and liquidated damages, if any, up to, but excluding, the date of redemption.

11 3/8% Senior Exchangeable Preferred Stock – On May 15, 2007, the Company exchanged all outstanding shares of its 11 3/8% Senior Exchangeable Preferred Stock for 11 3/8% Senior Subordinated Debentures, which mature on May 15, 2010. (See “11 3/8% Senior Subordinated Debentures”)

Repurchase of Senior Exchangeable Preferred Stock. During the year ended December 31, 2007, we did not redeem any senior exchangeable preferred stock for cash. During the year ended December 31, 2006, RCC redeemed 22,721 shares of senior exchangeable preferred stock for $27.7 million cash.  The corresponding gain of $932,000, not including transaction commissions and other related fees, was recorded as a reduction of interest expense.

Exchange of Senior Exchangeable Preferred Stock for Class A Common Stock. During the year ended December 31, 2007, we did not redeem any senior exchangeable preferred stock for Class A common stock. During the year ended December 31, 2006, the Company redeemed an aggregate of 10,500 of its senior exchangeable preferred stock for an aggregate of 1,166,500 shares of our Class A common stock in negotiated transactions, resulting in a loss of $519,000. The shares were issued in reliance upon the exemption from registration provided in Section 3(a)(9) of the Securities Act of 1933, as amended.

11 3/8% Senior Subordinated Debentures – On May 30, 2007 the Company redeemed all of its 11 3/8% Senior Subordinated Debentures, of which the aggregate principal amount of the exchange debentures totaled $115,488,000.    (See “Senior Subordinated Floating Rates Notes Due 2013”)

9 3/4 % Senior Subordinated Notes – On May 30, 2007, the Company redeemed all of its $300 million principal amount 9 ¾% senior subordinated notes at 103.250%. (See “Senior Subordinated Floating Rates Notes Due 2013”)

Senior Subordinated Floating Rate Notes Due 2013 – On May 25, 2007 the Company issued $425 million aggregate principal amount of Senior Subordinated Floating Rate Notes due June 1, 2013 (“2013 notes”) and used the proceeds to redeem our 11 3/8% Senior Subordinated Debentures and our 9 3/4% Senior Subordinated Notes.  The 2013 notes mature on June 1, 2013.  Interest on the 2013 notes reset quarterly at a rate equal to the three month LIBOR, plus 3.00%, and is payable on March 1, September 1, September 1 and December 1 of each year, commencing on September 1, 2007.

The 2013 notes are redeemable at the Company’s option beginning June 1, 2008, at 102.000% of principal, plus accrued and unpaid interest, declining to 101.000% at June 1, 2009, and 100.000% at June 1, 2010.  Prior to June 1, 2008, the Company may, at its option, redeem up to 35% of the original aggregate principal amount of the 2013 notes with the net cash proceeds of certain sales of equity securities at 100.000% of principal, plus accrued and unpaid interest, if any and to the extent that, after such redemption, at least 65% of the aggregate principal amount of the 2013 notes remains outstanding.  In addition, prior to June 1, 2008, the Company may, at its option, redeem some or all of the 2013 notes at an established “make whole” price.  The 2013 notes rank junior in right of payment to our existing and future senior indebtedness and rank equally with all of our existing and future senior subordinated indebtedness. As of December 31, 2007, the Company was in compliance with covenants under the 2013 Notes.

12 1/4% Junior Exchangeable Preferred Stock – Due February 15, 2011. Dividends on the junior exchangeable preferred stock are cumulative, are payable quarterly, and are to be paid on any dividend payment date occurring after February 15, 2005 in cash.  The Company may redeem the junior exchangeable preferred stock in whole or in part, at any time, at a redemption price equal to 103.063% of the liquidation preference, declining to 101.531% at February 15, 2008, and 100.000% at February 15, 2009, plus accumulated and unpaid dividends, if any, to but excluding the redemption date.

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

Until May 15, 2007, the Company had not paid any junior exchangeable preferred stock dividends in cash and had accrued the undeclared dividends by increasing the carrying amount of the junior exchangeable preferred stock. On May 15, 2007, RCC paid four dividends on the junior exchangeable preferred stock, representing the quarterly dividends payable on August 15, 2006, November 15, 2006, February 15, 2007, and May 15, 2007. The dividend payments totaled approximately $128.24 per share, including accrued interest. The aggregate total dividends, which totaled approximately $32.8 million, were paid from existing cash. At December 31, 2007, the Company had accrued $70.7 million in undeclared dividends with respect to our junior exchangeable preferred stock, representing seven quarters in arrears, which will be payable at the mandatory redemption date, if not sooner declared and paid.

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

Since the Company has been six or more dividend payments in arrears, and, as of December 31, 2007, have not paid in full all dividends in arrears, the holders continue to have the right to elect two directors to the Company’s board.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. Pursuant to SFAS No. 150, the Company’s 11 3/8% Senior Exchangeable and 12 ¼ % Junior Exchangeable Preferred securities are classified as Long-Term Liabilities because these securities are exchangeable at the Company’s option for debentures of like terms. The dividend expense related to these instruments is classified as interest expense. For the years ended December 31, 2007 and 2006, dividends on these instruments were $45.6 million and $55.8 million, respectively.

Accrued dividends payable for the junior exchangeable preferred securities of $70.7 million as of December 31, 2007 are included in long-term liabilities.   The Company’s Class M Preferred Stock does not meet the characteristics of a liability, pursuant to SFAS No. 150, and will continue to be presented between liability and equity on the Company’s balance sheet.

Current portion of long-term debt – There was no current portion of the Company’s long-term debt as of December 31, 2007 and December 31, 2006.

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

	Carrying Value December 31,		Estimated Fair Market Value December 31,
(Dollars in thousands)	2007	2006	2007	2006
Financial liabilities
Credit facility	$58,000	$58,000	$56,840	$56,695
8 ¼% senior secured notes	514,300	515,572	529,125	529,125
9 7/8 % senior notes	325,000	325,000	337,188	344,500
9 3/4 % senior subordinated notes	-	300,000	-	306,750
Senior subordinated floating rate notes (due 2012)	173,337	173,083	178,500	182,656
Senior subordinated floating rate notes (due 2013)	425,000	-	431,375	-
11 3/8% senior exchangeable preferred stock	-	115,488	-	116,366
12 ¼% junior exchangeable preferred stock	255,558	255,558	260,301	230,769
Class M convertible preferred stock (1)	203,169	187,697	203,169	187,697
	1,954,364	1,930,398	1,996,498	1,954,558

Derivative financial instrument
Interest rate collar agreement	396	141	396	141
Morgan Stanley (terminates November 1, 2008)

Other
Accrued 11 3/8% senior exchangeable preferred stock dividends	-	34,611	-	34,611
Accrued 12 1/4% junior exchangeable preferred stock dividends	70,671	64,917	70,671	64,917
Asset retirement and other long-term liabilities	10,114	7,405	10,114	7,405
Total financial liabilities	$2,035,545	$2,037,472	$2,077,679	$2,061,632

(1)	These financial instruments are not actively traded and, therefore, the estimated fair market value is stated at the carrying value.

6. Redeemable Convertible Preferred Stock:

In April 2000, the Company issued 110,000 shares of Class M Voting Convertible Preferred stock. The security has a liquidation preference of $1,000 per share and is to be redeemed on April 3, 2012.

Class M Voting Convertible Preferred security balance sheet reconciliation (in thousands):

As of December 31, 2007
Preferred securities originally issued	$110,000
Accrued dividends	93,169
Unamortized issuance costs	(1,650)
$201,519

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

Amendment to Rights Plan. On July 29, 2007, prior to the execution of the merger agreement with Verizon Wireless, our board of directors approved an amendment to our rights plan, dated as of April 30, 1999, as amended on March 31, 2000, between us and Wells Fargo Bank, N.A., as successor rights agent. The amendment to the rights plan, among other things, renders the rights plan inapplicable to Verizon Wireless, AirTouch Cellular and Rhino Merger Sub solely by virtue of (i) the approval, execution or delivery of the merger agreement, (ii) the public or other announcement of the merger agreement or the transactions contemplated thereby, (iii) the consummation of the merger or (iv) the consummation of any other transaction contemplated by the merger agreement. The amendment also provides that the rights plan shall expire immediately prior to the effective time of the merger, if the rights plan has not otherwise terminated. If the merger agreement is terminated, the changes to the rights agreement pursuant to the amendment will be of no further force and effect.

8.	Income Taxes:

For the years ended December 31, 2007, 2006 and 2005 the Company recorded a benefit for income taxes related to the amortization of intangibles.

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax benefit recorded in the consolidated financial statements was as follows:

	Years ended December 31,
	2007	2006	2005
Tax at statutory rate	(35.0)%	(35.0)%	(35.0)%
State taxes	(3.0)	(3.0)	(3.0)
Benefit from Amortization	(2.7)	(0.3)	(0.6)
Other Perm. Differences	2.1	-	-
FAS 150 Interest	114.0	18.1	26.6
Non-deductible Transaction Costs	14.0	-	-
Adjustment for valuation allowance	(91.7)	19.9	11.4
	(2.3)%	(0.3)%	(0.6)%

The components of the Company’s current year income tax benefit consist of the following (in thousands):

	Years Ended December 31,
	2007	2006	2005
Current
Federal	$-	$-	$-
State	71	37	-
	71	37	-

Deferred
Federal	(385)	(385)	(385)
State	(33)	(33)	(33)
	(418)	(418)	(418)

Total	$(347)	$(381)	$(418)

The income tax effect of the items that create deferred income tax assets and liabilities is as follows (in thousands):

	December 31,
	2007	2006
Deferred income tax assets:
Operating loss carryforwards	$214,309	$205,243
Temporary differences:
Allowance for doubtful accounts	1,228	1,020

Other	6,028	3,868
Valuation allowance	(161,081)	(183,004)
Total deferred income tax assets	60,484	27,127
Deferred income tax liabilities:
Depreciation	(11,945)	(13,045)
Intangible assets	(61,264)	(26,940)
Other	-	(285)
Net deferred income tax liability	$(12,725)	$(13,143)

As of December 31, 2007, the Company had tax operating loss carryforwards of approximately $585 million available to offset future income tax liabilities.  Of these NOL carryforwards, $6.3 million when utilized, the benefit will be recorded through additional paid-in capital instead of the income statement.  These carryforwards expire in the years 2008 through 2027.  Internal Revenue Code Section 382 limits the availability and timing of the use of net operating loss carryforwards in the event of certain changes in the ownership of the Company’s common stock.

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

9.  Commitments and Contingencies:

Employment Agreements

The Company has employment agreements with certain executive officers with terms of three years.  These agreements provide for payment of amounts up to 3.00 times their average annual compensation for the three proceeding fiscal years if there is a termination of their employment as a result of a change in control of the Company, as defined in the agreements.  The maximum contingent liability under these agreements was $12.5 million at December 31, 2007.

Related Party Transactions

The Company has entered into various arrangements with its shareholders or their affiliates. Arrangements involving shareholders or their affiliates that beneficially own more than 5% of any class of the Company’s stock and in which total payments or receipts for these arrangements exceeded $120,000 are described below.

Agreements with Affiliates. The Company has arrangements with several of its shareholders for cell site leases, interconnection service agreements and agent sales agreements. During 2007, 2006, and 2005, the Company paid $1,875,238, $1,986,883, and $1,504,401, respectively, to related parties for these services net of amounts received from these shareholders for similar services provided by the Company. In addition, several of the Company’s shareholders are customers for its cellular and paging services and, in connection therewith, also purchase or lease cellular telephones from the Company.  During 2007, 2006, and 2005, the Company received $363,952, $231,611, and $249,387, respectively, from related parties for these services.

Roaming Arrangements. The Company has roaming agreements with United States Cellular Corporation, a subsidiary of Telephone & Data Systems, Inc. Affiliates of Telephone & Data Systems, Inc. beneficially own, in the aggregate, more than 5% of  the Company’s Class A and Class B Common Stock. Under the roaming agreements, the Company pays for service provided to its customers in areas served by United States Cellular Corporation and receives payment for service provided to customers of United States Cellular Corporation in the Company’s cellular service areas. RCC negotiated the rates of reimbursement with United States Cellular Corporation, and the rates reflect those charged by all carriers. During 2007, 2006, and 2005, charges to the Company for services provided by United States Cellular Corporation totaled $1,561,729, $1,744,161, and $1,933,176, and charges by the Company to United States Cellular Corporation totaled $1,846,180, $2,990,235, and $3,358,774, respectively.

Rural Cellular Corporation has had roaming and other service agreements with Alltel Corporation (“Alltel”). Under the roaming agreements, Rural Cellular Corporation has paid for service provided to its customers in areas served by Alltel and has received payment for service provided to these same companies in RCC’s cellular service areas. RCC negotiated the reimbursement and charge rates with these companies.

In August 2006, RCC was more than six payments in arrears on its junior exchangeable preferred stock. Accordingly a “Voting Rights Triggering Event,” for its junior exchangeable preferred stock holders had existed.  Because of Alltel’s ownership of more than 5% of the RCC’s Junior Exchangeable Preferred Stock and the “Voting Rights Triggering Event,” Alltel is a related party of RCC since August 2006.

While a related party in 2006, charges to RCC for services provided by Alltel Corporation were $2,173,489.   While a related party in 2006, charges by RCC to Alltel Corporation were $2,170,987.  Alltel sold their ownership of RCC’s Junior Exchangeable Preferred Stock in January 2007.

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

On August 3, 2007, a purported shareholder class action complaint, captioned Joshua Teitelbaum v. Rural Cellular Corporation, et al., was filed by a shareholder of RCC in the District Court of Douglas County, State of Minnesota, against RCC and its directors challenging the proposed merger. The complaint alleges causes of action for violation of fiduciary duties of care, loyalty, candor, good faith and independence owed to the public shareholders of RCC by the members of our board of directors and acting to put their personal interests ahead of the interests of RCC’s shareholders. The complaint seeks, among other things, to declare and decree that the merger agreement was entered into in breach of the fiduciary duties of the defendants and is therefore unlawful and unenforceable, to enjoin the consummation of the merger and to direct the defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of RCC’s shareholders and to refrain from entering into any transaction until the process for the sale or auction of RCC is completed and the highest possible price is obtained. We believe that the lawsuit is without merit. The parties have negotiated an agreement to resolve the action, subject to certain conditions. On January 25, 2008, the Court preliminarily approved the proposed settlement. The hearing for final approval of the settlement is scheduled to take place on May 1, 2008.

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

Leases

The Company leases office space, cellular towers (including land leases on which the Company’s owned towers reside), and real estate under noncancelable operating leases.  These leases typically include renewal options and escalation clauses.  Future minimum payments under these leases as of December 31, 2007 are as follows (in thousands):

Year	Amount

2008	$23,538
2009	20,088
2010	14,516
2011	9,204
2012	5,146
Thereafter	5,257
Total	$77,749

Under the terms of the lease agreements, the Company also is responsible for certain operating expenses and taxes.  Total rent expense of $23.0 million, $21.0 million, and $17.7 million, was charged to operations for the years ended December 31, 2007, 2006, and 2005, respectively.

For the Company’s leases, rent expense is recognized in accordance with FASB Technical Bulletin 85-3 Accounting for Operating Leases with Scheduled Rent Increases using the straight-line method over the term of the leases.

Accounting for Asset Retirement Obligations. The Company adopted Statement of Financial Accounting Standards No. 143 (“SFAS No. 143”), Accounting for Asset Retirement Obligations, effective January 1, 2003. Pursuant to SFAS No. 143, the Company recorded the fair value of a legal liability for contractual obligations related to costs associated with removing equipment from cell sites that reside on leased property (“ARO”). This liability is reviewed and adjusted periodically and is recorded in other long−term liabilities. The Company increased the ARO liability from $4.6 million at December 31, 2006 to $5.9 million at December 31, 2007 reflecting an increase in the number of cell sites on leased property.

Purchase Commitments

On December 29, 2006, the Company executed a three-year purchase agreement with Nortel under which they will provide CDMA network and switching equipment/software/support for the Company’s Midwest territory.  This equipment is being used to replace the Company’s previously installed network equipment in this territory.  The Company completed the equipment replacement during 2007 and does not have a remaining commitment under this purchase agreement at December 31, 2007.

Off-Balance Sheet Financings and Liabilities

The Company does not have any off-balance sheet financing arrangements or liabilities. The Company does not have any majority-owned subsidiaries or any interests in, or relationships with, any material special-purpose entities that are not included in the consolidated financial statements.

10.  Defined Contribution Plan:

The Company has a defined contribution savings and profit-sharing plan for employees who meet certain age and service requirements.  Under the savings portion of the plan, employees may elect to contribute a percentage of their salaries to the plan, with the Company contributing a matching percentage of the employees’ contributions.  Under the profit-sharing portion of the plan, the Company contributes a percentage of employees’ salaries.  Contributions charged to operations for the years ended December 31, 2007, 2006, and 2005, were approximately $796,000, $786,000, and $732,000, respectively.  The percentages the Company matches under the savings portion of the plan and contributes under the profit-sharing portion of the plan are determined annually by the Company’s Board of Directors.

11.  Supplemental Cash Flow Information (in thousands):

	Years ended December 31,
	2007	2006	2005
Cash paid for:
Interest, net of amounts capitalized (1)	$219,115	$133,480	$132,966
Noncash financing transactions:
Accrued property and equipment purchases	$571	$1,178	$5,452
Preferred stock dividends	$15,861	$14,677	$13,865
Conversion of Class T preferred stock into common stock	$-	$-	$7,540
Reversal of Class T preferred stock accrued dividends	$-	$-	$1,681
Exchange of Senior Exchangeable Preferred Stock for Class A Common Stock	$-	$14,089	$13,435
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

Certain quarterly results for 2007 and 2006 are set forth below (in thousands, except per share data):

	2007 Quarter Ended				2006 Quarter Ended
	Mar	Jun	Sep	Dec	Mar	Jun	Sep	Dec
Revenue:
Service	$97,874	$107,445	$110,142	$109,664	$95,970	$96,939	$95,979	$96,332
Roaming	35,947	43,580	54,520	48,748	30,806	36,660	46,952	39,449
Equipment	6,409	6,659	7,267	7,060	6,356	6,599	5,842	6,576
Total Revenue	$140,230	$157,684	$171,929	$165,472	$133,132	$140,198	$148,773	$142,357
Operating income (loss)	$36,832	$43,137	$49,336	$47,561	$24,121	$24,776	$29,707	$(8,264)
Net income(loss) before income tax benefit	$(8,597)	$(16,242)	$6,117	$3,574	$(20,929)	$(26,183)	$(15,647)	$(53,663)
Net income(loss) applicable to common shares	$(12,318)	$(20,067)	$2,172	$(449)	$(24,338)	$(29,701)	$(19,277)	$(57,402)
Net income(loss) per basic share	$(0.80)	$(1.30)	$0.14	$(0.03)	$(1.74)	$(2.11)	$(1.37)	$(4.00)
Net income(loss) per diluted share	$(0.80)	$(1.30)	$0.13	$(0.03)	$(1.74)	$(2.11)	$(1.37)	$(4.00)

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

Balance Sheet Information as of December 31, 2007 (in thousands, except per share data):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

CURRENT ASSETS:
Cash and cash equivalents	$110,704	$3,636	$26	$-	$114,366
Accounts receivable, less allowance for doubtful accounts	28,844	39,774	435	-	69,053
Inventories	6,126	9,001	158	-	15,285
Other current assets	2,273	2,961	131	-	5,365
Current intercompany receivable	(15,490)	28,185	-	(12,695)	-
Total current assets	132,457	83,557	750	(12,695)	204,069
PROPERTY AND EQUIPMENT, net	66,044	147,438	5,702	-	219,184
LICENSES AND OTHER ASSETS:
Licenses, net	-	527,723	8,679	-	536,402
Goodwill, net	14,273	345,535	-	-	359,808
Customer lists, net	5,436	1,763	-	-	7,199
Deferred debt issuance costs, net	18,630	-	-	-	18,630
Investment in consolidated subsidiaries	1,097,414	-	-	(1,097,414)	-
Other assets, net	2,507	6,915	1,624	(6,493)	4,553
Total licenses and other assets	1,138,260	881,936	10,303	(1,103,907)	926,592
	$1,336,761	$1,112,931	$16,755	$(1,116,602)	$1,349,845

CURRENT LIABILITIES:
Accounts payable	$25,077	$12,432	$123	$-	$37,632
Advance billings and customer deposits	2,950	10,510	259	-	13,719
Accrued interest	32,388	-	-	-	32,388
Other accrued expenses	38,140	48,977	35	(76,458)	10,694
Current intercompany payable	-	12,586	110	(12,696)	-
Total current liabilities	98,555	84,505	527	(89,154)	94,433
LONG-TERM LIABILITIES	1,827,896	1,004,575	32,589	(1,019,958)	1,845,102
Total liabilities	1,926,451	1,089,080	33,116	(1,109,112)	1,939,535

REDEEMABLE PREFERRED STOCK	201,519	-	-	-	201,519

SHAREHOLDERS’ EQUITY (DEFICIT):
Class A common stock; $.01 par value; 200,000 shares authorized, 15,470 outstanding	155	2	-	(2)	155
Class B common stock; $.01 par value; 10,000 shares authorized, 236 outstanding	2	-	-	-	2
Additional paid-in capital	232,756	844,559	31,679	(876,238)	232,756
Accumulated earnings (deficit)	(1,024,122)	(820,710)	(48,040)	868,750	(1,024,122)
Total shareholders’ equity (deficit)	(791,209)	23,851	(16,361)	(7,490)	(791,209)
	$1,336,761	$1,112,931	$16,755	$(1,116,602)	$1,349,845

Statement of Operations Information for the year ended December 31, 2007 (in thousands):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE:
Service	$142,571	$279,582	$5,333	$(2,361)	$425,125
Roaming	41,231	136,480	5,084	-	182,795
Equipment	7,332	19,651	412	-	27,395
Total revenue	191,134	435,713	10,829	(2,361)	635,315
OPERATING EXPENSES:
Network costs, excluding depreciation	50,693	108,351	2,927	(2,114)	159,857
Cost of equipment sales	18,137	39,521	681	-	58,339
Selling, general and administrative	95,606	61,937	3,509	(247)	160,805
Depreciation and amortization	22,338	55,080	2,030	-	79,448
Total operating expenses	186,774	264,889	9,147	(2,361)	458,449
OPERATING INCOME	4,360	170,824	1,682	-	176,866
OTHER INCOME (EXPENSE):
Interest expense	(197,331)	(97,176)	(3,122)	100,119	(197,510)
Interest and dividend income	106,420	124	2	(100,119)	6,427
Inter-company charges	46,908	(46,908)	-	-	-
Equity in subsidiaries	25,168	-	-	(25,168)	-
Other	(321)	(609)	(1)	-	(931)
Other expense, net	(19,156)	(144,569)	(3,121)	(25,168)	(192,014)
INCOME (LOSS) BEFORE INCOME TAXES	(14,796)	26,255	(1,439)	(25,168)	(15,148)
INCOME TAX PROVISION (BENEFIT)	5	3,358	5	(3,715)	(347)
NET INCOME (LOSS)	(14,801)	22,897	(1,444)	(21,453)	(14,801)
PREFERRED STOCK DIVIDEND	(15,861)	-	-	-	(15,861)
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(30,662)	$22,897	$(1,444)	$(21,453)	$(30,662)

Statement of Cash Flows Information for the year ended December 31, 2007 (in thousands):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(14,801)	$22,897	$(1,444)	$(21,453)	$(14,801)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and customer list amortization	22,338	55,080	2,030	-	79,448
Loss on write-off of debt and preferred stock issuance costs	3,256	-	-	-	3,256
Mark-to-market adjustments – financial instruments	255	-	-	-	255
Stock-based compensation	2,923	-	-	-	2,923
Deferred income taxes	6	3,358	5	(3,716)	(347)
Amortization of debt issuance cost	5,040	-	-	-	5,040
Amortization of discount on investments	(1,260)	-	-	-	(1,260)
Other	(618)	(90)	8	-	(700)
Change in other operating elements:
Accounts receivable	(6,414)	(5,174)	1,160	-	(10,428)
Inventories	(2,752)	(549)	16	-	(3,285)
Other current assets	(294)	(723)	(44)	-	(1,061)
Accounts payable	11,534	(2,685)	(312)	-	8,537
Advance billings and customer deposits	279	1,225	40	-	1,544
Accrued senior and junior exchangeable preferred stock dividends	(28,857)	-	-	-	(28,857)
Accrued interest	(10,396)	-	-	-	(10,396)
Other accrued expenses	3,120	(506)	(1)	-	2,613
Net cash provided by (used in) operating activities	(16,641)	72,833	1,458	(25,169)	32,481
INVESTING ACTIVITIES:
Purchases of property and equipment	(27,374)	(33,861)	(262)	-	(61,497)
Purchases of short-term investments	(20,497)	-	-	-	(20,497)
Maturities of short-term investments	132,473	-	-	-	132,473
Purchases of wireless properties	(37,170)	(11,900)	-	-	(49,070)
Proceeds from sale of property and equipment	10	47	-	-	57
Other	667	(59)	(5)	-	603
Net cash provided by (used in) investing activities	48,109	(45,773)	(267)	-	2,069
FINANCING ACTIVITIES:
Change in parent company receivable and payable	2,344	(26,308)	(1,205)	25,169	-
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	2,826	-	-	-	2,826
Proceeds from issuance of long-term debt under the credit facility, net	58,000	-	-	-	58,000
Repayments of long-term debt under the credit facility, net	(58,000)	-	-	-	(58,000)
Proceeds from issuance of senior subordinated floating rate notes	425,000	-	-	-	425,000
Redemption of senior subordinated notes	(300,000)	-	-	-	(300,000)
Redemption of senior subordinated debentures	(115,488)	-	-	-	(115,488)
Payments of debt issuance costs	(5,017)	-	-	-	(5,017)
Net cash (used in) provided by financing activities	9,665	(26,308)	(1,205)	25,169	7,321
NET (DECREASE) INCREASE IN CASH	41,133	752	(14)	-	41,871
CASH AND CASH EQUIVALENTS, at beginning of year	69,571	2,884	40	-	72,495
CASH AND CASH EQUIVALENTS, at end of year	$110,704	$3,636	$26	$-	$114,366

Balance Sheet Information as of December 31, 2006 (in thousands, except per share data):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

CURRENT ASSETS:
Cash and cash equivalents	$69,571	$2,884	$40	$-	$72,495
Short-term investments	110,716	-	-	-	110,716
Accounts receivable, less allowance for doubtful accounts	26,387	34,610	1,595	-	62,592
Inventories	2,739	8,452	175	-	11,366
Other current assets	1,940	2,263	87	(25)	4,265
Current intercompany receivable	(4,160)	18,642	-	(14,482)	-
Total current assets	207,193	66,851	1,897	(14,507)	261,434
PROPERTY AND EQUIPMENT, net	41,247	163,519	7,212	-	211,978
LICENSES AND OTHER ASSETS:
Licenses, net	-	516,034	8,679	-	524,713
Goodwill, net	3,151	345,533	-	-	348,684
Customer lists, net	644	10,090	-	-	10,734
Deferred debt issuance costs, net	21,910	-	-	-	21,910
Investment in consolidated subsidiaries	1,088,428	-	-	(1,088,428)	-
Other assets, net	2,859	11,310	1,922	(10,896)	5,195
Total licenses and other assets	1,116,992	882,967	10,601	(1,099,324)	911,236
	$1,365,432	$1,113,337	$19,710	$(1,113,831)	$1,384,648

CURRENT LIABILITIES:
Accounts payable	$19,203	$18,880	$497	$-	$38,580
Advance billings and customer deposits	2,527	9,286	218	-	12,031
Accrued interest	42,784	-	-	-	42,784
Other accrued expenses	34,771	49,218	36	(76,193)	7,832
Current intercompany payable	-	14,481	-	(14,481)	-
Total current liabilities	99,285	91,865	751	(90,674)	101,227
LONG-TERM LIABILITIES	1,845,645	1,020,518	33,876	(1,037,120)	1,862,919
Total liabilities	1,944,930	1,112,383	34,627	(1,127,794)	1,964,146

REDEEMABLE PREFERRED STOCK	185,658	-	-	-	185,658

SHAREHOLDERS’ EQUITY (DEFICIT):
Class A common stock; $.01 par value; 200,000 shares authorized, 15,048 outstanding	151	2	-	(2)	151
Class B common stock; $.01 par value; 10,000 shares authorized, 399 outstanding	4	-	-	-	4
Additional paid-in capital	228,149	844,559	31,679	(876,238)	228,149
Accumulated earnings (deficit)	(993,460)	(843,607)	(46,596)	890,203	(993,460)
Total shareholders’ equity (deficit)	(765,156)	954	(14,917)	13,963	(765,156)
	$1,365,432	$1,113,337	$19,710	$(1,113,831)	$1,384,648

Statement of Operations Information for the year ended December 31, 2006 (in thousands):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE:
Service	$109,158	$271,673	$6,144	$(1,755)	$385,220
Roaming	36,029	110,579	7,259	-	153,867
Equipment	5,370	19,535	468	-	25,373
Total revenue	150,557	401,787	13,871	(1,755)	564,460
OPERATING EXPENSES:
Network costs, excluding depreciation	32,839	103,510	3,009	(1,311)	138,047
Cost of equipment sales	13,464	42,291	832	-	56,587
Selling, general and administrative	64,568	79,404	3,743	(444)	147,271
Depreciation and amortization	23,720	101,846	2,849	-	128,415
Impairment of assets	-	23,800	-	-	23,800
Total operating expenses	134,591	350,851	10,433	(1,755)	494,120
OPERATING INCOME	15,966	50,936	3,438	-	70,340
OTHER INCOME (EXPENSE):
Interest expense	(194,719)	(103,578)	(3,321)	106,621	(194,997)
Interest and dividend income	114,383	99	5	(106,621)	7,866
Inter-company charges	30,229	(30,229)	-	-	-
Equity in subsidiaries	(81,923)	-	-	81,919	(4)
Other	(18)	405	(14)	-	373
Other expense, net	(132,048)	(133,303)	(3,330)	81,919	(186,762)
INCOME (LOSS) BEFORE INCOME TAXES	(116,082)	(82,367)	108	81,919	(116,422)
INCOME TAX PROVISION (BENEFIT)	(41)	(21,826)	5	21,481	(381)
NET INCOME (LOSS)	(116,041)	(60,541)	103	60,438	(116,041)
PREFERRED STOCK DIVIDEND	(14,677)	-	-	-	(14,677)
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(130,718)	$(60,541)	$103	$60,438	$(130,718)

Statement of Cash Flows Information for the year ended December 31, 2006 (in thousands):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(116,041)	$(60,541)	$103	$60,438	$(116,041)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and customer list amortization	23,720	101,846	2,849	-	128,415
Loss on write-off of debt and preferred stock issuance costs	3,022	-	-	-	3,022
Mark-to-market adjustments – financial instruments	(197)	-	-	-	(197)
Net gain on repurchase and exchange of senior exchangeable preferred stock	(413)	-	-	-	(413)
Non-cash junior exchangeable preferred stock dividends	-	-	-	-	-
Impairment of assets	-	23,800	-	-	23,800
Stock-based compensation	1,490	-	-	-	1,490
Deferred income taxes	(41)	(21,826)	5	21,481	(381)
Amortization of debt issuance costs	5,351	-	-	-	5,351
Amortization of discount on investments	(2,878)	-	-	-	(2,878)
Other	(206)	(189)	34	-	(361)
Change in other operating elements:
Accounts receivable	4,016	1,977	501	-	6,494
Inventories	982	493	8	-	1,483
Other current assets	(344)	362	(3)	-	15
Accounts payable	(6,763)	10	(133)	-	(6,886)
Advance billings and customer deposits	127	52	(33)	-	146
Accrued senior exchangeable preferred stock dividends	47,520	-	-	-	47,520
Accrued interest	3,448	-	-	-	3,448
Other accrued expenses	(411)	(746)	(3)	-	(1,160)
Net cash provided by (used in) operating activities	(37,618)	45,238	3,328	81,919	92,867
INVESTING ACTIVITIES:
Purchases of property and equipment	(17,127)	(29,950)	(381)	-	(47,458)
Purchases of short-term investments	(188,166)	-	-	-	(188,166)
Maturities of short-term investments	148,100	-	-	-	148,100
Proceeds from sale of property and equipment	128	2,595	-	-	2,723
Other	123	(215)	(5)	-	(97)
Net cash used in investing activities	(56,942)	(27,570)	(386)	-	(84,898)
FINANCING ACTIVITIES:
Change in parent company receivable and payable	102,291	(17,423)	(2,949)	(81,919)	-
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	2,086	-	-	-	2,086
Proceeds from issuance of 8 ¼% senior secured notes	166,600	-	-	-	166,600
Redemption of senior secured floating rate notes	(160,000)	-	-	-	(160,000)
Repurchases of senior exchangeable preferred stock	(27,721)	-	-	-	(27,721)
Payments of debt issuance costs	(3,261)	-	-	-	(3,261)
Net cash (used in) provided by financing activities	79,995	(17,423)	(2,949)	(81,919)	(22,296)
NET (DECREASE) INCREASE IN CASH	(14,565)	245	(7)	-	(14,327)
CASH AND CASH EQUIVALENTS, at beginning of year	84,136	2,639	47	-	86,822
CASH AND CASH EQUIVALENTS, at end of year	$69,571	$2,884	$40	$-	$72,495

Statement of Operations Information for the year ended December 31, 2005 (in thousands):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE:
Service	$95,620	$285,681	$7,555	$(1,008)	$387,848
Roaming	25,061	88,877	8,839	(3)	122,774
Equipment	6,733	26,914	666	-	34,313
Total revenue	127,414	401,472	17,060	(1,011)	544,935
OPERATING EXPENSES:
Network costs, excluding depreciation	23,270	94,688	3,117	(753)	120,322
Cost of equipment sales	11,744	45,472	1,050	-	58,266
Selling, general and administrative	39,701	108,517	4,958	(258)	152,918
Depreciation and amortization	18,128	78,779	3,556	-	100,463
Impairment of assets	7,020	-	-	-	7,020
Total operating expenses	99,863	327,456	12,681	(1,011)	438,989
OPERATING INCOME	27,551	74,016	4,379	-	105,946
OTHER INCOME (EXPENSE):
Interest expense	(171,745)	(105,133)	(2,990)	108,037	(171,831)
Interest and dividend income	110,222	34	2	(108,037)	2,221
Inter-company charges	10,140	(10,140)	-	-	-
Equity in subsidiaries	(39,134)	-	-	39,126	(8)
Other	18	(884)	(2)	-	(868)
Other expense, net	(90,499)	(116,123)	(2,990)	39,126	(170,486)
INCOME (LOSS) BEFORE INCOME TAXES	(62,948)	(42,107)	1,389	39,126	(64,540)
INCOME TAX PROVISION (BENEFIT)	1,174	(1,649)	-	57	(418)
NET INCOME (LOSS)	(64,122)	(40,458)	1,389	39,069	(64,122)
PREFERRED STOCK DIVIDEND	(7,174)	-	-	-	(7,174)
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(71,296)	$(40,458)	$1,389	$39,069	$(71,296)

Statement of Cash Flows Information for the year ended December 31, 2005 (in thousands):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(64,122)	$(40,458)	$1,389	$39,069	$(64,122)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and customer list amortization	18,128	78,779	3,556	-	100,463
Loss on write-off of debt and preferred stock issuance costs	1,533	-	-	-	1,533
Mark-to-market adjustments – financial instruments	339	-	-	-	339
Gain on repurchase of preferred stock	(5,722)	-	-	-	(5,722)
Non-cash preferred stock dividends	3,797	-	-	-	3,797
Impairment of assets	7,020	-	-	-	7,020
Stock-based compensation	680	-	-	-	680
Deferred income taxes	1,174	(1,649)	-	57	(418)
Amortization of debt issuance costs	5,460	-	-	-	5,460
Other	167	1,196	2	-	1,385
Change in other operating elements:
Accounts receivable	(9,175)	(5,241)	154	-	(14,262)
Inventories	(1,817)	(3,510)	136	-	(5,191)
Other current assets	78	(180)	(3)	-	(105)
Accounts payable	5,086	1,952	(281)	-	6,757
Advance billings and customer deposits	248	620	(59)	-	809
Accrued preferred stock dividends	33,211	-	-	-	33,211
Accrued interest	2,021	-	-	-	2,021
Other accrued expenses	(681)	(14)	(3)	-	(698)
Net cash provided by (used in) operating activities	(2,575)	31,495	4,891	39,126	72,937
INVESTING ACTIVITIES:
Purchases of property and equipment	(18,920)	(75,604)	(427)	-	(94,951)
Purchases of short-term investments	(66,778)	-	-	-	(66,778)
Proceeds from sale of property and equipment	34	213	-	-	247
Other	(103)	-	-	-	(103)
Net cash used in investing activities	(85,767)	(75,391)	(427)	-	(161,585)
FINANCING ACTIVITIES:
Change in parent company receivable and payable	(1,721)	45,282	(4,435)	(39,126)	-
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	1,570	-	-	-	1,570
Proceeds from issuance of long-term debt under the credit facility	58,000	-	-	-	58,000
Proceeds from issuance of senior subordinated floating rate notes	172,816	-	-	-	172,816
Redemption of 9 5/8% senior subordinated notes	(125,000)	-	-	-	(125,000)
Repurchases of preferred stock	(13,355)	-	-	-	(13,355)
Payments of debt issuance costs	(3,798)	-	-	-	(3,798)
Other	(102)	-	-	-	(102)
Net cash (used in) provided by financing activities	88,410	45,282	(4,435)	(39,126)	90,131
NET INCREASE IN CASH	68	1,386	29	-	1,483
CASH AND CASH EQUIVALENTS, at beginning of year	84,068	1,253	18	-	85,339
CASH AND CASH EQUIVALENTS, at end of year	$84,136	$2,639	$47	-	$86,822

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts

Allowance for Doubtful Accounts:

	Years Ended December 31,
(in thousands)	2007	2006	2005
Balance, at beginning of year	$2,676	$3,567	$2,456
Additions charged to income	13,343	17,901	20,112
Write-offs	(12,789)	(18,792)	(19,001)
Balance, at end of year	$3,230	$2,676	$3,567

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
Alexandria, Minnesota

We have audited the accompanying balance sheets of RCC Minnesota, Inc. (RCCM), a wholly owned subsidiary of Rural Cellular Corporation (RCC), as of December 31, 2007 and 2006, and the related statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of RCCM’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. RCCM is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of RCCM’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of RCCM at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
March 11, 2008

RCC MINNESOTA, INC.
(A WHOLLY-OWNED SUBSIDIARY OF RURAL CELLULAR CORPORATION)

BALANCE SHEETS

	As of December 31,
	2007	2006
	(In thousands, except shares and per share data)
ASSETS
INTERCOMPANY RECEIVABLE	$-	$4,401
LICENSES AND OTHER ASSETS:
Licenses, net	433,198	421,509
Deferred tax asset	6,484	10,889
Total assets	$439,682	$436,799

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Inter-company payable	$2,500	$-
Other accrued expenses	27	10
Inter-company taxes payable	20,940	20,940
Total current liabilities	23,467	20,950
LONG-TERM LIABILITIES:
Inter-company long-term debt	327,134	333,361
Other long-term liabilities	22	37
Total liabilities	350,623	354,348

SHAREHOLDERS’ EQUITY:
Common stock; $0.01 par value; 200,000 shares authorized; 1,000 issued and outstanding	-	-
Additional paid-in capital	68,530	68,530
Accumulated equity	20,529	13,921
Total shareholders’ equity	89,059	82,451
	$439,682	$436,799

The accompanying notes are an integral part of these financial statements.

RCC MINNESOTA, INC.
(A WHOLLY-OWNED SUBSIDIARY OF RURAL CELLULAR CORPORATION)

STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In thousands)	2007	2006	2005
REVENUE:
License management revenue	$50,831	$49,821	$49,797
Total revenue	50,831	49,821	49,797
OPERATING EXPENSES:
Corporate management expense	6,639	5,079	2,939
Other operating	963	834	693
Impairment of assets	-	23,800	-
Total operating expenses	7,602	29,713	3,632
OPERATING INCOME	43,229	20,108	46,165
OTHER EXPENSE:
Inter-company interest	32,216	34,164	34,705
INCOME (LOSS) BEFORE INCOME TAX PROVISION	11,013	(14,056)	11,460
INCOME TAX PROVISION (BENEFIT)	4,405	(5,623)	4,639
NET INCOME (LOSS)	$6,608	$(8,433)	$6,821

The accompanying notes are an integral part of these financial statements.

RCC MINNESOTA, INC.
(A WHOLLY-OWNED SUBSIDIARY OF RURAL CELLULAR CORPORATION)

STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2007, 2006, and 2005

	Additional Paid-In Capital	Accumulated Earnings	Total Shareholders’ Equity
	(In thousands)
BALANCE, December 31, 2004	$1	$15,533	$15,534
Net income	-	6,821	6,821
Parent company capital contribution	68,529	-	68,529
BALANCE, December 31, 2005	68,530	22,354	90,884
Net loss	-	(8,433)	(8,433)
BALANCE, December 31, 2006	68,530	13,921	82,451
Net income	-	6,608	6,608
BALANCE, December 31, 2007	$68,530	$20,529	$89,059

The accompanying notes are an integral part of these financial statements.

RCC MINNESOTA, INC.
(A WHOLLY-OWNED SUBSIDIARY OF RURAL CELLULAR CORPORATION)

STATEMENTS OF CASH FLOWS

(In thousands)	Years ended December 31,
	2007	2006	2005
OPERATING ACTIVITIES:
Net (loss) income	$6,608	$(8,433)	$6,821
Adjustments to reconcile to net cash provided by operating activities:
Impairment of assets	-	23,800	-
Deferred income taxes	4,405	(5,623)	4,639
Other	(15)	(3)	-
Net cash provided by operating activities	10,998	9,741	11,460
INVESTING ACTIVITIES:
Assignment of licenses from wholly-owned subsidiaries of RCC.	-	(211)	-
Acquisition of licenses	(11,900)	-	-
Disposition of licenses	211	-	-
Other	17	50	-
Net cash used in investing activities	(11,672)	(161)	-
FINANCING ACTIVITIES:
Net change in inter-company / (receivable) / long-term debt	674	(9,580)	(11,460)
Net cash provided by (used in) financing activities	674	(9,580)	(11,460)
NET CHANGE IN CASH	-	-	-
CASH AND CASH EQUIVALENTS, at beginning of year	-	-	-
CASH AND CASH EQUIVALENTS, at end of year	$-	$-	$-

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

The Verizon Wireless Merger.

On July 29, 2007, RCC entered into a merger agreement with Cellco Partnership, a general partnership doing business as Verizon Wireless, AirTouch Cellular, an indirect wholly-owned subsidiary of Verizon Wireless, and Rhino Merger Sub Corporation, a wholly-owned subsidiary of AirTouch Cellular referred to as Rhino Merger Sub, pursuant to which Rhino Merger Sub will merge with and into RCC with RCC continuing as the surviving corporation and becoming a subsidiary of Verizon Wireless. Accordingly, RCC Minnesota, Inc. will be involved in the merger due to it being a wholly-owned subsidiary of RCC. The merger is anticipated to close during the second quarter of 2008.

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

•
Rural Cellular Corporation completed the purchase of southern Minnesota wireless markets.  As part of this purchase, the respective A-block cellular licenses covering Minnesota Rural Service Areas, or RSAs, 7, 8, 9, and 10 were transferred to RCCM.

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

2) Summary of Significant Accounting Policies:

Revenue Recognition — License management revenue

RCCM recognizes inter−company management revenue based upon agreements with RCC’s other operating subsidiaries, which have assigned all or a portion of their licenses to RCCM. Pursuant to these agreements, RCCM charges each of the other operating subsidiaries a fixed monthly amount for the use of the licenses based on a detailed transfer pricing analysis conducted by RCC.

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

Interest expense. In the years ended December 31, 2007 and 2006, RCCM recognized inter-company interest expense using a rate equal to the weighted average rate of RCC’s total external debt, including preferred securities.

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

The changes in carrying amount of licenses are as follows (in thousands):

	Years Ended December 31,
	2007	2006
Beginning of year	$421,509	$445,098
Net acquisitions	11,689	-
Impairment of assets	-	(23,800)
Assigned from RCC wholly-owned subsidiary	-	211
End of year	$433,198	$421,509

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

RCC as a consolidated entity also tests for impairment as required under SFAS No. 142. This is done at the lowest reporting level for which identifiable cash flows exist. Under this guidance RCC identified five separate units of accounting. The testing required by SFAS No. 142 at the RCC level resulted in a $23.8 million in 2006, while no impairment resulted in 2007 and 2005. The impairment charge in 2006 primarily resulted from a decline in license valuation in our South territory.

Inter-company receivable / payable:

RCC funds RCCM through an inter-company account which may results in a receivable or payable.  The balance adjusts as RCCM earns revenue and recognizes expense or as licenses are acquired or sold.  This account is settled with the parent company on a periodic basis. Reflecting the April 2007 acquisition of southern Minnesota markets and its earned revenue and recognized expense, RCCM’s inter-company position was a $2.5 million payable at December 31, 2007. At December 31, 2006, RCCM’s inter-company position was a $4.4 million receivable.

Inter-company long- term debt:

RCCM’s long-term inter-company note matures on November 1, 2012.  The note bears an interest rate equal to the weighted average cost of indebtedness of RCC and is adjusted annually. At December 31, 2007, $327 million was outstanding and the weighted average cost of indebtedness was 9.41%. At December 31, 2006, $333 million was outstanding and the weighted average cost of indebtedness was 9.95%. Inter-company note interest and the entire principal balance are due at maturity. Inter-company note interest may be pre-paid in whole or in part at anytime without premium or penalty.

Recently Issued Accounting Pronouncements

Measuring Fair Value. In September 2006, the FASB issued SFAS No. 157 (“SFAS No. 157”), Fair Value Measurements.   This statement establishes a consistent framework for measuring fair value and expands disclosures on fair value measurements. SFAS No. 157 is effective for RCC starting in fiscal 2008.  RCCM has not determined the impact, if any, the adoption of this statement will have on its consolidated financial statements.    In February 2008, the FASB issued FASB Statement of Position, or FSP, No. 157-2 (“FSP 157-2”), Partial Deferral of the Effective Date of Statement 157, which delays the effective date of SFAS No. 157, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. Although we will continue to evaluate the application of SFAS No. 157, RCCM does not believe the adoption will have a material impact on its results of operations or financial position.

The Fair Value Option for Financial Assets and Financial Liabilities. In February 2007, the FASB issued SFAS Statement No. 159 (“SFAS No. 159”), The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS Statement 115, permitting entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis. SFAS Statement 159 will be adopted January 1, 2008, as required by the statement. RCCM has not determined the impact, if any, the adoption of this statement will have on its consolidated financial statements.

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

The Company files as part of a consolidated group for federal and state income tax purposes. The consolidated group has net operating loss carryforwards, and therefore is subject to federal and state income tax examinations by the tax authorities for years beginning 1993 and forward.

3) Income Taxes:

RCCM’s reconciliation of income tax computed at the U.S. federal statutory rate to income tax benefit recorded in the consolidated financial statements was as follows:

	Year Ended December 31,
	2007	2006	2005
Tax at statutory rate	35.0%	35.0%	35.0%
State taxes	5.0	5.0	5.0
	40.0%	40.0%	40.0%

The components of the Company’s income tax provision consists of the following:

	Year Ended December 31,
(in thousands)	2007	2006	2005
Current
Federal	$-	$-	$-
State	-	-	-
	-	-	-

Deferred
Federal	3,854	(4,920)	4,059
State	551	(703)	580
	4,405	(5,623)	4,639
Total	$4,405	$(5,623)	$4,639

The income tax effect of the items that create deferred income tax assets are as follows:

	As of December 31,
(in thousands)	2007	2006
Deferred income tax assets:
Operating loss carryforwards	$44,013	$29,294
Total deferred income tax assets	44,013	29,294

Deferred income tax liabilities:
Intangible assets	(37,534)	(18,405)
Net deferred income tax asset	$6,479	$10,889

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

EXHIBIT INDEX

Exhibit No.	Document
2.1	Agreement and Plan of Merger by and among Cellco Partnership, Airtouch Cellular, and Rural Cellular Corporation dated July 29, 2007	[1]
2.2	Purchase Agreement with Alltel Communications, Inc.	[2]
3.1(a)	Articles of Incorporation	[3]
3.1(b)	Amendment to Articles of Incorporation effective March 24, 2000	[3]
3.2	Amended and Restated Bylaws, effective May 3, 2007	[4]
4.1(a)
Indenture dated March 25, 2004, between Rural Cellular Corporation, as Issuer, and U.S. Bank National Association, as trustee, with respect to the senior secured notes, including the forms of Senior Secured Notes
[5]
4.1(b)	Collateral Agreement dated as of March 25, 2004, made by Rural Cellular Corporation and each of its subsidiaries that are signatories in favor of U.S. Bank National Association, as Collateral Trustee	[5]
4.2
Indenture dated August 1, 2003 between Rural Cellular Corporation, as Issuer, and U.S. Bank National Association, as Trustee, with respect to the 9 7/8% Senior Notes Due 2010, including the form of 9 7/8% Senior Notes Due 2010
[6]
4.3
Indenture dated November 7, 2005 between Rural Cellular Corporation, as Issuer, and Wells Fargo Bank, National Association, as Trustee, with respect to the Senior Subordinated Floating Rate Notes Due 2012, including form of Senior Subordinated Notes Due 2012
[7]
4.4	Indenture dated as of May 30, 2007 by and between Rural Cellular Corporation and Wells Fargo Bank, N.A., Trustee, related to Floating Rate Senior Subordinated Notes Due 2013	[4]
4.5	Certificate of Designation of 11 3/8% Senior Exchangeable Preferred Stock	[8]
4.6	Certificate of Designation of 12 ¼% Junior Exchangeable Preferred Stock	[3]
4.7(a)	Class A Share Rights Agreement dated April 30, 1999	[9]
4.7(b)	Amendment to the Class A Share Rights Agreement dated March 31, 2000	[10]
4.7(c)	Amendment to the Class A Share Rights Agreement dated July 30, 2007	[11]
4.8(a)	Registration Rights Agreement dated March 31, 2000 by and between Rural Cellular Corporation and Telephone and Data Systems, Inc.	[12]
4.8(b)
Certificate of Designation of Voting Power, Preferences and Relative Participating, Optional and Other Special Rights, Qualifications and Restrictions of Class T Convertible Preferred Stock of Rural Cellular Corporation
[12]
4.9(a)
Preferred Stock Purchase Agreement dated April 3, 2000 among Rural Cellular Corporation, Madison Dearborn Capital Partners III, L.P., Madison Dearborn Special Equity III, L.P., Special Advisors Fund I, LLC, Boston Ventures Limited Partnership V and Toronto Dominion Investment, Inc. (collectively “Class M Investors”)
[12]
4.9(b)
Certificate of Designation of Voting Power, Preferences and Relative Participating, Optional and Other Special Rights, Qualifications and Restrictions of Class M Redeemable Voting Convertible Preferred Stock of Rural Cellular Corporation
[12]
4.9(c)	Registration Rights Agreement dated April 3, 2000 among Rural Cellular Corporation and Class M Investors	[12]
10.1(a)	Credit facility dated as of March 25, 2004 among Rural Cellular Corporation, Lehman Commercial Paper, Inc., as Administrative Agent, and Bank of America, N.A., as Documentation Agent	[5]
10.1(b)	Guarantee and Collateral Agreement dated as of March 25, 2004 among Rural Cellular Corporation, Lehman Commercial Paper Inc., as Administrative Agent, and Bank of America, N.A., as Documentation Agent	[5]
10.1(c)
Intercreditor Agreement, dated as of March 25, 2004, among Lehman Commercial Paper Inc., as Senior Agent and Account Agent, U.S. Bank National Association, as Indenture Trustee and Collateral Trustee, Rural Cellular Corporation, a Minnesota corporation, and the Guarantors
[5]
10.1(d)	First Amendment to Credit Agreement dated October 18, 2005	[13]
10.1 (e)	Second Amendment to Credit Agreement dated May 22, 2006	[13]
10.1 (f)	Third Amendment to Credit Agreement dated April 13, 2007	[4]
*10.2(a)	1995 Stock Compensation Plan, as amended	[14]
*10.2(b)	Amendment No. 6 to 1995 Stock Compensation Plan	[15]
*10.2(c)	Form of Restricted Stock Award Agreement pursuant to 1995 Stock Compensation Plan.	[5]
*10.3(a)	Rural Cellular Corporation 2006 Omnibus Incentive Plan	[16]
*10.3.(b)	Performance Restricted Stock Unit Agreement Pursuant to 2006 Omnibus Incentive Plan	[17]
*10.3(c)	Restricted Stock Unit Agreement pursuant to 2006 Omnibus Incentive Plan	[17]
*10.4(a)	Stock Option Plan for Nonemployee Directors, as amended	[18]
*10.4(b)	Amendment No. 5 to Stock Option Plan for Nonemployee Directors	[15]
*10.5	Amended and Restated Employment Agreement with Richard P. Ekstrand effective June 21, 2007	[4]
*10.6	Amended and Restated Employment Agreement with Wesley E. Schultz effective June 21, 2007	[4]
*10.7	Amended and Restated Employment Agreement with Ann K. Newhall effective June 21, 2007	[4]
*10.8	Amended and Restated Change of Control Agreement with David Del Zoppo effective June 21, 2007	[4]
*10.9(a)	Key Employee Deferred Compensation Plan	[19]
*10.9(b)	Amendment to Key Employee Deferred Compensation Plan	[20]
*10.9(c)	Second Amendment to Key Employee Deferred Compensation Plan	[7]
*10.10 (a)	Key Employee Deferred Compensation Plan II	[7]
*10.10 (b)	Amendment to Key Employee Deferred Compensation Plan II	***
**10.11(a)	Master Purchase Agreement dated March 14, 2002 by and between Rural Cellular Corporation and Ericsson Inc.	[21]
**10.11(b)	Addendum dated August 4, 2003 to Master Purchase Agreement	[21]
**10.11(c)	Restated and Amended Master Purchase Agreement with Ericsson, Inc.	[2]
** 10.11(d)	Master Hosted Services Agreement by and between Rural Cellular Corporation and Ericsson Inc. effective April 25, 2007	[4]
**10.11 (e)	Schedule No. 1 to Master Hosted Services Agreement	[4]
**10.11 (f)	Schedule No. 2 to Master Hosted Services Agreement	[4]
**10.12(a)	Intercarrier Multi-Standard Roaming and Colocation Agreement by and between Cingular Wireless LLC and Rural Cellular Corporation effective June 6, 2003 (“Roaming Agreement”)	[13]
**10.12(b)	Amendment No. 1 to Roaming Agreement	[13]
**10.13(a)	Billing Services and License Agreement between VeriSign, Inc and Rural Cellular Corporation	[22]
**10.13 (b)	Amendment No. One to Billing Services and License Agreement	[23]
** 10.13 (cb)	Amendment No. Two to Billing Services and License Agreement	[24]
**10.13 (d)	Amendment No. Three to Billing Services and License Agreement	[4]
**10.13 (e)	Amendment No. Four to Billing Services and License Agreement	[25]
**10.13 (f)	Amendment No. Five to Billing Services and License Agreement	***
**10.14	Purchase and License Agreement with Nortel Networks Incorporated	[2]
21	Subsidiaries of Registrant	***
23.1	Consent of Deloitte & Touche LLP regarding financial statements of Rural Cellular Corporation	***
23.2	Consent of Deloitte & Touche LLP regarding financial statements of RCC Minnesota, Inc.	***
31.1	Section 302 Certification Sarbanes-Oxley Act of 2002	***
31.2	Section 302 Certification Sarbanes-Oxley Act of 2002	***
32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of Sarbanes Oxley Act	***

__________________

[1]	Filed as an exhibit to Report on Form 8-K dated July 29, 2007 and filed on July 30, 2007, and incorporated herein by reference.
[2]	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
[3]	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
[4]	Filed as an exhibit to Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.
[5]	Filed as an exhibit to Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.
[6]	Filed as an exhibit to Report on Form 10-Q for quarter ended June 30, 2003, and incorporated herein by reference
[7]	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.
[8]	Filed as an exhibit to Registration Statement on Form S-4 (SEC No. 333-57677), filed June 25, 1998, and incorporated herein by reference.
[9]	Filed as an exhibit to Registration Statement on Form 8-A filed May 19, 1999 and incorporated herein by reference.
[10]	Filed as an exhibit to Registration Statement on Form 8-A/A-1 filed April 18, 2000 and incorporated herein by reference.
[11]	Filed as an exhibit to Report on Form 8-K dated July 29, 2007 and filed on August 2, 2007, and incorporated herein by reference.
[12]	Filed as an exhibit to Report on Form 8-K dated April 1, 2000 and incorporated herein by reference.
[13]	Filed as an exhibit to Amendment No. 1 to Registration Statement on Form S-4 (SEC No. 333-132744), filed June 7, 2006, and incorporated herein by reference.
[14]	Filed with definitive Proxy Statement for 2000 Annual Meeting on April 7, 2000 and incorporated herein by reference.
[15]	Filed as an exhibit to Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.
[16]	Filed as an exhibit to Report on Form 8-K dated May 26, 2006, and incorporated herein by reference.
[17]	Filed as an exhibit to Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.
[18]	Filed with definitive Proxy Statement for 2002 Annual Meeting on April 8, 2002 and incorporated herein by reference.
[19]	Filed as an exhibit to Report on Form 10-Q/A for the quarter ended June 30, 2001, and incorporated herein by reference.
[20]	Filed as an exhibit to Report on Form 10-K for year ended December 31, 2002, and incorporated herein by reference
[21]	Filed as an exhibit to Report on Form 10-K/A for the year ended December 31, 2003, and incorporated herein by reference.
[22]	Filed as an exhibit to Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.
[23]	Filed as an exhibit to Report on Form 10-Q/A for the quarter ended June 30, 2006, and incorporated herein by reference.
[24]	Filed as an exhibit to Report on Form 10-K/A for the year ended December 31, 2006 and incorporated herein by reference.
[25]	Filed as an exhibit to Report on Form 10-Q/A for the quarter ended September 30, 2007 and incorporated herein by reference.
*	Management contract or compensation plan or arrangement required to be filed as an exhibit to this Form.
**
Portions of this exhibit have been omitted and filed separately with the Secretary of the Securities and Exchange Commission pursuant to Registrant’s request for confidential treatment of such information under Rule 24b-2 of the Securities Exchange Act of 1934.

***	Filed herewith.