Form 10-Q
period 2008-03-31
RURAL CELLULAR CORP
filed 2008-05-12
CIK 869561

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

    (X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2008.
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

YES [X]                           NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]   Accelerated filer [X]
Non-accelerated filer [  ] Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 [  ] YES    NO [X]

Number of shares of common stock outstanding as of the close of business on April 22, 2008.

Class A	15,711,859
Class B	237,120

TABLE OF CONTENTS

Page #
Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	3
Condensed Consolidated Statements of Operations - Three Months Ended March 31, 2008 and 2007	5
Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2008 and 2007	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures about Market Risk	35
Item 4. Controls and Procedures	36
Part II. Other Information
Item 1. Legal Proceedings	37
Item 1A. Risk Factors	37
Item 3. Defaults upon Senior Securities	37
Item 6. Exhibits	38
Signatures	39
EX - 31.1 (Certification of CEO)
EX - 31.2 (Certification of CFO)
EX - 32.1 (Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. SECTION 1350)

Part I.    FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	March 31, 2008	December 31, 2007

CURRENT ASSETS:
Cash and cash equivalents	$128,677	$114,366
Accounts receivable, less allowance for doubtful accounts of $2,818 and $3,230	65,912	69,053
Inventories	11,231	15,285
Other current assets	5,682	5,365
Total current assets	211,502	204,069
PROPERTY AND EQUIPMENT, net	214,627	219,184
LICENSES AND OTHER ASSETS:
Licenses, net	536,402	536,402
Goodwill, net	359,808	359,808
Customer lists, net	5,942	7,199
Deferred debt issuance costs, net	17,528	18,630
Other assets, net	4,108	4,553
Total licenses and other assets	923,788	926,592
	$1,349,917	$1,349,845

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ DEFICIT

(Unaudited)

(in thousands)	March 31, 2008	December 31, 2007

CURRENT LIABILITIES:
Accounts payable	$37,877	$37,632
Advance billings and customer deposits	14,414	13,719
Accrued interest	12,457	32,388
Other accrued expenses	10,246	10,694
Total current liabilities	74,994	94,433
LONG-TERM LIABILITIES	1,854,697	1,845,102
Total liabilities	1,929,691	1,939,535

REDEEMABLE PREFERRED STOCK	205,657	201,519

SHAREHOLDERS’ DEFICIT:
Class A common stock; $.01 par value; 200,000 shares authorized, 15,562 and 15,470 outstanding	156	155
Class B common stock; $.01 par value; 10,000 shares authorized, 236 and 236 outstanding	2	2
Additional paid-in capital	234,248	232,756
Accumulated deficit	(1,019,837)	(1,024,122)
Total shareholders’ deficit	(785,431)	(791,209)
	$1,349,917	$1,349,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in thousands, except per share data)	Three Months Ended March 31,
	2008	2007
REVENUE:
Service	$109,897	$97,874
Roaming	48,880	35,947
Equipment	8,454	6,409
Total revenue	167,231	140,230
OPERATING EXPENSES:
Network costs, excluding depreciation	38,374	34,522
Cost of equipment sales	16,367	12,872
Selling, general and administrative	41,989	33,794
Depreciation and amortization	18,398	22,210
Total operating expenses	115,128	103,398
OPERATING INCOME	52,103	36,832
OTHER INCOME (EXPENSE):
Interest expense	(44,386)	(47,643)
Interest and dividend income	735	2,241
Other	(4)	(27)
Other expense, net	(43,655)	(45,429)
INCOME (LOSS) BEFORE INCOME TAX BENEFIT	8,448	(8,597)
INCOME TAX EXPENSE (BENEFIT)	25	(79)
NET INCOME (LOSS)	8,423	(8,518)
PREFERRED STOCK DIVIDEND	(4,138)	(3,800)
INCOME (LOSS) APPLICABLE TO COMMON SHARES	$4,285	$(12,318)
WEIGHTED AVERAGE SHARES USED TO COMPUTE INCOME (LOSS) PER SHARE:
Basic	15,617	15,307
Diluted	16,752	15,307

NET INCOME (LOSS) PER BASIC SHARE	$0.27	$(0.80)
NET INCOME (LOSS) PER DILUTED SHARE	$0.26	$(0.80)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

(in thousands)	Three Months Ended March 31,
	2008	2007
OPERATING ACTIVITIES:
Net income (loss)	$8,423	$(8,518)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and customer list amortization	18,398	22,210
Mark-to-market adjustments – financial instruments	1,461	(13)
Stock-based compensation	548	414
Deferred income taxes	25	(79)
Amortization of debt issuance costs	1,219	1,313
Amortization of discount on investments	-	(1,027)
Other	291	(480)
Change in other operating elements:
Accounts receivable	3,441	3,422
Inventories	4,054	3,085
Other current assets	(317)	(585)
Accounts payable	(4,156)	(457)
Advance billings and customer deposits	695	599
Accrued senior and junior exchangeable preferred stock dividends	9,991	14,738
Accrued interest	(19,931)	(25,961)
Other accrued expenses	(2,305)	(569)
Net cash provided by operating activities	21,837	8,092
INVESTING ACTIVITIES:
Purchases of property and equipment	(8,433)	(8,319)
Purchases of short-term investments	-	(20,497)
Maturities of short-term investments	-	83,770
Proceeds from sale of property and equipment	11	9
Other	(53)	531
Net cash (used in) provided by investing activities	(8,475)	55,494
FINANCING ACTIVITIES:
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	1,065	587
Payments of debt issuance costs	(116)	-
Net cash provided by financing activities	949	587
NET INCREASE IN CASH	14,311	64,173
CASH AND CASH EQUIVALENTS, at beginning of year	114,366	72,495
CASH AND CASH EQUIVALENTS, at end of period	$128,677	$136,668

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Throughout this document, Rural Cellular Corporation and its subsidiaries are referred to as “RCC,” “we,” “our,” or “us.”

1)	RCC MERGER AGREEMENT WITH VERIZON

On July 29, 2007, we entered into a merger agreement with Cellco Partnership, a general partnership doing business as Verizon Wireless, AirTouch Cellular, an indirect wholly-owned subsidiary of Verizon Wireless, and Rhino Merger Sub Corporation, a wholly-owned subsidiary of AirTouch Cellular referred to as Rhino Merger Sub, pursuant to which Rhino Merger Sub will merge with and into us with us continuing as the surviving corporation and becoming a subsidiary of Verizon Wireless. The merger was approved by our shareholders on October 4, 2007, and the consummation of the merger remains subject to receipt of certain regulatory approvals. We currently anticipate that the merger will be completed toward the end of the second quarter of 2008.

The consummation of the merger is subject to receipt of necessary approvals under the Hart−Scott−Rodino Antitrust Improvements Act of 1976, as amended, (the "HSR Act"), and other customary closing conditions.  On September 28, 2007, RCC and Verizon Wireless received a request for additional information from the Antitrust Division of the U.S. Department of Justice ("DOJ") regarding the merger.  The information request, also known as a "second request," was issued under the HSR Act.  On April 2, 2008 and April 4, 2008, Verizon Wireless and RCC, respectively, certified substantial compliance with the second request. The waiting period under the HSR Act expired at 11:59 p.m. EDT on May 5, 2008.

The merger agreement contains certain termination rights for both Verizon and RCC and further provides that, upon termination of the merger agreement under specified circumstances, RCC may be required to pay Verizon a termination fee of $55 million.

2)	BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2008 and 2007 have been prepared by management. In the opinion of management, only normal recurring adjustments necessary to fairly present the financial position, results of operations, and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full fiscal year or for any other interim periods.

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

Recently Issued Accounting Standards Not Yet Adopted

Measuring Fair Value. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS No. 157”), Fair Value Measurements.   This statement establishes a consistent framework for measuring fair value and expands disclosures on fair value measurements. Our adoption of SFAS No. 157 on January 1, 2008 has not had a material impact on our results of operations or financial position.

 In February 2008, the FASB issued FASB Statement of Position, or FSP, No. 157-2 (“FSP 157-2”), Partial Deferral of the Effective Date of Statement 157, which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Although we will continue to evaluate the application of SFAS No. 157, we do not believe the adoption will have a material impact on our results of operations or financial position.

Recently Issued Accounting Standards Adopted in Fiscal 2008

The Fair Value Option for Financial Assets and Financial Liabilities. In February 2007, the FASB issued SFAS Statement No. 159 (“SFAS No. 159”), The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS Statement 115, permitting entities to choose to measure financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis. Our adoption of SFAS No. 159 on January 1, 2008 has not had a material impact on our results of operations or financial position.

4)	UNCERTAINTY IN INCOME TAXES.

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

For the year ended December 31, 2007, our total deferred tax asset and valuation allowance adjustment for unrecognized tax benefits is $5.8 million. For the three months ended March 31, 2008, our total deferred tax asset and valuation allowance adjustment for unrecognized tax benefits is $6.0 million, an increase of $124,000. None of this amount, if recognized, would impact our effective tax rate.

The following table summarizes the activity related to our unrecognized tax benefits:

(in thousands)	Unrecognized Tax Benefits
Balance at December 31, 2007	$5,842
Increase related to current year tax positions	124
Balance at March 31, 2008	$5,966

Our policy is to record penalties and interest related to unrecognized tax benefits in income tax expense. As of March 31, 2008 and December 31, 2007, we have not recorded penalties or interest on either the balance sheet or in the income statement.

We do not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

5)	ACCOUNTING FOR SHARE BASED PAYMENTS:

Stock-based compensation in our financial statements was recognized for all stock-based compensation expense arrangements, including employee and non-employee stock options granted after January 1, 2006 and all stock-based compensation arrangements granted prior to January 1, 2006, but remaining unvested as of such date. Accordingly, for the three months ended March 31, 2008 and 2007, we recognized stock-based compensation of $548,000 and $414,000, respectively.

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

The following table summarizes plan activity under our various stock compensation plans from December 31, 2007 through March 31, 2008:

	2006 Omnibus Incentive and Prior Plans	Employee Stock Purchase Plan
Available for issuance at December 31, 2007	1,097,656	75,091
Options granted	-	-
Non-vested shares awarded	-	-
Options forfeited	15,000	-
Non-vested shares forfeited	-	-
Available for issuance at March 31, 2008	1,112,656	75,091

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

For the three months ended March 31, 2008, transactions in non-vested shares were as follows:

	Non-vested shares & units	Weighted Average Fair Value ($)
Non-vested shares outstanding December 31, 2007	299,457	$13.12
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested shares outstanding March 31, 2008	299,457	$13.12

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, employees who satisfy certain length of service and other criteria are permitted to purchase shares of Class A common stock at 85% of the fair market value of the Class A common stock on the first business day of January or the last business day of December of each year, whichever is lower. The number of shares authorized to be issued under the Employee Stock Purchase Plan is 750,000. Each year, employees participate in this plan by making contributions through payroll deduction.  Employees were not allowed to make contributions to the Employee Stock Purchase Plan in 2008.

Stock Options

Stock options granted to employees typically vest ratably over five years and have a maximum term of ten years. Stock options granted to directors typically vest in full after one year and have a maximum term of six years. The expense related to these options is recorded on a straight-line basis over the vesting period.

We used the following assumptions to estimate the fair value of stock options granted during the three ended March 31, 2008 and 2007:

	2006 Omnibus Incentive Plan Options and Prior Plans Three Months Ended March 31,
	2008	2007
Average expected term (years)	-	6.5 yrs
Expected volatility	-	80.00%
Risk-free interest rate (range)	-	4.88%
Expected dividend yield	-	-

Information related to stock options issued under various plans is as follows:

	Three Month Ended March 31, 2008
	Shares	Weighted Average Exercise Price	Weighted Average Compensation Cost
Outstanding at December 31, 2007	1,381,746	$15.16	$12.06
Granted	-	-	-
Exercised	(28,710)	$13.00	$9.63
Cancelled	(15,000)	$13.26	$9.26
Outstanding at March 31, 2008	1,338,036	$15.23	$12.15
Exercisable, at March 31, 2008	1,187,534	$15.80	$12.66

6)	LICENSES AND OTHER INTANGIBLE ASSETS:

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

(in thousands)	Three Months Ended March 31,
	2008	2007
Customer List Amortization	$1,256	$4,253

Projected customer list amortization is as follows:

Year ended December 31,	Projected Customer List Amortization (in thousands)
2008	$3,273
2009	$1,226
2010	$1,200
2011	$1,200
2012	$300

We review goodwill and other indefinite-lived intangible assets for impairment based on the requirements of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). In accordance with SFAS No. 142, goodwill is tested for impairment at the reporting unit level on an annual basis as of October 1st or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. These events or circumstances would include a significant change in the business climate, legal developments, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. In analyzing goodwill for potential impairment, we use projections of future cash flows from the reporting units. These projections are based on our view of growth rates, anticipated future economic conditions, the appropriate discount rates relative to risk, and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. If changes in growth rates, future economic conditions, discount rates, or estimates of residual values were to occur, goodwill may become impaired.

In accordance with Emerging Issues Task Force (“EITF”) No. 02-7 (“EITF 02-7”), Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, impairment tests for indefinite-lived intangible assets, including FCC licenses, are required to be performed on an annual basis or on an interim basis if an event occurs or circumstances change that would indicate the asset might be impaired. We utilize a fair value approach, incorporating discounted cash flows, to complete the test. This approach determines the fair value of the FCC licenses, using start-up model assumptions and, accordingly, incorporates cash flow assumptions regarding the investment in a network, the development of distribution channels, and other inputs for making the business operational. These inputs are included in determining free cash flows of the reporting unit, using assumptions of weighted average costs of capital and the long-term rate of growth for each reporting unit. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. If any of the assumptions were to change, FCC licenses may become impaired. There was no impairment charge in the three months ended March 31, 2008 and 2007.

7)	LONG-TERM LIABILITIES:

We had the following long-term liabilities outstanding (in thousands):

	March 31, 2008	December 31, 2007

Line of credit	$58,000	$58,000
8 ¼% senior secured notes	510,000	510,000
9 7/8% senior notes	325,000	325,000
Senior subordinated floating rate notes (due 2012)	175,000	175,000
Senior subordinated floating rate notes (due 2013)	425,000	425,000
12 ¼% junior exchangeable preferred stock (due 2011)	255,558	255,558
Accrued dividends on 12 1/4% junior exchangeable preferred stock	80,662	70,671
Deferred tax liability	12,725	12,725
Premium on senior secured notes offering	3,996	4,300
Discount on senior subordinated floating rate notes	(1,595)	(1,663)
Asset retirement obligations and other	10,351	10,511
	$1,854,697	$1,845,102

Credit Facility   – As of March 31, 2008, we had drawn $58 million under our revolving credit facility at a rate of LIBOR plus 2.0% (5.0% as of March 31, 2008). The credit facility  is subject to various covenants, including the ratio of senior secured indebtedness to annualized operating cash flow (as defined in the credit facility), the ratio of total indebtedness to annualized operating cash flow, and the ratio of annualized operating cash flow to interest expense. RCC was in compliance with all financial covenants at March 31, 2008.

8 ¼% Senior Secured Notes Due 2012 – In March 2004 and May 2006, we issued $510 million aggregate principal amount of 8 1/4% senior secured notes due 2012 (“secured notes”).

Interest on the secured notes is payable on March 15 and September 15 of each year.  We may redeem the secured notes, in whole or in part, at 104.125% of the principal amount, declining to 102.063% at March 15, 2009 and 100.000% at March 15, 2010, plus accrued and unpaid interest to but excluding the date fixed for redemption.

9 7/8 % Senior Notes Due 2010 - In 2003, RCC issued $325 million principal amount of 9 7/8% senior notes due 2010. Interest is payable on February 1 and August 1 of each year. The notes will mature on February 1, 2010. At RCC’s option, we may redeem the 9 7/8% notes at prices starting at 104.938% of the principal amount, declining to 102.469% at August 1, 2008 and 100% at August 1, 2009, plus accrued and unpaid interest to but excluding the date fixed for redemption.

Senior Subordinated Floating Rate Notes Due 2012 – In 2005, we issued $175 million of Senior Subordinated Floating Rate Notes due 2012 (“2012 notes”), which were sold at an original issue discount of $2.2 million, or 1.25%.  The effective interest rate at March 31, 2008 was 10.916%. Interest is reset quarterly and payable on February 1, May 1, August 1, and November 1 of each year.

We may redeem any of the 2012 notes at prices starting at 102.000%, declining to 101.000% at November 1, 2008 and 100.000% at November 1, 2009, plus accrued and unpaid interest and liquidated damages, if any, up to, but excluding, the date of redemption.

Senior Subordinated Floating Rate Notes Due 2013 – In May 2007 we issued $425 million aggregate principal amount of Senior Subordinated Floating Rate Notes due 2013 (“2013 notes”) and used the proceeds to redeem our then outstanding 11 3/8% Senior Subordinated Debentures and 9 3/4% Senior Subordinated Notes.  The 2013 notes mature on June 1, 2013.  Interest on the 2013 notes is reset quarterly at a rate equal to the three month LIBOR, plus 3.00% (6.176% at March 31, 2008), and is payable on March 1, June 1, September 1 and December 1 of each year.

The 2013 notes are redeemable at our option beginning June 1, 2008, at 102.000% of principal, plus accrued and unpaid interest, declining to 101.000% at June 1, 2009, and 100.000% at June 1, 2010.  Prior to June 1, 2008, we may, at our option, redeem up to 35% of the original aggregate principal amount of the 2013 notes with the net cash proceeds of certain sales of equity securities at 100.000% of principal, plus accrued and unpaid interest, if any, and to the extent that, after such redemption, at least 65% of the aggregate principal amount of the 2013 notes remains outstanding.  In addition, prior to June 1, 2008, we may, at our option, redeem some or all of the 2013 notes at an established “make whole” price.

12 1/4% Junior Exchangeable Preferred Stock – Due February 15, 2011. Dividends on the junior exchangeable preferred stock are cumulative, are payable quarterly, and are to be paid on any dividend payment date occurring after February 15, 2005 in cash.  We may redeem the junior exchangeable preferred stock in whole or in part, at any time, at a redemption price equal to 101.531% of the liquidation preference, declining to 100.000% at February 15, 2009, plus accumulated and unpaid dividends, if any, to but excluding the redemption date.

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

At March 31, 2008, we had accrued $80.7 million in undeclared dividends with respect to our junior exchangeable preferred stock, representing eight quarters in arrears, which will be payable at the mandatory redemption date, if not sooner declared and paid.

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

Because we are six or more dividend payments in arrears as of March 31, 2008, the holders have the right to elect two directors to our board.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. Pursuant to SFAS No. 150, our 11 3/8% Senior Exchangeable Preferred and 12 ¼ % Junior Exchangeable Preferred securities are classified as Long-Term Liabilities because they are exchangeable at our option for debentures of like terms. The dividend expense related to these instruments is classified as interest expense. For the three months ended March 31, 2008 and 2007, dividends on these instruments were $10.0 million and $14.7 million, respectively.

Accrued dividends payable for the junior exchangeable preferred securities of $80.7 million as of March 31, 2008 are included in long-term liabilities.  The 11 3/8% Senior Exchangeable Preferred Securities were exchanged for 11 3/8% Senior Subordinated Debentures and the accrued dividends were paid during the 2nd quarter of 2007.  Subsequently, also in the 2nd quarter of 2007, the debentures were redeemed.

8)	REDEEMABLE PREFERRED STOCK:

In April 2000, we issued 110,000 shares of Class M Voting Convertible Preferred stock. The security has a liquidation preference of $1,000 per share and will be redeemed at its total liquidation preference plus accumulated and unpaid dividends. Pursuant to SFAS No. 150, RCC’s Class M Preferred Stock does not meet the characteristics of a liability and is presented between liability and equity on the RCC’s balance sheet.

Class M Voting Convertible Preferred security balance sheet reconciliation (in thousands):

As of March 31, 2008
Preferred securities originally issued	$110,000
Accrued dividends	97,210
Unamortized issuance costs	(1,553)
$205,657

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

The Class M convertible preferred stock, is redeemable at 100% of its total liquidation preference plus accumulated and unpaid dividends at April 3, 2012. The Class M convertible preferred stock can be redeemed at our option if the closing price of the Class A common stock equals or exceeds 175% of $46.71 for a period of 30 consecutive days.  The holders of the Class M convertible preferred stock also have the right to require us to buy back the Class M preferred stock under other circumstances, including a change in control of RCC.

9)	NET INTEREST EXPENSE

Components of Interest Expense	Three Months Ended March 31,
(in thousands)	2008	2007	$ Increase (Decrease)	% Increase (Decrease)

Interest expense on credit facility	$843	$1,100	(257)	-23.4%
Interest expense on senior secured notes	10,215	10,186	29	0.3%
Interest expense on senior notes	8,023	8,023	-	0.0%
Interest expense on senior subordinated notes	12,202	12,235	(33)	-0.3%
Amortization of debt issuance costs	1,219	1,313	(94)	-7.2%
Senior and junior preferred stock dividends	9,991	14,739	(4,748)	-32.2%
Derivative instrument market value change	1,461	(13)	1,474	-11338.5%
Other	432	60	372	620.0%
	$44,386	$47,643	(3,257)	-6.8%

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

Balance Sheet Information as of March 31, 2008 (unaudited)
(In thousands, except per share data):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

CURRENT ASSETS:
Cash and cash equivalents	$124,621	$4,040	$16	$-	$128,677
Accounts receivable, less allowance for doubtful accounts	26,330	38,824	758	-	65,912
Inventories	3,763	7,337	131	-	11,231
Other current assets	2,180	3,383	119	-	5,682
Current intercompany receivable	(13,493)	13,960	-	(467)	-
Total current assets	143,401	67,544	1,024	(467)	211,502
PROPERTY AND EQUIPMENT, net	69,661	139,667	5,299	-	214,627
LICENSES AND OTHER ASSETS:
Licenses, net	-	527,723	8,679	-	536,402
Goodwill, net	14,273	345,535	-	-	359,808
Customer lists, net	5,058	884	-	-	5,942
Deferred debt issuance costs, net	17,528	-	-	-	17,528
Investment in consolidated subsidiaries	1,083,208	-	-	(1,083,208)	-
Other assets, net	2,136	5,685	1,547	(5,260)	4,108
Total licenses and other assets	1,122,203	879,827	10,226	(1,088,468)	923,788
	$1,335,265	$1,087,038	$16,549	$(1,088,935)	$1,349,917

CURRENT LIABILITIES:
Accounts payable	$25,048	$12,740	$89	$-	$37,877
Advance billings and customer deposits	2,853	11,311	250	-	14,414
Accrued interest	12,457	-	-	-	12,457
Other accrued expenses	37,237	49,561	42	(76,594)	10,246
Current intercompany payable	-	120	347	(467)	-
Total current liabilities	77,595	73,732	728	(77,061)	74,994
LONG-TERM LIABILITIES	1,837,444	978,015	32,706	(993,468)	1,854,697
Total liabilities	1,915,039	1,051,747	33,434	(1,070,529)	1,929,691

REDEEMABLE PREFERRED STOCK	205,657	-	-	-	205,657

SHAREHOLDERS’ EQUITY (DEFICIT):
Class A common stock; $.01 par value; 200,000 shares authorized, 15,631 outstanding	156	2	-	(2)	156
Class B common stock; $.01 par value; 10,000 shares authorized, 236 outstanding	2	-	-	-	2
Additional paid-in capital	234,248	844,559	31,679	(876,238)	234,248
Accumulated earnings (deficit)	(1,019,837)	(809,270)	(48,564)	857,834	(1,019,837)
Total shareholders’ equity (deficit)	(785,431)	35,291	(16,885)	(18,406)	(785,431)
	$1,335,265	$1,087,038	$16,549	$(1,088,935)	$1,349,917

Balance Sheet Information as of December 31, 2007
(in thousands, except per share data):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

CURRENT ASSETS:
Cash and cash equivalents	$110,704	$3,636	$26	$-	$114,366
Accounts receivable, less allowance for doubtful accounts	28,844	39,774	435	-	69,053
Inventories	6,126	9,001	158	-	15,285
Other current assets	2,273	2,961	131	-	5,365
Current intercompany receivable	(15,490)	28,185	-	(12,695)	-
Total current assets	132,457	83,557	750	(12,695)	204,069
PROPERTY AND EQUIPMENT, net	66,044	147,438	5,702	-	219,184
LICENSES AND OTHER ASSETS:
Licenses, net	-	527,723	8,679	-	536,402
Goodwill, net	14,273	345,535	-	-	359,808
Customer lists, net	5,436	1,763	-	-	7,199
Deferred debt issuance costs, net	18,630	-	-	-	18,630
Investment in consolidated subsidiaries	1,097,414	-	-	(1,097,414)	-
Other assets, net	2,507	6,915	1,624	(6,493)	4,553
Total licenses and other assets	1,138,260	881,936	10,303	(1,103,907)	926,592
	$1,336,761	$1,112,931	$16,755	$(1,116,602)	$1,349,845

CURRENT LIABILITIES:
Accounts payable	$25,077	$12,432	$123	$-	$37,632
Advance billings and customer deposits	2,950	10,510	259	-	13,719
Accrued interest	32,388	-	-	-	32,388
Other accrued expenses	38,140	48,977	35	(76,458)	10,694
Current intercompany payable	-	12,586	110	(12,696)	-
Total current liabilities	98,555	84,505	527	(89,154)	94,433
LONG-TERM LIABILITIES	1,827,896	1,004,575	32,589	(1,019,958)	1,845,102
Total liabilities	1,926,451	1,089,080	33,116	(1,109,112)	1,939,535

REDEEMABLE PREFERRED STOCK	201,519	-	-	-	201,519

SHAREHOLDERS’ EQUITY (DEFICIT):
Class A common stock; $.01 par value; 200,000 shares authorized, 15,470 outstanding	155	2	-	(2)	155
Class B common stock; $.01 par value; 10,000 shares authorized, 236 outstanding	2	-	-	-	2
Additional paid-in capital	232,756	844,559	31,679	(876,238)	232,756
Accumulated earnings (deficit)	(1,024,122)	(820,710)	(48,040)	868,750	(1,024,122)
Total shareholders’ equity (deficit)	(791,209)	23,851	(16,361)	(7,490)	(791,209)
	$1,336,761	$1,112,931	$16,755	$(1,116,602)	$1,349,845

Statement of Operations Information for the Three Months Ended March 31, 2008
(unaudited) (in thousands):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE:
Service	$36,330	$73,144	$1,221	$(798)	$109,897
Roaming	10,108	37,732	1,040	-	48,880
Equipment	2,728	5,629	97	-	8,454
Total revenue	49,166	116,505	2,358	(798)	167,231
OPERATING EXPENSES:
Network costs, excluding depreciation	10,451	27,921	738	(736)	38,374
Cost of equipment sales	5,037	11,179	151	-	16,367
Selling, general and administrative	25,006	16,161	884	(62)	41,989
Depreciation and amortization	5,365	12,529	504	-	18,398
Total operating expenses	45,859	67,790	2,277	(798)	115,128
OPERATING INCOME	3,307	48,715	81	-	52,103
OTHER INCOME (EXPENSE):
Interest expense	(44,342)	(22,894)	(600)	23,450	(44,386)
Interest and dividend income	24,162	23	-	(23,450)	735
Inter-company charges	13,265	(13,265)	-	-	-
Equity in subsidiaries	12,040	-	-	(12,040)	-
Other	(4)	-	-	-	(4)
Other expense, net	5,121	(36,136)	(600)	(12,040)	(43,655)
INCOME (LOSS) BEFORE INCOME TAXES	8,428	12,579	(519)	(12,040)	8,448
INCOME TAX PROVISION (BENEFIT)	5	1,139	5	(1,124)	25
NET INCOME (LOSS)	8,423	11,440	(524)	(10,916)	8,423
PREFERRED STOCK DIVIDEND	(4,138)	-	-	-	(4,138)
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$4,285	$11,440	$(524)	$(10,916)	$4,285

Statement of Operations Information for the Three Months Ended March 31, 2007
(unaudited) (in thousands):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE:
Service	$29,793	$67,153	$1,425	$(497)	$97,874
Roaming	7,458	26,817	1,672	-	35,947
Equipment	1,346	4,922	141	-	6,409
Total revenue	38,597	98,892	3,238	(497)	140,230
OPERATING EXPENSES:
Network costs, excluding depreciation	9,285	24,934	704	(401)	34,522
Cost of equipment sales	3,169	9,459	244	-	12,872
Selling, general and administrative	18,165	14,857	868	(96)	33,794
Depreciation and amortization	5,922	15,773	515	-	22,210
Total operating expenses	36,541	65,023	2,331	(497)	103,398
OPERATING INCOME	2,056	33,869	907	-	36,832
OTHER INCOME (EXPENSE):
Interest expense	(47,608)	(24,715)	(805)	25,485	(47,643)
Interest and dividend income	27,701	25	-	(25,485)	2,241
Inter-company charges	9,136	(9,136)	-	-	-
Equity in subsidiaries	202	-	-	(202)	-
Other	-	(27)	-	-	(27)
Other expense, net	(10,569)	(33,853)	(805)	(202)	(45,429)
INCOME (LOSS) BEFORE INCOME TAXES	(8,513)	16	102	(202)	(8,597)
INCOME TAX PROVISION (BENEFIT)	5	899	5	(988)	(79)
NET INCOME (LOSS)	(8,518)	(883)	97	786	(8,518)
PREFERRED STOCK DIVIDEND	(3,800)	-	-	-	(3,800)
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(12,318)	$(883)	$97	$786	$(12,318)

Statement of Cash Flows Information for Three Months Ended March 31, 2008
(unaudited) (in thousands):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$8,423	$11,440	$(524)	$(10,916)	$8,423
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and customer list amortization	5,365	12,529	504	-	18,398
Mark-to-market adjustments – financial instruments	1,461	-	-	-	1,461
Stock-based compensation	548	-	-	-	548
Deferred income taxes	4	1,140	5	(1,124)	25
Amortization of debt issuance cost	1,219	-	-	-	1,219
Other	253	36	2	-	291
Change in other operating elements:
Accounts receivable	2,534	1,230	(323)	-	3,441
Inventories	2,362	1,664	28	-	4,054
Other current assets	93	(422)	12	-	(317)
Accounts payable	(4,028)	(100)	(28)	-	(4,156)
Advance billings and customer deposits	(97)	801	(9)	-	695
Accrued senior and junior exchangeable preferred stock dividends	9,991	-	-	-	9,991
Accrued interest	(19,931)	-	-	-	(19,931)
Other accrued expenses	(2,760)	448	7	-	(2,305)
Net cash provided by (used in) operating activities	5,437	28,766	(326)	(12,040)	21,837
INVESTING ACTIVITIES:
Purchases of property and equipment	(4,632)	(3,770)	(31)	-	(8,433)
Proceeds from sale of property and equipment	4	7	-	-	11
Other	(49)	1	(5)	-	(53)
Net cash provided by (used in) investing activities	(4,677)	(3,762)	(36)	-	(8,475)
FINANCING ACTIVITIES:
Change in parent company receivable and payable	12,208	(24,600)	352	12,040	-
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	1,065	-	-	-	1,065
Payments of debt issuance costs	(116)	-	-	-	(116)
Net cash (used in) provided by financing activities	13,157	(24,600)	352	12,040	949
NET (DECREASE) INCREASE IN CASH	13,917	404	(10)	-	14,311
CASH AND CASH EQUIVALENTS, at beginning of year	110,704	3,636	26	-	114,366
CASH AND CASH EQUIVALENTS, at end of period	$124,621	$4,040	$16	$-	$128,677

Statement of Cash Flows Information for Three Months Ended March 31, 2007
(unaudited) (in thousands):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(8,518)	$(883)	$97	$786	$(8,518)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and customer list amortization	5,922	15,773	515	-	22,210
Mark-to-market adjustments – financial instruments	(13)	-	-	-	(13)
Stock-based compensation	414	-	-	-	414
Deferred income taxes	5	899	5	(988)	(79)
Amortization of debt issuance costs	1,313	-	-	-	1,313
Amortization of discount on investments	(1027)	-	-	-	(1,027)
Other	(532)	50	2	-	(480)
Change in other operating elements:
Accounts receivable	1,440	2,016	(34)	-	3,422
Inventories	(569)	3,566	88	-	3,085
Other current assets	(144)	(456)	15	-	(585)
Accounts payable	(2,046)	1,730	(141)	-	(457)
Advance billings and customer deposits	122	394	83	-	599
Accrued senior and junior preferred stock dividends	14,738	-	-	-	14,738
Accrued interest	(25,961)	-	-	-	(25,961)
Other accrued expenses	(824)	238	17	-	(569)
Net cash provided by (used in) operating activities	(15,680)	23,327	647	(202)	8,092
INVESTING ACTIVITIES:
Purchases of property and equipment	(2,372)	(5,780)	(167)	-	(8,319)
Purchases of short-term investments	(20,497)	-	-	-	(20,497)
Maturities of short-term investments	83,770	-	-	-	83,770
Proceeds from sale of property and equipment	-	9	-	-	9
Other	536	-	(5)	-	531
Net cash (used in) provided by investing activities	61,437	(5,771)	(172)	-	55,494
FINANCING ACTIVITIES:
Change in parent company receivable and payable	17,419	(17,140)	(481)	202	-
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	587	-	-	-	587
Net cash (used in) provided by financing activities	18,006	(17,140)	(481)	202	587
NET (DECREASE) INCREASE IN CASH	63,763	416	(6)	-	64,173
CASH AND CASH EQUIVALENTS, at beginning of year	69,571	2,884	40	-	72,495
CASH AND CASH EQUIVALENTS, at end of period	$133,334	$3,300	$34	$-	$136,668

11) SUBSEQUENT EVENTS

The consummation of the merger with Verizon Wireless is subject to receipt of necessary approvals under the HSR Act, and other customary closing conditions.  On September 28, 2007, RCC and Verizon Wireless received a request for additional information from the DOJ regarding the merger.  The information request, also known as a "second request," was issued under the HSR Act.  On April 2, 2008 and April 4, 2008, Verizon Wireless and RCC, respectively, certified substantial compliance with the second request.  The waiting period under the HSR Act expired at 11:59 p.m. EDT on May 5, 2008.

On August 3, 2007, a purported shareholder class action complaint, captioned Joshua Teitelbaum v. Rural Cellular Corporation, et al., was filed by a shareholder of RCC in the District Court of Douglas County, State of Minnesota, against RCC and its directors challenging the proposed merger. The complaint alleges causes of action for violation of fiduciary duties of care, loyalty, candor, good faith and independence owed to the public shareholders of RCC by the members of our board of directors and acting to put their personal interests ahead of the interests of RCC’s shareholders. The complaint seeks, among other things, to declare and decree that the merger agreement was entered into in breach of the fiduciary duties of the defendants and is therefore unlawful and unenforceable, to enjoin the consummation of the merger and to direct the defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of RCC’s shareholders and to refrain from entering into any transaction until the process for the sale or auction of RCC is completed and the highest possible price is obtained. The parties have negotiated an agreement to resolve the action, subject to certain conditions. On January 25, 2008, the Court preliminarily approved the proposed settlement. On May 1, 2008, the Court approved the class-action settlement and dismissed the case with prejudice.

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

Our marketed networks covered a total population of approximately 7.2 million POPs and served approximately 790,000 voice customers as of March 31, 2008. We have national roaming agreements in our markets with AT&T (effective through December 2009) and Verizon Wireless (effective through December 2009). Under these agreements, we have been able to attain preferred roaming status in our Central, South, Northeast and Northwest networks with GSM/GPRS/EDGE technology and our Midwest network with CDMA technology. We also have various agreements with T-Mobile.

The Verizon Wireless Merger

On July 29, 2007, we entered into a merger agreement with Cellco Partnership, a general partnership doing business as Verizon Wireless, AirTouch Cellular, an indirect wholly-owned subsidiary of Verizon Wireless, and Rhino Merger Sub, a wholly-owned subsidiary of AirTouch Cellular, pursuant to which Rhino Merger Sub will merge with and into RCC with RCC continuing as the surviving corporation and becoming a subsidiary of Verizon Wireless. At the effective time of the merger, each issued and outstanding share of our Class A and Class B common stock will be cancelled and converted into the right to receive $45.00 in cash, without interest. Each outstanding option to acquire our common stock will be cancelled in exchange for an amount equal to the product of $45.00 minus the exercise price of each option and the number of shares underlying the option. The merger agreement includes customary representations, warranties and covenants of us, Verizon Wireless and AirTouch Cellular. The merger was approved by our shareholders on October 4, 2007. The consummation of the merger remains subject to receipt of necessary approvals from the FCC and under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions. The merger agreement contains certain termination rights for both Verizon Wireless and us, and provides that upon a termination of the merger agreement under specified circumstances, we may be required to pay Verizon Wireless a termination fee of $55.0 million. We currently anticipate that the merger will be completed toward the end of the second quarter of 2008.

Summary of Three Months Ended March 31, 2008

Our first quarter operating performance reflects:

Increased postpaid and prepaid customers and the resulting increased service revenue, reflecting improved postpaid retention and increased prepaid gross additions.
Increased roaming minutes which more than offset a decrease in roaming yield resulting in increased roaming revenue.
Increased costs related to the increased migration activity to 2.5G handsets.
Strategic costs resulting from the merger agreement between RCC and Verizon.
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

Also included are charges for features such as voicemail, handset insurance, international calling, text and picture messaging, and incollect revenue, which consists of charges to our customers when they use their wireless phones in other wireless markets. We do not charge installation or connection fees. We also include in service revenue the Universal Service Fund (“USF”) support funding that we receive as a result of our Eligible Telecommunications Carrier (“ETC”) status in certain states and the USF pass-through fees we charge our customers.

•	Roaming revenue includes only outcollect revenue, which we receive when other wireless providers’ customers use our network.

Our average monthly roaming revenue typically increases during the second and third calendar quarters. This increase reflects greater usage by our roaming customers who travel in our cellular service areas for weekend and vacation recreation or work in seasonal industries.

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

Customer Base

At March 31, 2008, our customer base consisted of three customer categories: postpaid, wholesale, and prepaid.

(1)
Postpaid customers accounted for the largest portion of our customer base as of that date, at 83.1%. These customers pay a monthly access fee for a wireless service plan that generally includes a fixed number of minutes and certain service features. In addition to the monthly access fee, these customers are typically billed in arrears for data usage, roaming charges, and minutes of use exceeding the rate plans.

(2)
Wholesale customers are similar to our postpaid customers in that they pay monthly fees to utilize our network and services; however, the customers are billed by a third party (reseller), who has effectively resold our service to the end user (customer). We in turn bill the third party for the monthly usage of the end user. Wholesale customers accounted for 14.5% of our total customer base as of March 31, 2008.

(3)
Prepaid customers pay in advance to utilize our network and services and allow us to minimize bad debt, billing and collection costs. Typically, prepaid customers produce lower LSR and higher churn than postpaid customers. Our prepaid customers accounted for 2.4% of our customer base as of March 31, 2008.

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

(in thousands)	Three Months Ended March 31,
	2008		2007
	Amount	% of Revenue	Amount	% of Revenue
REVENUE:
Service	$109,897	65.7%	$97,874	69.8%
Roaming	48,880	29.2	35,947	25.6
Equipment	8,454	5.1	6,409	4.6
Total revenue	167,231	100.0	140,230	100.0
OPERATING EXPENSES:
Network costs, excluding depreciation	38,374	23.0	34,522	24.6
Cost of equipment sales	16,367	9.8	12,872	9.2
Selling, general and administrative	41,989	25.1	33,794	24.1
Depreciation and amortization	18,398	11.0	22,210	15.8
Total operating expenses	115,128	68.9	103,398	73.7
OPERATING INCOME	52,103	31.1	36,832	26.3
OTHER INCOME (EXPENSE):
Interest expense	(44,386)	(26.5)	(47,643)	(34.0)
Interest and dividend income	735	0.4	2,241	1.6
Other	(4)	0.0	(27)	0.0
Other expense, net	(43,655)	(26.1)	(45,429)	(32.4)
INCOME (LOSS) BEFORE INCOME TAX BENEFIT	8,448	5.0	(8,597)	(6.1)
INCOME TAX EXPENSE (BENEFIT)	25	0.0	(79)	(0.1)
NET INCOME (LOSS)	8,423	5.0	(8,518)	(6.0)
PREFERRED STOCK DIVIDEND	(4,138)	(2.5)	(3,800)	(2.7)
INCOME (LOSS) APPLICABLE TO COMMON SHARES	$4,285	2.5%	$(12,318)	(8.7)%

Consolidated Operating Data:	Three Months Ended March 31,
	2008	2007
Penetration (1) (2)	9.3%	9.1%
Retention (3)	98.2%	98.1%
Average monthly revenue per customer (4)	$77	$72
Local service revenue per customer (5)	$53	$52
Acquisition cost per customer (6)	$528	$478

	2008 Quarter Ended	2007 Quarter Ended				2006 Quarter Ended
Customer and POPs Data:	March	December	September	June	March	December
Voice customers at period end
Postpaid	657,160	651,624	645,975	638,116	594,327	586,092
Prepaid	18,736	15,750	10,575	9,111	8,937	9,433
Wholesale	114,535	123,331	134,272	131,302	112,368	110,133
Total customers	790,431	790,705	790,822	778,529	715,632	705,658

Direct marketed POPs
RCC Cellular	6,461,000	6,461,000	6,461,000	6,461,000	5,828,000	5,828,000
Wireless Alliance	781,000	781,000	781,000	781,000	776,000	776,000
Total POPs	7,242,000	7,242,000	7,242,000	7,242,000	6,604,000	6,604,000

(1)	Reflects 2000 U.S. Census Bureau data updated for December 2002.
(2)	Represents the ratio of wireless voice customers, excluding wholesale customers, at the end of the period to population served (“POPs”).
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

Retention	Three Months Ended March 31,
	2008	2007
Postpaid wireless voice customers discontinuing service (1)	35,110	33,296
Weighted average three month aggregate postpaid wireless voice customers (2)	1,962,696	1,767,961
Churn (1) divided by (2)	1.8%	1.9%
Retention (1 minus churn)	98.2%	98.1%

Acquisition Cost Per Customer	Three Months Ended March 31,
(in thousands, except customer gross additions and acquisition cost per customer )	2008	2007
Selling and marketing expense	16,711	$13,784
Net cost of equipment	7,913	6,463
Adjustments to cost of equipment	969	654
Total costs used in the calculation of acquisition cost per customer (3)	25,593	$20,901
Customer postpaid and prepaid gross additions (4)	48,451	43,728
Acquisition cost per customer (3) divided by (4)	$528	$478

Local Service Revenue Per Customer (“LSR”)	Three Months Ended March 31,
(in thousands, except weighted average three month aggregate postpaid wireless voice customers and LSR)	2008	2007
Revenues (as reported in Consolidated Statements of Operations)
Service revenue	$109,897	$97,874
Non postpaid revenue adjustments	(6,824)	(5,792)
Service revenue for LSR (5)	$103,073	$92,082
Weighted average three month aggregate postpaid wireless voice customers (6)	1,962,696	1,767,961
LSR (5) divided by (6)	$53	$52

Average Revenue Per Customer (“ARPU”)	Three Months Ended March 31,
(in thousands, except weighted average three month aggregate postpaid wireless voice customers and ARPU)	2008	2007
Revenues (as reported in Consolidated Statements of Operations)
Service revenue	$109,897	$97,874
Roaming revenue	48,880	35,947
Total	158,777	133,821
Non postpaid revenue adjustments:	(6,824)	(5,792)
Service revenues for ARPU (7)	$151,953	$128,029
Weighted average three month aggregate postpaid wireless voice customers (8)	1,962,696	1,767,961
ARPU (7) divided by (8)	$77	$72

Three Months Ended March 31, 2008 and 2007

Revenue

Operating Revenue:
	Three Months Ended March 31,
(In thousands)	2008	2007	$ Change	% Change
Service	$109,897	$97,874	$12,023	12.3%
Roaming	48,880	35,947	12,933	36.0%
Equipment	8,454	6,409	2,045	31.9%
Total operating revenue	$167,231	$140,230	$27,001	19.3%

Service Revenue	Three Months Ended March 31,
(In thousands)	2008	2007	$ Change	% Change
Local service	$92,630	$82,872	$9,758	11.8%
USF support	12,238	11,141	1,097	9.8%
Regulatory pass through	4,240	3,688	552	15.0%
Other	789	173	616	356.1%
Total service revenue	$109,897	$97,874	$12,023	12.3%

The increase in service revenue for the three months ended March 31, 2008 primarily reflects the following:

•	62,833 additional postpaid customers as compared to March 31, 2007 and an increase LSR which increased to $53 as compared to $52 during the three months ended March 31, 2007.
•
USF support which increased to $12.2 million for the three months ended March 31, 2008 as compared to $11.1 million for the three months ended March 31, 2007, primarily reflecting the addition of southern Minnesota markets which was completed in April 2007.

•	Regulatory pass-through fees which increased due to an increase in overall customers and increased rates.

Customers. Total customers increased to 790,431 at March 31, 2008 as compared to 715,632 at March 31, 2007 reflecting increased postpaid and prepaid customers in addition to customers added through our acquisition of southern Minnesota markets in April 2007.

Postpaid customer retention increased to 98.2% for the quarter compared to 98.1% in the first quarter last year. Postpaid customer gross additions decreased modestly to 40,646 for the three months ended March 31, 2008 compared to 41,531 last year. Reflecting improved retention which more than offset the modest decline in postpaid gross additions, postpaid customers increased by 5,536 during the quarter to 657,160.

Prepaid customer gross additions increased to 7,805 for the three months ended March 31, 2008 compared to 2,197 last year reflecting improvements in our 2.5G prepaid billing systems. Prepaid customer retention also improved during the three months ended March 31, 2008 compared to the prior year.  As a result of these factors, prepaid customers increased during the quarter by 2,986 and totaled 18,736 at March 31, 2008.

As of March 31, 2008, approximately 98% of our postpaid customers were using new technology devices compared to 95% at December 31, 2007. We continue to experience higher retention rates and LSR from our new technology customers and intend to complete the migration of our legacy customer base to new technology products during the second quarter of 2008.

Toward the end of the second quarter of 2008, we intend to decommission our fully depreciated TDMA network assets and discontinue service for the remaining TDMA customers. Primarily reflecting the discontinuation of these TDMA customers in the second quarter, we anticipate a modest reduction in customer retention during the second quarter as compared to the first quarter.

Roaming Revenue. The 36% increase in roaming revenue during the three months ended March 31, 2008 primarily reflects a 26% increase in outcollect minutes and an increase in data revenue, which were partially offset by a decline in our roaming yield.  Our outcollect yield for the three months ended March 31, 2008 was $0.099 per minute as compared to $0.103 per minute in the three months ended March 31, 2007. Data roaming revenue for the three months ended March 31, 2008 was $8.5 million as compared to $2.8 million in the comparable period of last year.

For the three months ended March 31, 2008, and 2007, AT&T, Verizon Wireless, and T−Mobile together accounted for approximately 97% and 94%, respectively, of our total outcollect roaming minutes.

We anticipate 2008 roaming minute increases to offset anticipated roaming yield declines, which should result in 2008 roaming revenue exceeding 2007 levels.

Equipment Revenue. Equipment revenue for the three months ended March 31, 2008 increased 32% to approximately $8.5 million as compared to $6.4 million for the three months ended March 31, 2007 resulting from an increase in the average handset sales price and equipment reselling activity.  The average handset price for the three months ended March 31, 2008 was $54 as compared to $52 for the three months ended March 31, 2007. Gross postpaid and prepaid additions for the three months ended March 31, 2008 were 48,451 as compared to 43,728 during the comparable period last year. Customer handset migrations for the three months ended March 31, 2008 increased to 52,227 as compared to 46,069 in 2007.

Operating Expenses
	Three Months Ended March 31,
(In thousands)	2008	2007	$ Change	% Change
Network cost
Incollect cost	$13,528	$12,832	$696	5.4%
Other network cost	24,846	21,690	3,156	14.6%
	38,374	34,522	3,852	11.2%
Cost of equipment sales	16,367	12,872	3,495	27.2%
Selling, general and administrative	41,989	33,794	8,195	24.2%
Depreciation and amortization	18,398	22,210	(3,812)	-17.2%
Total operating expenses	$115,128	$103,398	$11,730	11.3%

Network Cost. Network cost, as a percentage of total revenues, decreased to 23.0% for the three months ended March 31, 2008 as compared to 24.6% for the three months ended March 31, 2007. The incollect cost increase is due to greater off-network customer call activity and expanded network presence across all territories including the southern Minnesota property we acquired in April 2007. During the three months ended March 31, 2008, incollect minutes increased 16% compared to the prior year.  Incollect cost per minute for both the three months ended March 31, 2008 and 2007 was approximately unchanged at $0.08.

At March 31, 2008, our network had expanded to include 1,355 cell sites as compared to 1,172 at March 31, 2007, including 80 sites added through the acquisition of the southern Minnesota markets in April 2007.

Cost of Equipment Sales. As a percentage of revenue, cost of equipment sales for the three months ended March 31, 2008 increased to 9.8% as compared to 9.2% for the three months ended March 31, 2007.  Cost of equipment sales increased 27.2% to $16.4 million for the three months ended March 31, 2008, primarily reflecting an increase in customer migrations, network reselling activity, and an increase in the average cost of handsets. Customer handset migrations for the three months ended March 31, 2008 were 52,227 as compared to 46,069 in the comparable period of the prior year. The average cost of a handset increased to $142 for the three months ended March 31, 2008 as compared to $132 for the three months ended March 31, 2007. This also contributed to an increase in acquisition cost per customer. Gross postpaid additions for the three months ended March 31, 2008 were 40,646 as compared to 41,531 during the comparable period of 2007.

As of March 31, 2008, approximately 98% of our postpaid customers were using new technology devices compared to 95% at December 31, 2007.

Selling, General and Administrative.

Components of SG&A are as follows:
(in thousands)	Three Months Ended March 31,
	2008	2007	$ Change	% Change
General and administrative	$17,523	$14,321	$3,202	22.4%
Sales and marketing	16,711	13,784	2,927	21.2%
Regulatory pass-through fees	4,560	3,918	642	16.4%
Stock based compensation	548	414	134	32.4%
Bad debt	2,647	1,357	1,290	95.1%
	$41,989	$33,794	$8,195	24.2%

As a percentage of revenue, SG&A increased to 25.1% for the three months ended March 31, 2008 as compared to 24.1% for the three months ended March 31, 2007.  SG&A increased 24.2% to $42.0 million, reflecting:

•	increased general and administrative, which primarily reflected one-time strategic costs of $2.2 million resulting from the merger agreement between Rural Cellular Corporation and Verizon,
•	increased sales and marketing, which were primarily related to sales efforts in southern Minnesota and TDMA migration activity,
•
increased bad debt expense, which primarily reflected no sale of receivables during the three months ended March 31, 2008 compared to the receipt of $785,000 from the sale of previously written off accounts in the three months ended March 31, 2007, and

•	increased regulatory pass-through fees.

Stock-based compensation - In accordance with our adoption of SFAS No. 123(R), stock-based compensation in our financial statements was recognized for all stock-based compensation arrangements, including employee and non-employee stock options granted after January 1, 2006 and all stock-based compensation arrangements granted prior to January 1, 2006, and remaining unvested as of such date. For the three months ended March 31, 2008, stock-based compensation increased to $548,000 from $414,000 for the three months ended March 31, 2007, primarily reflecting the increase in market price of our stock and its effect on the valuation and the corresponding expense related to current and prior year stock-based awards.

Depreciation and Amortization. Depreciation and amortization expense decreased 17% for the three months ended March 31, 2008 to $18.4 million as compared to $22.2 million for the three months ended March 31, 2007 reflecting the fully depreciated status of TDMA switching equipment in February 2008 and certain CDMA assets at December 31, 2007.

Other Income (Expense)

Interest Expense.

Components of Interest Expense	Three Months Ended March 31,
(in thousands)	2008	2007	$ Increase (Decrease)	% Increase (Decrease)

Interest expense on credit facility	$843	$1,100	$(257)	-23.4%
Interest expense on senior secured notes	10,215	10,186	29	0.3%
Interest expense on senior notes	8,023	8,023	-	0.0%
Interest expense on senior subordinated notes	12,202	12,235	(33)	-0.3%
Amortization of debt issuance costs	1,219	1,313	(94)	-7.2%
Senior and junior preferred stock dividends	9,991	14,739	(4,748)	-32.2%
Derivative instrument market value change	1,461	(13)	1,474	-11338.5%
Other	432	60	372	620.0%
	$44,386	$47,643	$(3,257)	-6.8%

Interest expense for the three months ended March 31, 2008 decreased 6.8%, primarily reflecting moderately lower debt levels and lower average rates than a year ago, together with the redemption of our Senior Preferred Stock during the second quarter of 2007.

Primarily reflecting moderately lower debt levels, cash interest expense for three months ended March 31, 2008 was $51.8 million as compared to $57.8 million in the three months ended March 31, 2007.

Preferred Stock Dividends.

Preferred stock dividends for the three months ended March 31, 2008 increased 8.9% to $4.1 million as compared to $3.8 million in the three months ended March 31, 2007. The increase in preferred stock dividends reflects the compounding effect of the accrual of past Class M preferred stock dividends.

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

We believe our networks continue to perform well as shown by our increases in customers and roaming MOUs. Our cell site count increased from 1,322 at December 31, 2007 to 1,355 sites at March 31, 2008. Primarily reflecting our efforts to continually improve network capacity in all of our service areas, our capital expenditures for the three months ended March 31, 2008 were to $8.4 million as compared to $8.3 million in 2007.

Junior Exchangeable Preferred Stock. We have failed to pay six or more quarterly dividends on the Junior Exchangeable Preferred Stock and, accordingly, a “Voting Rights Triggering Event,” as defined in its Certificate of Designation has occurred. As a result, the holders of junior exchangeable preferred stock have the right to elect two directors.  In addition, while a “Voting Rights Triggering Event” exists, certain terms of our junior exchangeable preferred stock, if enforceable, may prohibit incurrence of additional indebtedness, including borrowings under our revolving credit facility.  The accrued dividends in arrears for the junior exchangeable preferred securities, through March 31, 2008, totaled approximately $80.7 million.

Credit Facility. As of March 31, 2008, we were in compliance with covenants under the credit facility and had drawn $58 million of the $60 million initially available.

Our borrowings under the revolving credit facility bear interest at rates based, at our option, on either (i) the one, two, three, six, or, if made available by the lender, nine or twelve month Eurodollar rate, which is determined by reference to the Adjusted LIBOR rate, or (ii) the Alternate Base Rate, which is the higher of the prime lending rate on page 5 of the Telerate Service and the Federal Funds Effective Rate plus 1/2 of 1 percent. In each case, we are required to pay an additional margin of interest above the Eurodollar rate or the Alternate Base Rate. The margin is based on the ratio of our senior secured debt to our adjusted cash flow. The margin above the Alternate Base Rate ranges from 0.75% to 1.00%. The margin above the Eurodollar rate fluctuates from 1.75% to 2.00%.

Cash flows for the three months ended March 31, 2008 and 2007

	Three Months Ended March 31,
(in thousands)	2008	2007	Change
Net cash provided by operating activities	$21,837	$8,092	$13,745
Net cash (used in) provided by investing activities	(8,475)	55,494	(63,969)
Net cash provided by financing activities	949	587	362
Net increase in cash and cash equivalents	14,311	64,173	(49,862)

Cash and cash equivalents, at beginning of year	114,366	72,495	41,871
Cash and cash equivalents, at end of period	$128,677	$136,668	$(7,991)

Net cash and cash equivalents provided by operating activities was $21.8 million for the three months ended March 31, 2008 as compared to $8.1 million for the three months ended March 31, 2007.  Adjustments to the $8.4 million net income for the three months ended March 31, 2008 to reconcile to net cash used in operating activities included the following:

•	$18.4 million in depreciation and amortization,
•	$10.0 million increase in preferred stock dividends,
•	$4.1 million decrease in inventories, and
•	$3.4 million decrease in accounts receivable.

Partially offsetting the above was a decline in accrued interest of $19.9 million together with a $4.2 million decrease in accounts payable.

Net cash used in investing activities for the three months ended March 31, 2008 was $8.5 million, which was mostly comprised of property and equipment purchases related to network expansion within existing service areas and maintenance of existing networks.

Net cash provided by financing activities for the three months ended March 31, 2008 was $949,000, reflecting the proceeds from the issuance of common stock pursuant to our employee stock purchase plan and upon exercise of stock options of $1.1 million.

Liquidity. Our cash and cash equivalents and short-term investments increased to $128.7 million as compared to $114.4 million at December 31, 2007. Cash interest payments during the three months ended March 31, 2008 were $51.8 million as compared to $57.8 million during the three months ended March 2007.

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

Supplemental Disclosure of Condensed Consolidated Cash Flow Information

(in thousands)	Three Months Ended March 31,
	2008	2007
Cash paid for:
Interest	$51,810	$57,787

Forward-Looking Statements

Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although RCC believes that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. A number of factors could cause actual results, performance, achievements of RCC, or industry results to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, competitive considerations, success of customer enrollment initiatives, the ability to increase wireless usage and reduce customer acquisition costs, the ability to improve customer retention, the successful integration of any acquired operations with RCC’s existing operations, the ability to negotiate favorable roaming agreements, the ability to service debt, and other factors discussed in RCC's Report on Form 10-K for the year ended December 31, 2007 and in other filings with the Securities and Exchange Commission.  Investors are cautioned that all forward-looking statements involve risks and uncertainties.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have issued debt and preferred securities and used bank credit facilities as well as cash from operations to finance our capital requirements and operations. These financial instruments, to the extent they provide for variable rates of interest, expose us to interest rate risk. One percentage point of an interest rate adjustment would have changed our cash interest payments on an annual basis by approximately $6.6 million as of March 31, 2008.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

RCC’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934. As of the end of the period covered by this report, RCC performed an evaluation, under the supervision and with the participation of RCC's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon, and as of the date of, that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file with or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to RCC's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. No changes were made to RCC's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of RCC is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). RCC’s internal control system is designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. RCC’s management assessed the effectiveness of the company’s internal control over financial reporting as of March 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of March 31, 2008, our internal controls over financial reporting were effective.

Changes to Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Current legal activity includes the following:

•
In August 2007, a purported shareholder class action complaint, captioned Joshua Teitelbaum v. Rural Cellular Corporation, et al., was filed by a shareholder of RCC in the District Court of Douglas County, State of Minnesota, against RCC and our directors challenging the proposed merger of Rural Cellular Corporation and Verizon Wireless. The parties negotiated an agreement to resolve the action. On January 25, 2008, the Court preliminarily approved the proposed settlement. On May 1, 2008, the Court approved the class-action settlement and dismissed the case with prejudice.

•
In March 2008, we were informed by AT&T Mobility (formerly Cingular Wireless) that it would be seeking to unilaterally reduce roaming rates with us. This action is based on AT&T Mobility’s belief that we failed to satisfactorily meet certain obligations within our inter-carrier roaming agreements.  In accordance with our roaming agreement, we have entered into a process to arbitrate this dispute with AT&T.  We believe that resolution of this matter will not have a significant impact on our consolidated financial position or results of operations.

Item 1A. RISK FACTORS

See “Risk Factors” in Part I in our Annual Report on Form 10-K for the year ended December 31, 2007 for information on risk factors. There were no material changes in the nature or status of our risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 3. DEFAULTS UPON SENIOR SECURITIES

(b) Preferred Stock Dividends

12¼% Junior Exchangeable Preferred Stock. As of the date of this report, we were eight dividend payments in arrears with regard to our junior exchangeable preferred stock, creating a “`Voting Rights Triggering Event.” Accrued dividends in arrearage, through May 6, 2008, were approximately $84.7 million.

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

Item 6.   EXHIBITS

The following exhibits are filed with this report.

31.1	302 CERTIFICATION
31.2	302 CERTIFICATION
32.1	CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RURAL CELLULAR CORPORATION
(Registrant)

Date: May 7, 2008	/s/ Richard P. Ekstrand
Richard P. Ekstrand
President and Chief Executive Officer

Date: May 7, 2008	/s/ Wesley E. Schultz
Wesley E. Schultz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)