Form 10-Q
period 2008-06-30
RURAL CELLULAR CORP
filed 2008-08-01
CIK 869561

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

    (X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2008.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 [  ] YES    NO [X]

Number of shares of common stock outstanding as of the close of business on July 28, 2008.

Class A	16,142,224
Class B	192,085

TABLE OF CONTENTS

Page #
Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	3
Condensed Consolidated Statements of Operations - Three and Six Months Ended June 30, 2008 and 2007	5
Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2008 and 2007	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3. Quantitative and Qualitative Disclosures about Market Risk	41
Item 4. Controls and Procedures	42
Part II. Other Information
Item 1. Legal Proceedings	43
Item 1A. Risk Factors	43
Item 3. Defaults upon Senior Securities	43
Item 6. Exhibits	44
Signatures	45
EX - 31.1 (Certification of CEO)
EX - 31.2 (Certification of CFO)
EX - 32.1 (Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. SECTION 1350)

Part I.    FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

	June 30, 2008	December 31, 2007

CURRENT ASSETS:
Cash and cash equivalents	$174,426	$114,366
Accounts receivable, less allowance for doubtful accounts of $3,047 and $3,230	76,414	69,053
Inventories	9,094	15,285
Other current assets	6,358	5,365
Total current assets	266,292	204,069
PROPERTY AND EQUIPMENT, net	217,516	219,184
LICENSES AND OTHER ASSETS:
Licenses, net	536,402	536,402
Goodwill, net	359,808	359,808
Customer lists, net	4,687	7,199
Deferred debt issuance costs, net	16,320	18,630
Other assets, net	4,174	4,553
Total licenses and other assets	921,391	926,592
	$1,405,199	$1,349,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ DEFICIT

(Unaudited)

	June 30, 2008	December 31, 2007

CURRENT LIABILITIES:
Accounts payable	$41,694	$37,632
Advance billings and customer deposits	15,052	13,719
Accrued interest	30,883	32,388
Other accrued expenses	9,753	10,694
Total current liabilities	97,382	94,433
LONG-TERM LIABILITIES	1,865,344	1,845,102
Total liabilities	1,962,726	1,939,535

REDEEMABLE PREFERRED STOCK	209,876	201,519

SHAREHOLDERS’ DEFICIT:
Class A common stock; $.01 par value; 200,000 shares authorized, 15,853 and 15,470 outstanding	159	155
Class B common stock; $.01 par value; 10,000 shares authorized, 192 and 236 outstanding	2	2
Additional paid-in capital	235,860	232,756
Accumulated deficit	(1,003,424)	(1,024,122)
Total shareholders’ deficit	(767,403)	(791,209)
	$1,405,199	$1,349,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUE:
Service	$111,801	$107,445	$221,698	$205,319
Roaming	55,924	43,580	104,804	79,527
Equipment	7,843	6,659	16,297	13,068
Total revenue	175,568	157,684	342,799	297,914
OPERATING EXPENSES:
Network costs, excluding depreciation	40,497	40,203	78,871	74,725
Cost of equipment sales	15,394	14,094	31,761	26,966
Selling, general and administrative	41,449	40,229	83,438	74,023
Depreciation and amortization	17,691	20,021	36,089	42,231
Total operating expenses	115,031	114,547	230,159	217,945
OPERATING INCOME	60,537	43,137	112,640	79,969
OTHER INCOME (EXPENSE):
Interest expense	(40,312)	(61,723)	(84,698)	(109,366)
Interest and dividend income	441	2,531	1,176	4,772
Other	(19)	(187)	(23)	(214)
Other expense, net	(39,890)	(59,379)	(83,545)	(104,808)
INCOME (LOSS) BEFORE INCOME TAX BENEFIT	20,647	(16,242)	29,095	(24,839)
INCOME TAX EXPENSE (BENEFIT)	15	(89)	40	(168)
NET INCOME (LOSS)	20,632	(16,153)	29,055	(24,671)
PREFERRED STOCK DIVIDEND	(4,219)	(3,914)	(8,357)	(7,714)
INCOME (LOSS) APPLICABLE TO COMMON SHARES	$16,413	$(20,067)	$20,698	$(32,385)
WEIGHTED AVERAGE SHARES USED TO COMPUTE INCOME (LOSS) PER SHARE:
Basic	15,814	15,407	15,715	15,357
Diluted	16,797	15,407	16,792	15,357

NET INCOME (LOSS) PER BASIC SHARE	$1.04	$(1.30)	$1.32	$(2.11)
NET INCOME (LOSS) PER DILUTED SHARE	$0.98	$(1.30)	$1.23	$(2.11)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

(in thousands)	Six Months Ended June 30,
	2008	2007
OPERATING ACTIVITIES:
Net income (loss)	$29,055	$(24,671)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and customer list amortization	36,089	42,231
Loss on write-off of senior exchangeable preferred stock and debt issuance costs	-	3,256
Mark-to-market adjustments – financial instruments	436	(166)
Stock-based compensation	1,070	1,738
Deferred income taxes	40	(168)
Amortization of debt issuance costs	2,441	2,645
Amortization of discount on investments	-	(1,260)
Other	351	(1,294)
Change in other operating elements:
Accounts receivable	(6,603)	(8,017)
Inventories	6,191	4,797
Other current assets	(993)	(789)
Accounts payable	(7,802)	3,239
Advance billings and customer deposits	1,333	1,341
Accrued senior and junior exchangeable preferred stock dividends	20,287	(47,957)
Accrued interest	(1,506)	(10,668)
Other accrued expenses	(1,774)	(186)
Net cash provided by (used in) operating activities	78,615	(35,929)
INVESTING ACTIVITIES:
Purchases of property and equipment	(20,746)	(22,662)
Acquisition of wireless properties, net of cash	-	(49,019)
Purchases of short-term investments	-	(20,497)
Maturities of short-term investments	-	132,473
Proceeds from sale of property and equipment	54	24
Other	(16)	614
Net cash (used in) provided by investing activities	(20,708)	40,933
FINANCING ACTIVITIES:
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	2,283	1,792
Repayments of long-term debt under the credit facility	-	(58,000)
Proceeds from issuance of floating rate senior subordinated notes	-	425,000
Redemption of senior subordinated notes	-	(300,000)
Redemption of senior subordinated debentures	-	(115,488)
Payments of debt issuance costs	(130)	(4,440)
Net cash provided by (used in) financing activities	2,153	(51,136)
NET INCREASE (DECREASE) IN CASH	60,060	(46,132)
CASH AND CASH EQUIVALENTS, at beginning of year	114,366	72,495
CASH AND CASH EQUIVALENTS, at end of period	$174,426	$26,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

RURAL CELLULAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Throughout this document, Rural Cellular Corporation and its subsidiaries are referred to as “RCC,” “we,” “our,” or “us.”

1) MERGER AGREEMENT WITH VERIZON WIRELESS:

On July 29, 2007, we entered into a merger agreement with Cellco Partnership, a general partnership doing business as Verizon Wireless, AirTouch Cellular, an indirect wholly-owned subsidiary of Verizon Wireless, and Rhino Merger Sub Corporation, a wholly-owned subsidiary of AirTouch Cellular referred to as Rhino Merger Sub, pursuant to which Rhino Merger Sub will merge with and into us with us continuing as the surviving corporation and becoming a subsidiary of Verizon Wireless. The merger was approved by our shareholders on October 4, 2007. On June 10, 2008, the U.S Department of Justice ("DOJ") entered into a Stipulation and Order with RCC and Verizon Wireless with respect to the proposed merger, allowing the merger to proceed subject to certain conditions. On August 1, 2008, the Federal Communications Commission ("FCC") approved the merger between Verizon Wireless and RCC. We currently anticipate the merger will be completed in August 2008.

2) BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2008 and 2007 have been prepared by management. In the opinion of management, only normal recurring adjustments necessary to fairly present the financial position, results of operations, and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full fiscal year or for any other interim periods.

3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

For a detailed discussion of our significant accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes in the application of our significant accounting policies except as described below. Application of these policies in preparing the second quarter 10-Q requires that estimates be made by management to fairly present the financial position of RCC.

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

In February 2008, the FASB issued FASB Statement of Position (“FSP”) No. 157-2 (“FSP 157-2”), Partial Deferral of the Effective Date of Statement 157, which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Although we will continue to evaluate the application of SFAS No. 157, we do not believe it will have a material impact on our results of operations or financial position.

Recently Issued Accounting Standards Adopted in Fiscal 2008

The Fair Value Option for Financial Assets and Financial Liabilities. In February 2007, the FASB issued SFAS No. 159 (“SFAS No. 159”), The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115, permitting entities to choose to measure financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis. Our adoption of SFAS No. 159 on January 1, 2008 has not had a material impact on our results of operations or financial position.

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

For the year ended December 31, 2007, our total deferred tax asset and valuation allowance adjustment for unrecognized tax benefits was $5.8 million. For the six months ended June 30, 2008, our total deferred tax asset and valuation allowance adjustment for unrecognized tax benefits was $6.1 million. None of this amount, if recognized, would impact our effective tax rate.

The following table summarizes the activity related to our unrecognized tax benefits:

(in thousands)	Unrecognized Tax Benefits
Balance at December 31, 2007	$5,842
Increase related to current year tax positions	248
Balance at June 30, 2008	$6,090

Our policy is to record penalties and interest related to unrecognized tax benefits in income tax expense. As of June 30, 2008 and December 31, 2007, we have not recorded penalties or interest on either the balance sheet or in the income statement.

We do not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

5) ACCOUNTING FOR SHARE BASED PAYMENTS:

For the three months ended June 30, 2008 and 2007, we recognized stock-based compensation of $522,000 and $1.3 million, respectively.  For the six months ended June 30, 2008 and 2007, we recognized stock-based compensation of $1.0 million and $1.7 million, respectively.

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

The following table summarizes plan activity under our various stock compensation plans from December 31, 2007 through June 30, 2008:

	2006 Omnibus Incentive and Prior Plans	Employee Stock Purchase Plan
Available for issuance at December 31, 2007	1,097,656	75,091
Options granted	-	-
Non-vested shares awarded	-	-
Options forfeited	15,100	-
Non-vested shares forfeited	-	-
Available for issuance at June 30, 2008	1,112,756	75,091

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

For the six months ended June 30, 2008, transactions in non-vested shares were as follows:

	Non-vested shares & units	Weighted Average Fair Value ($)
Non-vested shares outstanding December 31, 2007	299,457	$13.12
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested shares outstanding June 30, 2008	299,457	$13.12

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

We used the following assumptions to estimate the fair value of stock options granted during the six months  ended June 30, 2008 and 2007:

	2006 Omnibus Incentive Plan Options and Prior Plans Six Months Ended June 30,
	2008	2007
Average expected term (years)		6.5 yrs
Expected volatility	-	80.00%
Risk-free interest rate (range)	-	4.88%
Expected dividend yield	-	-

Information related to stock options issued under various plans is as follows:

	Six Month Ended June 30, 2008
	Shares	Weighted Average Exercise Price	Weighted Average Compensation Cost
Outstanding at December 31, 2007	1,381,746	$15.16	$12.06
Granted	-	-	-
Exercised	(274,402)	$5.79	$4.62
Cancelled	(15,100)	$13.18	$9.21
Outstanding at June 30, 2008	1,092,244	$17.54	$13.97
Exercisable, at June 30, 2008	1,015,034	$17.56	$14.05

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Customer List Amortization	$1,256	$1,756	$2,512	$6,009

Projected customer list amortization is as follows:

Year ended December 31,	Projected Customer List Amortization (in thousands)
2008	$3,273
2009	1,226
2010	1,200
2011	1,200
2012	300
Total	$7,199

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

In accordance with Emerging Issues Task Force (“EITF”) No. 02-7 (“EITF 02-7”), Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, impairment tests for indefinite-lived intangible assets, including FCC licenses, are required to be performed on an annual basis or on an interim basis if an event occurs or circumstances change that would indicate the asset might be impaired. We utilize a fair value approach, incorporating discounted cash flows, to complete the test. This approach determines the fair value of the FCC licenses, using start-up model assumptions and, accordingly, incorporates cash flow assumptions regarding the investment in a network, the development of distribution channels, and other inputs for making the business operational. These inputs are included in determining free cash flows of the reporting unit, using assumptions of weighted average costs of capital and the long-term rate of growth for each reporting unit. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. If any of the assumptions were to change, FCC licenses may become impaired. There was no impairment charge in the six months ended June 30, 2008 and 2007.

7) LONG-TERM LIABILITIES:

We had the following long-term liabilities outstanding (in thousands):

	June 30, 2008	December 31, 2007

Line of credit	$58,000	$58,000
8 ¼% senior secured notes	510,000	510,000
9 7/8% senior notes	325,000	325,000
Senior subordinated floating rate notes (due 2012)	175,000	175,000
Senior subordinated floating rate notes (due 2013)	425,000	425,000
12 ¼% junior exchangeable preferred stock (due 2011)	255,558	255,558
Accrued dividends on 12 1/4% junior exchangeable preferred stock	90,957	70,671
Deferred tax liability	12,725	12,725
Premium on senior secured notes offering	3,706	4,300
Discount on senior subordinated floating rate notes	(1,525)	(1,663)
Asset retirement obligations and other	10,923	10,511
	$1,865,344	$1,845,102

Credit Facility   – As of June 30, 2008, we had drawn $58 million under our revolving credit facility at a rate of LIBOR plus 2.0% (4.48% as of June 30, 2008). The credit facility  is subject to various covenants, including the ratio of senior secured indebtedness to annualized operating cash flow (as defined in the credit facility), the ratio of total indebtedness to annualized operating cash flow, and the ratio of annualized operating cash flow to interest expense. RCC was in compliance with all financial covenants at June 30, 2008.

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

9 7/8 % Senior Notes Due 2010 – In 2003, RCC issued $325 million principal amount of 9 7/8% senior notes due 2010. Interest is payable on February 1 and August 1 of each year. The notes will mature on February 1, 2010. At RCC’s option, we may redeem the 9 7/8% notes at 104.938% of the principal amount, declining to 102.469% at August 1, 2008 and 100% at August 1, 2009, plus accrued and unpaid interest to but excluding the date fixed for redemption.

Senior Subordinated Floating Rate Notes Due 2012 – In 2005, we issued $175 million of Senior Subordinated Floating Rate Notes due 2012 (“2012 notes”), which were sold at an original issue discount of $2.2 million, or 1.25%.  The effective interest rate at June 30, 2008 was 8.9%. Interest is reset quarterly and payable on February 1, May 1, August 1, and November 1 of each year.

We may redeem any of the 2012 notes at 102.000%, declining to 101.000% at November 1, 2008 and 100.000% at November 1, 2009, plus accrued and unpaid interest and liquidated damages, if any, up to, but excluding, the date of redemption.

Senior Subordinated Floating Rate Notes Due 2013 – In May 2007 we issued $425 million aggregate principal amount of Senior Subordinated Floating Rate Notes due 2013 (“2013 notes”).  The 2013 notes mature on June 1, 2013.  Interest on the 2013 notes is reset quarterly at a rate equal to the three month LIBOR, plus 3.00% (5.68% at June 30, 2008), and is payable on March 1, June 1, September 1 and December 1 of each year.

The 2013 notes were redeemable at our option beginning June 1, 2008 at 102.000% of principal, plus accrued and unpaid interest, declining to 101.000% at June 1, 2009, and 100.000% at June 1, 2010.

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

At June 30, 2008, we had accrued $91.0 million in undeclared dividends with respect to our junior exchangeable preferred stock, representing nine quarters in arrears, which will be payable at the mandatory redemption date, if not sooner declared and paid.

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

Because we are six or more dividend payments in arrears as of June 30, 2008, the holders have the right to elect two directors to our board.

Pursuant to SFAS No. 150, our 11 3/8% Senior Exchangeable Preferred and 12 ¼ % Junior Exchangeable Preferred securities are classified as Long-Term Liabilities because they are exchangeable at our option for debentures of like terms. The dividend expense related to these instruments is classified as interest expense. For the three months ended June 30, 2008 and 2007, dividends on these instruments were $10.3 million and $11.8 million, respectively.

Accrued dividends payable for the junior exchangeable preferred securities of $91.0 million as of June 30, 2008 are included in long-term liabilities.  The 11 3/8% Senior Exchangeable Preferred Securities were exchanged for 11 3/8% Senior Subordinated Debentures and the accrued dividends were paid during the 2nd quarter of 2007.  Subsequently, also in the 2nd quarter of 2007, the debentures were redeemed.

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

Class M Voting Convertible Preferred security balance sheet reconciliation (in thousands):

As of June 30, 2008
Preferred securities originally issued	$110,000
Accrued dividends	101,332
Unamortized issuance costs	(1,456)
$209,876

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

9)  NET INTEREST EXPENSE:

Components of Interest Expense	Three Months Ended June 30,
(in thousands)	2008	2007	$ Increase (Decrease)	% Increase (Decrease)

Interest expense on credit facility	$683	$538	$145	27.0%
Interest expense on senior secured notes	10,229	10,201	28	0.3%
Interest expense on senior notes	8,023	8,024	(1)	0.0%
Interest expense on senior subordinated notes	10,253	16,873	(6,620)	-39.2%
Amortization of debt issuance costs	1,222	1,332	(110)	-8.3%
Write-off of debt issuance costs	-	3,256	(3,256)	-100.0%
Call premium on early redemption of notes	-	9,750	(9,750)	-100.0%
Senior and junior preferred stock dividends	10,297	11,787	(1,490)	-12.6%
Derivative instrument market value change	(1,026)	(153)	(873)	570.6%
Other	631	115	516	448.7%
	$40,312	$61,723	$(21,411)	-34.7%

Components of Interest Expense	Six Months Ended June 30,
(in thousands)	2008	2007	$ Increase (Decrease)	% Increase (Decrease)

Interest expense on credit facility	$1,526	$1,638	$(112)	-6.8%
Interest expense on senior secured notes	20,444	20,387	57	0.3%
Interest expense on senior notes	16,046	16,047	(1)	0.0%
Interest expense on senior subordinated notes	22,455	29,108	(6,653)	-22.9%
Amortization of debt issuance costs	2,441	2,645	(204)	-7.7%
Write-off of debt issuance costs	-	3,256	(3,256)	-100.0%
Call premium on early redemption of notes	-	9,750	(9,750)	-100.0%
Senior and junior preferred stock dividends	20,288	26,526	(6,238)	-23.5%
Derivative instrument market value change	435	(166)	601	-362.0%
Other	1,063	175	888	507.4%
	$84,698	$109,366	$(24,668)	-22.6%

10) GUARANTOR/NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

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

Balance Sheet Information as of June 30, 2008 (unaudited)
(In thousands, except per share data):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

CURRENT ASSETS:
Cash and cash equivalents	$169,893	$4,518	$15	$-	$174,426
Accounts receivable, less allowance for doubtful accounts	33,477	42,506	431	-	76,414
Inventories	2,774	6,206	114	-	9,094
Other current assets	2,695	3,558	105	-	6,358
Current intercompany receivable	(31,263)	44,114	-	(12,851)	-
Total current assets	177,576	100,902	665	(12,851)	266,292
PROPERTY AND EQUIPMENT, net	72,065	140,503	4,948	-	217,516
LICENSES AND OTHER ASSETS:
Licenses, net	-	527,723	8,679	-	536,402
Goodwill, net	14,273	345,535	-	-	359,808
Customer lists, net	4,681	6	-	-	4,687
Deferred debt issuance costs, net	16,320	-	-	-	16,320
Investment in consolidated subsidiaries	1,097,648	-	-	(1,097,648)	-
Other assets, net	2,272	4,444	1,473	(4,015)	4,174
Total licenses and other assets	1,135,194	877,708	10,152	(1,101,663)	921,391
	$1,384,835	$1,119,113	$15,765	$(1,114,514)	$1,405,199

CURRENT LIABILITIES:
Accounts payable	$23,492	$18,090	$112	$-	$41,694
Advance billings and customer deposits	3,387	11,420	245	-	15,052
Accrued interest	30,883	-	-	-	30,883
Other accrued expenses	36,550	49,856	51	(76,704)	9,753
Current intercompany payable	-	12,851	-	(12,851)	-
Total current liabilities	94,312	92,217	408	(89,555)	97,382
LONG-TERM LIABILITIES	1,848,050	977,809	32,536	(993,051)	1,865,344
Total liabilities	1,942,362	1,070,026	32,944	(1,082,606)	1,962,726

REDEEMABLE PREFERRED STOCK	209,876	-	-	-	209,876

SHAREHOLDERS’ EQUITY (DEFICIT):
Class A common stock; $.01 par value; 200,000 shares authorized, 15,853 outstanding	159	2	-	(2)	159
Class B common stock; $.01 par value; 10,000 shares authorized, 192 outstanding	2	-	-	-	2
Additional paid-in capital	235,860	844,559	31,679	(876,238)	235,860
Accumulated earnings (deficit)	(1,003,424)	(795,474)	(48,858)	844,332	(1,003,424)
Total shareholders’ equity (deficit)	(767,403)	49,087	(17,179)	(31,908)	(767,403)
	$1,384,835	$1,119,113	$15,765	$(1,114,514)	$1,405,199

Balance Sheet Information as of December 31, 2007
(in thousands, except per share data):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

CURRENT ASSETS:
Cash and cash equivalents	$110,704	$3,636	$26	$-	$114,366
Accounts receivable, less allowance for doubtful accounts	28,844	39,774	435	-	69,053
Inventories	6,126	9,001	158	-	15,285
Other current assets	2,273	2,961	131	-	5,365
Current intercompany receivable	(15,490)	28,185	-	(12,695)	-
Total current assets	132,457	83,557	750	(12,695)	204,069
PROPERTY AND EQUIPMENT, net	66,044	147,438	5,702	-	219,184
LICENSES AND OTHER ASSETS:
Licenses, net	-	527,723	8,679	-	536,402
Goodwill, net	14,273	345,535	-	-	359,808
Customer lists, net	5,436	1,763	-	-	7,199
Deferred debt issuance costs, net	18,630	-	-	-	18,630
Investment in consolidated subsidiaries	1,097,414	-	-	(1,097,414)	-
Other assets, net	2,507	6,915	1,624	(6,493)	4,553
Total licenses and other assets	1,138,260	881,936	10,303	(1,103,907)	926,592
	$1,336,761	$1,112,931	$16,755	$(1,116,602)	$1,349,845

CURRENT LIABILITIES:
Accounts payable	$25,077	$12,432	$123	$-	$37,632
Advance billings and customer deposits	2,950	10,510	259	-	13,719
Accrued interest	32,388	-	-	-	32,388
Other accrued expenses	38,140	48,977	35	(76,458)	10,694
Current intercompany payable	-	12,586	110	(12,696)	-
Total current liabilities	98,555	84,505	527	(89,154)	94,433
LONG-TERM LIABILITIES	1,827,896	1,004,575	32,589	(1,019,958)	1,845,102
Total liabilities	1,926,451	1,089,080	33,116	(1,109,112)	1,939,535

REDEEMABLE PREFERRED STOCK	201,519	-	-	-	201,519

SHAREHOLDERS’ EQUITY (DEFICIT):
Class A common stock; $.01 par value; 200,000 shares authorized, 15,470 outstanding	155	2	-	(2)	155
Class B common stock; $.01 par value; 10,000 shares authorized, 236 outstanding	2	-	-	-	2
Additional paid-in capital	232,756	844,559	31,679	(876,238)	232,756
Accumulated earnings (deficit)	(1,024,122)	(820,710)	(48,040)	868,750	(1,024,122)
Total shareholders’ equity (deficit)	(791,209)	23,851	(16,361)	(7,490)	(791,209)
	$1,336,761	$1,112,931	$16,755	$(1,116,602)	$1,349,845

Statement of Operations Information for the Three Months Ended June 30, 2008
(unaudited) (in thousands):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE:
Service	$36,284	$75,120	$1,210	$(813)	$111,801
Roaming	16,197	38,486	1,241	-	55,924
Equipment	2,652	5,108	83	-	7,843
Total revenue	55,133	118,714	2,534	(813)	175,568
OPERATING EXPENSES:
Network costs, excluding depreciation	11,237	29,278	742	(760)	40,497
Cost of equipment sales	4,595	10,670	129	-	15,394
Selling, general and administrative	21,916	18,630	956	(53)	41,449
Depreciation and amortization	5,623	11,596	472	-	17,691
Total operating expenses	43,371	70,174	2,299	(813)	115,031
OPERATING INCOME	11,762	48,540	235	-	60,537
OTHER INCOME (EXPENSE):
Interest expense	(40,269)	(22,681)	(531)	23,169	(40,312)
Interest and dividend income	23,590	18	2	(23,169)	441
Inter-company charges	10,933	(10,933)	-	-	-
Equity in subsidiaries	14,611	-	-	(14,611)	-
Other	4	(23)	-	-	(19)
Other expense, net	8,869	(33,619)	(529)	(14,611)	(39,890)
INCOME (LOSS) BEFORE INCOME TAXES	20,631	14,921	(294)	(14,611)	20,647
INCOME TAX PROVISION (BENEFIT)	(1)	1,125	-	(1,109)	15
NET INCOME (LOSS)	20,632	13,796	(294)	(13,502)	20,632
PREFERRED STOCK DIVIDEND	(4,219)	-	-	-	(4,219)
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$16,413	$13,796	$(294)	$(13,502)	$16,413

Statement of Operations Information for the Six Months Ended June 30, 2008
(unaudited) (in thousands):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE:
Service	$72,614	$148,264	$2,431	$(1,611)	$221,698
Roaming	26,305	76,218	2,281	-	104,804
Equipment	5,380	10,737	180	-	16,297
Total revenue	104,299	235,219	4,892	(1,611)	342,799
OPERATING EXPENSES:
Network costs, excluding depreciation	21,688	57,199	1,480	(1,496)	78,871
Cost of equipment sales	9,632	21,849	280	-	31,761
Selling, general and administrative	46,922	34,791	1,840	(115)	83,438
Depreciation and amortization	10,988	24,125	976	-	36,089
Total operating expenses	89,230	137,964	4,576	(1,611)	230,159
OPERATING INCOME	15,069	97,255	316	-	112,640
OTHER INCOME (EXPENSE):
Interest expense	(84,611)	(45,575)	(1,131)	46,619	(84,698)
Interest and dividend income	47,752	41	2	(46,619)	1,176
Inter-company charges	24,198	(24,198)	-	-	-
Equity in subsidiaries	26,651	-	-	(26,651)	-
Other	-	(23)	-	-	(23)
Other expense, net	13,990	(69,755)	(1,129)	(26,651)	(83,545)
INCOME (LOSS) BEFORE INCOME TAXES	29,059	27,500	(813)	(26,651)	29,095
INCOME TAX PROVISION (BENEFIT)	4	2,264	5	(2,233)	40
NET INCOME (LOSS)	29,055	25,236	(818)	(24,418)	29,055
PREFERRED STOCK DIVIDEND	(8,357)	-	-	-	(8,357)
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$20,698	$25,236	$(818)	$(24,418)	$20,698

Statement of Operations Information for the Three Months Ended June 30, 2007
(unaudited) (in thousands):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE:
Service	$37,364	$69,282	$1,297	$(498)	$107,445
Roaming	11,725	30,603	1,252	—	43,580
Equipment	1,775	4,777	107	—	6,659
Total revenue	50,864	104,662	2,656	(498)	157,684

OPERATING EXPENSES:
Network costs, excluding depreciation	13,828	26,146	672	(443)	40,203
Cost of equipment sales	4,280	9,663	151	—	14,094
Selling, general and administrative	24,333	15,053	898	(55)	40,229
Depreciation and amortization	6,795	12,711	515	—	20,021
Total operating expenses	49,236	63,573	2,236	(498)	114,547

OPERATING INCOME	1,628	41,089	420	—	43,137

OTHER INCOME (EXPENSE):
Interest expense	(61,687)	(24,621)	(792)	25,377	(61,723)
Interest and dividend income	27,873	35	—	(25,377)	2,531
Inter-company charges	11,192	(11,192)	—	—	—
Equity in subsidiaries	4,857	—	—	(4,857)	—
Other	(15)	(172)	—	—	(187)
Other expense, net	(17,780)	(35,950)	(792)	(4,857)	(59,379)

INCOME (LOSS) BEFORE INCOME TAXES	(16,152)	5,139	(372)	(4,857)	(16,242)

INCOME TAX PROVISION (BENEFIT)	1	865	—	(955)	(89)

NET INCOME (LOSS)	(16,153)	4,274	(372)	(3,902)	(16,153)

PREFERRED STOCK DIVIDEND	(3,914)	—	—	—	(3,914)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(20,067)	$4,274	$(372)	$(3,902)	$(20,067)

Statement of Operations Information for the Six Months Ended June 30, 2007
 (unaudited) (in thousands):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE:
Service	$67,157	$136,435	$2,722	$(995)	$205,319
Roaming	19,183	57,420	2,924	-	79,527
Equipment	3,121	9,699	248	-	13,068
Total revenue	89,461	203,554	5,894	(995)	297,914
OPERATING EXPENSES:
Network costs, excluding depreciation	23,113	51,080	1,376	(844)	74,725
Cost of equipment sales	7,449	19,122	395	-	26,966
Selling, general and administrative	42,498	29,910	1,766	(151)	74,023
Depreciation and amortization	12,717	28,484	1,030	-	42,231
Total operating expenses	85,777	128,596	4,567	(995)	217,945
OPERATING INCOME	3,684	74,958	1,327	-	79,969
OTHER INCOME (EXPENSE):
Interest expense	(109,295)	(49,336)	(1,597)	50,862	(109,366)
Interest and dividend income	55,574	60	-	(50,862)	4,772
Inter-company charges	20,328	(20,328)	-	-	-
Equity in subsidiaries	5,059	-	-	(5,059)	-
Other	(15)	(199)	-	-	(214)
Other expense, net	(28,349)	(69,803)	(1,597)	(5,059)	(104,808)
INCOME (LOSS) BEFORE INCOME TAXES	(24,665)	5,155	(270)	(5,059)	(24,839)
INCOME TAX PROVISION (BENEFIT)	6	1,764	5	(1,943)	(168)
NET INCOME (LOSS)	(24,671)	3,391	(275)	(3,116)	(24,671)
PREFERRED STOCK DIVIDEND	(7,714)	-	-	-	(7,714)
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(32,385)	$3,391	$(275)	$(3,116)	$(32,385)

Statement of Cash Flows Information for Six Months Ended June 30, 2008
(unaudited) (in thousands):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$29,055	$25,236	$(818)	$(24,418)	$29,055
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and customer list amortization	10,988	24,125	976	-	36,089
Mark-to-market adjustments – financial instruments	436	-	-	-	436
Stock-based compensation	1,070	-	-	-	1,070
Deferred income taxes	4	2,264	5	(2,233)	40
Amortization of debt issuance cost	2,441	-	-	-	2,441
Other	260	89	2	-	351
Change in other operating elements:
Accounts receivable	(3,340)	(3,268)	5	-	(6,603)
Inventories	3,351	2,795	45	-	6,191
Other current assets	(421)	(598)	26	-	(993)
Accounts payable	(9,667)	1,888	(23)	-	(7,802)
Advance billings and customer deposits	437	909	(13)	-	1,333
Accrued senior and junior exchangeable preferred stock dividends	20,287	-	-	-	20,287
Accrued interest	(1,506)	-	-	-	(1,506)
Other accrued expenses	(2,423)	633	16	-	(1,774)
Net cash provided by (used in) operating activities	50,972	54,073	221	(26,651)	78,615
INVESTING ACTIVITIES:
Purchases of property and equipment	(9,515)	(11,173)	(58)	-	(20,746)
Proceeds from sale of property and equipment	22	32	-	-	54
Other	16	(27)	(5)	-	(16)
Net cash (used in) provided by investing activities	(9,477)	(11,168)	(63)	-	(20,708)
FINANCING ACTIVITIES:
Change in parent company receivable and payable	15,541	(42,023)	(169)	26,651	-
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	2,283	-	-	-	2,283
Payments of debt issuance costs	(130)	-	-	-	(130)
Net cash provided by (used in) financing activities	17,694	(42,023)	(169)	26,651	2,153
NET (DECREASE) INCREASE IN CASH	59,189	882	(11)	-	60,060
CASH AND CASH EQUIVALENTS, at beginning of year	110,704	3,636	26	-	114,366
CASH AND CASH EQUIVALENTS, at end of period	$169,893	$4,518	$15	-	$174,426

Statement of Cash Flows Information for Six Months Ended June 30, 2007
(unaudited) (in thousands):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(24,671)	$3,391	$(275)	$(3,116)	$(24,671)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and customer list amortization	12,717	28,484	1,030	—	42,231
Loss on write-off of preferred exchangeable stock and debt issuance costs	3,256	—	—	—	3,256
Mark-to-market adjustments — financial instruments	(166)	—	—	—	(166)
Stock-based compensation	1,738	—	—	—	1,738
Deferred income taxes	6	1,764	5	(1,943)	(168)
Amortization of debt issuance costs	2,645	—	—	—	2,645
Amortization of discount on investments	(1,260)	—	—	—	(1,260)
Other	(714)	(583)	3	—	(1,294)
Change in other operating elements:
Accounts receivable	(10,141)	1,020	1,104	—	(8,017)
Inventories	143	4,574	80	—	4,797
Other current assets	104	(874)	(19)	—	(789)
Accounts payable	5,802	(2,329)	(234)	—	3,239
Advance billings and customer deposits	220	1,100	21	—	1,341
Accrued senior and junior preferred stock dividends	(47,957)	—	—	—	(47,957)
Accrued interest	(10,668)	—	—	—	(10,668)
Other accrued expenses	(183)	1	(4)	—	(186)
Net cash (used in) provided by operating activities	(69,129)	36,548	1,711	(5,059)	(35,929)

INVESTING ACTIVITIES:
Purchases of property and equipment	(5,448)	(17,018)	(196)	—	(22,662)
Acquisition of wireless properties	(37,119)	(11,900)	—	—	(49,019)
Purchases of short-term investments	(20,497)	—	—	—	(20,497)
Maturities of short-term investments	132,473	—	—	—	132,473
Proceeds from sale of property and equipment	14	10	—	—	24
Other	603	16	(5)	—	614
Net cash provided by (used in) investing activities	70,026	(28,892)	(201)	—	40,933

FINANCING ACTIVITIES:
Change in parent company receivable and payable	3,237	(6,782)	(1,514)	5,059	—
Proceeds from issuance of common stock related to employee stock purchase plan and stock options	1,792	—	—	—	1,792
Repayments of long-term debt under the credit facility	(58,000)	—	—	—	(58,000)
Proceeds from issuance of floating rate senior subordinated notes	425,000	—	—	—	425,000
Redemption of senior secured floating rate notes	(300,000)	—	—	—	(300,000)
Redemption of senior debentures	(115,488)	—	—	—	(115,488)
Payments of debt issuance costs	(4,440)	—	—		(4,440)
Net cash (used in) provided by financing activities	(47,899)	(6,782)	(1,514)	5,059	(51,136)
NET (DECREASE) INCREASE IN CASH	(47,002)	874	(4)	—	(46,132)
CASH AND CASH EQUIVALENTS, at beginning of year	69,571	2,884	40	—	72,495
CASH AND CASH EQUIVALENTS, at end of period	$22,569	$3,758	$36	$—	$26,363

11) SUBSEQUENT EVENTS

On August 1, 2008, the FCC approved the merger between Verizon Wireless and RCC. We currently anticipate the merger will be completed in August 2008.

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

Our marketed networks covered a total population of approximately 7.2 million POPs and served approximately 791,000 voice customers as of June 30, 2008. We have national roaming agreements in our markets with AT&T (effective through December 2009) and Verizon Wireless (effective through December 2009). Under these agreements, we have been able to attain preferred roaming status in our Central, South, Northeast and Northwest networks with GSM/GPRS/EDGE technology and our Midwest network with CDMA technology. We also have various agreements with T-Mobile.

Merger with Verizon Wireless

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

On June 10, 2008, the DOJ entered into a Stipulation and Order with RCC and Verizon Wireless with respect to the proposed merger, allowing the merger to proceed subject to certain conditions.  On August 1, 2008, the Federal Communications Commission ("FCC") approved the merger between Verizon Wireless and RCC. We currently anticipate the merger will be completed in August 2008.

Summary of Three Months Ended June 30, 2008

Our second quarter operating performance reflects:

•	Increased service revenue reflecting increased postpaid and prepaid customers each quarter since June 30, 2007.
•	Increased roaming minutes which more than offset a decrease in roaming yield resulting in increased roaming revenue.
•	Increased costs related to the increased migration activity to 2.5G handsets.
•	Strategic costs resulting from the merger agreement between RCC and Verizon Wireless.
•	Increased costs related to our southern Minnesota property acquired in April 2007.
•	The decommissioning of our TDMA network, which contributed to slightly increased postpaid customer churn and associated network turn-down costs.

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

Customer Base

At June 30, 2008, our customer base consisted of three customer categories: postpaid, wholesale, and prepaid.

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

(2)
Wholesale customers are similar to our postpaid customers in that they pay monthly fees to utilize our network and services; however, the customers are billed by a third party (reseller), who has effectively resold our service to the end user (customer). We in turn bill the third party for the monthly usage of the end user. Wholesale customers accounted for 14.1% of our total customer base as of June 30, 2008.

(3)
Prepaid customers pay in advance to utilize our network and services and allow us to minimize bad debt, billing and collection costs. Typically, prepaid customers produce lower LSR and higher churn than postpaid customers. Our prepaid customers accounted for 2.7% of our customer base as of June 30, 2008.

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

For a detailed discussion of our significant accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes in the application of our significant accounting policies subsequent to the report.  Application of these policies in preparing the second quarter 10-Q requires that estimates be made by management to fairly present the financial position of RCC.

RESULTS OF OPERATIONS

The following tables present certain consolidated statement of operations data as a percentage of total revenue as well as other operating data for the periods indicated.

(in thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue
REVENUE:
Service	$111,801	63.7%	$107,445	68.2%	$221,698	64.7%	$205,319	68.9%
Roaming	55,924	31.8	43,580	27.6	104,804	30.5	79,527	26.7
Equipment	7,843	4.5	6,659	4.2	16,297	4.8	13,068	4.4
Total revenue	175,568	100.0	157,684	100.0	342,799	100.0	297,914	100.0
OPERATING EXPENSES:
Network costs, excluding depreciation	40,497	23.1	40,203	25.5	78,871	23.0	74,725	25.1
Cost of equipment sales	15,394	8.8	14,094	8.9	31,761	9.3	26,966	9.1
Selling, general and administrative	41,449	23.6	40,229	25.5	83,438	24.3	74,023	24.8
Depreciation and amortization	17,691	10.1	20,021	12.7	36,089	10.5	42,231	14.2
Total operating expenses	115,031	65.6	114,547	72.6	230,159	67.1	217,945	73.2
OPERATING INCOME	60,537	34.4	43,137	27.4	112,640	32.9	79,969	26.8
OTHER INCOME (EXPENSE):
Interest expense	(40,312)	(23.0)	(61,723)	(39.1)	(84,698)	(24.7)	(109,366)	(36.7)
Interest and dividend income	441	0.3	2,531	1.6	1,176	0.3	4,772	1.6
Other	(19)	0.0	(187)	(0.1)	(23)	0.0	(214)	(0.1)
Other expense, net	(39,890)	(22.7)	(59,379)	(37.6)	(83,545)	(24.4)	(104,808)	(35.2)
INCOME (LOSS) BEFORE INCOME TAX BENEFIT	20,647	11.7	(16,242)	(10.2)	29,095	8.5	(24,839)	(8.4)
INCOME TAX BENEFIT	15	0.0	(89)	(0.0)	40	0.0	(168)	(0.1)
NET INCOME (LOSS)	20,632	11.7	(16,153)	(10.2)	29,055	8.5	(24,671)	(8.3)
PREFERRED STOCK DIVIDEND	(4,219)	(2.4)	(3,914)	(2.5)	(8,357)	(2.4)	(7,714)	(2.6)
INCOME (LOSS) APPLICABLE TO COMMON SHARES	$16,413	9.3%	$(20,067)	(12.7)%	$20,698	6.1%	$(32,385)	(10.9)%

Consolidated Operating Data:	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Penetration (1) (2)	9.4%	8.9%	9.4%	8.9%
Retention (3)	98.1%	98.3%	98.1%	98.2%
Average monthly revenue per customer (4)	$82	$76	$79	$74
Local service revenue per customer (5)	$53	$53	$53	$52
Acquisition cost per customer (6)	$527	$544	$528	$511

	2008 Quarter Ended		2007 Quarter Ended
Customer and POPs Data:	June	March	December	September	June	March
Voice customers at period end
Postpaid	658,582	657,160	651,624	645,975	638,116	594,327
Prepaid	21,343	18,736	15,750	10,575	9,111	8,937
Wholesale	111,391	114,535	123,331	134,272	131,302	112,368
Total customers	791,316	790,431	790,705	790,822	778,529	715,632

Direct marketed POPs
RCC Cellular	6,461,000	6,461,000	6,461,000	6,461,000	6,461,000	5,828,000
Wireless Alliance	781,000	781,000	781,000	781,000	781,000	776,000
Total POPs	7,242,000	7,242,000	7,242,000	7,242,000	7,242,000	6,604,000

(1)	Reflects 2000 U.S. Census Bureau data updated for December 2002.
(2)	Represents the ratio of wireless voice customers, excluding wholesale customers, at the end of the period to population served (“POPs”).
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

Retention	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Postpaid wireless voice customers discontinuing service (1)	37,712	32,059	72,822	65,355
Weighted average three month aggregate postpaid wireless voice customers (2)	1,972,348	1,895,886	3,935,043	3,663,846
Churn (1) divided by (2)	1.9%	1.7%	1.9%	1.8%
Retention (1 minus churn)	98.1%	98.3%	98.1%	98.2%

Acquisition Cost Per Customer	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except customer gross additions and acquisition cost per customer )	2008	2007	2008	2007
Selling and marketing expense	$16,421	$15,533	$33,132	$29,317
Net cost of equipment	7,551	7,435	15,464	13,898
Adjustments to cost of equipment	891	824	1,860	1,477
Total costs used in the calculation of acquisition cost per customer (3)	$24,863	$23,792	$50,456	$44,692
Customer postpaid and prepaid gross additions (4)	47,163	43,749	95,614	87,477
Acquisition cost per customer (3) divided by (4)	$527	$544	$528	$511

Local Service Revenue Per Customer (“LSR”)	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except weighted average three month aggregate postpaid wireless voice customers and LSR)	2008	2007	2008	2007
Revenues (as reported in Consolidated Statements of Operations)
Service revenue	$111,801	$107,445	$221,697	$205,319
Non postpaid revenue adjustments	(6,885)	(7,232)	(13,709)	(13,024)
Service revenue for LSR (5)	$104,916	$100,213	$207,988	$192,295
Weighted average three month aggregate postpaid wireless voice customers (6)	1,972,348	1,895,886	3,935,043	3,663,846
LSR (5) divided by (6)	$53	$53	$53	$52

Average Revenue Per Customer (“ARPU”)	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except weighted average three month aggregate postpaid wireless voice customers and ARPU)	2008	2007	2008	2007
Revenues (as reported in Consolidated Statements of Operations)
Service revenue	$111,801	$107,445	$221,698	$205,319
Roaming revenue	55,924	43,580	104,804	79,527
Total	167,725	151,025	326,502	284,846
Non postpaid revenue adjustments:	(6,885)	(7,232)	(13,709)	(13,024)
Service revenues for ARPU (7)	$160,840	$143,793	$312,793	$271,822
Weighted average three month aggregate postpaid wireless voice customers (8)	1,972,348	1,895,886	3,935,043	3,663,846
ARPU (7) divided by (8)	$82	$76	$79	$74

Three Months Ended June 30, 2008 and 2007

Revenue

Operating Revenue:
	Three Months Ended June 30,
(In thousands)	2008	2007	$ Increase (Decrease)	% Increase (Decrease)
Service	$111,801	$107,445	$4,356	4.1%
Roaming	55,924	43,580	12,344	28.3%
Equipment	7,843	6,659	1,184	17.8%
Total operating revenue	$175,568	$157,684	$17,884	11.3%

Service Revenue	Three Months Ended June 30,
(In thousands)	2008	2007	$ Increase (Decrease)	% Increase (Decrease)
Local service	$94,798	$91,476	$3,322	3.6%
USF support	11,562	11,189	373	3.3%
Regulatory pass through	4,558	4,589	(31)	-0.7%
Other	883	191	692	362.3%
Total service revenue	$111,801	$107,445	$4,356	4.1%

The 4.1% increase in service revenue for the three months ended June 30, 2008 primarily reflects 20,466 additional postpaid customers as compared to June 30, 2007.  Co-locate rent, or the rent that RCC receives from other carriers who use our tower space, also contributed to the service revenue increase during the three months ended June 30, 2008.  Effective July 1, 2007, co-locate rent was classified as other service revenue.  Prior to July 1, 2007, co-locate rent was offset against network cost.

Customers. Total customers increased to 791,316 at June 30, 2008 as compared to 778,529 at June 30, 2007 reflecting increased postpaid and prepaid customers partially offset by a decline in wholesale customers.

Postpaid customer retention declined to 98.1% for the quarter compared to 98.3% in the second quarter last year. This decrease primarily reflects the forced migration of TDMA customers to new technology handsets and their subsequently higher churn.  As of June 30, 2008, substantially all of our customers were using 2.5G technology devices as compared to approximately 98% at March 31, 2008.

Postpaid customer gross additions decreased modestly to 39,134 for the three months ended June 30, 2008 compared to 41,848 last year. Reflecting the modest decline in retention and postpaid gross additions, postpaid customers increased by 1,422 during the quarter.  During the second quarter of 2007, net postpaid customers increased by 43,789, including approximately 34,000 customers added from the April 1, 2007 southern Minnesota acquisition.

Prepaid customer gross additions increased to 8,029 for the three months ended June 30, 2008 compared to 1,901 last year, reflecting improvements in our 2.5G prepaid billing systems and overall customer acceptance of our prepaid packages.  As a result of these factors, prepaid customers increased during the quarter by 2,607 and totaled 21,343 at June 30, 2008.

Roaming Revenue. The 28.3% increase in roaming revenue during the three months ended June 30, 2008 primarily reflects a 29% increase in outcollect minutes and an increase in data revenue, which were partially offset by a decline in our roaming yield.  Our outcollect yield for the three months ended June 30, 2008 was $0.09 per minute as compared to $0.10 per minute in the three months ended June 30, 2007. Data roaming revenue for the three months ended June 30, 2008 was $10.2 million as compared to $3.8 million in the comparable period of last year.

For the three months ended June 30, 2008 and 2007, AT&T, Verizon Wireless, and T-Mobile together accounted for approximately 96% and 94%, respectively, of our total outcollect roaming minutes.

We anticipate 2008 roaming minute increases to offset anticipated roaming yield declines, which should result in 2008 roaming revenue exceeding 2007 levels.

Equipment Revenue. Equipment revenue for the three months ended June 30, 2008 increased 17.8% to approximately $7.8 million as compared to $6.7 million for the three months ended June 30, 2007 resulting primarily from equipment reselling activity and increased gross postpaid and prepaid adds partially offset by a slight decline in the average handset price.  Gross postpaid and prepaid additions for the three months ended June 30, 2008 increased to 47,163 as compared to 43,749 during the comparable period last year. The average handset price for the three months ended June 30, 2008 declined slightly to $47 as compared to $48 for the three months ended June 30, 2007. Customer handset migrations for the three months ended June 30, 2008 decreased to 50,469 as compared to 53,068 in 2007.

Operating Expenses
	Three Months Ended June 30,
(In thousands)	2008	2007	$ Increase (Decrease)	% Increase (Decrease)
Network cost
Incollect cost	$13,257	$16,545	$(3,288)	-19.9%
Other network cost	27,240	23,658	3,582	15.1%
	40,497	40,203	294	0.7%
Cost of equipment sales	15,394	14,094	1,300	9.2%
Selling, general and administrative	41,449	40,229	1,220	3.0%
Depreciation and amortization	17,691	20,021	(2,330)	-11.6%
Total operating expenses	$115,031	$114,547	$484	0.4%

Network Cost. Network cost, as a percentage of total revenues, decreased to 23.1% for the three months ended June 30, 2008 as compared to 25.5% for the three months ended June 30, 2007, reflecting an incollect cost decrease partially offset by increases in other network costs. The incollect cost decrease is due to lower off-network customer call activity specifically in the southern Minnesota property we acquired in April 2007 in addition to a decline in incollect cost per minute. During the three months ended June 30, 2008, incollect minutes decreased approximately 2% compared to the prior year.  Incollect cost per minute for the three months ended June 30, 2008 was $0.078 compared to $0.085 during the three months ended June 30, 2007.  At June 30, 2008, our network had expanded to include 1,367 cell sites as compared to 1,260 at June 30, 2007.

Cost of Equipment Sales. As a percentage of revenue, cost of equipment sales for the three months ended June 30, 2008 decreased to 8.8% as compared to 8.9% for the three months ended June 30, 2007.  Cost of equipment sales increased 9.2% to $15.4 million for the three months ended June 30, 2008, primarily reflecting network reselling activity and increased gross postpaid and prepaid customer adds. Gross postpaid and prepaid additions for the three months ended June 30, 2008 increased to 47,163 as compared to 43,749 during the comparable period last year. The average cost of a handset was $134 for the three months ended June 30, 2008 and 2007. Customer handset migrations for the three months ended June 30, 2008 decreased to 50,469 as compared to 53,068 in 2007.

Selling, General and Administrative.

Components of SG&A are as follows:
(in thousands)	Three Months Ended June 30,
	2008	2007	$ Increase (Decrease)	% Increase (Decrease)
General and administrative	$17,407	$16,258	$1,149	7.1%
Sales and marketing	16,421	15,533	888	5.7%
Regulatory pass-through fees	4,836	4,762	74	1.6%
Stock based compensation	522	1,324	(802)	-60.6%
Bad debt	2,263	2,352	(89)	-3.8%
	$41,449	$40,229	$1,220	3.0%

As a percentage of revenue, SG&A decreased to 23.6% for the three months ended June 30, 2008 as compared to 25.5% for the three months ended June 30, 2007.  SG&A increased 3.0% to $41.4 million, reflecting increased general and administrative, related to one-time strategic costs resulting from the merger agreement between  Rural Cellular Corporation and Verizon, and increased sales and marketing, which were primarily related to TDMA migration activity.

Stock-based compensation - SG&A. For the three months ended June 30, 2008, stock-based compensation decreased to $522,000 from $1.3 million for the three months ended June 30, 2007. The compensation expense during the three months ended June 30, 2007 primarily reflected the significant increase in our stock price during the period requiring additional stock-based award compensation expense.  Subsequent to the Verizon Wireless/RCC merger announcement in July 2007, our stock price has been more stable and has not resulted in significant stock-based award compensation expense.

Depreciation and Amortization. Depreciation and amortization expense decreased 11.6% for the three months ended June 30, 2008 to $17.7 million as compared to $20.0 million for the three months ended June 30, 2007 reflecting the fully depreciated status of TDMA switching equipment in February 2008 and certain CDMA assets at December 31, 2007 and the fully amortized status of certain customer list intangible assets.

Other Income (Expense)

Interest Expense.

Components of Interest Expense	Three Months Ended June 30,
(in thousands)	2008	2007	$ Increase (Decrease)	% Increase (Decrease)

Interest expense on credit facility	$683	$538	$145	27.0%
Interest expense on senior secured notes	10,229	10,201	28	0.3%
Interest expense on senior notes	8,023	8,024	(1)	0.0%
Interest expense on senior subordinated notes	10,253	16,873	(6,620)	-39.2%
Amortization of debt issuance costs	1,222	1,332	(110)	-8.3%
Write-off of debt issuance costs	-	3,256	(3,256)	-100.0%
Call premium on early redemption of notes	-	9,750	(9,750)	-100.0%
Senior and junior preferred stock dividends	10,297	11,787	(1,490)	-12.6%
Derivative instrument market value change	(1,026)	(153)	(873)	570.6%
Other	631	115	516	448.7%
	$40,312	$61,723	$(21,411)	-34.7%

Interest expense for the three months ended June 30, 2008 decreased 34.7%, primarily reflecting moderately lower debt levels and lower average rates than a year ago, together with the expense related to redemption of our Senior Preferred Stock during the second quarter of 2007.

Primarily reflecting our redemption of senior exchangeable preferred stock in May 2007, cash interest expense for three months ended June 30, 2008 decreased to $11.6 million as compared to $95.1 million last year at this time.  We did not pay dividends on our junior exchangeable preferred stock during the three months ended June 30, 2008.  During the three months ended June 30, 2007, we made a cash payment of $41.7 million in dividends on our senior exchangeable preferred stock and a cash payment of $32.8 million in dividends on our junior exchangeable preferred stock.

Preferred Stock Dividends.

Preferred stock dividends for the three months ended June 30, 2008 increased 7.8% to $4.2 million as compared to $3.9 million in the three months ended June 30, 2007. The increase in preferred stock dividends reflects the compounding effect of the accrual of past Class M preferred stock dividends.

Six Months Ended June 30, 2008 and 2007

Revenue

Operating Revenue:
	Six Months Ended June 30,
(In thousands)	2008	2007	$ Increase (Decrease)	% Increase (Decrease)
Service	$221,698	$205,319	$16,379	8.0%
Roaming	104,804	79,527	25,277	31.8%
Equipment	16,297	13,068	3,229	24.7%
Total operating revenue	$342,799	$297,914	$44,885	15.1%

Service Revenue	Six Months Ended June 30,
(In thousands)	2008	2007	$ Increase (Decrease)	% Increase (Decrease)
Local service	$187,428	$174,348	$13,080	7.5%
USF support	23,800	22,330	1,470	6.6%
Regulatory pass through	8,798	8,277	521	6.3%
Other	1,672	364	1,308	359.3%
Total service revenue	$221,698	$205,319	$16,379	8.0%

The increase in service revenue for the six months ended June 30, 2008 primarily reflects the following:

•	20,466 additional postpaid customers as compared to June 30, 2007 and LSR which increased to $53 as compared to $52 during the six months ended June 30, 2007.
•
Co-locate rent, or the rent that RCC receives from other carriers who use our tower space, also contributed to the service revenue increase during the six months ended June 30, 2008.  Effective July 1, 2007, co-locate rent was classified as other service revenue.  Prior to July 1, 2007, co-locate rent was offset against network cost.

•
USF support which increased to $23.8 million for the six months ended June 30, 2008 as compared to $22.3 million for the six months ended June 30, 2007, primarily reflecting the addition of southern Minnesota markets in April 2007.

•	Increased regulatory pass-through fees, due to an increase in overall customers and increased rates.

Customers. Total customers increased to 791,316 at June 30, 2008 as compared to 778,529 at June 30, 2007 reflecting increased postpaid and prepaid customers partially offset by a decline in wholesale customers.

Postpaid customer retention declined to 98.1% for the six months ended June 30, 2008 compared to 98.2% in the six months ended June 30, 2007. This decrease primarily reflects the forced migration of TDMA customers to new technology handsets and their subsequently higher churn.  As of June 30, 2008, all of our customers were using 2.5G technology devices as compared to approximately 98% at March 31, 2008.

Postpaid customer gross additions decreased modestly to 79,780 for the six months ended June 30, 2008 compared to 83,379 last year. Accordingly, net postpaid customers increased by 6,958 during the six months ended June 30, 2008.  Last year at this time, postpaid customers increased by 52,024 including approximately 34,000 customers added from the April 1, 2007 southern Minnesota acquisition.

Prepaid customer gross additions increased to 15,834 for the six months ended June 30, 2008 compared to 4,098 last year reflecting improvements in our 2.5G prepaid billing systems and overall customer acceptance of our prepaid packages.  As a result of these factors, prepaid customers increased during the quarter by 5,593 and totaled 21,343 at June 30, 2008.

Roaming Revenue. The 31.8% increase in roaming revenue during the six months ended June 30, 2008 primarily reflects a 28% increase in outcollect minutes and an increase in data revenue, which were partially offset by a decline in our roaming yield.  Our outcollect yield for the six months ended June 30, 2008 was $0.09 per minute as compared to $0.10 per minute in the six months ended June 30, 2007. Data roaming revenue for the six months ended June 30, 2008 was $18.7 million as compared to $6.6 million in the comparable period of last year.

For the six months ended June 30, 2008, and 2007, AT&T, Verizon Wireless, and T−Mobile together accounted for approximately 96% and 94%, respectively, of our total outcollect roaming minutes.

We anticipate 2008 roaming minute increases to offset anticipated roaming yield declines, which should result in 2008 roaming revenue exceeding 2007 levels.

Equipment Revenue. Equipment revenue for the six months ended June 30, 2008 increased 24.7% to approximately $16.3 million as compared to $13.1 million for the six months ended June 30, 2007 primarily from network reselling activity and an increase in gross postpaid and prepaid additions.  Gross postpaid and prepaid additions for the six months ended June 30, 2008 increased to 95,614 as compared to 87,477 during the comparable period last year. The average handset price for both the six months ended June 30, 2008 and 2007 was $50. Customer handset migrations for the six months ended June 30, 2008 increased to 102,696 as compared to 99,137 in 2007.

Operating Expenses
	Six Months Ended June 30,
(In thousands)	2008	2007	$ Increase (Decrease)	% Increase (Decrease)
Network cost
Incollect cost	$26,785	$29,378	$(2,593)	-8.8%
Other network cost	52,086	45,347	6,739	14.9%
	78,871	74,725	4,146	5.5%
Cost of equipment sales	31,761	26,966	4,795	17.8%
Selling, general and administrative	83,438	74,023	9,415	12.7%
Depreciation and amortization	36,089	42,231	(6,142)	-14.5%
Total operating expenses	$230,159	$217,945	$12,214	5.6%

Network Cost. Network cost, as a percentage of total revenues, decreased to 23.0% for the six months ended June 30, 2008 as compared to 25.1% for the six months ended June 30, 2007, reflecting an incollect cost decrease partially offset by increases in other network costs. The incollect cost decrease is primarily due to a decline in per minute incollect cost which more than offset the increase in incollect minutes. Incollect cost per minute for the six months ended June 30, 2008 declined to approximately $0.079 as compared to $0.083 during the comparable period of the prior year. During the six months ended June 30, 2008, incollect minutes increased approximately 6% compared to the prior year.    At June 30, 2008, our network had expanded to include 1,367 cell sites as compared to 1,260 at June 30, 2007.

Cost of Equipment Sales. As a percentage of revenue, cost of equipment sales for the six months ended June 30, 2008 increased to 9.3% as compared to 9.1% for the six months ended June 30, 2007.  Cost of equipment sales increased 17.8% to $31.8 million for the six months ended June 30, 2008, primarily reflecting an increase in average handset costs, customer migrations and network reselling activity. Customer handset migrations for the six months ended June 30, 2008 were 102,696 as compared to 99,137 in the comparable period of the prior year. As of June 30, 2008, approximately all of our postpaid customers were using new technology devices compared to 95% at December 31, 2007. The average cost of a handset increased to $138 for the six months ended June 30, 2008 as compared to $133 during the six months ended June 30, 2007. Gross postpaid additions for the six months ended June 30, 2008 declined to 79,780 as compared to 83,379 during the comparable period of 2007.

Selling, General and Administrative.

Components of SG&A are as follows:
(in thousands)	Six Months Ended June 30,
	2008	2007	$ Increase (Decrease)	% Increase (Decrease)
General and administrative	$34,930	30,579	$4,351	14.2%
Sales and marketing	33,132	29,317	3,815	13.0%
Regulatory pass-through fees	9,396	8,680	716	8.2%
Stock based compensation	1,070	1,738	(668)	-38.4%
Bad debt	4,910	3,709	1,201	32.4%
	$83,438	$74,023	$9,415	12.7%

As a percentage of revenue, SG&A decreased to 24.3% for the six months ended June 30, 2008 as compared to 24.8% for the six months ended June 30, 2007.  SG&A increased 12.7% to $83.4 million, reflecting:

•	increased general and administrative, primarily reflecting one-time strategic costs of $2.7 million resulting from the merger agreement between Rural Cellular Corporation and Verizon,
•	increased sales and marketing, which were primarily related to sales efforts in southern Minnesota and TDMA migration activity,
•
increased bad debt expense, which primarily reflected a decline in sales of previously written off accounts receivable during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007, together with increased customer churn, and

•	increased regulatory pass-through fees.

Stock-based compensation - SG&A. For the six months ended June 30, 2008, stock-based compensation decreased to $1.1 million from $1.7 million for the three months ended June 30, 2007. The compensation expense during the six months ended June 30, 2007 primarily reflected the significant increase in our stock price during the period requiring additional tax related stock-based award compensation expense.  Subsequent to the Verizon Wireless/RCC merger announcement in July 2007, our stock price has been more stable and has not resulted in significant stock-based award compensation expense.

Depreciation and Amortization. Depreciation and amortization expense decreased 14.5% for the six months ended June 30, 2008 to $36.1 million as compared to $42.2 million for the six months ended June 30, 2007 reflecting the fully depreciated status of our TDMA switching equipment in February 2008 and certain CDMA assets at December 31, 2007 and the fully amortized status of certain customer list intangible assets.
.

Other Income (Expense)

Interest Expense.

Components of Interest Expense	Six Months Ended June 30,
(in thousands)	2008	2007	$ Increase (Decrease)	% Increase (Decrease)

Interest expense on credit facility	$1,526	$1,638	$(112)	-6.8%
Interest expense on senior secured notes	20,444	20,387	57	0.3%
Interest expense on senior notes	16,046	16,047	(1)	0.0%
Interest expense on senior subordinated notes	22,455	29,108	(6,653)	-22.9%
Amortization of debt issuance costs	2,441	2,645	(204)	-7.7%
Write-off of debt issuance costs	-	3,256	(3,256)	-100.0%
Call premium on early redemption of notes	-	9,750	(9,750)	-100.0%
Senior and junior preferred stock dividends	20,288	26,526	(6,238)	-23.5%
Derivative instrument market value change	435	(166)	601	-362.0%
Other	1,063	175	888	507.4%
	$84,698	$109,366	$(24,668)	-22.6%

Interest expense for the six months ended June 30, 2008 decreased 22.6%, primarily reflecting moderately lower debt levels and lower average rates than a year ago, together with the redemption of our Senior Preferred Stock during the second quarter of 2007.

Primarily reflecting our redemption of senior exchangeable preferred stock in May 2007, cash interest expense for six months ended June 30, 2008 decreased to $63.4 million as compared to $152.9 million last year at this time.  We did not pay dividends on our junior exchangeable preferred stock during the six months ended June 30, 2008.  During the six months ended June 30, 2007, we made a cash payment of $41.7 million in dividends on our senior exchangeable preferred stock and a cash payment of $32.8 million in dividends on our junior exchangeable preferred stock.

Preferred Stock Dividends.

Preferred stock dividends for the six months ended June 30, 2008 increased 8.3% to $8.4 million as compared to $7.7 million in the six months ended June 30, 2007. The increase in preferred stock dividends reflects the compounding effect of the accrual of past Class M preferred stock dividends.

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

We believe our networks continue to perform well as shown by our increases in customers and roaming MOUs. Our cell site count increased from 1,260 at December 31, 2007 to 1,367 sites at June 30, 2008. Primarily reflecting our efforts to continually improve network capacity in all of our service areas, our capital expenditures for the six months ended June 30, 2008 were $20.8 million as compared to $22.6 million in 2007.

Junior Exchangeable Preferred Stock. We have failed to pay at least six quarterly dividends on the Junior Exchangeable Preferred Stock and, accordingly, a “Voting Rights Triggering Event,” as defined in its Certificate of Designation has occurred. As a result, the holders of junior exchangeable preferred stock have the right to elect two directors.  In addition, while a “Voting Rights Triggering Event” exists, certain terms of our junior exchangeable preferred stock, if enforceable, may prohibit incurrence of additional indebtedness, including borrowings under our revolving credit facility.  The accrued dividends in arrears for the junior exchangeable preferred securities, through June 30, 2008, totaled approximately $91.0 million.

Credit Facility. As of June 30, 2008, we were in compliance with covenants under the credit facility and had drawn $58 million of the $60 million initially available.

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

Cash flows for the six months ended June 30, 2008 and 2007

	Six Months Ended June 30,
(in thousands)	2008	2007	$ Increase (Decrease)
Net cash provided by (used in) operating activities	$78,615	$(35,929)	$114,544
Net cash (used in) provided by investing activities	(20,708)	40,933	(61,641)
Net cash provided by (used in) financing activities	2,153	(51,136)	53,289
Net increase (decrease) in cash and cash equivalents	60,060	(46,132)	106,192

Cash and cash equivalents, at beginning of year	114,366	72,495	41,871
Cash and cash equivalents, at end of period	$174,426	$26,363	$148,063

Net cash and cash equivalents provided by operating activities was $78.6 million for the six months ended June 30, 2008 as compared to net cash and cash equivalents used in operating activities of $35.9 million for the six months ended June 30, 2007.  Adjustments to the $29.1 million net income for the six months ended June 30, 2008 to reconcile to net cash used in operating activities included the following:

•	$36.1million in depreciation and amortization,
•	$6.2 million decrease in inventories, and
•	$20.3 million increase in preferred stock dividends.

Partially offsetting the above were a $6.6 million increase in accounts receivable, and a $7.8 million increase in accounts payable.

Net cash used in investing activities for the six months ended June 30, 2008 was $20.7 million, which was mostly comprised of property and equipment purchases related to network expansion within existing service areas and maintenance of existing networks.

Net cash used in financing activities for the six months ended June 30, 2008 was $2.2 million, reflecting the proceeds from the issuance of common stock pursuant to our employee stock purchase plan and upon exercise of stock options.

Liquidity. Our cash and cash equivalents and short-term investments increased to $174.4 million as compared to $114.4 million at December 31, 2007. Primarily reflecting our redemption of senior exchangeable preferred stock in May 2007, cash interest expense for six months ended June 30, 2008 decreased to $63.4 million as compared to $152.9 million last year at this time.  We did not pay dividends on our junior exchangeable preferred stock during the six months ended June 30, 2008.  During the six months ended June 30, 2007, we made a cash payment of $41.7 million in dividends on our senior exchangeable preferred stock and a cash payment of $32.8 million in dividends on our junior exchangeable preferred stock.

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

Supplemental Disclosure of Condensed Consolidated Cash Flow Information

(in thousands)	Six Months Ended June 30,
	2008	2007
Cash paid for:
Interest	$63,358	$152,879

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have issued debt and preferred securities and used bank credit facilities as well as cash from operations to finance our capital requirements and operations. These financial instruments, to the extent they provide for variable rates of interest, expose us to interest rate risk. One percentage point of an interest rate adjustment would have changed our cash interest payments on an annual basis by approximately $6.6 million as of June 30, 2008.

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

Management’s Report on Internal Control Over Financial Reporting

The management of RCC is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). RCC’s internal control system is designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. RCC’s management assessed the effectiveness of the company’s internal control over financial reporting as of June 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of June 30, 2008, our internal controls over financial reporting were effective.

Changes to Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

(b) Preferred Stock Dividends

12¼% Junior Exchangeable Preferred Stock. As of the date of this report, we were nine dividend payments in arrears with regard to our junior exchangeable preferred stock, creating a “`Voting Rights Triggering Event.” Accrued dividends in arrearage, through July 31, 2008, were approximately $94.4 million.

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

RURAL CELLULAR CORPORATION
(Registrant)

Date: August 1, 2008	/s/ Richard P. Ekstrand
Richard P. Ekstrand
President and Chief Executive Officer

Date: August 1, 2008	/s/ Wesley E. Schultz
Wesley E. Schultz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)